Form 10KSB
period 1998-12-31
LIFE MEDICAL TECHNOLOGIES INC /UT/
filed 1999-07-30
CIK 846475

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended  DECEMBER 31, 1998

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from                     to            .

                      Commission File No.  33-26787-D

                      LIFE MEDICAL TECHNOLOGIES, INC.
          (Exact name of Registrant as specified in its charter)

                       UTAH                            87-0403828
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

       6975 SOUTH UNION PARK CENTER #600, SALT LAKE CITY, UTAH 84054
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 256-9600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[    ] YES    [ X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    [     ]

Revenue for the year ended 1998: $12,414


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, of a specified date within the past 60 days. At July 21, 1999, the aggregate market value of the voting stock held by non-affiliates was 0.

As of July 21, 1999, the registrant had 25,424,317 shares of common stock issued and outstanding.

Documents incorporated by reference: None.




                             TABLE OF CONTENTS




PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K







                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
          Life Medical Technologies was organized on December 26, 1991 in the state of Delaware. It was in the business of bringing simple, cost effective, new medical product technology to the health care market place. In 1995, the Company dramatically cut back its operations and cut back most staffing.
From 1996 to 1998, the Company maintained a skeleton crew to maintain and ship existing orders for its inventory, but did not market or research and develop any additional products for its sales line. By mid 1997, all employees were laid off and part time help was maintained to handle existing sales and shipping of products. By 1998, sales had declined to minimal levels and all remaining assets were distributed to its wholly owned subsidiary (see below) and sold off to two of its former employees.

          The Company had acquired several subsidiaries in 1995, but had either sold off all entities by the end of 1998 or allowed the entities to lapse into nonexistence. At December 31, 1998, only the parent corporation, Life Medical Technologies, Inc. remains.

          The subsidiary corporations were: Omega Fiberoptic Technologies, Omega Laser Systems, Omega Endoscopic Technologies, Inc., Ridgeway Medical Enterprises, Inc. and Innovative Medical Development Corporation. All of the Omega companies were spun off in a stock transaction in 1997 to it former owners and Innovative Medical Development was sold off in September 1998 to two former employees of Life Medical Technologies.

REORGANIZATION AND CHANGE OF DOMICILE

          In February 1994, the principal shareholders of Life Medical Technologies, Inc. entered into an Agreement and Plan of Reorganization (the "Plan"), with Media U.S.A., Inc. wherein the principal shareholders of Life Medical Technologies, Inc. became the controlling shareholders of Media U.S.A., Inc. The transaction was viewed as a "reverse acquisition" and was completed on March 1, 1994. The Plan was adopted, ratified and approved by shareholders owning a two-thirds majority of the outstanding common stock of the Company at a special meeting of shareholders held February 19, 1994.

          On August 29, 1994, the Company held a special meeting of shareholder to approve a change in domicile of incorporation to Delaware through the merger of Life Medical (Colorado) with and into a subsidiary organized in the state of Delaware under the name "Life Medical Technologies, Inc.", with the outstanding shares of Life Medical (Colorado) being converted into shares of the new Delaware corporation.

          Under the terms of the Plan of Merger, Life Medical (Delaware) became the surviving corporation; the separate corporate existence of Life Medial (Colorado) ceased; Life Medical (Delaware) succeeded to all of the business, properties, assets, and liabilities of the Company; the directors and officers of the Company remained the same; and each outstanding share of the Company's common stock was automatically converted into one share of the Life Medical (Delaware).




ITEM 2.  DESCRIPTION OF PROPERTIES

          The Company currently operates from the office of the Company's Attorney and pays no rent or expenses.

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable




                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1999, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1998 there appeared to be little or no trading in the stock of the Company. As of July 21, 1999, the Company had approximately 111 shareholders of record.

          During the preceding two fiscal years the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and financial condition and other relevant factors. At July 21, 1999, the Company had 111 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Life Medical Technologies was organized on December 26, 1991 in the state of Delaware. It was in the business of bringing simple, cost effective, new medical product technology to the health care market place. In 1995, the Company dramatically cut back its operations and cut back most staffing.
From 1996 to 1998, the Company maintained a skeleton crew to maintain and ship existing orders for its inventory, but did not market or research and develop any additional products for its sales line. By mid 1997, all employees were laid off and part time help was maintained to handle existing sales and shipping of products. By 1998, sales had declined to minimal levels and all remaining assets were distributed to its wholly owned subsidiary (see below) and sold off to two of its former employees.

          The Company had acquired several subsidiaries in 1995, but had either sold off all entities by the end of 1998 or allowed the entities to lapse into nonexistence. At December 31, 1998, only the parent corporation, Life Medical Technologies, Inc. remains.

          The subsidiary corporations were: Omega Fiberoptic Technologies, Omega Laser Systems, Omega Endoscopic Technologies, Inc., Ridgeway Medical Enterprises, Inc. and Innovative Medical Development Corporation. All of the Omega companies were spun off in a stock transaction in 197 to it former owners and Innovative Medical Development was sold off in September 1998 to two former employees of Life Medical Technologies.

FINANCIAL CONDITION

          The Company has very little revenue during the year ended December 31, 1998 ($12,414) compared to previous year (89,486). Total stockholders' equity was $122, as compared to $(72,658) at December 31, 1997. The Company has no operating capital for future operations.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

ITEM 7.  FINANCIAL STATEMENTS

          The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          David Thomson, PC was previously the principal accountant for Life Medical Technologies, Inc. On January 26, 1999, the Board of Directors approved the engagement of the firm of Crouch, Bierwolf & Chisholm to replace David Thomson, PC who declined to stand for reelection as the Certifying Accountant for the Company.

          In connection, with the audit of the previous fiscal year ended December 31, 1994 and subsequent periods to December 31, 1998, there were no disagreements with David Thomson, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to his satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and said firm has not advised the registrant of any reportable events.

          The accountant's report of David Thomson, PC on the financial statements of Life Medical Technologies, Inc. as of December 31, 1994 and for the year then ended did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.




                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as of December 31, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

DIRECTORS AND EXECUTIVE OFFICERS

                       Age        Director
     Name            (1999)       Since            Position with the Company
    Robert Kroft        38         1998              President/Director

     Each director of the Company serves for a term of one year and until his or her successor is elected at the Company's annual shareholder's meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his or her successor is elected at the annual meeting of the board of directors and is qualified. Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

          None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of July 21, 1999, the name and address and the number of shares of the Company's common stock, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 25,424,317 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group:

                                           Amount and Nature
                Name and Address             of Beneficial       Percent of
Title of Class  of Beneficial Owner            Ownership          Class

Common          Robert Kroft
                6975 South Union Park Center      25,000,000           98.3%
                Salt Lake City, Utah 84054

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Report of Crouch, Bierwolf & Chisholm, Certified Public Accountants

Balance Sheet as of December 31, 1998.

Statements of Operations - For the years ended December 31, 1998 and December 31, 1997.

Statement of Stockholders' Equity - For the period from December 31, 1998 to December 31, 1997.

Statement of Cash Flows - For the years ended December 31, 1998 and December 31, 1997.

Notes to Financial Statements

(a)(2) FINANCIAL STATEMENTS SCHEDULES. The following financial statement schedules are included as part of this report:

          None.




                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Life Medical Technologies, Inc.

                   By:

                   /s/Robert Kroft

Dated:  July 21, 1999




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Robert Kroft            President and Director
                            (Principal Executive and
                             Financial Officer)             July 21, 1999






                    INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

  Balance Sheets - December 31, 1997.

  Statements of Operations - For the years ended December 31, 1997 and
   December 31, 1996 and from December 26, 1985 to December 31, 1997.

  Statement of Stockholders' Equity - For the period from (inception)
   December 26, 1985 to December 31, 1997.

  Statement of Cash Flows - For the years ended December 31, 1997 and
   December 31, 1996 and from December 26, 1985 to December 31, 1997.

  Notes to Financial Statements









                     INDEPENDENT AUDITORS' REPORT


Stockholders and Directors
Life Medical Technologies, Inc.
Salt Lake City, Utah



     We have audited the accompanying balance sheet of Life Medical Technologies, Inc. (a Delaware corporation) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years 1998 and 1997 then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Medical Technologies, Inc. as of December 31, 1998 and the results of its operations and cash flows for the years 1998 and 1997 then ended in conformity with generally accepted accounting principles.





Salt Lake City, Utah
February 11, 1999



                   LIFE MEDICAL TECHNOLOGIES, INC.
                            Balance Sheet

                                ASSETS
                                                    December 31,
                                                    1998

Organization costs (Note 1)                         $     122

TOTAL ASSETS                                        $     122


                         STOCKHOLDERS' EQUITY


Preferred stock, 5,000,000 shares authorized
     at $.001 par value; 0 shares outstanding            -
Common stock, 150,000,000 shares authorized
     at $.001 par value; 132,440,488 shares
     issued and outstanding, respectively             132,440
Capital in Excess of Par Value                      1,705,814
Retained Deficit                                    (1,838,132   )

Total Stockholders' Equity                                122

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     122


                   LIFE MEDICAL TECHNOLOGIES, INC.
                       Statements of Operations

                                                       For the
                                                       Year Ended
                                                       December 31,
                                            1998              1997

REVENUE

      Sales                                  $12,414   $89,486

EXPENSES

      Cost of sales (Note 1)                   6,207    44,585
      Amortization (Note 1)                      366       389
      Selling, general and administrative     17,183    47,403
      Interest                                 5,850    17,752
      Bad debt                                  -       70,882

      Total Expenses                          29,606   181,011

OTHER INCOME/EXPENSES

      Interest                                   352       270

NET INCOME (LOSS) - Before Taxes             $(16,840) $ (91,255)

      Taxes                                     -         -

INCOME (LOSS)                                $(16,840)        $   (91,255   )

Loss Per Common Share                        $  -      $  -

Average Outstanding Shares                   72,866,321        38,116,157






                   LIFE MEDICAL TECHNOLOGIES, INC.
                  Statements of Stockholders' Equity
              From January 1, 1997 to December 31, 1998


                                             Capital in
                             Common  Common    Excess of           Retained
                                  Shares        Stock               Par Value
                                                                    Deficit


Balance, January 1, 1997      31,390,094     $  31,390  $1,515,575 $(1,730,037)

Stock issued for conversion of
 Notes Payable at $.02 per
 share (Note 3)               11,530,394        11,530   190,139        -

Loss for the Year                 -                -       -         (91,255)

Balance, December 31, 1997    42,920,488         42,920  1,705,714  (1,821,292)

Cancellation of stock
 (Note 5)                     (1,130,000)       (1,130)      1,130       -

Stock issued for services rendered
 at $.001 per share (Note 6)    4,614,000         4,614          -       -

Stock issued for cancellation of
 debt for $.001 per
 share (Note 7)                86,336,000        86,336          -       -

Stock canceled for spinoff/sale
 of subsidiary to former employees
 at $.004 per share
(Note 7)                       (300,000)         (300)        (1,030)    -

Loss for the Year                -                 -              -    (16,840)

Balance, December 31, 1998     132,440,488   $ 132,440   $ 1,705,81 $(1,838,132)




                   LIFE MEDICAL TECHNOLOGIES, INC.
                       Statements of Cash Flows

                                                       For the Year Ended

                                             December 31,   December 31,
                                                  1998         1997


CASH FLOW FROM
   OPERATING ACTIVITIES
  Net Income (Loss)                       $   (16,840)       $(91,255)
  Amortization                                    366             389
  Increase (decrease)
    In inventory & accounts receivable           6,785        43,674
   In accounts payable                           7,033         2,399
  Expenses paid by stock issuance               10,464         8,509

Net Increase in Cash Flows From
   Operating Activities                          -            36,284

CASH FLOWS FROM
    INVESTING ACTIVITIES
  Cash Disbursed to Subsidiary (Note 7)          (14,163 )      -
                                                 (14,163)       -

CASH FLOWS FROM
   FINANCING ACTIVITIES
  Issuance of Note Payable for Cash (Note 7)        -         37,839
                                                    -         37,839

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          (6,355)       1,555

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                         6,355        4,800

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                $  -      $ 6,355

CASH PAID DURING THE PERIOD FOR:
  Interest                                         $   -     $   -
  Income Taxes                                     $   -     $   -

Supplemental Cash Flow Information:
  Stock Issued for Debt (Note 3 & 7)                $86,336    $201,669
  Stock Issued for Services (Note 6)                $4,614     $-
  Stock Issued for Interest (Note 3 & 7)            $5,850     $8,509





                   LIFE MEDICAL TECHNOLOGIES, INC.
                    Notes to Financial Statements
                          December 31, 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Background and History Life Medical Technologies was organized on
December 26, 1991 in the State of Delaware. It was in the business of bringing simple, cost effective, new medical product technology to the health care market place. By 1998, sales and marketing had declined to non operations status and the remaining assets were spunoff to its wholly owned subsidiary and sold to two former employees of the Company. (Note 7).

     Cash and Cash Equivalents The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     Organization Costs Organization costs are being amortized over a sixty month period on a straight line basis. Amortization for 1998 and 1997 was $366 and $387, respectively.

     Inventory In 1995, the Company wrote off all assets under FASB 121.   The
value of all fixed assets and intangible assets were written down to their estimated fair market value or future estimated discounted cash flows, whichever is lower. The value of the inventory was written down to the lower of cost or their market value, whichever is lower.

NOTE 2 - INCOME TAXES

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 1998 and was applied retroactively.

     Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial purposes. There were no temporary differences at December 31, 1998 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards of over $1,000,000 at December 31, 1998. No effect has been shown in the financial statements for the netoperating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1998 have been offset by valuation reserves of the same amount.



                   LIFE MEDICAL TECHNOLOGIES, INC.
                    Notes to Financial Statements
                          December 31, 1998


NOTE 3 - NOTE PAYABLE

     In 1997, the Company negotiated a settlement with several private individuals to convert their debt into equity. 11,530,394 shares were issued to satisfy $169,166 of debt and $32,503 of accrued interest. Interest expense on the debt, up to time of conversion, was $3,925 for 1995, $20,069 for 1996 and $8,509 for 1997.

NOTE 4 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 5 - CANCELLATION OF SHARES

     In June 1997, three of the Companies subsidiaries were sold off to their original owners by spinning out Omega Fiberoptic Technologies, Omega Laser Systems, and Omega Endoscopic Technologies, Inc. 1,130,000 shares were canceled in the transaction.

NOTE 6 - STOCK FOR SERVICES

     In 1998, 4,614,000 shares were issued for services rendered for the Company by a former employee of the Company. The services were valued at $4,614 or $.001 per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

     Notes Payable In 1998, major stockholder/officer/director converted $86,336 in debt ($68,489 principle and $17,847 accrued interest) for 86,336,000 shares or $.001 per share. Interest accrued on this debt was $2,754 for 1996, $9,243 for 1997 and $5,850 for 1998. $30,650 was loaned in 1996 and
$37,839 in 1997.

     Sale/Spinoff of Assets to Former Employee/Director On September 30, 1998, the remaining assets of the Company were spunoff to its sole subsidiary, Innovative Medical Development Corporation and then sold to a former employee and a former officer/director for cancellation of 300,000 shares of stock.
The assets transferred/sold were cash ($14,163), receivables ($503), and accounts payable ($13,336). Other assets were transferred at the time included some fixed assets (estimated fair market value of less the $1,000; book value of $0) and inventory (fair market value and book value of $0).



                   LIFE MEDICAL TECHNOLOGIES, INC.
                     Notes to Financial Statements
                          December 31, 1998

NOTE 8 - COMMON STOCK TRANSACTIONS

     In 1998, the shareholders approved a change in the capital structure of the Company to increase the authorized stock to 5,000,000 shares preferred $.001 par value and 150,000,000 common shares authorized $.001 par value. The change was made effective with the State of Delaware on June 7, 1999.



We hereby consent to the use of our audit report of Life Medical Technologies, Inc. dated February 11, 1999 for the year ended December 31, 1998 in the Form 10KSB Annual Report for the year 1998.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
July 21, 1999