Form 10KSB
period 1998-12-31
LIFE MEDICAL TECHNOLOGIES INC /UT/
filed 2000-01-07
CIK 846475

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

	For the fiscal year ended  December 31, 1998

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

	For the transition period from 				 to 				.

                  	Commission File No.  33-26787-D

                    	LIFE MEDICAL TECHNOLOGIES, INC.
           	(Exact name of Registrant as specified in its charter)

    		 DELAWARE 	                             87-0403828
		(State or other jurisdiction of	           (IRS Employer
		incorporation or organization)	            Identification No.)

	     6975 South Union Park Center #600, Salt Lake City, Utah 84054
	         (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 256-9600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.   [    ] Yes     [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [     ]

Revenue for the year ended 1998: $12,414


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, of a specified date within the past 60 days. At November 30, 1999, the aggregate market value of the voting stock held by non-affiliates was.

As of November 30, 1999, the registrant had 25,424,317 shares of common stock issued and outstanding.

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

	PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
	Life Medical Technologies was organized on December 26, 1991 in the state of Delaware. It was in the business of bringing simple, cost effective, new medical product technology to the health care market place. In 1995, the Company dramatically cut back its operations and cut back most staffing.
From 1996 to 1998, the Company maintained a skeleton crew to maintain and ship existing orders for its inventory, but did not market or research and develop any additional products for its sales line. By mid 1997. all employees were laid off part time help was maintained to handle existing sales and shipping of products. By 1998, sales had declined to minimal levels and all remaining assets were distributed to its wholly owned subsidiary (see below) and sold off to two of its former employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

	None - not applicable

	PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
   	     RELATED STOCKHOLDER MATTERS

	Because this report is being prepared in 1999, the Company has not been able to obtain any reliable trading history for the period reported.  During the year ended December 31, 1998 there appeared to be little or no trading in the stock of the Company.  As of November 30, 1999, the Company had approximately
111 shareholders of record.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        	AND RESULTS OF OPERATIONS

	Life Medical Technologies was organized on December 26, 1991 in the state of
Delaware.  It was in the business of bringing simple, cost effective, new medical product technology to the health care market place.  In 1995, the
Company dramatically cut back its operations and cut back most staffing.
From 1996 to 1998, the Company maintained a skeleton crew to maintain and ship existing orders for its inventory, but did not market or research and develop any additional products for its sales line.  By mid 1997 all employees were laid off and part time help was maintained to handle existing sales and shipping of products.  By 1998, sales had declined to minimal levels and all remaining assets were distributed to its wholly owned subsidiary (see below) and sold off to two of its former employees.

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

Financial Condition

	The Company has very little revenue during the year ended December 31, 1998
($12,414) compared to previous year $(89,486).  Total stockholders' equity was $122, as compared to $(72,658) at December 31, 1997.  The Company has no
operating capital for future operations.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        	AND FINANCIAL DISCLOSURE

	Dave Thomsen was previously the principal accountant for Life Medical Technologies, Inc. The Board of Directors approved the engagement of the firm of Crouch, Bierwolf & Chisholm to replace Dave Thomsen which declined to stand for reelection as the Certifying Accountants for the Company.

	In connection with the audit of the previous fiscal year ended December 31,
1994, there were no disagreements with Dave Thomsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and said firm has not advised the registrant of any reportable events.

	PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following table sets forth as of December 31, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Directors and Executive Officers

	              	  	Age		   Director
	        Name	   	(1999)		 Since			Position with the Company
    Robert Kropf		 38       	1998			     President/Director

	 Mr. Kropf is 38 years old. He is the former owner and operator of a company called Dinner and Bingo Club. His business experience for the past seven years has been extensive in restaurant and other retail stores. Mr. Kropf serves on several other public boards.

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

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

		Mr. Kropf received twenty five million share to serve as a new officer and director of the company.

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


                            								     Amount and Nature
				               		Name and Address      of Beneficial 		Percent of
 Title of Class				of Beneficial Owner       Ownership  		     Class
Common		              	Robert Kropf
				               6975 South Union Park Center	25,000,000			98.3%
            			  Salt Lake City, Utah 84054

Item 12.  Certain Relationships and Related Transactions

		During the third quarter, twenty-five million shares were issued to Mr.
Kropf.  At the time of issuance there was no market for the Company's common stock.  Consequently, the shares were valued at par value.

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

Dated: November 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE		TITLE	DATE

/s/ Robert Kroft		President and Director
 		(Principal Executive and
		 Financial Officer)	November 30, 1999


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

An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Medical
Technologies, Inc. as of December 31, 1998 and the results of its operations and cash flows for the years 1998 and 1997 then ended in conformity with generally accepted accounting principles.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and does not have sufficient assets to pay for any future operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
February 11, 1999

                  Life Medical Technologies, Inc.
                        	Balance Sheet

	ASSETS
                                                  					December 31,
					                                                     1998

Organization costs (Note 1)		                          		$	122

TOTAL ASSETS				                                         $	122


	STOCKHOLDERS' EQUITY


Preferred stock, 5,000,000 shares authorized
     at $.001 par value; 0 shares outstanding		         			-
Common stock, 150,000,000 shares authorized
     at $.001 par value; 132,440,488 shares
     issued and outstanding, respectively			              		132,440
Capital in Excess of Par Value                       		 			1,705,814
Retained Deficit			 	                                    	(1,838,132)

Total Stockholders' Equity			                                  		122

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		                  	$	122

                    	Life Medical Technologies, Inc.
                       	Statements of Operations

                                                    								For the
                                                   								Year Ended
	                                                   						December 31,
                                                   					1998     			1997

REVENUE

      Sales				                                        $	12,414		$	89,486

EXPENSES

      Cost of sales (Note 1)					                        6,207			44,585
      Amortization (Note 1)					                              366			389
      Selling, general and administrative			           	17,183			47,403
      Interest			                                      		5,850			17,752
      Bad debt			                                       		-   			70,882

      Total Expenses		                               		29,606			181,011

OTHER INCOME/EXPENSES

      Interest 	                                          				352			270

NET INCOME (LOSS) - Before Taxes	                			$	(16,840	) 	$	(91,255	)

      Taxes 		                                           			-   			-

INCOME (LOSS)                                      		$	(16,840	) 	$	(91,255	)

Loss Per Common Share			                                  	$	-   	 	$	-

Average Outstanding Shares			                       		72,866,321			38,116,157


                        Life Medical Technologies, Inc.
                      	Statements of Stockholders' Equity
                  	From January 1, 1997 to December 31, 1998


	                                               					Capital in
 		                              	Common 		Common   		Excess of   		Retained
  				                            Shares   Stock 		   Par Value  	   Deficit

Balance, January 1, 1997				31,390,094 	$	31,390 	$	1,515,575 		$(1,730,037)

Stock issued for conversion of
 Notes Payable at $.02 per
 share (Note 3)				         11,530,394 		11,530 	    	190,139      		-

Loss for the Year		            		-       		-           		-  	     	(91,255)

Balance, December 31, 1997				42,920,488 		42,920 		1,705,714 		(1,821,292)

Cancellation of stock (Note 5)(1,130,000)	(1,130)       1,130       		-

Stock issued for services rendered
  at $.001 per share (Note 6		 4,614,000 		4,614 	        	-   	   	-

Stock issued for cancellation of
   debt for $.001 per share (Note 7)			86,336,000 		86,336		-   		-

Stock canceled for spinoff/sale
of subsidiary to former employees
at $.004 per share (Note 7)				         (300,000)  		(300)		(1,030)		-

Loss for the Year			                         	-   	    	-  		-  		(16,840)

Balance, December 31, 1998				132,440,488	$	132,440	$	1,705,814		$(1,838,132)



                      Life Medical Technologies, Inc.
                        	Statements of Cash Flows

                                                						For the Year Ended
                                           					December 31, 				December 31,
                                           				      1998       			1997

CASH FLOW FROM
   OPERATING ACTIVITIES
	Net Income (Loss)		                              		(16,840	) 	 	(91,255	)
	Amortization					                                       366			      389
	Increase (decrease)
		In inventory & accounts receivable				             	6,785		    	43,674
		In accounts payable					                            7,033		     	2,399
	Expenses paid by stock issuance		                 			10,464	    		8,509

Net Increase in Cash Flows From
   Operating Activities			                             		-   			36,284

CASH FLOWS FROM
    INVESTING ACTIVITIES
	Cash Disbursed to Subsidiary (Note 7)				             	( 14,163	) 		-
					                                                  		(14,163	) 		-
CASH FLOWS FROM
   FINANCING ACTIVITIES
	Issuance of Note Payable for Cash (Note 7)			            		-   			37,839
					                                                     		-   			37,839
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS		                              	(6,355	) 		1,555

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD	                              				6,355			4,800

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD				                                   $	-   		$	6,355

CASH PAID DURING THE PERIOD FOR:
	Interest 				                                            $	-   		$	-
	Income Taxes				                                         $	-   		$	-

Supplemental Cash Flow Information:
	Stock Issued for Debt (Note 3 & 7)		                  		$	86,336		$	201,669
	Stock Issued for Services (Note 6)				                    	4,614		$	-
	Stock Issued for Interest (Note 3 & 7)	                			$	5,850		$	8,509


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

	Inventory In 1995, the Company wrote off all assets under FASB 121.   The
value of all fixed assets and intangible assets were written down to their estimated fair market value or future estimated discounted cash flows, whichever is lower. The value of the inventory was written down to the lower of cost or their market value.

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

	The Company has cumulative net operating loss carryforwards of over $1,000,000 at December 31, 1998. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1998 have been offset by valuation reserves of the same amount.


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

	Sale/Spinoff of Assets to Former Employee/Director On September 30, 1998, the remaining assets of the Company were spunoff to its sole subsidiary, Innovative Medical Development Corporation and then sold to a former employee and a former officer/director for cancellation of 300,000 shares of stock. The assets transferred/sold were cash ($14,163), receivables ($503), and accounts payable ($13,336). Other assets were transferred at the time included some fixed assets (estimated fair market value of less th value of $0) and inventory (fair market value and book value of $0).


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

NOTE 9 - GOING CONCERN

	The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

We hereby consent to the use of our audit report of Life Medical
Technologies, Inc. dated February 11, 1999 for the year ended December 31, 1998 in the Form 10KSB Annual Report for the year 1998.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
November 30, 1999