Form 10QSB
period 1999-03-31
LIFE MEDICAL TECHNOLOGIES INC /UT/
filed 2000-01-07
CIK 846475

FORM 10-QSB

                    	SECURITIES AND EXCHANGE COMMISSION
                         	Washington D.C.  20549

              	Quarterly Report Under Section 13 or 15 (d)
                  	Of the Securities Exchange Act of 1934


                 	For Quarter Ended        March 31, 1999

                 	Commission File Number    33-26787-0


	                      LIFE MEDICAL TECHNOLOGIES, INC.
           	(Exact name of registrant as specified in its charter)


	      DELAWARE                                 87-0403828
	(State or other jurisdiction of               (IRS Employer
	incorporation or organization)               Identification No.)


                 	6975 SOUTH UNION PARK DRIVE  #600
	                    SALT LAKE CITY, UTAH  84047
               	(Address of principal executive offices)


Registrant's telephone number
including area code                          	          (801) 256-9600



	Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

      	Yes       No X

and (2) has been subject to such filing requirements for the past 90 days.


	Yes X    No


                      	              25,424,317
                           	(Number of shares of common
                            	stock the registrant had
                            	outstanding as of November 30, 1999)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

	The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.


	In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and changes in its financial position from December 31, 1998 through March 31, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                     Life Medical Technologies, Inc.
                           Balance Sheet


                               	ASSETS
                                               		March 31, 			December 31,
                                                 		1999     			1998

Organization costs (Note 1)                      	$	30	       	$	122

TOTAL ASSETS	                                     $	30        	$	122


	STOCKHOLDERS' EQUITY

Preferred stock 5,000,000 shares authorized
     at $.001 par value; 0 shares outstanding    	$	-   		      $	-
Common stock, 150,000,000 shares authorized
     at $.001 par value; 144,317 shares
     issued and outstanding, respectively	        	144	       		144
Capital in Excess of Par Value		                  1,838,110	 		1,838,110
Retained Deficit	                               	(1,838,224) 		(1,838,132)

Total Stockholders' Equity		                       30	            		122

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	       $	30		          $	122

                     Life Medical Technologies, Inc.
                       Statements of Operations
                            (unaudited)
                                                								For the Three
						 		                                                Months Ended
					 	   		                                               March 31,
					                                                  	1999     1998
REVENUE

      Sales				                                        $	-   		$	4,702

EXPENSES

      Cost of sales (Note 1)			                         		-  			2,350
      Amortization (Note 1)				                         	92	     		92
      Selling, general and administrative					            -  			1,252
      Interest	                                      				-   			2,289
      Bad debt					                                       -   			-

      Total Expenses			                                  		92			5,983

OTHER INCOME/EXPENSES

      Interest 				                                       	-   			70

NET INCOME (LOSS) - Before Taxes                  				$	(92	) 	$	(1,211	)

      Taxes 			                                           		-   			-

INCOME (LOSS)	                                    			$	(92	) 	$	(1,211	)

Loss Per Common Share				                             $	-  	 	$	-

Average Outstanding Shares	                      				144,317		 	54,797



                   Life Medical Technologies, Inc.
                     Statements of Cash Flows

					               	                            		For the Three
					           			                                 Months Ended
					   			                                          March 31,
					                                              1999      1998

CASH FLOW FROM
   OPERATING ACTIVITIES
	Net Income (Loss)		                            	$		(92	) 	$	(1,211	)
	Amortization				                                   	92	       		92
	Increase (decrease)
		In inventory & accounts receivable				             	-   		 	(354	)
		In accounts payable				                            	-   			1,986

Net Increase in Cash Flows From
   Operating Activities		                           			-   			513

CASH FLOWS FROM
    INVESTING ACTIVITIES
	Cash Disbursed to Subsidiary 			                      		-   	 		-
	                                                     				-   	 		-

CASH FLOWS FROM
   FINANCING ACTIVITIES
	Issuance of Note Payable for Cash                   					-   			-
					                                                   		-   			-

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS		                               			-   	 		513

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD				                               	-   			6,355

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD		                                   		$	-   		$	6,868

CASH PAID DURING THE PERIOD FOR:
	Interest 	                                             			$	-   		$	-
	Income Taxes			                                          	$	-   		$	-

                       Life Medical Technologies, Inc.
                      Notes to the Financial Statements
                              March 31, 1999

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

	Organization Costs Organization costs are being amortized over a sixty month period on a straight line basis. Amortization for 1999, 1998 and 1997 was $92, $366 and $387, respectively.

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


                       	Life Medical Technologies, Inc.
                        	Notes to Financial Statements
                            	December 31, 1998

NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those

NOTE 4 - COMMON STOCK TRANSACTIONS

	In 1998, the shareholders approved a change in the capital structure of the Company to increase the authorized stock to 5,000,000 shares preferred $.001 par value and 150,000,000 shares authorized $.001 par value. The change was made effective with the State of Delaware on June 7, 1999.

NOTE 5 - REVERSE STOCK SPLIT/BOARD ACTIONS

	In 1998, board of directors authorized a 1 for 1000 reverse stock split upon approval by the stockholders. The reverse split was affected in 1999.
The financial statements for all periods have been restated to reflect the reverse stock split.

	In 1998, the board of directors also authorized several issuances of stock for services rendered to the Company. A total of 25,280,000 post reverse split shares that were to be issued upon the reverse stock split. The shares were authorized in October 1999 issued in July 1999.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

	Liquidity and Capital Resources. The Registrant had approximately $0 as operating capital at March 31, 1999. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

	Results of Operation. Due to the lack of operations during the quarter ended March 31, 1999, the registrant had net loss of $(92), compared to net loss of $(1,211) for the same period last year.

	Plan of Operations.  The Company is currently in the process of looking for business opportunities to acquire or merge with.  There is no guarantee that management will be successful in finding such an opportunity.  The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the
Company intends to raise operational capital through private placements.

		PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.						None
Item 2.	Changes in Securities.

	In 1998, board of directors authorized a 1 for 1000 reverse stock split upon approval by the stockholders. The reverse split was affected in 1999.
The financial statements for all periods have been restated to reflect the reverse stock split.

	In 1998, the board of directors also authorized several issuances of stock for services rendered to the Company. A total of 25,280,000 post reverse split shares that were to be issued upon the reverse stock split. The shares were issued in July 1999.

Item 3.	Defaults Upon Senior Securities.				None
Item 4.	Submission of Matters to a Vote of Security Holders.

	In 1998, board of directors authorized a 1 for 1000 reverse stock split upon approval by the stockholders. The reverse split was affected in 1999.
The financial statements for all periods have been restated to reflect the reverse stock split.

Item 5.	Other Information.						             None
Item 6.	Exhibits and Reports on Form 8-K.				None



SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated November 30, 1999
                     				Life Medical Technologies, Inc.

			                       /s/ Robert Kropf