Form 10QSB
period 1999-06-30
LIFE MEDICAL TECHNOLOGIES INC /UT/
filed 2000-01-07
CIK 846475

FORM 10-QSB

                    	SECURITIES AND EXCHANGE COMMISSION
                         	Washington D.C.  20549

	Quarterly Report Under Section 13 or 15 (d)
	Of the Securities Exchange Act of 1934


	For Quarter Ended        June 30, 1999

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


	In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations and changes in its financial position from March 31, 1999 through June 30, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                   Life Medical Technologies, Inc.
                             Balance Sheet


                                  	ASSETS
                                              		June 30,   			December 31,
                                                  1999        			1998

Organization costs (Note 1)	                      $	-         		$	122

TOTAL ASSETS	                                     $	-          		$	122


	STOCKHOLDERS' EQUITY

Preferred stock 5,000,000 shares authorized
     at $.001 par value; 0 shares outstanding      		-   	        		-
Common stock, 150,000,000 shares authorized
     at $.001 par value; 144,317 shares
     issued and outstanding, respectively	          	144        		144
Capital in Excess of Par Value		                    1,838,110			1,838,110
Retained Deficit		                                 (1,838,254) (1,838,132	)

Total Stockholders' Equity		                                 -   	 		122

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	                $	-   		$	122


                     Life Medical Technologies, Inc.
                       Statements of Operations


         			       		For the Three  		For the Three   For the Six   For the Six
                 				Months Ended 		Months Ended 	Months Ended    Months Ended
		     		              June 30,	      June 30,		     June 30,        June 30,
                					    1999           1998           1999            1998

REVENUE

      Sales	            		$	-          	$	4,455        	 $	-     	$	9,157

EXPENSES

      Cost of sales (Note 1)		-          		2,228		         -     		4,579
      Amortization (Note 1)		30	             	92	        	122	      	183
      Selling, general and
       administrative		     	-   		        1,055	         	-       	2,306
      Interest	           			-           		2,314         		-      		4,603

      Total Expenses				      30         		5,689	         	122	    	11,671

OTHER INCOME/EXPENSES

      Interest            				-            		152 	         	-        		223

NET INCOME (LOSS) -
 Before Taxes			             (30)	      	(1,082)        		(122)	   	(2,291)

      Taxes	               			-            		-             		-        		-

INCOME (LOSS)	           		$	(30)       $	(1,082)       	$	(122)	  $	(2,291)

Loss Per Common Share	   		$	(0.00)	      $	(.02)	       $	(0.00)	  $	(.04)

Average Outstanding Shares	144,317		       54,797	       	144,317  		54,797




                           Life Medical Technologies, Inc.
                              Statements of Cash Flows

				                                             For the Six     For the Six
				                                             Months Ended    Months Ended
                                               					June 30,     		June 30,
                                          		 	        1999         1998

CASH FLOW FROM
   OPERATING ACTIVITIES
	Net Income (Loss)	                                  		$		(122	) 	$	(2,291	)
	Amortization				                                         	122		     	183
	Increase (decrease)
		In inventory & accounts receivable	                    				-   		 	7,288
		In accounts payable	                                  				-   			(18,300	)
	Expenses paid by stock issuance				                       	-   		   	6,765

Net Increase in Cash Flows From
   Operating Activities		                                  			-   			-

CASH FLOWS FROM
    INVESTING ACTIVITIES	                                    		-   	 		-

CASH FLOWS FROM
   FINANCING ACTIVITIES			                                      		-   			-

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS			                                		-   	 		(6,355	)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD	                                  				-   			6,355

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD	                                           	$	-   		$	-

CASH PAID DURING THE PERIOD FOR:
	Interest                                                     	$	-   		$	-
	Income Taxes			                                               	$	-   		$	-



                       Life Medical Technologies, Inc.
                      Notes to the Financial Statements
                              June 30, 1999

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

	Organization Costs Organization costs are being amortized over a sixty month period on a straight line basis. Amortization for 1999, 1998 and 1997 was $122, $366 and $387, respectively.

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


                  Life Medical Technologies, Inc.
                  	Notes to Financial Statements
                        	June 30, 1998

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

	In 1998, the board of directors also authorized several issuances of stock for services rendered to the Company. A total of 25,280,000 post reverse split shares that were to be issued upon the reverse stock split. The shares, authorized in October 1999, were issued in July 1999.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	Liquidity and Capital Resources. The Registrant had $0 as operating capital at June 30, 1999. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

	Results of Operation. Due to the lack of operations during the quarter ended June 30, 1999, the registrant had net loss of $(30), compared to net loss of $(1,082) for the same period last year. The registrant had net loss of $(122) for the six months ended June 30, 1999, compared to $(2,291) for the same period last year.

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