Form 10QSB
period 1999-09-30
LIFE MEDICAL TECHNOLOGIES INC /UT/
filed 2000-01-07
CIK 846475

FORM 10-QSB

                        	SECURITIES AND EXCHANGE COMMISSION
                            	Washington D.C.  20549

                    	Quarterly Report Under Section 13 or 15 (d)
                      	Of the Securities Exchange Act of 1934


                  	For Quarter Ended        September 30, 1999

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


	In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and changes in its financial position from June 30, 1999 through September 30, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                     Life Medical Technologies, Inc.
                             Balance Sheet


                                 	ASSETS
                                               		September 30,			December 31,
                                                   		1999      			1998

Organization costs (Note 1)	                         $	-        		$	122

TOTAL ASSETS	                                        $	-        		$	122


	STOCKHOLDERS' EQUITY

Preferred stock 5,000,000 shares authorized
     at $.001 par value; 0 shares outstanding         		-       			-
Common stock, 150,000,000 shares authorized
     at $.001 par value; 25,424,317 and 144,317 shares
     issued and outstanding, respectively            		25,424	  		144
Capital in Excess of Par Value		                     1,838,110	 		1,838,110
Retained Deficit		                                   (1,838,254	) (1,838,132)

Total Stockholders' Equity                             		25,280	  		122

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	              $	-    		$	122



                        Life Medical Technologies, Inc.
                             Statements of Operations


   					            For the Three  For the Three  For the Nine  For the Nine
				               	Months Ended 		Months Ended 	Months Ended   Months Ended
		     		         	September 30, 		September 30,	September 30,  September 30,
             					    1999        	    1998           1999          1998

REVENUE

      Sales			          $	-          	$	3,259	       $	-   	$	12,414

EXPENSES

      Officer Compensation	25,000 				               25,000
      Legal Services				      280 			                  	280
      Cost of sales (Note 1)				-   		1,629		-   		6,207
      Amortization (Note 1)				-   		92		122 		275
      Selling, general and administrative			-   		14,877		-   		17,183
      Interest				-   		1,247		-   		5,850

      Total Expenses				25,280 		17,845		25,402 		29,515

OTHER INCOME/EXPENSES

      Interest 				-   		129 		-   		352

NET INCOME (LOSS) - Before Taxes			(25,280)		(14,457)		(25,402)		(16,749)

      Taxes				-   		-   		-   		-

INCOME (LOSS)			$	(25,280)	$	(14,457)	$	(25,402)	$	(16,749)

Loss Per Common Share			$	(0.00)	$	(.026)	$	(0.00)	$	(.31)

Average Outstanding Shares				25,424,317		54,797		25,424,317		54,797

                 Life Medical Technologies, Inc.
                     Statements of Cash Flows

				                                       For the Nine       For the Nine
                            				           Months Ended       Months Ended
					                                      September 30, 		   September 30,
					                                         1999        	       1998

CASH FLOW FROM
   OPERATING ACTIVITIES
	Net Income (Loss)		                         	$		(25,402)	$		(16,749	)
	Amortization				                                   	122 	    		275
	Increase (decrease)
		In inventory & accounts receivable	             				-   		 	7,288
		In accounts payable			                            		-   			(18,300	)
	Expenses paid by stock issuance	                 				25,280			6,765

Net Increase in Cash Flows From
   Operating Activities					                           -     			-

CASH FLOWS FROM
    INVESTING ACTIVITIES				                           	-   	 		-

CASH FLOWS FROM
   FINANCING ACTIVITIES			                             		-   			-

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            					-   	 		(6,355	)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD			                            		-   			6,355

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                  				$	-   		$	-

CASH PAID DURING THE PERIOD FOR:
	Interest                                            				$	-   		$	-
	Income Taxes				                                        $	-   		$	-


                     Life Medical Technologies, Inc.
                    Notes to the Financial Statements
                           September 30, 1999

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



                         Life Medical Technologies, Inc.
                         	Notes to Financial Statements
                             	September 30, 1998

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

	In 1998, the board of directors also authorized several issuances of stock for services rendered to the Company. A total of 25,280,000 post reverse split shares were issued upon the reverse stock split. Of the total shares, 25,000,000 were issued for officer compensation and 280,000 for legal services rendered. The shares were issued in July 1999.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	Liquidity and Capital Resources.  The Registrant had $0 as operating capital at September 30, 1999.  The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

	Results of Operation. Due to the lack of operations during the quarter ended September 30, 1999, the registrant had net loss of $(25,280), compared to net loss of $(14,457) for the same period last year. The registrant had net loss of $(25,402) for the nine months ended September 30, 1999, compared to $(16,749) for the same period last year.

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