Form 10KSB
period 1999-12-31
LIFE MEDICAL TECHNOLOGIES INC /UT/
filed 2000-04-14
CIK 846475

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  DECEMBER 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES     [    ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X ]

Revenue for the year ended 1999: $0.


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at hich the stock was sold, or the average bid and asked prices of such stock, of a specified date within the past 60 days. At April 10, 2000, the aggregate market value of the voting stock held by non-affiliates was.

As of April 10, 2000, the registrant had 25,424,317 shares of common stock issued and outstanding.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K







                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
          Life Medical Technologies was organized on December 26, 1991 in the state of Delaware. It was in the business of bringing simple, cost effective, new medical product technology to the health care market place. In 1995, the Company dramatically cut back its operations and cut back most staffing. From 1996 to 1999, the Company maintained a skeleton crew to maintain and ship existing orders for its inventory, but did not market or research and develop any additional products for its sales line. By mid 1997, all employees were laid off and part time help was maintained to handle existing sales and shipping of products. By 1999, sales had declined to minimal levels and all remaining assets were distributed to its wholly owned subsidiary (see below) and sold off to two of its former employees.

          The Company had acquired several subsidiaries in 1995, but had either sold off all entities by the end of 1998 or allowed the entities to lapse into nonexistence. At December 31, 1999, only the parent corporation, Life Medical Technologies, Inc. remains.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable




                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1999, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1999 there appeared to be little or no trading in the stock of the Company. As of April 10, 2000, the Company had approximately 111 shareholders of record.

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

          The Company had acquired several subsidiaries in 1995, but had either sold off all entities by the end of 1999 or allowed the entities to lapse into nonexistence. At December 31, 1999, only the parent corporation, Life Medical Technologies, Inc. remains.


FINANCIAL CONDITION

          The Company has no revenue during the year ended December 31, 1999 compared to previous year $(12,414). Total stockholders' equity was $0, as compared to $122 at December 31, 1998. The Company has no operating capital for future operations.

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

          None.



                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as of December 31, 1999, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

DIRECTORS AND EXECUTIVE OFFICERS

                         Age         Director
             Name      (1999)          Since     Position with the Company
    James Anderson         49          1999          President/Director

      Mr. Anderson attended Weber State University for three years where he studied accounting. From approximately 1991 until 1999 Mr. Anderson owned and
operated Computer Support Group, Inc. ("CSG").   CSG sells computer hardware
and systems and provides network support for products such as Novell and Microsoft. CSG also provides technical support for Caldera, an affiliated company of Novell, as well as numerous small businesses. Mr. Anderson sold CSG to another company in October 1999.

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

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

          None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1999, the name and address and the number of shares of the Company's common stock, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 25,424,317 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group:


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
                         Salt Lake City,
                         Utah 84054


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year, twenty-five million shares were issued to Mr. Kropf. At the time of issuance there was no market for the Company's common stock. Consequently, the shares were valued at par value.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Report of Crouch, Bierwolf & Chisholm, Certified Public Accountants

Balance Sheet as of December 31, 1999.

Statements of Operations - For the years ended December 31, 1999 and December 31, 1998.

Statement of Stockholders' Equity - For the period from December 31, 1999 to December 31, 1998.

Statement of Cash Flows - For the years ended December 31, 1999 and December 31, 1998.

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

                   /s/James Anderson

Dated: April 10, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ James Anderson          President and Director
                            (Principal Executive and
                             Financial Officer)             April 10, 2000










                     INDEPENDENT AUDITORS' REPORT


Stockholders and Directors
Life Medical Technologies, Inc.
Salt Lake City, Utah

     We have audited the accompanying balance sheet of Life Medical Technologies, Inc. (a Delaware corporation) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years 1999 and 1998 then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Medical Technologies, Inc. as of December 31, 1999 and the results of its operations and cash flows for the years 1999 and 1998 then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and does not have sufficient assets to pay for any future operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
April 10, 2000

                   LIFE MEDICAL TECHNOLOGIES, INC.
                            Balance Sheet

                                ASSETS
                                                    December 31,
                                                    1999

TOTAL ASSETS                                        $    -


                         STOCKHOLDERS' EQUITY


Preferred stock, 5,000,000 shares authorized
     at $.001 par value; 0 shares outstanding            -
Common stock, 150,000,000 shares authorized
     at $.001 par value; 25,424,317 shares
     issued and outstanding, respectively              25,424
Capital in Excess of Par Value                      1,838,110
Retained Deficit                                    (1,863,534)

Total Stockholders' Equity                               -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    -


                   LIFE MEDICAL TECHNOLOGIES, INC.
                       Statements of Operations

                                                       For the
                                                       Year Ended
                                                       December 31,
                                            1999              1998

REVENUE

      Sales                                  $  -      $12,414

EXPENSES

      Cost of sales                             -        6,207
      Amortization (Note 1)                      122       366
      Selling, general and administrative      25,280    17,183
      Interest                                  -        5,850

      Total Expenses                          25,402    29,606

OTHER INCOME/EXPENSES

      Interest                                  -          352

NET INCOME (LOSS) - Before Taxes             $(25,402) $ (16,840)

      Taxes (Note 2)                            -         -

INCOME (LOSS)                                $(25,402) $  (16,840)

Loss Per Common Share                        $  -      $  (.23 )

Average Outstanding Shares                   12,784,317            72,866


                   LIFE MEDICAL TECHNOLOGIES, INC.
                  Statements of Stockholders' Equity
              From January 1, 1998 to December 31, 1999


                                               Capital in
                             Common  Common    Excess of    Retained
                             Shares   Stock    Par Value    Deficit

Balance, December 31, 1997  42,920     43     $1,748,591   $(1,821,292)

Cancellation of stock      (1,130)     (1)          1         -

Stock issued for services
rendered  at $1.00 per
share (Note 4) (Post Split)  4,614      5          4,60        -

Stock issued for cancellation of
debt for $1.00 per share (Note 5)
    (Post Split)           86,336      86         86,250        -

Stock canceled for spinoff/sale
of subsidiary to former employees
at $4.00 per share (Note 5)
(Post Split)                (300)     (3)        (1,329)        -

Rounding from reverse
stock split                11,877     12           (12       -

Loss for the Year               -      -            -      (16,840)

Balance, December 31, 1998 144,317    144       1,838,110    (1,838,132)

Stock issued for
services at $.001         280,000     280          -          -

Stock issued for
services at $.001     25,000,000    25,000         -          -

Loss for the Year           -          -           -         (25,402)

Balance, December
31, 1999               25,424,317  25,424      1,838,11     $(1,863,534)




                   LIFE MEDICAL TECHNOLOGIES, INC.
                       Statements of Cash Flows

                                               For the Year Ended
                                        December 31,         December 31,
                                           1999              1998


CASH FLOW FROM
   OPERATING ACTIVITIES
  Net Income (Loss)                       $  (25,402)  $(16,840   )
  Amortization                                   122       366
  Increase (decrease)
    In inventory & accounts receivable        -           6,785
   In accounts payable                        -           7,033
  Expenses paid by stock issuance             25,280     10,464

Net Increase in Cash Flows From
   Operating Activities                         -         -

CASH FLOWS FROM
    INVESTING ACTIVITIES
  Cash Disbursed to Subsidiary (Note 7)         -         (14,163)
                                                -         (14,163)
CASH FLOWS FROM
   FINANCING ACTIVITIES
  Issuance of Note Payable for Cash (Note 7)    -          -
                                                -          -
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         -       (6,355)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                       -        6,355

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                          $  -      $  -

CASH PAID DURING THE PERIOD FOR:
  Interest                                  $   -     $   -
  Income Taxes                              $   -     $   -

Supplemental Cash Flow Information:
  Stock Issued for Debt (Note 5)            $   -     $ 86,336
  Stock Issued for Services (Note 4)        $25,280     $4,614
  Stock Issued for Interest (Note 5)        $   -       $5,850




                   LIFE MEDICAL TECHNOLOGIES, INC.
                    Notes to Financial Statements
                          December 31, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Background and History Life Medical Technologies was organized on
December 26, 1991 in the State of Delaware. It was in the business of bringing simple, cost effective, new medical product technology to the health care market place. By 1998, sales and marketing had declined to non operations status and the remaining assets were spunoff to its wholly owned subsidiary and sold to two former employees of the Company. (Note 5).

     Cash and Cash Equivalents The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     Organization Costs Organization costs are being amortized over a sixty month period on a straight line basis. Amortization for 1999 and 1998 was $122 and $366, respectively.

NOTE 2 - INCOME TAXES

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 1999 and was applied retroactively.

     Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or refundable for thecurrent year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial purposes. There were no temporary differences at December 31, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards of over $1,000,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 have been offset by valuation reserves of the same amount.

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

                   LIFE MEDICAL TECHNOLOGIES, INC.
                    Notes to Financial Statements
                          December 31, 1999

NOTE 4 - STOCK FOR SERVICES

     In 1998, 4,614,000 shares were issued for services rendered for the Company by a former employee of the Company. The services were valued at $4,614 or $.001 per share.

     In 1999, the Company issued 280,000 for legal and professional services rendered. The Company also issued 25,000,000 shares to an officer and director for services rendered.

NOTE 5 - RELATED PARTY TRANSACTIONS

     Notes Payable In 1998, major stockholder/officer/director converted $86,336 in debt ($68,489 principle and $17,847 accrued interest) for 86,336,000 shares or $.001 per share. Interest accrued on this debt was $2,754 for 1996, $9,243 for 1997 and $5,850 for 1999. $30,650 was loaned in
1996 and $37,839 in 1997.

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

NOTE 6 - COMMON STOCK TRANSACTIONS

     In 1999, the shareholders approved a change in the capital structure of the Company to increase the authorized stock to 5,000,000 shares preferred $.001 par value and 150,000,000 common shares authorized $.001 par value. The change was made effective with the State of Delaware on June 7, 1999.

NOTE 7 - GOING CONCERN

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












We hereby consent to the use of our audit report of Life Medical Technologies, Inc. dated April 10, 1999 for the year ended December 31, 1999 in the Form 10KSB Annual Report for the year 1999.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
April 11, 2000