Form 10QSB
period 2000-03-31
LIFE MEDICAL TECHNOLOGIES INC /UT/
filed 2000-05-25
CIK 846475

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

           Quarterly Report Under Section 13 or 15 (d)
             Of the Securities Exchange Act of 1934


           For Quarter Ended        March 31, 2000

            Commission File Number    33-26787-0


          __    LIFE MEDICAL TECHNOLOGIES, INC.____
     (Exact name of registrant as specified in its charter)

 Delaware__                             87-040382
(State or other
jurisdiction of
incorporation or organization)
                                   (IRS Employer Identification No.)

 6975 South Union Park Drive, #600, Salt Lake City, Utah 84047
               (Address of principal executive offices)

              ______________801-256-9600_______________
         (Registrant's telephone number including area code)

               _______________________________________
         (Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                        Yes_X_  No ___

and (2) has been subject to such filing requirements for the past 90 days.


                       Yes X    No___


      _              25,424,317__________
               (Number of shares of common stock
         the registrant had outstanding as of April 25, 2000)


                             PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through March 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.






               INDEPENDENT AUDITORS REVIEW REPORT


To the Board of Directors
Life Medical Technologies, Inc.
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Life Medical Technologies, Inc. as of March 31, 2000, and the related statements of income, stockholders equity, and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Life Medical Technologies, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet as of September 30, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated January 21, 2000.

The accompanying statement of operations and cash flows for the three month and six month period ended March 31, 1999 and the three months ended December 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.




Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
May 15, 2000


                   LIFE MEDICAL TECHNOLOGIES, INC.
                            Balance Sheet


                             ASSETS
                                 March 31,          December 31,
                                  2000                    1999

Total Assets                            $      -    $       -


                      STOCKHOLDERS= EQUITY

Preferred stock 5,000,000 shares authorized
     at $.001 par value; 0 shares outstanding   $-          $ -
Common stock, 150,000,000 shares authorized
     at $.001 par value; 25,424,317 shares
     issued and outstanding, respectively       25,424        25,424
Capital in Excess of Par Value          1,838,110    1,838,110
 Retained Deficit                        (1,863,534)  (1,863,534 )

Total Stockholders' Equity                     -            -

                                       $      -    $       -


                   LIFE MEDICAL TECHNOLOGIES, INC.
                       Statements of Operations
                             (unaudited)
                                         For the Three
                                         Months Ended
                                          March 31
                                      2000           1999
REVENUE                                     $   -   $ -

EXPENSES

Amortization (Note 1)                        -        92

Total Expenses                               -        92

NET INCOME (LOSS) - Before Taxes            $      -  $  (92)

   Taxes                                     -     -

 INCOME (LOSS)                               $      -  $  (92)

Loss Per Common Share                       $   -   $ -

Average Outstanding Shares                    25,424,317       144,317



                   LIFE MEDICAL TECHNOLOGIES, INC.
                  Statement of Stockholders' Equity
                            March 31, 2000


                                                       Additional
                Common StockShares Common Stock  Amount  Paid-in Retained
                                                        Capital     Deficit



Balance, December 31, 1998144,317      144          1,838,110    (1,838,132)



Stock issued for         280,000       280          -            -
services at $.001



Stock issued for         25,000,000    25,000       -            -
services at $.001



Net (loss)               -             -            -            (25,402)



Balance, December 31, 199925,424,317   25,424       1,838,110    (1,863,534)



Net Income               -             -            -            -



Balance,
March 31, 2000           25,424,317$          $       1,838,110$   (1,863,534)
                                           25,424


                   LIFE MEDICAL TECHNOLOGIES, INC.
                       Statements of Cash Flows

                                               For the Three
                                                Months Ended
                                                  March 31
                                          2000             1999

CASH FLOW FROM

OPERATING ACTIVITIES
Net Income (Loss)                         $        -  $    (92)
Amortization                                       -        92
Increase (decrease)
In inventory & accounts receivable                  -          -
In accounts payable                             -     -

Net Increase in Cash Flows From
Operating Activities                         -     -

CASH FLOWS FROM
INVESTING ACTIVITIES
 Cash Disbursed to Subsidiary                    -     -
                                             -              -

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuance of Note Payable for Cash                   -          -
                                             -              -

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                         -     -

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                       -     -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                         $   -   $ -

CASH PAID DURING THE PERIOD FOR:
Interest                                    $   -   $ -
Income Taxes                                $   -   $ -



                   LIFE MEDICAL TECHNOLOGIES, INC.
                  Notes to the Financial Statements
                            March 31, 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

  Background and History Life Medical Technologies was organized on December 26,
1991   in  the State of Delaware.  It was in the business of bringing simple,
cost effective,   new medical  product technology to the health care market
place.  By 1998, sales and marketing   had   declined to non- operations
status and the remaining assets were spun-off to its   wholly owned
subsidiary and sold to two former employees of the Company.

  Cash and Cash Equivalents The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

NOTE 2 - INCOME TAXES

  The Company adopted Statement of Financial Standards No. 109 AAccounting for Income Taxes in the fiscal year ended December 31, 1998 which was applied retroactively.

  Statement of Financial Accounting Standards No. 109 AAccounting for Income Taxes requires an asset and liability approach for financial accounting and
reporting   for income tax purposes.  This statement recognizes (a) the amount
of taxes payable or refundable   for the   current year and (b) deferred tax
liabilities and assets for future tax consequences   of events  that have been
recognized in the financial statements or tax returns.

  Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial purposes. There were no
temporary differences   at  December 31, 1999 and earlier years; accordingly,
no deferred tax liabilities have   been recognized for all years.

  The Company has cumulative net operating loss carry-forwards of over
$1,000,000   at December 31, 1999.  No effect has been shown in the financial
statements for the   net operating loss carry-forwards as the likelihood of
future tax benefit from such   net operating loss carry-forwards is highly
improbable.  Accordingly, the potential tax benefits   of the net   operating
loss carry-forwards, estimated based upon current tax rates at December 31,
1999   have been offset by valuation reserves of the same amount.



                 LIFE MEDICAL TECHNOLOGIES, INC.
                  Notes to Financial Statements
                         March 31, 2000

NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of
contingent assets and liabilities   at the date of   the financial statements
and revenues and expenses during the reporting period.    In these
financial statements, assets, liabilities and earnings involve extensive
reliance   on managements' estimates. Actual results could differ from those estimates.

NOTE 4 - COMMON STOCK TRANSACTIONS

  In 1998, the shareholders approved a change in the capital structure of the
Company   toincrease the authorized stock to 5,000,000 shares preferred $.001
par value and   150,000,000 shares common $.001 par value.  The change was
made effective with the State of   Delaware  on June 7, 1999.

NOTE 5 - REVERSE STOCK SPLIT/BOARD ACTIONS

  In 1998, board of directors authorized a 1 for 1000 reverse stock split upon
approval   by the   stockholders.  The reverse split was affected in 1999.
The financial statements   for all periods have been restated to reflect the
reverse stock split.

  In 1998, the board of directors also authorized several issuances of stock for services rendered to the Company. A total of 25,280,000 post-reverse
split shares that were   to be  issued upon the reverse stock split were
authorized in October 1998 issued in July   1999.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $0 as operating capital at March 31,1999 and $0 at March 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended March 31, 2000, the registrant had net income of $0, compared to net loss of $(92) for the same period last year.

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

                                 PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                     None
Item 2.   Changes in Securities.                                 None
Item 3.   Defaults Upon Senior Securities.                       None
Item 4.   Submission of Matters to a Vote of Security Holders.   None
Item 5.   Other Information.                                     None
Item 6.   Exhibits and Reports on Form 8-K.                      None


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated April 25, 2000
Life Medical Technologies   Inc.
/s/ Robert Kropf