Form 10QSB
period 2000-06-30
LIFE MEDICAL TECHNOLOGIES INC /UT/
filed 2000-08-14
CIK 846475

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED JUNE 30, 2000
                  COMMISSION FILE NUMBER: 33-26787-0

                 IBONZAI.COM, INC., FORMERLY KNOWN AS
                   LIFE MEDICAL TECHNOLOGIES, INC.
  (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                  87-03403828
(STATE OR OTHER JURISDICTION              (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

               311 NORTH FREEDOM BLVD., PROVO, UTAH 84601
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                1187 SOUTH 1480 WEST, OREM, UTAH 84058
            (FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

REGISTRANT'S TELEPHONE NUMBER,
          INCLUDING AREA CODE:                (801) 374-2888


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

YES     X          NO

and (2) has been subject to such filing requirements for the past 90 days:

YES     X          NO

                              9,831,709
                  (Number of shares of common stock
         the registrant had outstanding as of June 30, 2000)



ITEM 1.  FINANCIAL STATEMENTS















                          IBONZAI.COM, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS
                             (UNAUDITED)









                          IBONZAI.COM, INC.
                   (A Development Stage Enterprise)
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                          TABLE OF CONTENTS
                                                                  Page



BASIS OF CONDENSED CONSOLIDATED FINANCIAL STATEMENT PRESENTATION F-2

FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheet                        F-3

     Condensed Consolidated Statements of Operations       F-4 & F-5

     Condensed Consolidated Statement of Shareholder's Equity    F-6

     Condensed Consolidated Statement of Cash Flows              F-7

     Notes to Condensed Consolidated Financial Statements        F-8








       (The remainder of this page is intentionally left blank)












                          IBONZAI.COM, INC.
                   (A Development Stage Enterprise)
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

Basis of Condensed Consolidated Financial Statement Presentation

     The accompanying unaudited condensed financial statements, which include the accounts of iBonZai.com, Inc. (the Company) and its wholly owned subsidiary Virtual Market Solutions.Com, Inc., included herein have been prepared by the Company or the Registrant in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All significant intercompany transactions and balances have been eliminated in consolidation.

     In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, and the results of its operations for the three and six month periods ended June 30, 2000 and changes in its financial position from December 31, 1999 through June 30, 2000, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.



       (The remainder of this page is intentionally left blank)

                          IBONZAI.COM, INC.
                   (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                                                 June 30,         December 31,
                                                  2000                1999
               Assets

Current Assets:
     Cash                                      $ 320,216      $    17,773
     Receivables                                  54,390                0
     Inventory                                    15,197            5,000
          Total current assets                   389,803           22,773
Property and Equipment:
     Leasehold improvements                       10,234                0
     Equipment                                    77,519           11,737
     Accumulated depreciation                    (5,112)                0
          Net property and equipment              82,641           11,737
Other Assets:
     Prepaids                                     25,000                0
          Total other assets                      25,000                0
          Total assets                         $ 497,444      $    34,510

          Liabilities and Equity
Current Liabilities:
     Accounts payable                         $   19,918      $    16,329
     Accrued expenses                             30,797                0
     iBonZai bucks                                12,016                0
     Shareholder loans                           196,017             9,095
          Total current liabilities              258,748            25,424
          Total liabilities                      258,748            25,424
Equity:
     Common stock                                  9,831            25,424
     Contributed Capital                         781,334         1,838,110
     Retained earnings (deficit) accumulated
     during development stage                   (552,469)       (1,854,448)
          Total equity                           238,696             9,086
          Total liabilities and equity         $ 497,444       $    34,510




The accompanying Notes are an integral part of these financial statements.

                          IBONZAI.COM, INC.
                   (A Development Stage Enterprise)
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)


                                                 Three Months Ended June 30,

                                                  2000                1999
Operating Revenues
     Sales                                   $  82,183         $         0
                                                82,183                   0

Cost of Goods Sold                               67,600                  0
     Gross Profit                                14,583                  0

Operating Expenses
     Commissions                                 16,515                   0
     Web design                                       0                   0
     Coaching                                     6,558                   0
     Marketing                                   78,691                   0
     Facilities                                  24,358                   0
     General & administrative                   227,652                   0
     Depreciation & amortization                  2,556                  30
                                                356,330                  30

Net Income                                    $(341,747)          $     (30)

Basic and Diluted Income
     (Loss) per Share                        $  (0.0348)           $ (0.0002)

Common Shares Used in
     Per Share Calculation                    9,831,709              144,317









The accompanying Notes are an integral part of these financial statements.



                          IBONZAI.COM, INC.
                   (A Development Stage Enterprise)
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)


                                            Six Months Ended June 30,

                                               2000                1999

Operating Revenues
     Sales                                   $  85,407      $        0
                                                85,407               0

Cost of Goods Sold                              95,174               0
     Gross Profit                               (9,767)              0

Operating Expenses
     Commissions                                 34,206              0
     Web design                                  40,000              0
     Coaching                                    58,944              0
     Marketing                                  114,109              0
     Facilities                                  46,396              0
     General & administrative                   246,521              0
     Depreciation & amortization                  5,112            122
                                                545,288            122

Net Income                                    $(555,055)    $     (122)

Basic and Diluted Income
     (Loss) per Share                       $   (0.0565)    $  (0.0008)

Common Shares Used in
     Per Share Calculation                      9,831,709        144,317









The accompanying Notes are an integral part of these financial statements.

                          IBONZAI.COM, INC.
                   (A Development Stage Enterprise)
                   CONDENSED CONSOLIDATED STATEMENT
                        OF SHAREHOLDER'S EQUITY
                             (Unaudited)


                                           Shares             Amount
Common Stock:
     Par value is $ .001 per share,
     50,000,000 shares authorized

     Balance at December 31, 1999        25,424,317       $    25,424
     Common stock issued:
          Acquisition                     9,250,000             9,250
          Private placement and
               debenture conversion         157,392               157
          Retirement                    (25,000,000)          (25,000)
     Balance at June 30, 2000              9,831,709  $         9,831

Additional Paid-In Capital:
    Balance at December 31, 1999                          $  1,838,110
           Post acquisition adjustments                     (1,838,110)
                                                                (3,331)
          Shareholder contributions                            249,990
          Private placement
               debenture conversion                            534,675
     Balance at June 30, 2000                          $       781,334

Retained Earnings (Deficit) Accumulated
     During Development Stage:
     Balance at December 31, 1999                           $ (1,854,448)
          Post acquisition adjustments                         1,838,110
                                                                  18,924
          Net income (loss)                                     (555,055)
     Balance at June 30, 2000                          $        (552,469)






The accompanying Notes are an integral part of these financial statements.


                          IBONZAI.COM, INC.
                   (A Development Stage Enterprise)
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Six Months Ended June 30,
                                               2000                1999

Cash flows from operating activities:
     Net income (loss)                       $(555,055)    $      (122)
     Adjustments to reconcile operating
      income to net cash provided by
       operating activities:
          Depreciation expense                    5,112             122
          Changes in current assets and
           liabilities:
           Receivables (increase) decrease      (54,390)             0
             Inventory (increase) decrease      (10,197)             0
             Prepaids  (increase) decrease      (25,000)             0
             Accounts payable
             increase (decrease)                  3,589               0
             Accrued expenses
             increase (decrease)                 30,797               0
             iBonZai bucks
             increase (decrease)                 12,016               0
             Net cash provided (used) by
                operating activities           (593,128)              0
Cash flows from investing activities:
     Capital expenditures                       (76,016)              0
          Net cash provided (used) by
             investing activities               (76,016)              0
Cash flows from financing activities:
     Proceeds from issuance of common stock      284,675              0
     Proceeds from issuance of
      convertible debenture                      250,000               0
     Shareholder contributions                   249,990               0
     Shareholder loans                           245,992               0
     Shareholder loan repayments                 (59,070)              0
      Net cash provided (used) from
             financing activities                971,587               0
          Net changes in cash                    302,443               0
          Cash, beginning                         17,773               0
          Cash, ending                         $ 320,216      $        0

Noncash transactions:
Convert debentures into common stock           $ 250,000       $       0




The accompanying Notes are an integral part of these financial statements.


                          IBONZAI.COM, INC.
                   (A Development Stage Enterprise)
         CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)
                          TABLE OF CONTENTS

Note                                                            Page

 1.  Summary of Organization & Significant Accounting Policies  F-9
     A.  Organization                                           F-9
     B.  Cash & Cash Equivalents                                F-9
     C.  Property and Equipment                                 F-9
     D.  Estimates                                              F-9
2.  Convertible Debentures                                     F-10
3.  Acquisition of Virtual Market Solutions.Com, Inc.          F-10





       (The remainder of this page is intentionally left blank)


NOTE 1 - SUMMARY OF ORGANIZATION & SIGNIFICANT ACCOUNTING POLICIES

A.  Organization

     iBonZai.com, Inc., a C-Corporation, was originally incorporated as Life Medical Technologies, Inc. on December 26, 1991 under the provisions of the Delaware State Code.

     The Company, through its recent acquisition of Virtual Market Solutions.Com, Inc. (see Note - 2), has become a Development Stage Enterprise positioning itself as a full-solution internet marketing company. Through its wholly owned subsidiary Virtual Market Solutions.Com, Inc. and its iBonZai internet domain, the company's primary objective is to meet the needs of the internet based worldwide marketplace by providing vital information, tools, support services and state-of-the-art communication technology to individuals desiring to increase the quality of their lives; personally, professionally and financially. iBonZai is a fully interactive communications link between the user and the internet with versatile, moment-by-moment access to personalized information through a remote interface. This communications link is intended to allow the user to access e-mail, stock quotes, news reports, weather, movies, online purchasing, banking services, call-back features and personal secretarial/intellient agent services with virtually unlimited and expandable adaptations.

B.  Cash and Cash Equivalents

     Cash consists of amounts in demand and certificates of deposit. The Company considers all highly liquid investments maturing within three months to be cash equivalents.

C.  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

D.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2 - CONVERTIBLE DEBENTURES

     On April 4, 2000 the Company issued $250,000 in ninety day 10% convertible debentures. Interest will be paid annually at each one year anniversary. Interest is payable on the 15th day of the month preceding the month in which the in which the interest is to be paid. $500,000 in 90 day 10% convertible debentures have been authorized. The debenture holder will be entitled to convert the principal amount of the debenture, in $1,000 increments, into shares of common stock of the Company at the conversion price of $.0543 per share.

     On June 8, 2000 when iBonZai.com, Inc.(Life Medical Technologies, Inc.) acquired Virtual Market Solutions.Com, Inc., it also assumed the $ 250,000 Convertible Debenture debt. Subsequent to the acquisition and before June 30, 2000 the Convertible Debentures were converted into iBonZai.com, Inc. stock.

NOTE 3 - ACQUISITION OF VIRTUAL MARKET SOLUTIONS.COM, INC.

     Effective June 8, 2000, Life Medical Technologies, Inc. acquired all the equity of Virtual Market Solutions.Com, Inc. and changed its name to iBonZai.com, Inc. As a result Virtual Market Solutions.Com, Inc. became a wholly-owned subsidiary of iBonZai.com, Inc. Pursuant to the acquisition, the two shareholders of Virtual Market Solutions.Com, Inc., were issued an aggregate of 9,250,000 shares of common stock in iBonZai.com, Inc., and became the controlling shareholders of iBonZai.com, Inc. After Life Medical Technologies, Inc. changed its name to iBonZai.com, Inc. it obtained the trading symbol IBZI on the OTC Bulletin Board.

     The parent company has assumed debt or loaned Virtual Market
Solutions.Com, Inc. the following amounts in order to fund operations:

          Assumption of Convertible Debenture debt          $ 250,000
          Additional capital contributions                    249,990
          Proceeds from private placement                     284,675
               Total                                        $ 784,665



ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $ 327,072 of operating capital as of June 30, 2000 and $ 6,444 as of December 31, 1999. The Registrant intents to raise additional capital through private placements with accredited investors.

     Results of Operation. The Registrant, through its acquisition of Virtual Market Solutions.Com, Inc., has made an investment of approximately $300,000, for the six months ended June 30, 2000, in development of a full solution internet marketing company.

     Plan of Operations. The Company is currently developing business to business ISP solutions. These business to business ISP solutions include: providing broadband backbone, billings services and technical support to ISPs. The Company is continuing to develop its other markets; including media, vertical integration through affinity groups, acquisition of small ISPs and seminars.


                               PART II

OTHER INFORMATION

ITEM 1. -K.

(a)  Exhibits

     The following exhibits are filed herewith pursuant to Rule 601 of the Regulation S-B or are incorporated by reference to previous filings.


Exhibit # Description

2.1 Acquisition Agreement dated May 11, 2000 between the Registrant and Virtual Market Solutions.com, Inc.*

27.       Financial data schedule**
_________________________________
* Incorporated by reference to Exhibit to the Form 8-K filed June 16, 2000 by Life Medical Technologies, Inc. with the Securities and Exchange Commission.

**   Filed herewith.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed with the Securities and Exchange Commission on May 11, 2000.

     A report on Form 8-K-A was filed with the Securities and Exchange Commission on August 7, 2000.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REGISTRANT

                          iBonZai.com, INC.



DATED: August 14, 2000        By: /s/ Scott R. Hosking

                              Scott R. Hosking, President
                              (Principal Executive Officer)