Form 10QSB
period 2000-09-30
IBONZAI COM INC
filed 2000-11-14
CIK 846475

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                  COMMISSION FILE NUMBER: 33-26787-0

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

YES     X          NO

                              13,338,515
                  (Number of shares of common stock
       the registrant had outstanding as of September 30, 2000)
ITEM 1.  FINANCIAL STATEMENTS


                    [INSERT FINANCIAL STATEMENTS]


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had an accumulated deficit of approximately ($970,918) of equity as of September 30, 2000. The Registrant intends to raise additional capital through private placements with accredited investors.

     Results of Operation. The Registrant had a net loss of ($973,505) for the nine month period ended September 30, 2000, compared to net income of $54,144 for the similar period one year earlier. The Company had a deficit of ($419,665) for the quarter ended September 30, 2000, compared to $54,144 for the same period one year earlier. The primary reason for the increased loss was the acquisition and development of a full solution Internet marketing company.

     Plan of Operations. The Company is currently developing business to business Internet service provider ("ISP") solutions. These business to business ISP solutions include: providing broadband backbone, billings services and technical support to ISPs. The Company is continuing to develop its other markets; including media, vertical integration through affinity groups, acquisition of small ISPs and seminars.

     The Company is primarily a development stage enterprise. Since its acquisition of Virtual Market Solutions.Com, Inc. and subsequent change of its corporate name from Life Medical Technologies, Inc. to iBonZai.com, Inc. in the second quarter, the Company's primary focus has been on establishing name recognition, building its primary business as an ISP, and expanding its customer base.


                               PART II

OTHER INFORMATION

ITEM 1.

ITEM 6. -K.

(a)  Exhibits

     The following exhibits are filed herewith pursuant to Rule 601 of the Regulation S-B or are incorporated by reference to previous filings.


Exhibit # Description

2.1 Acquisition Agreement dated May 11, 2000, between the Registrant and Virtual Market Solutions.com, Inc.*

27.       Financial data schedule**
_________________________________
* Incorporated by reference to Exhibit to the Form 8-K filed June 16, 2000, by Life Medical Technologies, Inc. with the Securities and Exchange Commission.

**   Filed herewith.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed with the Securities and Exchange Commission on May 11, 2000.

     A report on Form 8-K-A was filed with the Securities and Exchange Commission on August 7, 2000.

     A report on Form 10QSB was filed with the Securities and Exchange Commission on August 14, 2000.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REGISTRANT

                              iBonZai.com, INC.
                              Registrant


DATED: November ___, 2000          By: /s/ Scott R. Hosking

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

     Condensed Consolidated Statements of Operations        F-4, F-5

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

     In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as ofSeptember 30, 2000 and December 31, 1999, and the results of its operations for the three and nine month periods ended
September 30, 2000 and changes in its financial position from December 31, 1999 through September 30, 2000, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.



       (The remainder of this page is intentionally left blank)

                          IBONZAI.COM, INC.
                   (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                                        September 30,         December 31,
               Assets                                       2000
       1999
Current Assets:
     Cash                               $     7,219         $    17,773
     Receivables                             43,390                   0
     Inventory                               28,838               5,000
          Total current assets               79,447               22,773
Property and Equipment:
     Leasehold improvements                  10,234                    0
     Equipment                              120,092               11,737
     Accumulated depreciation                (7,668)                   0
          Net property and equipment         122,658              11,737
Other Assets:
     Prepaids                                25,000                    0
     Investments                             41,000                    0
          Total other assets                 66,000                    0
          Total assets                    $ 268,105        $      34,510

          Liabilities and Equity
Current Liabilities:
     Accounts payable                    $   37,053          $    16,329
     Accrued expenses                        50,239                    0
     iBonZai bucks                           16,170                    0
     Short-term loans                        69,150                    0
     Shareholder loans                       20,000                9,095
          Total current liabilities         192,612               25,424
Long Term Liabilities:
     Vehicle loan                            15,425                    0
          Total long term liabilities        15,425                    0
          Total liabilities                 208,037               25,424
Equity:
     Common stock                            13,339               25,424
     Contributed Capital                  1,017,647            1,838,110
     Retained earnings (deficit) accumulated
     during development stage              (970,918)          (1,854,448)
          Total equity                       60,068                9,086
          Total liabilities and equity    $ 268,105          $    34,510

The accompanying Notes are an integral part of these financial statements.



                          IBONZAI.COM, INC.
                   (A Development Stage Enterprise)
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)


                                Three Months Three Months
                                     Ended        Ended
                                September 30 September 30      Since
                                    2000        1999         Inception
Operating Revenues
     Sales              $       111,212   $   169,378         $   379,343
                                111,212       169,378             379,343

Cost of Goods Sold               24,254         8,764              84,574
     Gross Profit                86,958       160,614             294,769

Operating Expenses
     Commissions                  9,503        54,015              128,972
     Web design                       0        26,134               78,134
     Coaching                         0         4,064               90,462
     Marketing                  121,351         5,851              258,497
     Facilities                  34,326             0               95,070
     General & administrative   338,887        16,406              606,884
     Depreciation &
         amortization             2,556             0                7,668
                                506,623       106,470            1,265,687

Net Income               $     (419,665)       54,144           $ (970,918)

Basic and Diluted Income
     (Loss) per Share    $      (0.0315)  $    0.3752         $   (0.0728)

Common Shares Used in
     Per Share Calculation    13,339,000      144,317           13,339,000








The accompanying Notes are an integral part of these financial statements.



                           IBONZAI.COM, INC.
                   (A Development Stage Enterprise)
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                             Nine Months      Nine Months
                                Ended         Ended
                             September 30     September 30      Since
                                 2000            1999           Inception
Operating Revenues
     Sales            $       135,328  $       169,378          $  379,343
                              135,328          169,378             379,343

Cost of Goods Sold             58,410           8,764               84,574
   Gross Profit                76,918         160,614              294,769

Operating Expenses
     Commissions               43,710         54,015               128,972
     Web design                40,000         26,134                78,134
     Coaching                  58,945          4,064                90,462
     Marketing                240,460          5,851               258,497
     Facilities                80,722              0                95,070
     General &
         administrative       578,918          16,406              606,884
     Depreciation &
         amortization           7,668               0                7,668
                            1,050,423         106,470            1,265,687

Net Income             $     (973,505)     $    54,144         $  (970,918)

Basic and Diluted Income
     (Loss) per Share $       (0.0730)     $    0.3752         $   (0.0728)

Common Shares Used in
     Per Share Calculation 13,339,000           144,317          13,339,000








The accompanying Notes are an integral part of these financial statements.



                           IBONZAI.COM, INC.
                    (A Development Stage Enterprise)
                    CONDENSED CONSOLIDATED STATEMENT
                         OF SHAREHOLDER'S EQUITY
                              (Unaudited)


                                                Shares               Amount
Common Stock:
     Par value is $ .001 per share,
     50,000,000 shares authorized

     Balance at December 31, 1999            25,424,317      $       25,424
     Common stock issued:
          Acquisition                         9,000,183               9,001
          Private placement and
               debenture conversion             260,332                260
          Retirement                        (21,346,317)           (21,346)
     Balance at September 30, 2000           13,338,515      $       13,339

Additional Paid-In Capital:
     Balance at December 31, 1999                              $  1,838,110
          Post acquisition adjustments                           (1,838,110)
          Common stock                                              (13,339)
          Debenture conversion                                      250,000
          Shareholder contributions                                 249,990
          Private placement                                         530,996
     Balance at September 30, 2000                             $  1,017,647

Retained Earnings (Deficit) Accumulated
     During Development Stage:
     Balance at December 31, 1999                              $ (1,854,448)
          Post acquisition adjustments                            1,838,110
                                                                     18,925
          Net income (loss)                                        (973,505)
     Balance at September 30, 2000                            $    (970,918)






The accompanying Notes are an integral part of these financial statements.


                           IBONZAI.COM, INC.
                    (A Development Stage Enterprise)
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Nine Months
                                                                 Ended
                                                              September 30
Cash flows from operating activities:                            2000

     Net income (loss)                                     $     (973,505)
     Adjustments to reconcile operating income
     to net cash provided by operating activities:
          Depreciation expense                                      7,668
          Changes in current assets and liabilities:
             Receivables            (increase) decrease           (43,390)
             Inventory               (increase) decrease          (23,838)
             Prepaids                 (increase) decrease         (25,000)
             Accounts payable    increase (decrease)               20,725
             Accrued expenses    increase (decrease)               50,239
             iBonZai bucks         increase (decrease)             16,170
             Net cash provided (used) by

                operating activities                              (970,931)
 Cash
flows from investing activities:
     Capital expenditures                                         (118,589)

     Investments                                                   (41,000)
          Net cash provided (used) by
             investing activities                                 (159,589)
 Cash
flows from financing activities:
     Proceeds from short-term loans                                 69,150
     Proceeds from long-term loans                                  15,425
     Proceeds from issuance of common stock                        524,496


     Proceeds from issuance of convertible debenture               250,000
     Shareholder contributions                                     249,990


     Shareholder loans                                            108,975
     Shareholder loan repayments                                  (98,070)
          Net cash provided (used) from
             financing activities                                1,119,966
          Net changes in cash                                      (10,554)
          Cash, beginning                                           17,773

          Cash, ending                                      $        7,219

Noncash transactions:
Convert shareholder loan to contributed capital                 $   142,012
Convert debentures into common stock                            $   250,000


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

     The Company, through its recent acquisition of Virtual Market Solutions.Com, Inc. (see Note - 2), has become a Development Stage Enterprise positioning itself as a full-solution internet marketing company. Through its wholly owned subsidiary Virtual Market Solutions.Com, Inc. and its iBonZai internet domain, the company's primary objective is to meet the needs of the internet based worldwide marketplace by providing vital information, tools, support services and state-of-the-art communication technology to individuals desiring to increase the quality of their lives; personally, professionally and financially. iBonZai is a fully interactive communications link between the user and the internet with versatile, moment-by-moment access to personalized information through a remote interface. This communications link is intended to allow the user to access e-mail, stock quotes, news reports, weather, movies, online purchasing, banking services, call-back features and personal secretarial/intelligent agent services with virtually unlimited and expandable adaptations.

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

     The parent company has assumed debt or loaned Virtual Market
Solutions.Com, Inc. the following amounts in order to fund operations:

          Assumption of Convertible Debenture debt       $    250,000
          Additional capital contributions                    249,990
          Proceeds from private placement                     284,675
          Direct deposits of capital contributions            142,012
          Expenses paid on behalf of subsidiary                97,809
               Total                                      $ 1,024,486