Form 10KSB
period 2000-12-31
IBONZAI COM INC
filed 2001-05-18
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE         ACT OF 1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES                     EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 33-26787-D

iBonZai.com, Inc.
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

435 East Universal Circle, Sandy, Utah 84070

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 945-9884

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended 2000: $160,883.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, of a specified date within the past 60 days. At April 12, 2001, the aggregate market value of the voting stock held by non-affiliates was 5,298,092 shares held by non-affliates at $.312 for a aggregate market value of $1,653,004.70.

As of April 12, 2001, the registrant had 14,548,092 shares of common stock issued and outstanding.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

iBonzai.com (formerly Life Medical Technologies) was organized on December 26, 1991 as a Delaware corporation in the business of bringing new medical product technology to the health care market place. In 1995, the Company dramatically cut back its operations and eliminated most staffing. From 1996 to 1999, the Company maintained a skeleton crew to maintain and ship existing orders for its inventory, but conducted no marketing or research and did not develop any additional products for its sales line. By mid 1997, all employees were laid off and part time help was maintained to handle existing sales and shipping of products. By 1999, sales had declined to minimal levels and all remaining assets were distributed to its wholly owned subsidiary (see below) and sold off to two of its former employees.

The Company acquired several subsidiaries in 1995, but either sold off all entities by the end of 1998 or allowed the entities to lapse into nonexistence. As of December 31, 1999, only the parent corporation, Life Medical Technologies, Inc. remained.

In approximately March of 2000, the Company changed its name from Life Medical Technologies, Inc. to I-SIM International Corporation and changed its symbol to ISIM. Subsequently, the Company changed its name back to Life Medical Technologies, Inc. and obtained the trading symbol LFMD.

Effective May 11, 2000, the Company acquired all the of equity of Virtual Market Solutions.com, Inc., a privately-held Nevada corporation doing business as iBonZai.com ("iBonZai"). As a part of such acquisition, the Company issued 8,989,668 shares of stock to Scott Hoskings and 260,332 shares to another officer. As a result of the acquisition, iBonZai became a wholly-owned subsidiary of the Company. Pursuant to the transaction, the two shareholders of iBonZai who were issued an aggregate of 9,250,000 shares of common stock became the controlling shareholders of the Company.

iBonZai.com is in the business of developing solutions for business to business Internet Service Provider (ISP) problems. The company provides broadband backbone, billing services and technical support to ISPs and is developing other markets including media, vertical integration through affinity groups and the acquisition of small ISPs As a fully interactive communications link between the user and the internet, the company provides versatile, moment-by-moment access to personalized information through a remote interface. This communications link is intended to allow the user to access e-mail, stock quotes, news reports, weather, movies, online purchasing, banking services, call-back features and personal secretarial/intelligent agent services with virtually unlimited and expandable adaptations.

Since the acquisition of Virtual Market Solutions.Com as a wholly owned subsidiary in June of 2000, the company has primarily focused on establishing name recognition, building its primary business as an ISP and expanding its customer base.

ITEM 2. DESCRIPTION OF PROPERTIES

The company offices are currently located at 435 East Universal Circle, Sandy, Utah 84070.

On March 1, 2000, the company entered into a lease for the Cascade Building located at 311 North Freedom Blvd, Provo, Utah . The lease extends from March 1, 2000 to February 28, 2002 with no option to renew. Monthly payments are $5,055 with a deposit paid of $5,100.

In March of 2001, the Company was evicted from the Cascade Building due to being two months in arrears in payments. The Landlord took possession of the premises, and while the landlord is obligated to mitigate its damages, the Company remains liable on the lease. However, no legal actions have been filed as of the date of this report.

The present lease at 435 East Universal Circle, Sandy, Utah 84070 consists of approximately 600 square feet and is month to month with no signed lease. The cost is $500 per month.

As business income increases, the Company intends to expand into larger accommodations, but has not yet entered into any such arrangements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceedings against it, and is not engaged in any legal proceedings against any party. The possibility exists that litigation may arise from the Company's default on the lease of the Cascade Building.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On or about April 2000, the shareholders voted on the issuance of $500,000.00 of 90 day 10% convertible debentures to be paid at each one year anniversary. Interest is to be payable on the 15th day of the month preceding the month in which the interest is to be paid. The debenture holders are entitled to convert the principal amount of the debenture, in $1,000 increments, into shares of common stock of the Company at the conversion price of $.0543 per share.. The motion was approved by the vote of a majority of the shareholders. The debentures were converted to stock during the fiscal year.

A meeting of the shareholders was also held in June of 2000 for approval of the acquisition of Virtual Market Solutions and assume a $250,000 convertible debt of Virtual Market Solutions. The motions to undertake such action were approved by a majority of the shareholders. At the same shareholders' meeting, a proposal to change the name of the company from Life Medical Technologies to iBonZai.com was presented to the shareholders, and was approved by a majority of the shareholders.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company currently has issued and outstanding 14,548,092 shares of common stock owned by approximately 192 shareholders of record.

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

A history of the stock price of the Company is as follows:

                   Period                                                                    High                          Low
1999
                 1st Quarter                                                               $ 0                              $ 0
                 2nd Quarter                                                                  0                                0
                 3rd Quarter                                                                   0                                0
                 4th Quarter                                                                    0                                0
2000
                 1st Quarter                                                               $    0                             $ 0
                  2nd Quarter                                                               7.25                          4.38
                  3rd Quarter                                                                6.25                          2.38
                  4th Quarter                                                                4.13                          0.88
2001
                1st Quarter                                                                $ 0.88                       $ 0.32

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

iBonZai.com is in the business of developing solutions for business to business Internet Service Provider (ISP) problems. The company provides broadband backbone, billing services and technical support to ISPs and is developing other markets including media, vertical integration through affinity groups and the acquisition of small ISPs As an interactive communications link between the user and the internet, the company provides versatile, moment-by-moment access to personalized information through a remote interface. This communications link is intended to allow the user to access e-mail, stock quotes, news reports, weather, movies, online purchasing, banking services, call-back features and personal secretarial/intelligent agent services with virtually unlimited and expandable adaptations.

Since the acquisition of Virtual Market Solutions.Com as a wholly owned subsidiary in June of 2000, the company has primarily focused on establishing name recognition, building its primary business as an ISP and expanding its customer base.

Results of Operations

In the year 2000, the Company had revenues of $160,883 compared to revenues of $244,015 for 1999. During the year 2000, the Company changes its focus of being a web design specialist to a full service Internet provider. Net loss for the year 2000 was $(1,628,516 compared to a net income of $2,586 for 1999. Total costs increase from $215,265 in 1999 to $232,369 in 2000. The primary reason for the decrease in sales and increase in costs was the transition from a web site design company to the increase costs and development of a full Internet service provider company.

Liquidity and Capital Resources

The Company had an accumulated deficit of $(698,459) as of December 31, 2000. The Company currently has no operating capital to continue the same type of operations as in the year 2000. The Company is currently seeking to raise other capital through loans or equity financing and /or joint ventures with other Internet related businesses.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to June of 2000, Crouch, Bierwolf and Chisholm was the principal accountant for the Company. In June of 2000, the Board of Directors approved the engagement of The C.P.A. Network, LLC, Certified Public Accountants to replace Crouch, Bierwolf and Chisholm.

In connection, with the audit of the previous fiscal year ended December 31, 2000, there were no disagreements with Crouch, Bierwolf and Chisholm on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and said firm has not advised the registrant of any reportable events.

The accountant's report of Crouch, Bierwolf and Chisholm on the financial statements of the Company as of December 31, 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth as of December 31, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Directors and Executive Officers

                                                  Age                             Director
Name                                     (2000)                              Since                      Position with the Company
Scott Hoskins                            49                                 2000                            President/Director
Dwight Williams                        58                                  2000                            Vice President

Scott R. Hosking: Mr. Hosking attended the University of Utah from 1979 to 1981.He left college for a career in his family's aviation business. After three years with the family company, Mr. Hosking made the decision to leave and pursue aviation consulting opportunities.

From 1985 to 1994, Mr. Hosking operated a private business in Mexico. In 1994, Mr. Hosking returned to the United States. Upon returning to United States, he worked as a management and marketing consultant to United States and Mexico companies. In 1998 Mr. Hosking developed the business model of iBonZai and incorporated iBonZai.com, Inc. in 1999.

Dwight B. Williams, Director and Secretary/Treasurer.

Dwight B. Williams is a shareholder in the Salt Lake City, Utah law firm of Mackey Price & Williams. Mr. Williams attended Stanford University and the University of Utah, from which he graduated magna cum laude, Phi Kappa Phi in 1967 with a Bachelor of Arts degree in Political Science. He received his Juris Doctorate degree from California University in 1970.

Upon graduation from law school, Mr. Williams practiced in NewYork City with the law firm of Chadbourne, Parke, Whiteside and Wolff. Following military duty as an intelligence officer, Mr. Williams returned to Salt Lake City, Utah, where he joined the law firm of Van Cott, Bagley, Cornwall & McCarthy from 1971 to 1974. He later became a partner with the Salt Lake City law firm of Kirton, McConkie & Bushnell.

Mr. Williams also served as an adjunct professor of BusinessLaw at the University of Utah College of Business from 1974 to1979. From 1985 to 1988 he was President of the Catania and then Italy Rome Mission for the Church of Jesus Christ of Latter-Day Saints.

Mr. Williams' law practice is concentrated in international business law. He is the past president of the Utah World Trade Association and of the International Visitors -based National Council for International Visitors from 1993 to 1995.

Mr. Williams served six years as a member of the Utah District Export Council and three years as Honorary Consul of Belgium for Utah. Mr. Williams is a member of the Utah State Bar and served as Chairman of the International Law Section from 1983 to 1984. In addition, he was a member of the International Bar Association Committee on Investment Companies from 1976 to 1985. Mr. Williams speaks German, Italian and French, and has reading capabilities in Spanish and Portuguese.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

No officers or directors have been paid more than $60,000 annually

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2000, the name and address and the number of shares of the Company's common stock, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 14,548,092 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group:

                                                                                                      Amount and Nature
                                         Name and Address                                   of Beneficial                Percentage
  Title of Class                     Beneficial Owner                                     Ownership                       of Class
Common                           Scott Hoskings                                        8,989,668                         61.79%
Common                           Dwight Williams                                           260,332                           1.78%

Item 12. Certain Relationships and Related Transactions

During the year, 9,250,000 shares were issued for the acquisition of iBonZai.com to Scott Hoskings and Dwight Williams.

Item 13. Exhibits, and Reports on Form 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Report of the C.P.A. Network, LLC, Certified Public Accountants.

Balance Sheet as of December 31, 2000

Statements of Operations - For the years ended December 31, 2000 and since inception.

Statement of Stockholders' Equity - For the period from December 31, 2000.

Statement of Cash Flows - For the years ended December 31, 2000

Notes to Financial Statements

(a)(2) Financial Statements Schedules. The following financial statement schedules are included as part of this report:

None.

(b)(1) The following 8-k reports have been submitted during the past year:

February 1, 2000. Change in name back to Life Medical Corporation.

June 16, 2000. Change in name to iBonzai.com and acquired a privately held business called Virtual Market Solutions dba as iBonzai.com. (Held as wholly owned subsidiary). A change in management was also announced.

iBonZai.com, Inc.
(A Development Stage Enterprise)
CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To IBonZai.com, Inc.:

We have audited the accompanying consolidated balance sheet of IBonZai.com, Inc. (a Delaware corporation) and subsidiaries as of December 31,2000 and the related consolidated statement of income, shareholders' equity and cash flows the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBonZai.com, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred a loss. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3 . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The C.P.A. Network, LLC
Orem, Utah
March 25, 2001

iBonZai.com, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET
December 31, 2000

Assets
       Current Assets:
           Receivables                                                                                                                              $ 1,305
            Inventory                                                                                                                                 26,553
  Total current assets                                                                                                                             27,858

Property and Equipment:
    Leasehold improvements                                                                                                                 10,234
     Equipment                                                                                                                                        103,864
     Vehicles                                                                                                                                               17,929
     Accumulated depreciation                                                                                                             (13,621)
     Net property and equipment                                                                                                          118,406
      Total assets                                                                                                                                   $ 146,264

Liabilities and Equity
    Current Liabilities:
        Accounts payable                                                                                                                    $ 111,853
        Accrued expenses                                                                                                                      269,624
        Cash drawn against future deposits                                                                                          24,546
         iBonZai bucks                                                                                                                               25,519
        Short-term loans                                                                                                                         274,775
        Shareholder loans                                                                                                                        20,000
               Total current liabilities                                                                                                    726,317

Long Term Liabilities:
     Vehicle loan                                                                                                                                        14,891
      Total long term liabilities                                                                                                                14,891
       Total liabilities                                                                                                                               741,208

Equity:
      Common stock                                                                                                                                 14,175
       Contributed Capital                                                                                                                 1,016,811
       Retained earnings (deficit) accumulated
       during development stage                                                                                                   (1,625,930)
          Total equity                                                                                                                            (594,944)
          Total liabilities and equity                                                                                                 $ 146,264

                                           The accompanying Notes are an integral part of these financial statements.

IBonZai.com, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
For The Year Ended December 31, 2000
and Since Inception

                                                                                                                                            Since
                                                                                                                         2000                Inception
Operating Revenues
Sales                                                                                                                                                       $ 160,883          $ 404,898
                                                                                                                          160,883              404,898
 Cost of Goods Sold                                                                                                                                232,369              258,533
  Gross Profit (Loss)                                                                                                                                 (71,486)            146,365

Operating Expenses
Personnel costs                                                                                                                                        731,994              731,994
General and administrative                                                                                                                     208,381              224,015
Facilities                                                                                                                                                     118,466              132,814
Marketing                                                                                                                                                  304,420              333,718
 Coaching                                                                                                                                                    58,944                90,461
Commissions                                                                                                                                                46,741             132,003
Web design                                                                                                                                                 44,170                83,376
Depreciation & amortization                                                                                                                    13,261                13,621
                                                                                                                         1,526,737           1,742,002
Net Operating Income (Loss)                                                                                                            (1,598,223)         (1,595,637)

Other Revenue (Expense)
Interest                                                                                                                                                        (30,293)              (30,293)
                                                                                                                             (30,293)            (30,293)

Net Income                                                                                                                                           $ (1,628,516)         $ (1,625,930)

Basic and Diluted Income
(Loss) per Share                                                                                                                                   $ (0.1149)                $ (0.1147)

Common Shares Used in
Per Share Calculation                                                                                                                              14,174,999           14,174,999

                                                      The accompanying Notes are an integral part of these financial statements.

IBonZai.com, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY
For The Year Ended December 31, 2000

                                                                                                                                                            Shares                                  Amount

Common Stock:
Par value is $ .001 per share,
50,000,000 shares authorized
Balance at December 31, 1999                                                                                                       25,424,317                      $ 25,424
Common stock issued:
Merger cancellations                                                                                                                     (20,684,317)                     (20,684)
Acquisition                                                                                                                                          8,762,500                          8,763
Private placements,
debenture conversion & other                                                                                                            672,499                             672
Balance at December 31, 2000                                                                                                        14,174,999                     $ 14,175

Contributed Capital:
Balance at December 31, 1999                                                                                                                                               $ 1,838,110
Post acquisition adjustments                                                                                                                                                 (1,838,110)
Common stock                                                                                                                                                                                 (14,175)
Debenture conversion                                                                                                                                                                  250,000
Shareholder contributions                                                                                                                                                            249,990
Private placement                                                                                                                                                                             530,996
Balance at December 31, 2000                                                                                                                                                  $ 1,016,811

Retained Earnings (Deficit) Accumulated
During Development Stage:
Balance at December 31, 1999                                                                                                                                                $ (1,863,534)
Post acquisition adjustments                                                                                                                                                     1,863,534
                                                                                                                                                            2,586
Net income (loss)                                                                                                                                                                       (1,628,516)
Balance at December 31, 2000                                                                                                                                                 $ (1,625,930)

                                                  The accompanying Notes are an integral part of these financial statements.

IBonZai.com, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2000

Cash flows from operating activities:
Net income (loss)                                                                                                                 $ (1,625,930)
Adjustments to reconcile operating income
to net cash provided by operating activities:
Depreciation expense                                                                                                                  13,621
Changes in current assets and liabilities:
Receivables (increase) decrease                                                                                                (1,305)
Inventory (increase) decrease                                                                                                   (21,553)
Accounts payable increase (decrease)                                                                                     95,524
Accrued expenses increase (decrease)                                                                                    217,108
Bank overdraft increase (decrease)                                                                                            24,546
iBonZai bucks increase (decrease)                                                                                             25,519
Short term loans increase (decrease)                                                                                        327,291

Net cash provided (used) by
operating activities                                                                                                                     (945,179)

Cash flows from investing activities:
Capital expenditures                                                                                                                   (120,290)
Purchase/reverse merger                                                                                                               (9,086)

Net cash provided (used) by
investing activities                                                                                                                    (129,376)

Cash flows from financing activities:
Proceeds from long-term loans                                                                                                    15,425
Payments on long-term loans                                                                                                          (534)
Proceeds from issuance of common stock                                                                              530,996
Proceeds from issuance of convertible debenture                                                                250,000
Shareholder contributions                                                                                                         249,990
Shareholder loans                                                                                                                        108,975
Shareholder loan repayments                                                                                                    (98,070)

Net cash provided (used) from
financing activities                                                                                                                  1,056,782

Net changes in cash                                                                                                                  (17,773)
Cash, beginning                                                                                                                          17,773
Cash, ending                                                                                                                                $ 0

Noncash transactions:
Convert shareholder loan to contributed capital                                                                 $ 142,012
Convert debentures into common stock                                                                              $ 250,000

                                    The accompanying Notes are an integral part of these financial statements.

IBonZai.com, INC.
(A Development Stage Enterprise)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2000

TABLE OF CONTENTS

Note Page

1. Summary of Organization & Significant Accounting Policies                                                                      F-8
                   A. Organization                                                                                                                                F-8
                   B. Principles of Consolidation                                                                                                       F-8
                   C. Cash & Cash Equivalents                                                                                                          F-8
                   D. Inventory                                                                                                                                      F-8
                   E. Property and Equipment                                                                                                            F-8
                   F. Estimates                                                                                                                                        F-9
 2. Acquisition of Virtual Market Solutions.Com, Inc.                                                                                         F-9
 3. Going Concern                                                                                                                                                       F-9
4. Convertible Debentures                                                                                                                                         F-10
5. Accrued Expenses                                                                                                                                                  F-10
6. Short-term Loans                                                                                                                                                     F-11
7. Long-term Debt                                                                                                                                                       F-12
8. Operating Lease                                                                                                                                                      F-12
9. Related Party Transactions                                                                                                                                   F-12
10. Subsequent Events                                                                                                                                              F-13
                 A. Shareholder Loans                                                                                                                         F-13
                 B. Sale of Inventory and iBonZai Bucks                                                                                          F-13
                 C. Default on Building Lease                                                                                                              F-13
                 D. Short-term Loan                                                                                                                                F-13

(The remainder of this page is intentionally left blank)

IBonZai.com, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2000

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

B. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of iBonZai.com, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

C. Cash and Cash Equivalents

Cash consists of amounts in demand and certificates of deposit. The Company considers all highly liquid investments maturing within three months to be cash equivalents.

D. Inventory

Inventories are carried at the lower of cost or market (using a first-in, first-out method).

E. Property and Equipment

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

F. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

IBonZai.com, INC
.(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2000

NOTE 2 - ACQUISITION OF VIRTUAL MARKET SOLUTIONS.COM, INC.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. As shown in the statement of operations, the Company reported a net loss of $ 1,628,515 for the year ended December 31, 2000. This uncertainty raises substantial doubt about the ability of the Company to continue as a going concern. Normal operations were discontinued in January 2001 till additional funding is acquired.

The Company's continuation as a going concern is dependent upon its ability to generate profitable operations or secure adequate new financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management believes that the Company's operations from providing wholesale ISP connectivity based on existing low cost aggregated ISP contacts negotiated with backbone ISP suppliers, will provide the necessary cash flows to meet its obligations and generate additional new financing.

NOTE 4 - CONVERTIBLE DEBENTURES

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

IBonZai.com, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2000
NOTE 5 - ACCRUED EXPENSES

The Company's accrued expenses at December 31, 2000 consist of the following:

                            Credit card debt                                                                                             $ 26,642
                                         Payroll liabilities:
                                          Accrued payroll                                                               $ 34,038
                                           Federal payroll liabilities                                                   104,082
                                           Other                                                                                 ; 41,371
                                                                                                                                                         179,491
                             Other                                                                                                                    63,491
                                           Total                                                                                                  $ 269,624

(The remainder of this page is intentionally left blank)

IBonZai.com, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2000
NOTE 6 - SHORT-TERM LOANS

The Company's short-term loans at December 31, 2000 consist of the following:

                                                                                Principal              Interest                Total
  Your World, Inc.                                                   $ 60,000              $ 3,950          $ 63,950
Global Funding Group, Inc.                                       40,000                1,558             41,558
enSurge, Inc.                                                             66,500                        0             66,500
Maroon Bells Capital, LLC                                     100,000                 2,767           102,767
                                                                             $ 266,500              $ 8,275        $ 274,775

Descriptions of short-term debt follow:

An unsecured promissory note was issued September 22, 2000 to Your World, Inc. for a loan of $60,000. The note was due and payable on October 13, 2000. The note accrues interest in the amount of $50 per diem after October 13, 2000. The remaining principal balance at December 31, 2000 was $60,000 and accrued interest to date was $3,950.

Two unsecured promissory notes were issued to Global Funding Group, Inc. to acquire loans of $20,000 from each note. The first note was dated September 12, 2000 and the second note was dated November 13, 2000. The state interest rate on both notes is 18% per annum. The notes were due sixty days from the date of the note. The remaining principal balance at December 31, 2000 was $40,000 and accrued interest to date was $1,558.

Three unsecured loans totaling $66,500 were extended to the Company during December of 2000. The loans are due on demand and carry an interest rate of 8%. The remaining principal balance at December 31, 2000 was $66,500 and accrued interest to date was $0.

Through issuance of a secured promissory note issued October 23, 2000 to Maroon Bells Capital, LLC, the Company acquired $100,000 funding. The note was secured by the majority shareholder's stock in iBonZai.com, Inc. The stated interest rate from October 23, 2000 was 12% and 18% thereafter. The note was due and payable in full on the earlier of the following occurrences: (1) the proposed restructuring of the Borrower's equity structure or (2) November 30, 2000. The restructuring did not take place. The remaining principal balance at December 31, 2000 was $100,000 and accrued interest to date was $2,767.

(The remainder of this page is intentionally left blank)

IBonZai.com, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2000

NOTE 7 - LONG-TERM DEBT

The Company acquired a truck with a Zions Bank loan of $15,765 with payments of $349.71 per month at an interest rate of 10%. The remaining balance at December 31, 2000 was $14,891.

The following is a schedule of maturities by year:

                                                                                     Interest                Principal                  Total
                      2001                                                       $ 1,385                $ 2,811                $ 4,196
                      2002                                                          1,091                  3,105                    4,196
                     2003                                                             766                   3,430                   4,196
                     2004                                                             406                   3,790                    4,196
                    2005                                                               64                   1,755                    1,819
                    Thereafter                                                         0                           0                           0
                     Total                                                      $ 3,712                $ 14,891               $ 18,603

NOTE 8 - CASCADE BUILDING LEASE

On March 1, 2000, the Company entered into an agreement to lease the Cascade Building (311 N. Freedom Blvd., Provo, Utah). Inception and expiration of the lease dates from March 1, 2000 to February 28, 2002 with no renewal options. Monthly lease payments are $5,055 with a deposit of $5,100.

Future minimum rental payments:

                                                             2001                      $ 60,660
                                                             2002                         10,110
                                                             Total                       $ 70,770

NOTE 9 - RELATED PARTY TRANSACTIONS

Scott R. Hosking, the Company's largest shareholder and president, was paid consulting fees in the amount of $27,300 during the fiscal year ended December 31, 2000. Scott R. Hosking was also reimbursed $17,200 for computers, licences and furniture during the fiscal year ended December 31, 2000. Net shareholder loans due Scott R. Hosking at December 31, 2000 was $20,000. See Note 9 - Subsequent Events for additional shareholder loan activity. No payroll was paid Scott R. Hosking during the current fiscal year.

The remainder of this page is intentionally left blank)

IBonZai.com, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2000

NOTE 10 - SUBSEQUENT EVENTS

A. Shareholder Loans

Scott R. Hosking, the Company's largest shareholder and president, borrowed $35,000 from Zions Bank in January 2001 and lent it to the Company in order to cover bank overdrafts.

B. Sale of Inventory and iBonZai Bucks

In January 2001 the Company sold approximately $20,000 of its remaining inventory to Fantastic Deals, Inc. in exchange for Fantastic Deals, Inc. assuming approximately $25,000 in iBonZai Buck liabilities to ISP customers. As part of the transaction Fantastic Deals, Inc. acquired the Company's ISP customers amounting to approximately 450.

C. Default on Building Lease

During March of 2001, the Company being two lease payments in arrears, was evicted from the Cascade Office Building (see Note 8). While the landlord took possession of the premises, the Company was not relieved of its lease obligations.

D. Short-term Loan

On March 5, 2001 Global Funding Group, Inc. extended additional funding (see Note 6) to the Company in the amount $7,080. The state rate in the promissory note was 18% due sixty days from the date of the note.

(The remainder of this page is intentionally left blank)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibonzai.com, INC.

By: /s/ Scott R. Hosking

Dated: May 10, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                                 DATE
/s/ Scott R. Hosking                       President, Director                             May 11, 2001

/s/ Dwight Williams                        Vice President                                    May 11, 2001