Form 10QSB
period 2001-03-31
IBONZAI COM INC
filed 2001-05-22
CIK 846475

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                         March 31, 2001

Commission File Number                              33-26787-D

iBonZai.com, Inc.

(Exact name of registrant as specified in its charter)

                                       ; DELAWARE                                                                                                 87-0403828
                       (State or other jurisdiction of                                                                            (IRS Employer
                       incorporation or organization)                                                                            Identification No.)

435 East Universal Circle, Sandy, UT 84070
(Address of principal executive offices)

                        Registrant's telephone number
                         including area code                                                          (801) 945-9884

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

Yes X              No

14,548,092
(Number of shares of common
stock the registrant had
outstanding as of  May   21, 2001)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and changes in its financial position from December 31, 2000 through March 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

iBonZai.com, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

                                                                                                 March 31,     December 31,
                                                                                                    2001                 2000
Assets
Current Assets:
Receivables                                                                                $ 0                  $ 1,305
Inventory                                                                                       26,553              26,553
Total current assets                                                                       26,553              27,858

Property and Equipment:
Leasehold improvements                                                               10,234               10,234
Equipment                                                                                     103,864             103,864
Vehicles                                                                                          17,929               17,929
Accumulated depreciation                                                              (17,026)            (13,621)
Net property and equipment                                                            115,001           118,406
Total assets                                                                                  $ 141,554       $   146,264

Liabilities and Equity
Current Liabilities:
Accounts payable                                                                          $ 110,548         $ 111,853
Accrued expenses                                                                             323,024           269,624
Cash drawn against future deposits                                                      24,546             24,546
iBonZai bucks                                                                                       25,519            25,519
Short-term loans                                                                                 274,775           274,775
Shareholder loans                                                                                  20,000             20,000
Total current liabilities                                                                           778,412          726,317

Long Term Liabilities:
Vehicle loan                                                                                            14,891              14,891
Total long term liabilities                                                                         14,891              14,891
Total liabilities                                                                                      793,303              741,208

Equity:
Common stock                                                                                      14,175                14,175
Contributed Capital                                                                          1,016,811           1,016,811
Retained earnings (deficit) accumulated
during development stage                                                                 (1,682,735)         (1,625,930)
Total equity                                                                                          (651,749)            (594,944)
Total liabilities and equity                                                                    $ 141,554            $ 146,264

The accompanying Notes are an integral part of these financial statements.

iBonZai.com, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Period Ended March 31, 2001
and Since Inception

                                                                                                     March 31,         Since
                                                                                                         2001           Inception
Operating Revenues
Sales                                                                                                $ 0                $ 404,898
                                                                                                            0                  404,898
Cost of Goods Sold                                                                              0                 258,533
Gross Profit (Loss)                                                                                0                 146,365

Operating Expenses
General & Administrative                                                                     45,000         1,773,381
Depreciation & amortization                                                                   3,405              17,026
                                                                                                             48,405          1,790,407
Net Operating Income (Loss)                                                               (48,405)       (1,644,042)

Other Revenue (Expense)
Interest                                                                                                   (8,400)            (38,693)
                                                                                                               (8,400)            (38,693)

Net Income                                                                                         $ (56,805)     $ (1,682,735)

Basic and Diluted Income
(Loss) per Share                                                                                     $ (0.00)               $ (0.12)

Common Shares Used in
Per Share Calculation                                                                        4,174,999            14,174,999

The accompanying Notes are an integral part of these financial statements.

iBonZai.com, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
For The Months Ended March 31, 2001 and
Since Inception

Cash flows from operating activities:
Net income (loss)                                                                       $ (56,805)        $ (1,682,735)
Adjustments to reconcile operating income
to net cash provided by operating activities:
Depreciation expense                                                                        3,405                  17,026
Changes in current assets and liabilities:
Receivables (increase) decrease                                                         1,305                        0
Inventory (increase) decrease                                                                   0                  (21,553)
Accounts payable increase (decrease)                                                (1,305)                94,219
Accrued expenses increase (decrease)                                               53,400               270,508
Bank overdraft increase (decrease)                                                          0                    24,546
iBonZai bucks increase (decrease)                                                            0                  25,519
Short term loans increase (decrease)                                                         0                327,291
Net cash provided (used) by
 operating activities                                                                                     0                (945,179)

Cash flows from investing activities:
Capital expenditures                                                                                  0                (120,290)
Purchase/reverse merger                                                                            0                     (9,086)

Net cash provided (used) by
investing activities                                                                                         0               (129,376)

Cash flows from financing activities:
Proceeds from long-term loans                                                                     0                   15,425
Payments on long-term loans                                                                        0                      (534)
Proceeds from issuance of common stock                                                     0                 530,996
Proceeds from issuance of convertible debenture                                           0                 250,000
Shareholder contributions                                                                              0                 249,990
Shareholder loans                                                                                            0                108,975
Shareholder loan repayments                                                                           0                (98,070)

Net cash provided (used) from
financing activities                                                                                             0              1,056,782

Net changes in cash                                                                                          0                 (17,773)
Cash, beginning                                                                                                 0                  17,773
Cash, ending                                                                                                  $  0              $    0

Noncash transactions:
Convert shareholder loan to contributed capital                                               $  0             $ 142,012
Convert debentures into common stock                                                          $   0            $ 250,000

The accompanying Notes are an integral part of these financial statements.

iBonZai.com, Inc.
(A Development Stage Enterprise)
Notes to the Financial Statements

March 31, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 2001 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.

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

Results of Operations

In the period ended March 31, 2001, the Company had no revenues to report compared to revenues of $160,883 for 2000. During the year 2000, the Company changes its focus of being a web design specialist to a full service Internet provider. The net loss for the first quarter was $(56,805) compared to a net loss for the year 2000 of $(1,628,516). The Company has currently shut down operations, laid off all of its employees except for the president. It is currently in negotiation to sell all of its assets. The Company is currently investigating other business ventures and opportunities which may be more likely to receive market support, new funding, and improve shareholder value. There can be no guarantee that such opportunities, support, funding, or improved shareholder value will be achieved.

Liquidity and Capital Resources

The Company had an accumulated deficit of $(1,682,735) as of March 31, 2001. The Company currently has no operating capital to continue the same type of operations as in the year 2000. The Company is currently seeking to raise other capital through loans or equity financing and /or joint ventures with other Internet related businesses.

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
Item 5.                                Other Information.                                        None

As is well known, during the past year the Internet and e-commerce markets have experienced dramatic changes in the value consumers, businesses and investors place on Internet related products and services. While this has negatively affected large corporations with substantial capitalization, it has had an even greater impact on smaller corporations such as the Company. Consequently, the Company has currently shut down operations and laid off all of its employees except the president. The Company is currently negotiating to sell all of its assets and is investigating other business ventures and opportunities which may be more likely to receive market support, new funding, and improve shareholder value. There can be no guarantee that such opportunities, support, funding, or improved shareholder value will be achieved.
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

                                                                               By: /s/ Scott R. Hosking
                                                                                President

Dated: May 21, 2001