Form 10KSB/A
period 2000-12-31
IBONZAI COM INC
filed 2001-06-01
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB / A

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

Prior to June 2000, Crouch, Bierwolf and Chisholm was the principal accountant for the Company. In June of 2000, the Board of Directors approved the engagement of The CPA Network, LLC, Certified Public Accountants to replace Crouch, Bierwolf and Chisholm. Due to the change in control and change in management, as of June, 2000, Crouch, Bierwolf & Chisholm declined to stand for reelection as the Certifying Accountants for the Company.

In connection, with the audits of the previous fiscal years ended December 31, 1999 and 1998, there were no disagreements with Crouch, Bierwolf & Chisholm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and said firm has not advised the registrant of any reportable events.

The accountants' reports of Crouch, Bierwolf & Chisholm on the financial statements of iBonzai.com (formerly Life Medical, Inc.) Did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to audit scope, or accounting principles, but there was the uncertainty of going concern due to lack of operations and operating capital.

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

IBonZai.com, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF OPERATIONS
For The Year Ended December 31, 2000
and Since Inception

                                                                                                                            Since
                                                                          2000                Inception
Operating Revenues
Sales                                                                                     $ 160,883           $ 404,898
                                                                          160,883              404,898
Cost of Goods Sold                                                              232,369              258,533
Gross Profit (Loss)                                                                (71,486)             146,365

Operating Expenses
Personnel costs                                                                   731,994              731,994
General and administrative                                                 208,381             224,015
Facilities                                                                                118,466            132,814
Marketing                                                                             304,420             333,718
Coaching                                                                                58,944               90,461
Commissions                                                                           46,741            132,003
Web design                                                                             44,170              83,376
Depreciation & amortization                                                13,261               13,621
                                                                                             1,526,737          1,742,002
Net Operating Income (Loss)                                     (1,598,223)        (1,595,637)

Other Revenue (Expense)
Interest                                                                                (30,293)               (30,293)
                                                                                               (330,293)            (30,293)
Net Income                                                                    $ (1,628,516)     $ (1,625,930)

Basic and Diluted Income
(Loss) per Share                                                           $ (0.1149)            $ (0.1147)

Common Shares Used in
Per Share Calculation                                                     14,174,999           14,174,999

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

Note Page

1. Summary of Organization & Significant Accounting Policies                                            F-8
                   A. Organization                                                                                                       F-8
                   B. Principles of Consolidation                                                                             F-8
                    C. Cash & Cash Equivalents                                                                               ; F-8
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

B. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of iBonZai.com, Inc. and its subsidiaries. lnter-company balances and transactions have been eliminated in consolidation.

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

IBonZai.com, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2000
NOTE 5 - ACCRUED EXPENSES

The Company's accrued expenses at December 31, 2000 consist of the following:

Credit card debt                                                    $ 26,642
  Payroll liabilities:
Accrued payroll                              $ 34,038
Federal payroll liabilities                   104,082
Other                                                 41,371
                                                                               179,491
Other                                                                        63,491
Total $                                                                    269,624

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

SIGNATURE                                 TITLE                     DATE
/s/ Scott R. Hosking                   President, Director        May 11, 2001

/s/ Dwight Williams                     Vice President               May 11, 2001

CROUCH, BIERWOLF & CHISHOLM

May 25, 2001

Securities and Exchange Commission
Washington, DC

Gentlemen:

We have been furnished with a copy of the response to Item 8 of the Form 10K-SB/A for the event that occured in June 2000 filed by our former client, iBonzai.com, Inc. (Formerly Life Medical, Inc.) We agree with the statements made in response to that item insofar as they relate to our firm.

Sincerely,

/s/ Crouch Bierwolf & Chisholm