Form 10QSB
period 2001-06-30
IBONZAI COM INC
filed 2001-08-24
CIK 846475

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                                 June 30, 2001

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

Yes X No

14,656,090
(Number of shares of common stock the registrant had
outstanding as of August 23, 2001)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 301, 2001 and the results of its operations and changes in its financial position from December 31, 2000 through June 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

iBonZai.com, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

                                                                                                                June 30,         December 31,
                                                                                                                    2001                  2000
                                                                                                                  (Unaudited)

Assets

Current Assets:

Receivables                                                                                                  $ -                  $ 1,305

Inventory                                                                                                       26,553            26,553

Total current assets                                                                                        26,553           27,858

Property and Equipment:
Leasehold improvements                                                                                10,234           10,234

Equipment                                                                                                    103,864         103,864

Vehicles                                                                                                         17,929            17,929

Accumulated depreciation                                                                              (20,431)         (13,621)

Net property and equipment                                                                          111,596          118,406

Total assets                                                                                                 $ 138,149     $ 146,264

Liabilities and Stockholders' Equity

Current Liabilities:

Accounts payable                                                                                       $ 114,511      $ 111,853

Accrued expenses                                                                                          335,349        269,624

Cash drawn against future deposits                                                                   24,546          24,546

iBonZai bucks                                                                                                  25,519         25,519

Short-term loans                                                                                             274,775       274,775

Shareholder loans                                                                                             20,000         20,000

Total current liabilities                                                                                      794,700       726,317

Long Term Liabilities:
Vehicle loan                                                                                                     14,891         14,891
Total long term liabilities                                                                                    14,891        14,891
Total liabilities                                                                                                  809,591    741,208

Stockholders's Equity:
Common stock                                                                                                14,283        14,175
Contributed Capital                                                                                     1,016,811    1,016,811
Retained earnings (deficit) accumulated
during development stage                                                                            (1,702,536)   (1,625,930)
Total equity                                                                                                   (671,442)      (594,944)
Total liabilities and equity                                                                              $ 138,149     $ 146,264

iBonZai.com, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

                                                                                            Three Months        Six Months
                                                                                              June 30,                  June 30,         Since
                                                                                                2001                        2001            Inception

Revenues

Sales                                                                                         $ -                         $ -               $ 404,898
                                                                                                    -                            -                 404,898

Cost of Goods Sold                                                                      -                            -                258,533

Gross Profit (Loss)                                                                        -                            -               146,365

Operating Expenses
General & Administrative                                                             4,071                   49,071         1,777,452

Depreciation & amortization                                                        3,405                    6,810                17,026

                                                                                                   7,476                  55,881           1,790,407

Net Operating Income (Loss)                                                    (7,476)                 (55,881)       (1,644,042)

Other Revenue (Expense)
Interest                                                                                     (12,325)                (20,725)           (38,693)

                                                                                                 (12,325)                (20,725)          (38,693)

Net Income                                                                            $ (19,801)             $ (76,606)   $ (1,682,735)

Basic and Diluted Income
(Loss) per Share                                                                    $ 0.00                    $ 0.00          $ (0.12)

Common Shares Used in
Per Share Calculation                                                             14,282,997              14,282,997   14,174,997

iBonZai.com, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
(Unaudited)

                                                                                                   For the                For the
                                                                                                  Three Months      Six Months
                                                                                                     June 30,            June 30,           Since
                                                                                                      2001                    2000           Inception

Cash flows from operating activities:

Net Income (Loss)                                                                    $ (19,801)          $ (70,606)     $ (1,702,536)

Adjustments to Reconcile Operating Income
to Net Cash Provided by Operating Activities:

Depreciation Expense                                                                      3,405                 6,810               20,431

Changes in Current Assets and Liabilities:
(Increase) Decrease in Inventory                                                        -                         -                  (21,553)
Increase (Decrease) in Accounts Payable                                           -                         -                    98,182
Increase (Decrease in Accrued Expenses                                       12,325                65,725            282,833

Increase (Decrease) in Bank Overdraft                                             -                          -                   24,546

Stock for Services                                                                             108                     108                  108

Increase (Decrease) in Ibonzai Bucks                                                -                          -                    25,519

Increase (Decrease) in Short Term Loans                                           -                          -                 327,291

Net Cash Provided (Used) by
Operating Activities                                                                           -                          -                (945,179)

Cash Flows from Investing Activities:
Capital Expenditures                                                                         -                           -                (120,290)

Purchase/Reverse Merger                                                                 -                           -                    (9,086)

Net Cash Provided (Used) by
Investing Activities                                                                            -                            -                 (129,376)

iBonZai.com, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
(Unaudited)

                                                                                                  For the               For the
                                                                                                  Three Months    Six Months
                                                                                                  June 30,               June 30,       Since
                                                                                                   2001                    2000          Inception

Cash Flows from Financing Activities:

Proceeds from Long-term Loans                                                   -                           -               15,425

Payments on Long-term Loans                                                       -                           -                (534)

Proceeds from Issuance of Common Stock                                    -                           -           530,996

Proceeds from Issuance of Convertible Debenture                         -                            -            250,000

Shareholder Contributions                                                            -                             -            249,990

Shareholder Loans                                                                      -                              -            108,975

Shareholder Loan Repayments                                                    -                              -             (98,070)

Net Cash Provided (Used) from
Financing Activities                                                                    -                               -              (1,056,782)

Increase (Decrease) in Cash                                                       -                              -                   (17,773)

Cash at Beginning of Period                                                        -                              -                    17,773

Cash at End of Period                                                              $ -                         $ -                 $ -

Noncash Transactions:
Convert Shareholder Loan to Contributed Capital                    $ -                          $ -                 $ 142,012
Convert Debentures into Common Stock                                   -                               -                   250,000
Stock for Services                                                                     108                          108                     108

iBonZai.com, Inc.
(A Development Stage Enterprise)
Notes to the Financial Statements

June 30, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 2001 but has made all the necessary adjustments to present an accurate financial statements for the three months and the six months presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During 1999 and 2000 iBonZai.com was in the business of developing solutions for business to business Internet Service Provider (ISP) problems. The company provided broadband backbone, billing services and technical support to ISPs and worked on developing other markets including media, vertical integration through affinity groups and the acquisition of small ISPs. As an interactive communications link between the user and the internet, the company provided versatile, moment-by-moment access to personalized information through a remote interface.

The Company has minimized operations in the ISP service industry and is currently in the process of looking for other business opportunities to develop, acquire or merge with. There can be no guarantee that the Company will succeed in further development of ISP services, or in developing, acquiring, or merging with other business opportunities or entities.

Since the acquisition of Virtual Market Solutions.Com as a wholly owned subsidiary in June of 2000, the company has primarily focused on establishing name recognition, building its primary business as an ISP and expanding its customer base.

Results of Operations

In the period ended June 30, 2001, the Company had no revenues to report. The net loss for the second quarter was $(19,801) compared to a net loss for the year 2000 of $(1,628,516). The Company has currently shut down operations, laid off all of its employees except for the president. It is currently in negotiation to sell all of its assets. The Company is currently investigating other business ventures and opportunities which may be more likely to receive market support, new funding, and improve shareholder value. There can be no guarantee that such opportunities, support, funding, or improved shareholder value will be achieved.

Liquidity and Capital Resources

The Company had an accumulated deficit of $(1,702,536) as of June 30, 2001. The Company currently has no operating capital to continue the same type of operations as in the year 2000. The Company is currently seeking to raise other capital through loans or equity financing and/or joint ventures with other Internet related businesses.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings                                                                                          None

Item 2. Changes in Securities                                                                                      None

Item 3. Defaults Upon Senior Securities                                                                      None

Item 4. Submission of Matters to a Vote of Security Holders                                      None

Item 5. Other Information                                                                                          None

Item 6. Exhibits and Reports on Form 8-K                                                                None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibonzai.com, Inc.

Dated: August 23, 2001

By /s/ Scott R. Hosking
Scot R. Hosinkg
President