Form 10QSB
period 2001-09-30
IBONZAI COM INC
filed 2001-11-28
CIK 846475

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                                                                  September 30, 2001

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

6975 South Union Park Center, Suite 600, Midvale, Utah 84047
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

Yes                                 X No

14,282,997
(Number of shares of common stock the registrant had
outstanding as of November 20, 2001)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and changes in its financial position from December 31, 2000 through September 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

BonZai.com, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

                                                                                                 September 30,                   December 31,
                                                                                                      2001                                         2000
                                                                                                  (Unaudited)

Assets

Current Assets:

Receivables                                                                                   $ -                                      $ 1,305

Inventory                                                                                       26,553                                 26,553

Total current assets                                                                        26,553                                27,858

Property and Equipment:

Leasehold improvements                                                              10,234                               10,234

Equipment                                                                                  103,864                             103,864

Vehicles 17,929 17,929

Accumulated depreciation                                                           (23,836)                             (13,621)

Net property and equipment                                                        108,191                             118,406

Total assets                                                                               $ 134,744                           $ 146,264

Liabilities and Stockholders' Equity

Current Liabilities:

Accounts payable                                                                    $ 114,511                          $ 111,853

Accrued expenses                                                                     348,534                              269,624

Cash drawn against future deposits                                             24,546                                  24,546

iBonZai bucks                                                                            25,519                                  25,519

Short-term loans                                                                        274,775                             274,775

Shareholder loans                                                                        20,000                              20,000

Total current liabilities                                                                 807,885                            726,317

Long Term Liabilities:

Vehicle loan                                                                                14,891                            14,891

Total long term liabilities                                                              14,891                             14,891

Total liabilities                                                                             822,776                         741,208

Stockholders's Equity:

Common stock                                                                              14,283                         14,175
Contributed Capital                                                                   1,016,811                     1,016,811
Retained earnings (deficit) accumulated
during development stage                                                         (1,719,126)                   (1,625,930)
Total equity                                                                                (688,632)                       (594,944)
Total liabilities and equity                                                           $ 134,744                      $ 146,264

iBonZai.com, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

                                                                                                    Three Months        Nine Months
                                                                                                    September 30,      September 30,
                                                                                                                                Since
                                                                                                             2001             2001 Inception

Revenues

Sales                                                                                              $ -              $ -          $ 404,898

                                                                                                         -                 -            404,898

Cost of Goods Sold                                                                           -                 -              258,533

Gross Profit (Loss)                                                                             -                 -             146,365

Operating Expenses
General & Administrative                                                                  491           49,071      1,777,943

Depreciation & amortization                                                           3,405             6,810           23,836

                                                                                                     3,896             55,881      1,801,779

Net Operating Income (Loss)                                                      (3,896)           (55,881)  (1,655,414)

Other Revenue (Expense)

Interest                                                                                       (12,694)          (20,725)       (63,712)

                                                                                                  (12,694)           (20,725)       (63,712)

Net Income                                                                             $ (16,590)         $ (76,606) $ (1,719,126)

Basic and Diluted Income
(Loss) per Share                                                                          $ 0.00                  $ 0.00        $ (0.12)

Common Shares Used in
Per Share Calculation                                                          14,282,997             14,282,997   14,282,997

iBonZai.com, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
(Unaudited)

                                                                              For the                                          For the
                                                                          Three Months                                Nine Months
                                                                           September 30,                             September 30                   Since                                                                     2001                                                2000             Inception

Cash flows from operating activities:

Net Income (Loss)                                                   $ (16,590)                  $ (70,606)          $ (1,719,126)

Adjustments to Reconcile Operating Income
to Net Cash Provided by Operating Activities:

Depreciation Expense                                                    3,405                           6,810                 23,836

Changes in Current Assets and Liabilities:
(Increase) Decrease in Inventory                                        -                                     -                 (21,553)

Increase (Decrease) in Accounts Payable                           -                                   -                    98,182

Increase (Decrease in Accrued Expenses                      13,185                        65,725                 296,018

Increase (Decrease) in Bank Overdraft                                -                                     -                   24,546

Stock for Services                                                           108                               108                      108

Increase (Decrease) in Ibonzai Bucks                                  -                                -                        25,519

Increase (Decrease) in Short Term Loans                            -                              -                         327,291

Net Cash Provided (Used) by
Operating Activities                                                            -                                -                      (945,179)

Cash Flows from Investing Activities:
Capital Expenditures                                                          -                                 -                   (120,290)

Purchase/Reverse Merger                                                   -                                  -                      (9,086)

Net Cash Provided (Used) by
Investing Activities                                                               -                               -                      (129,376)

iBonZai.com, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
(Unaudited)

                                                                                    For the                          For  the
                                                                                 Three Months                Nine Months
                                                                                 September 30,                 September 30, Since
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

iBonZai.com, Inc.
(A Development Stage Enterprise)
Notes to the Financial Statements

September 30, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 2001 but has made all the necessary adjustments to present an accurate financial statements for the three months and the six months presented.

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

Results of Operations

In the period ended September 30, 2001, the Company had no revenues to report. The net loss for the second quarter was $(16,590) compared to a net loss for the year 2000 of $(1,628,516). The Company has currently shut down operations, laid off all of its employees except for the president. It is currently in negotiation to sell all of its assets. The Company is currently investigating other business ventures and opportunities which may be more likely to receive market support, new funding, and improve shareholder value. There can be no guarantee that such opportunities, support, funding, or improved shareholder value will be achieved.

Liquidity and Capital Resources

The Company had an accumulated deficit of $(1,719,126) as of September 30, 2001. The Company currently has no operating capital to continue the same type of operations as in the year 2000. The Company is currently seeking to raise other capital through loans or equity financing and/or joint ventures with other Internet related businesses.

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

Ibonzai.com, INC.

Dated: November 20, 2001 By /s/ Scott R. Hosking

Scot R. Hosinkg
President