Form 10KSB
period 2001-12-31
CHINA GLOBAL DEVELOPMENT INC
filed 2002-05-14
CIK 846475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 33-26787-D

                         China Global Development, Inc.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Nevada                                             87-0403828
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)


                           1400 Quail Street, Ste. 138
                             Newport Beach, CA 92660
               ----------------------------------------------------
              (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (949) 250-1147

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ X ]


Revenue for the year ended December 31, 2001 were $0.


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, of a specified date within the past 60 days. At May 10, 2001, the aggregate market value of the voting stock held by non-affiliates was 2,106,248 shares held by non-affiliates at $0.60 for a aggregate market value of $1,263,749.

As of May 10, 2002, the registrant had 17,106,248 shares of common stock issued and outstanding.

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                     PART I
                                                                      Page No.
ITEM 1. DESCRIPTION OF BUSINESS                                             3
ITEM 2. DESCRIPTION OF PROPERTIES                                           5
ITEM 3. LEGAL PROCEEDINGS                                                   5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 5

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS                                                         6
ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION                                                           7
ITEM 7. FINANCIAL STATEMENTS                                                8
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                                         8

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
OF THE EXCHANGE ACT                                                         9
ITEM 10. EXECUTIVE COMPENSATION                                            10
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT                                                      10
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    10

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                  11
SIGNATURES                                                                 12
FINANCIAL STATEMENTS                                               F-1 - F-10

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

China Global Development, Inc. (formerly iBonzai.com, (the "Company") was organized on December 26, 1991 as a Delaware corporation under the name of Life Medical Technologies, Inc. in the business of bringing new medical product technology to the health care market place. In 1995, the Company cut back its operations and eliminated most staffing. From 1996 to 1999, the Company maintained a skeleton crew to maintain and ship existing orders from its inventory, but conducted no marketing or research and did not develop any additional products. By mid 1997, all employees were laid off and part time help was maintained to handle the existing sales and shipping of products. By 1999, sales had declined to minimal levels and all remaining assets were distributed to its wholly owned subsidiary (see below) and sold off to two of its former employees.

The Company acquired several subsidiaries in 1995, but either sold off all entities by the end of 1998 or allowed the entities to lapse into nonexistence. As of December 31, 1999, only the parent corporation, Life Medical Technologies, Inc. remained.

In approximately March of 2000, the Company changed its name from Life Medical Technologies, Inc. to I-SIM International Corporation. Subsequently, the Company changed its name back to Life Medical Technologies, Inc.

On May 11, 2000, the Company acquired all the of equity of Virtual Market Solutions.com, Inc., a privately-held Nevada corporation doing business as iBonZai.com ("iBonzai") in exchange for 9,250,000 shares to two officers of the company. As a result of the acquisition, iBonZai became a wholly-owned subsidiary of the Company. Due to the change in the Internet industry following the U.S. market break in the end of the second quarter of 2000, VMS experienced substantial obstacles in developing its business as a provider of broadbank backbone, billing services and technical support to internet service providers. As the general and Internet industry economic conditions continued to deteriorate during the first half of 2001, management suspended operations and laid off all its employees. Following the events of September 11, 2001, management determined that it was in the best interest of the Company to rescind the acquisition of VMS. Effective November 28, 2001, the Company rescinded the acquisitin of VMS in an effort to complete a restructure of the Company's capital and shed itself of debt. The financial statements for the year ended December 31, 2001 refer to financial numbers at December 31, 2000 in which the financial information of VMS has been removed (except for any debt guaranteed or assumed by the Company). As part of the rescission, VMS retained all assets of the Company and the debt, as well as the accrued interest on the notes remaining with iBonzai.com, Inc. As such, 9,250,000 shares of the Company's common stock was rescinded, and the Company's additional paid-in capital, and accumulated deficit was returned to the books.

The financial statements reflect the position of the Company, as if, the acquisition of VMS did not take place, however, the assumption of the liabilities remains with the Company as part of the rescission agreement. Due to the assumption of the liabilities the expenses for the Company amounted to $129,320 and $1,150,594 for the years 2001 and 2000 respectively.

On January 10, 2002, the Company was merged into Ibonzai.com, Inc. a Nevada corporation, for the purposes of changing corporate domicile. On January 15, 2002, the Company changed its name to China Global Development, Inc. and effected a 1 for 25 reverse stock split. Capitalization remained at 100,000,000 shares of common stock having a par value of $.001 per share and 10,000,000 shares of preferred stock having a par value of $.001 per share.

On May 14, 2002, the Company acquired all of the issued and outstanding shares of Rainbow Light Global Corporation, a British Virgin Islands Corporation ("Rainbow"). Rainbow is the owner of 95% of the shares of Beijing Baxian Real Estate Development Company Limited, a People's Republic of China corporation engaged in the property development and construction industries in the People's Republic of China.

China Development (Group) founded in 1991, is one of Beijing - China's largest and first privately owned enterprises authorized by the Chinese government to receive construction contracts from overseas. Its core business include real estate investment and development on first-class hotel, resorts, villas, and residential and commercial centers throughout Beijing, Shanghai, Jinan, Tianjin and other provinces in China. Over the years, the company won various construction contracts from Cisco, Avaya, Honeywell, and other major fortune 500 companies in the U.S. as well as International conglomerates in Europe and Asia. Recently, the Company completed a major development project building the Baxian Villa Resort in Beijing along with its surrounding commercial and residential complexes totaled in 60 hectares. The resort consists of more than 600 villas with different architectural styles and elegant country clubs.

Two major projects currently underway include the construction of two 5 start resorts, the Beiya Garden and Chenhao Resort, nearby the proposed Olympic Games Village for 2008 Olympic Game in China. Both constructions reside just 12 kilometers away from the proposed Olympic Games Villages. The resorts sit on over 200,000 and 180,000 square meter estate. So far, 36,000 square meters has already completed for residency.

The Company is highly decorated as the premier developer in China, and has earned its reputation by maintaining highest standards in quality and safety. In fact, the Company received ISO 9002 Certification in October 2000 and was also acknowledged by the International Standard System.

Success of the Company is much owed to China government's commitment reforming the national and economic policies. As China emerges to become an industrialized nation, the government continues spending heavily on instrascture and public works, and reforming national policies to attract foreign investments. With 1.3 billion consumers clamoring for a new goods and services, analysts expect 25 percent year-on-year increase in foreign direct investment. Foreign investment in China in 2001 has already topped $50 billion. Perhaps China governement's most aggressive spending is on the Capital, Beijing, in preparation for the Olympic 2008. Beijing has vowed to spend $20 billion towards constructions on dozens of sport facilities and expansion of current expressways and various infrastructures over the next 8 years. The improvements not only will spur local economy, but also re-define Beijing as a major commerce attraction in the investment arena. With More than $3 billion foreign investments in connection with the 2008 Olympic, the company expects to receive more contracts and boost revenues to a record high. The benefits the Company enjoys from the Olympic 2008, however, will be far smaller when compared to the impact on China's entry to the World Trade Organization (WTO). On November 15, 2001, World Trade Organization (WTO) agreed for China's entry into the organization. This historic event sparks corporate leaders around the world to establish its presence in China. The State Statistical Bureau expects this entry to boost long-term growth on the economy that is already topping 8 percent during the first 6 months of 2001, while nations around the world suffer economic recess.

Over the years, China Baochen Corporation constructed more than quality resorts and landmark buildings, it also built a reputation around the world as a world-class real estate developer and investment company in China. Through its reputation, the company continues expanding its business relations in corporate communities around the world. With the flourishing economy in China, the company is poised to dominate foreign investments in the real estate development and delivers high returns on investment as it promised to current shareholders.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company maintains a US office at 1400 Quail Street, Ste. 138, Newport Beach, CA 92660. This office suite is provided to the Company free of charge by one of its officers and directors. The Company's principal offices are maintained at the office of its subsidiary, Beijing Boxian Real Estate Development Company Limited. Seventh District North, Chung-Ping Region, Beijing, PRC. At this location the Company occupies all four stories of a four story office building and club located in an upscale residential area in Beijing, China. This facility has approximately forty thousand square feet.

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

In January 2002, a majority of the Company's shareholders consented to the Company merging with a Nevada subsidiary for the purpose of changing domicile and changing its name to China Global Development, Inc.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company currently has issued and outstanding 17,106,248 shares of common stock owned by approximately 192 shareholders of record. During the preceding two fiscal years the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and financial condition and other relevant factors. A history of the stock price of the Company is as follows:

Period                         High                            Low
------                         ----                            ---
2000
1st Quarter                      $ 0                           $ 0
2nd Quarter                     7.25                          4.38
3rd Quarter                     6.25                          2.38
4th Quarter                     4.13                          0.88

2001
1st Quarter                     $.21                          $.17
2nd Quarter                      .04                           .03
3rd Quarter                      .04                           .03
4th Quarter                      .03                           .02

The foregoing quotes do not reflect the 1:25 reverse split effected on January 15, 2002. The Company's shares trade on the OTC:BB under symbol CGDP.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Effective November 28, 2001, the Company rescinded the acquisition of VMS. Therefore, the financial statements reflect the position of the Company as if the acquisition of VMS did not take place. However, the assumption of the liabilities remain with the Company as part of the recission agreement.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues. The Company reported no revenues for either the year ended December 31, 2001 or the year ended December 31, 2000. The absence of revenues resulted because effective November 28, 2001, the Company rescinded the acquisition of VMS in a effort to complete a restructuring of the Company's capital and shed itself of debt. Because of the rescinding of the acquisition of VMS, the financial statements for the year ended December 31, 2001 refer to financial information at December 31, 2000 where the financial information of VMS has been removed (except for any debt guaranteed or assigned by the Company.

General and Administrative Expenses. General and administrative expenses decreased by $1,057,787 or 96.58% to $37,354 for the year ended December 31, 2001 from $1,095,141 for the year ended December 31, 2000. Because of the assumption of liabilities under the recission agreement, the Company remained responsible for the expenses of VMS and reflect the costs of operation for each year. The expenses for the year ended December 31, 2001 are significantly less than those of the year ended December 31, 2000, because early in the year 2001, the Company suspended operations and laid off its staff.

Interest Expense. Interest expense increased by $50,590 or 123.9% to $91,418 for the year ended December 31, 2001 from $40,828 for the year ended December 31, 2000. This increase in interest expense resulted because of the assumption of $886,603 in VMS obligations. The obligations existed for the entire year 2001, but for only a portion of the year 2000. Interest expense also increased as a result of increased loans from shareholders.

Other Expenses. Other expenses decreased by $14,500 to $0 for the year ended December 31, 2001 from $14,500 for the year ended December 31, 2000. Other expenses represent the debt on a truck of VMS, the liability which was assumed by the Company, but the vehicle taken back by VMS when the VMS transaction was rescinded.

As a result of the foregoing, the Company's net operating loss decreased from $1,150,469 for the year ended December 31, 2000 to $128,772 for the year ended December 31, 2000.

Liquidity and Capital Resources

As of December 31, 2001 and December 31, 2000, the Company had no cash, current assets or assets of any kind, but had liabilities $886,478 as of December 31, 2000 and $948,542 as of December 31, 2001. This is the result of the recission of the VMS acquisition but the assumption of its liabilities.

Cash used by operating  activities  totaled  $31,841 for the year ended December
31, 2001 compared with $1,130,325 for the year ended December 31, 2000. This decrease in Cash used by operating activities totaled $31,841 for the year ended December 31,2001 compared with $1,130,325 for the year ended December 31, 2000. This decrease in cash used in operating activities is attributable to the reduced net operating loss which was partially offset by an increase in payables. There was no cash flow or cash used in investing activities for either the year ended December 31, 2000 or the year ended December 31, 2001.

Cash flows from financing activities totaled $31,841 for the year ended December 31, 2001 compared to $1,130,325 for the year ended December 31, 2000. This decrease resulted from reduced proceeds from borrowings and the issuance of common stock.

In the past, the Company has funded its operations from the sale of its products, the sale of common stock and loans from various sources. With the recission of the VMS acquisition, the Company no longer had any business operations. However, with the acquisition of Rainbow Light Corporation, the Company again has an operating business and should be able to generate sufficient cash flow to cover its operating needs for at least the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CPA Network, LLC was the principal accountant for the Company for the year 2000. For the year 2001 Bierwolf, Nilson & Associates, LLC was the principal accountant.

In connection, with the audit of the fiscal year ended December 31, 2000 there were no disagreements with CPA Network, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and the CPA Network LLC has not advised the Company of any reportable events.

The accountants' reports of CPA Network, LLC on the financial statements of iBonzai.com (formerly Life Medical, Inc.) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to audit scope, or accounting principles, but there was the uncertainty of a going concern due to lack of operations and operating capital.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Compliance with Section 16(a) of the Exchange Act

The following table sets forth as of May 10, 2002, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Directors and Executive Officers, Promoters and Control Persons

Name                 Age      Position
----                 ---      --------
Bao Hua Zheng        47       Chairman  of the Board of Directors and President
Yu Chen Zhang        55       Vice-Chairman of  the  Board  of  Directors,  Vice
                              President, Chief Operating Officer
Baldwin Yung         32       Secretary / Treasurer and Director


Business Experience

Bao Hua Zheng. Mr. Zheng joined the Company following the acquisition of Rainbow Light Global Corporation and its subsidiary. Beijing Baxian Real Estate
Development Company Limited (Subsidiary). Mr. Zheng began the Subsidiary's operations in 1991 and has since formed other real estate development groups which have developed villa resorts, commercial centers manufacturing facilities and warehouse in several cities in China.

Yuchen Zhang. Mr. Zhang joined the Company following the acquisition of Rainbow Light Global Corporation and its Subsidiary. Mr. Zhang is responsible for the day to day operation of the Subsidiary, a position he has held since 1991. Mr. Zhang has in excess of thirty years of experience in the real estate development business ranging from operations and marketing to management.

Baldwin Yung. Mr. Yung joined the Company following the acquisition of Rainbow Light Global Corporation and its Subsidiary. Mr. Yung has more than twelve years of experience in the financial and accounting professions. From 1990 to 1993 Mr. Yung was employed by Price Waterhouse Coopers LLP. From 1993 through 1996 Mr. Yung was employed by Pannell Kerr and Forster. In 1997 Mr. Yung founded Digital Media Works, an application service provider in video rendering technology. For the past four years, Mr. Yung has served as a financial advisor to small and medium sized businesses.

Term of Office

The Directors named above will serve until the next annual meeting of the Company's shareholders. All directors are elected for one year terms. Officers hold their positions at the pleasure of the Board of Directors, absent any employment contract.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers and any person holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company is required to disclose any failure to file by these dates during 2001. To the Company's knowledge, all of the filing requirements were satisfied on a timely basis during the year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors No officers or directors have been paid more than $60,000 annually OR received any compensation during the year.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth as of May 10, 2002, the name and address and the number of shares of the Company's common stock, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group:

Name and Address                Number of Shares                      Percent
Of Beneficial Owner             Beneficially Owned

 Bao Hua Zheng
999 Rosalind Road
San Marino, CA 91108                4,333,333                         25.33%

Yu Chen Zhang
Beying, China                       4,333,333                         25.33%

Baldwin Yung
1400 Quail St., #138
Newport Beach, CA 92660                     -

All officers and directors as a
Group (2 persons)                   6,666,666                         50.66%

Item 12. Certain Relationships and Related Transactions

During the year 2000, Scott Hoskings, the former President was issued 9,012,500 per reverse split shares in conjunction with the acquisition of Virtual Marketing Solutions.

As a result of the acquisition of Rainbow Light Global Corporation, Messrs. Bao Hua Zheng, the Company's President and Yu Chen Zhang the Company's Vice President were each issued 4,333,333 post reverse split common shares.

 Item 13. Exhibits, and Reports on Form 8-K

(b)  The following 8-K reports have been submitted during the past year:

     (1)  On June 12, 2001 reporting a change in certifying accountants.

     (2) On January 31, 2002 reporting a change in the state of incorporation, a reverse split of the company's shares and a change in management.

     (3)  On April 2, 2002 reporting a change in certifying accountants.

                          Index to Financial Statements

                                                                     Page No.

Independent Auditors Report of Bierwolf Nilson & Associates            F-2

Balance Sheets as of December 31, 2001 and December 31, 2000           F-3

Statement of Operations for the years ended December 31, 2001
and December 31, 2000                                                  F-4

Statement of Stockholders Equity as of December 31, 2001               F-5

Statement of Cash Flows for the years ended December 31, 2001
and December 31, 2000                                                  F-6

Notes to Financial Statements                                   F-7 - F-10

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of iBonZai.com, Inc.
Holladay, Utah

We have audited the accompanying balance sheet of iBonZai.com, Inc. (a Delaware Corporation) as of December 31, 2001 and 2000, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iBonZai.com, Inc. at December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming that iBonzai.com, Inc., will continue as a going concern. As discussed in Note #4 to the financial statements, iBonzai.com, Inc., has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Bierwolf, Nilson & Associates
Bierwolf, Nilson & Associates
Salt Lake City, UT
May 6, 2002
                              iBonZai.com, Inc.
                                  Balance Sheet
                                   December 31


                                     ASSETS
                                                                 2001          2000


     TOTAL ASSETS                                            $        -     $       -
                                                             ==========      =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                          $    5,305     $        -
   Line of Credit                                                45,500         45,500
   Interest Payable                                             132,246         40,828
   Short-term Loans                                             730,991        765,650
   Shareholder Loans                                             20,000         20,000
                                                             ----------      ----------
     Total Current Liabilities                                  934,042        871,978

Long Term Liabilities:
   Vehicle Loan                                              $   14,500     $   14,500
                                                             ----------      ----------
     Total Long Term Liabilities                                 14,500         14,500
                                                             ----------      ----------
     Total Liabilities                                          948,542        886,478
                                                             ----------      ----------

Stockholders's Equity:
   Preferred Stock; 5,000,000 Shares
     Authorized at $.001 Par Value;
     No Shares Issued and Outstanding                                 -              -
   Common Stock, $.001 Par Value;
      50,000,000 Shares Authorized;
     5,404,497 and 4,923,406 Shares
     Issued and Outstanding Respectively                          5,405          4,924
   Additional Paid in Capital                                 2,188,828      2,122,601
   Accumulated Deficit                                       (3,142,775)    (3,014,003)
                                                            ------------    -----------
     Total Stockholders' Equity                                (948,542)      (886,478)
                                                            ------------    -----------
     Total Liabilities and Equity                           $         -     $        -
                                                            ============    ===========



              The accompanying notes are an integral part of these
                             financial statements.

                                iBonZai.com, Inc.
                             Statement of Operations
                         For the Years Ended December 31



                                                2001                2000
                                         ------------------  -----------------
Revenues
   Sales                                 $        -          $        -
                                         ------------------  ---------------


Operating Expenses
   General & Administrative                    37,354            1,095,141
                                         -----------------   ---------------

       Total Operating Expenses                37,354            1,095,141
                                         ------------------  ---------------
       Operating (Loss)                       (37,354)          (1,095,141)
                                         ------------------  ---------------

Other Revenue (Expense)
   Interest                                  (91,418)              (40,828)
   Other Expense                                   -               (14,500)
                                         ------------------  ---------------

       Total Other Expenses                  (91,418)              (55,328)
                                         ------------------  ---------------

       Net (Loss)                        $  (128,772)         $ (1,150,469)
                                         ==================  ===============

       Basic and Diluted Income
     (Loss) per Share                    $    (0.024)         $     (0.053)
                                         ==================  ===============

       Weighted Average
       Common Shares                       5,257,225            21,693,068
                                         =================== ===============


              The accompanying notes are an integral part of these
                             financial statements.

                              iBonZai.com, Inc.
                        Statement of Stockholders' Equity
                                December 31, 2001

                                       Preferred Stock                   Common Stock
                                                                                                       Paid-In
                                                                                                                       Accumulated
                                    Stock           Amount           Stock            Amount           Capital           Deficit
                               ---------------  -------------   ---------------  ---------------   ---------------  ----------------

Balance, December 31, 1999            -         $      -           25,423,216      $    25,423        $ 1,838,111     $ (1,863,534)

Stock issued for Services at
$.001 Per Share                       -                -           21,346,317           21,346                  -                -

Shares Canceled for Services
Not Performed                         -                -          (20,684,317)         (20,684)                 -                -

Shares Canceled for Services
Not Performed                         -                -          (25,000,000)         (25,000)                 -                -

Shares Issued for Services at
$.001 Per Share                       -                -            3,653,683            3,654                  -                -

Shares Issued for Cash in
Relation to Private Placement
at $1.54 Per Share                    -                -              184,507              185            284,490                -

Loss for the Year Ended
December 31, 2000                     -                -                   -                 -                  -       (1,150,469)
                               ---------------  -------------    -----------      ---------------   ---------------  ---------------

Balance, December 31, 2000            -                -            4,923,406            4,924          2,122,601       (3,014,003)

Shares Issued for Services at
$.001 Per Share                       -                -              100,000              100                  -                 -

Shares Issued to Satisfy Debt
at $.24 Per Share                     -                -              273,093              273             66,227                 -

Shares Issued for Services at
$.001 Per Share                       -                -              107,998              108                  -                 -

Loss for the Period Ended
December 31, 2001                     -                -                    -                 -                 -          (128,772)
                               ---------------  -------------       -----------  ---------------    ---------------  ---------------

Balance, December 31, 2001            -         $      -            5,404,497      $      5,405       $ 2,188,828     $  (3,142,775)
                               ===============  =============       ===========  ==============     ===============  ===============

              The accompanying notes are an integral part of these
                             financial statements.

                                iBonZai.com, Inc.
                             Statement of Cash Flows
                        For the Years Ended December 31,


                                                               2001           2000
                                                            -----------   ------------

Cash Flows from Operating Activities
     Net Income (Loss)                                      $ (128,772)  $  (1,150,469)
     Adjustments to Reconcile Operating Income
       To Net Cash Provided by Operating Activities:
       Stock Issued/(Canceled) for Services                        208         (20,684)
     Changes in Current Assets and Liabilities:
       Increase (Decrease) in Accounts Payable                   5,305          40,828
       Increase (Decrease) in Interest Payable                  91,418               -
                                                            -----------   -------------

         Net Cash Provided (Used) by
         Operating Activities                                 (31,841)      (1,130,325)

Cash Flows from Investing Activities

       Net Cash Provided (Used) by
       Investing Activities                                         -               -
                                                            -----------   --------------

Cash Flows from Financing Activities:
     Proceeds from Line of Credit                                   -          45,500
     Proceeds from Short term Loans                            31,841         765,650
     Proceeds from Shareholder Loans                                -          20,000
     Proceeds from Issuance of Common Stock                         -         284,675
     Increase in Vehicle Loan                                       -          14,500
                                                            -----------   --------------

       Net Cash Provided (Used) from
       Financing Activities                                     31,841      1,130,325

       Increase (Decrease) in Cash                                   -              -
                                                            -----------   --------------

       Cash at Beginning of Period                                   -              -
                                                            -----------   --------------

       Cash at End of Period                                $        -     $        -
                                                            ===========  =================

Noncash transactions:
     Convert Debentures into Common Stock                   $   66,500     $        -
     Stock for Services                                     $      208     $  (20,684)



              The accompanying notes are an integral part of these
                              financial statements.

                                    Continued
                                iBonZai.com, Inc.
                        Notes to the Financial Statements
                                December 31, 2001

NOTE #1 - Organization and History

iBonZai.com, Inc. ("the Company") was organized under the provisions of the state of Delaware on December 26, 1991 as Life Medical Technologies, Inc. From inception to December 31, 1995, the Company operated as a development stage company according to the provisions of SFAS 7, "Accounting and Reporting of Development Stage Enterprises". At December 31, 1999, the Company's financial statements consisted of no assets or liabilities, however, the Company had common stock issued in the amount of $25,424; additional paid in capital of $1,838,110; and an accumulated deficit of $(1,863,534).

Effective May 11, 2000, the Company acquired all of the equity of Virtual Market Solutions.com, Inc., a privately-held Nevada Corporation, doing business as iBonZai.com ("VMS"), by issuing 9,250,000 shares of common stock in a reverse merger acquisition. Following the merger the Company consisted of; $27,858 in current assets; $118,406 in net fixed assets; $741,208 in liabilities; $14,175 in common stock; $1,016,811 in additional paid-in capital and an accumulated deficit of $(1,625,930). In connection with the acquisition the Company assumed $886,603 in VMS debt and obligations.

Due to the precipitous change in the Internet industry following the U.S. market break in the end of the second quarter of 2000, VMS experienced substantial obstacles in developing its business as a provider of broadband backbone, billing services and technical support to internet service providers. As the general and Internet industry economic conditions continued to deteriorate during the first half of 2001, management suspended operations and laid off all its employees. Following the events of September 11, 2001, management determined that it was in the best interest of the Company to rescind the acquisition of VMS. Effective November 28, 2001, the Company rescinded the acquisition of VMS in an effort to complete a restructure of the Company's capital and shed itself of debt. The financial statements for the year ended December 31, 2001 refer to financial numbers at December 31, 2000 in which the financial information of VMS has been removed (except for any debt guaranteed or assumed by the Company). As part of the rescission, VMS retained all assets of the Company and the debt, as well as the accrued interest on the notes remaining with iBonzai.com, Inc. As such, 9,250,000 shares of the Company's common stock was rescinded, and the Company's additional paid-in capital, and accumulated deficit was returned to the books.

The financial statements reflect the position of the Company, as if, the acquisition of VMS did not take place, however, the assumption of the liabilities remains with the Company as part of the rescission agreement. Due to the assumption of the liabilities the expenses for the Company amounted to $129,320 and $1,150,594 for the years 2001 and 2000 respectively.

On January 10, 2002, the Company was merged into Ibonzai.com, Inc., a Nevada Corporation, for the purposes of changing corporate domicile. On January 15, 2002, the Company changed its name to China Global Development, Inc., and effected a 1 for 25 reverse stock split. Capitalization remained at 100,000,000 shares of common stock having a par value of $.001 per share and 10,000,000 shares of preferred stock having a par value of $.001 per share.

                                iBonZai.com, Inc.
                        Notes to the Financial Statements
                                December 31, 2001

NOTE #2 - Significant Accounting Policies

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
D.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of
     the related assets or the estimated lives of the assets.   Depreciation
     is computed on the straight line method for reporting purposes and for tax purposes.
E. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of
     assets  and  liabilities  and  disclosure  of  contingent   assets  and
     liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE #3 - Income Taxes

     The Company accounts for income taxes as related in Statement of Financial Standards No. 109 "Accounting for Income Taxes".

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2001 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $3,140,000 at December 31, 2001. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2001 and 2000 have been offset by valuation reserves of the same amount.

                                  Continued
                                iBonZai.com, Inc.
                        Notes to the Financial Statements
                                December 31, 2001

NOTE #4 - Going Concern

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is currently seeking equity funding through private placements to raise sufficient funds to satisfy current debt.

NOTE #5 - Net Earnings (Loss) Per Share

         Basic earnings (loss) per common share (BEPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings
(loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

         Common shares outstanding during the entire period.                       5,257,225

         Weighted average shares paid for, but not issued during the period.               -
                                                                               --------------

         Weighted average number of common shares used in basic EPS
              dilutive effect of options.                                          5,257,225
                                                                               --------------

         Weighted average number of common shares and dilutive potential
              common shares used in diluted EPS.                                   5,257,225
                                                                               ==============

NOTE #6 - Related Party Transactions

During 2001 and 2000, shareholders of the Company loaned the Company a total of $369,491. As stated in Note #1 of these financial statements, when the Agreements were rescinded, the Company assumed the amount noted above. The notes are unsecured, bear interest at a rate between 8% and 18%, and are due on demand. Total accrued interest to date on the notes is $76,824.

                                iBonZai.com, Inc.
                        Notes to the Financial Statements
                                December 31, 2001


NOTE #7 - Short Term Loans

The Company has the following short term loans.                        2001
                                                                   ------------

         Short term loan, dated October 23, 2000, plus
           interest, payable annually at $18%, due on demand.      $    100,000

         Short term loan, dated May 16, 2000, plus interest,
           payable annually at 8%, due on demand.                       250,000

         Short term loan, dated May 23, 2000, plus interest,
           payable annually at 8%, due on demand.                        10,000

         Short term loan, dated November 5, 2001, plus interest,
           payable annually at 8%, due on demand.                         1,500
                                                                   -------------

                Total Short Term Loans                             $    361,500
                                                                   =============

Accrued interest on this loan at December 31, 2001 is $55,422.

NOTE #8 - Subsequent Events

iBonzai.com, Inc., was incorporated on December 31, 2001, in the State of Nevada as a wholly owned subsidiary of iBonzai.com. On January 10, 2002, iBonzai.com, Inc., the Delaware corporate was merged into iBonzai.com, Inc., the Nevada corporation, with the Nevada corporation being the surviving entity. On January 15, 2002, iBonzai.com, Inc., changed its name to China Global Development, Inc., effected a 1 for 25 reverse stock split and subsequent to the reverse split reauthorized the capitalization of 100,000,000 shares of common stock with a par value of $.001 per share and 10,000,000 shares of preferred stock having a par value of $.001 per share. The new trading symbol of China Development, Inc., is "CGDP".

On January 18, 2002, the Company issued 20,000 shares of common stock in satisfaction of approximately $85,000 in payables at December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                China Global Development,  Inc.


                               By:/s/ Bao Hua Zheng
                                  -----------------------------
May 14, 2002                      Bao Hua Zheng
                                  President and Chief Executive Officer

                               By: /s/ Baldwin Yung
                                  ------------------------------
                                   Baldwin Yung
May 14, 2002                       Secretary / Treasurer and Chief Financial
                                   Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                  Title                                 Date

/s/ Bao Hua Zheng    Chairman of the Board of Director
------------------   President and Chief Executive Officer       May 14, 2002
Bao Hua Zheng

/s/ Yu Chen Zhang    Vice Chairman of the Board of Directors
------------------   Vice President and Chief Operating Officer  May 14, 2002
Yu Chen Zhang

/s/ Baldwin Yung     Secretary/Treasurer and Director
------------------   Chief Financial Officer                     May 14, 2002
Baldwin Yung