Form 10-Q
period 2002-03-31
CHINA GLOBAL DEVELOPMENT INC
filed 2002-06-24
CIK 846475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                           Commission File No. 0-27323


                         CHINA GLOBAL DEVELOPMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                          87-0403828
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



            Seventh District North, Chung-Ping Region, Beijing, China
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 86-10-697-56542
                            -------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of June 21, 2002, 47,106,248 shares of Common Stock of the issuer were outstanding.

                         CHINA GLOBAL DEVELOPMENT, INC.

                                      INDEX


                                                                            Page
                                                                          Number
  PART I - FINANCIAL INFORMATION

  Item 1.     Consolidated Financial Statements

              Consolidated Balance Sheets - March 31, 2002 and
              December 31, 2001                                                3

              Unaudited Consolidated Statements of Income - For the
              six months ended March 31, 2002 and 2001                         4

              Unaudited Consolidated Statements of Cash Flows-
              For the six months ended March 31, 2002 and 2001                 5

              Notes to Consolidated Financial Statements                       6

  Item 2.     Management Discussion and Analysis of Financial
              Condition and Results of Operations                            7-8

PART II -     OTHER INFORMATION

              Item 1. Legal Proceedings                                        9
              Item 2. Changes in Securities                                    9
              Item 3. Defaults Upon Service Securities                         9
              Item 4. Submission of Matters to a Vote of Securities
                      Holders                                                  9
              Item 5. Other Information                                        9
              Item 6. Exhibits and Reports on Form 8-K                         9

              Signatures                                                       9

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         CHINA GLOBAL DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and September 30, 2001


                                                       2002             2001
                                                     US('000)        US('000)

Cash and cash equivalents                            2,216             314
Accounts receivable, net                              5,114           3,923
Properties for Sale                                  18,288          18,280
Prepayments and other receivables, net                1,618           1,896
                                                     -------         ------
        Total current assets                         27,236          24,423

Deferred income tax                                     (40)             22
Due from owners                                         165             129
Due from director                                         0               0
Due from related company                              1,048             620
                                                     ------           -----

Total Assets                                         28,410          25,183
                                                    =======          ======

Short term bank loan                                  2,415           2,415
Deposits received on sale of properties                 348             366
Accounts payable                                      3,246           3,988
Income taxes payable                                    930             468
Other payables and accrued expenses                   2,797           3,329
Advance from a customer in relation to
construction contracts                                    0               0
Due to director                                          30              72
Due to owners                                         3,040           2,694
Due to an owner for project interest                  1,459           1,459
Due to related companies                                593           1,197
Deferred tax                                              0               0
                                                    -------          ------

TOTAL LIABILITIES                                    14,858          15,988

Minority Interest                                      693              460
Shareholders' Equity:

Common Stock, $.001 par value                           46               46
Additional Paid-in capital                          5,3891            1,766
Statutory reserves                                     652              359
Retained Earnings                                    6,772            6,564
                                                    ------           ------
Total shareholders' equity                          12,859            8,735
                                                    ------           ------

TOTAL LIABILITIES AND OWNERS' EQUITY                28,410           25,183
                                                    =======          ======

                         CHINA GLOBAL DEVELOPMENT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Stated in '000 United States Dollars)
                    Six Months Ended March 31, 2001 and 2002



                                                                US ('000)
                                                        2002               2001
                                                        ----               ----

Revenue and other income

      Home sales                                  $    4,510           $    912
        Rental income from a related party                40                  0
        Other income                                     129                  0
                                                     --------            -------
      Total income                                     4,679                912
      Cost of home sales                              (3,015)              (620)
                                                     --------            -------
        Gross profit                                   1,664                292


      Selling, general and administrative               (516)               (82)


Income before income taxes                             1,148                210

Income taxes                                             378                 69
                                                     -------             -------

Net income before minority interest                $     770            $   141
Minority interest                                         38                  7
                                                     -------             -------
Net income                                               732                134
                                                     =======             =======
Net income per share                                    0.01           $   0.00
                                                     =======             =======

Weighted Average Shares Outstanding               46,043,061         45,141,750
                                                  ----------         -----------

                         CHINA GLOBAL DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in '000 United States Dollars)
             Statement of Cash Flows for the Six Months Ended March
                          31, 2002 and March 31, 2001


                                                                                US ('000)
                                                                       ----------------------------
                                                                         2002               2001
                                                                       ---------          ---------

Cash Flows from Operating Activities
Net Income                                                              $  732             $   134
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation                                                            27                   0
    Provision for doubtful debt
    Deferred income taxes                                                   61                   0
    Minority interest                                                       38                   7
Changes in operating assets and liabilities:
    Increase in accounts receivable                                     (1,191)             (1,268)
    Decrease/(increase) in properties hold for sales and development       708                   0
    Decrease/(increase) in prepayment and other receivable                 278                (124)
    Decrease/(increase) in amounts due from shareholders                   (36)                  0
    Increase in amounts due to shareholders                                346                   0
    Decrease/(increase) in amounts due from related companies             (429)                  0
    Decrease in amount due to related companies                           (604)                  0
    Increase in amount due to a director                                   (42)                  0
    Increase in accounts payable                                          (742)                851
    Increase/(decrease) in deposits received on sale of properties         (18)                  0
    Increase/(decrease) in income taxes payable                            425                 (37)
    Increase/(decrease) in other payables and accrued expense             (532)                 (1)
    Decrease in advance from a customer in relation to construction
    contracts                                                                0                   0
                                                                     ----------            ---------
Net cash used by operating activities                                     (979)               (438)

Cash Flows From Investing Activities
    Purchase of properties hold for long term purposes                    (742)                  0
                                                                     ----------            ---------
Net cash used in investing activities                                     (742)                  0

Cash flows From Financing Activities
    Principle from short term bank loan                                      0                   0
    Increase in paid-in capital                                          3,623                   0
    Paid back short term bank loan                                           0                   0
    Capital contribution                                                     0                   0
                                                                     ----------            ---------
Net cash provided by financing activities                                3,623                   0

Net increase/(decrease) in cash and cash equivalents                     1,901                (438)
Cash and cash equivalents at beginning of year                             314               1,022
                                                                     ----------            ---------
Cash and cash equivalents at end of year                                 2,216                 584

Supplemental data Cash paid during the year for:
    Interest                                                               221                   0
    Income taxes                                                           100                   2
Non cash transactions
    Contribution for properties by owner                                     0                   0

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

The unaudited condensed consolidated financial statements of China Global Development, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company Form 10-KSB for the fiscal year ended December 31, 2001.


Note 2 -- Foreign Currency Conversion

The Company financial information is presented in US dollars. Reminbi, the Company's functional currency, has been converted into US dollars at the exchange rate of 8.3 to 1.

Note 3 - Minority Interest

The minority interest represents the 5% interest in Beijing Baxian Real Estate Development Company Limited not owned by the Company's subsidiary, Rainbow Light Global Corporation.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from increased sales, and the business prospects or any other aspect of China Global Development, Inc., actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. China Global Development, Inc. has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

China Global Development, Inc. a Nevada corporation owns all of the issued and outstanding shares of Rainbow Light Global Corporation, a British Virgin Island's corporation. Rainbow Light Global Corporation owns 95% of the issued and outstanding shares of Beijing Baxian Real Estate Development Company, a real estate development and marketing company operating in the People's Republic of China.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles for interim financial information.

The Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2002

Revenues. Revenues for the three months ended March 31, 2002 increased by $3,767,000 or 413% to $4,679,000 from 912,000 for the corresponding period of the prior year. This increase reflected an increase of $3,598,000 or 394.5% in home sales, and the addition of rental income from a related party of $40,000 and in other income of $129,000. Other income is income from the sale of fixed assets. The increase in new homes sales in the current period resulted from having excess inventory for the period ended March 2002.

Cost of Income Sales. Cost of home sales for the six months ended March 31, 2002 increased by $2,395,000 or 386.3% to $3,015,000 from $620,000 for the corresponding period of the prior year. This increase resulted from the reduced level of home sales. The gross profit margin for the six months ended March 31, 2002 was 33.14% an increase of 113 basis points from the gross profit margin of 32.01% for the corresponding period of the prior year. The increase in gross profit margin resulted from construction efficiency as the construction process progressed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended March 31, 2002 increased by $434,000 or 529% to $516,000 from $82,000 for the corresponding period of the prior year. This increase resulted from an increase in sales which required more sales personnel, the addition of staff as the development expanded and the addition of overhead from the increased staff levels.

Income Taxes. Income taxes for the six months ended March 31, 2002 increased by $309,000 or 447.8% to 378,000 from 69,000 for the corresponding period of the prior year. This increase reflects the increased earnings of the Company. The statutory tax rate for the business operations in the People's Republic of China is 33%.

As a result of the foregoing, the net income for the six months ended March 31, 2002 increased by $629,000 or 446.1% to $770,000 from $141,000 for the corresponding period of the prior year. Net income per share increased by $.01 to $.01 from $0 for the six months ended March 31, 2001.

Liquidity and Capital Resources.

As of March 31, 2002, the Company had cash of $2,216,000 and working capital of $12,688,000. This compares with cash of $314,000 and working capital of $8,388,000.

Net cash used by operating activities for the six months ended March 31, 2002 increased by $541,000 to $979,000 from $438,000 for the corresponding period of the prior year. This increase resulted from net changes in current accounts which was partially offset by increased earnings, depreciation and deferred income taxes.

Net cash used in investing activities for the six months ended March 31, 2002 increased by $742,000 to $742,000 from $0 for the corresponding period of the prior year. All of the cash used in investing activities involved the purchase of properties held for long term investment.

Net cash provided by financing activities for the six months ended March 31, 2002 totaled $3,623,000 compared to $0 for the corresponding period of the prior year. All of the cash provided by financing activities for the current period resulted from the contribution of capital by the owners of the acquired company prior to the acquisition.

Because the Company's principal business is real estate development, its business operations are very capital intense. Although the Company currently has cash of $2,216,000, such amount is insufficient for it to begin its next project. Accordingly, the Company will be required to seek additional funding through the sale of its shares or bank financing without which the Company will have insufficient financing to execute its business plan for the next twelve months.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

To the best of management's knowledge, there are no legal proceedings or threatened legal proceedings against the Company.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On January 10,2002, the shareholders approved a change in the Company's state of incorporation from Delaware to Nevada, a reverse split of the Company's shares and change in the Company's name from Ibonzai.com, Inc. to China Global Development, Inc.

Item 5.  Other Information

On February 7, 2002, the Company's board of directors approved the acquisition of Rainbow Light Global Corporation for 15,000,000 shares of the Company's Common Stock.

Item 6. Exhibits and Reports on Form 8-K

     a) Form 8-K dated January 28, 2002 reporting a change in the Company's state of incorporation, the reverse split of its shares and the change of the Company's name.


     b) Form 8-K dated March 26, 2002 reporting a change in the Company's certifying accountants

                                    Signature


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                                 CHINA GLOBAL DEVELOPMENT, INC.

                                                /s/ Zheng Baohua
                                                ----------------------------
June 24, 2002                                       Zheng Baohua
                                                    Chief Executive Officer

June 24, 2002                                  /s/ Baldwin Yung
                                               -----------------------------
                                               Baldwin Yung
                                               Chief Financial Officer