Form 10QSB
period 2002-06-30
CHINA GLOBAL DEVELOPMENT INC
filed 2002-09-19
CIK 846475

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________.

                          Commission File No. 0-27323


                             CHINA GLOBAL DEVELOPMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                            87-0403828
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                    4766 Holladay Blvd., Holladay, Utah 84117
                    -----------------------------------------
                    (Address of principal executive offices)

                                  801-273-9300
                            -------------------------
                           (Issuer's telephone number)

            Seventh District North, Chung Ping Region, Beijing, China
            ---------------------------------------------------------
                                (Former address)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

     As of September 18, 2002, 47,106,248 shares of Common Stock of the issuer were outstanding.

                             CHINA GLOBAL DEVELOPMENT, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                        --------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - June 30, 2002 and
           December 31, 2001                                                   3

           Unaudited Statements of Income - For the
           six months ended June 30, 2002 and 2001                             4

           Unaudited Statements of Cash Flows-
           For the six months ended June 30, 2002 and 2001                     5

           Notes to Consolidated Financial Statements                          6

  Item 2.  Management Discussion and Analysis of Financial
           Condition and Results of Operations                               7-8

PART II -  OTHER INFORMATION

           Item 1. Legal Proceedings                                           9
           Item 2. Changes in Securities                                       9
           Item 3. Defaults Upon Service Securities                            9
           Item 4. Submission of Matters to a Vote of Securities Holders       9
           Item 5. Other Information                                           9
           Item 6. Exhibits and Reports on Form 8-K                           10

           Signatures                                                         10

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 301, 2001 and the results of its operations and changes in its financial position from December 31, 2001 through June 30, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                         CHINA GLOBAL DEVELOPMENT, INC.
                                 BALANCE SHEETS

                                                        Assets
                                          June 30, 2002      December 31, 2001
                                          -------------      -----------------
                                                 $    -                 $    -
Total Assets
                                          Liabilities and Stockholders' Equity

Current liabilities                            $ 39,206                $ 5,305
  Accounts Payable                                    -                 45,500
  Line of Credit                                      -                132,246
  Interest Payable                                    -                730,991
  Short-term Loans                                    -                 20,000
                                                  ------               -------
  Shareholder Loans                              39,206                934,042
     Total Current Liabilities
Long Term Liabilities:
  Vehicle Loan                                      $ -               $ 14,500
    Total Long Term Liabilities                       -                 14,500
    Total Liabilities                            39,206                948,542
                                                 ------                -------
Stockholders' Equity
  Preferred Stock; 5,000,000 as of
  December 31, 2001 and 10,000,000
  as of June 30, 2002 authorized
  at $.001 par value;
  No shares issued and outstanding                    -                      -
Common stock, $.001 par value; 50,000,000
 shares authorized as of December 31,
 2001 and 100,000,000 Shares authorized
 as of June 30, 2002 5,404,497 and
  47,106,248 shares issued
  and outstanding respectively                   47,106                      -
Additional paid in capital                    3,095,669              2,188,828
Accumulated Deficit                          (3,181,981)            (3,142,775)
                                            -----------            -----------
  Total stockholders' equity                    (39,206)              (948,542)
                                            -----------            -----------
  Total liabilities and equity              $         -              $       -
                                            ===========            ===========

                         CHINA GLOBAL DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                 Three Months Ended June 30      Six Months Ended June 30    Since Inception
                                    2002            2001           2002           2001
                                    ----            ----           ----           ----

Sales                                  -               -              -              -          404,898
Cost of Goods Sold                     -               -              -              -          258,533
                                       -               -              -              -          -------
Gross Profit                           -               -              -              -          146,365
General and Administrative        21,268           4,071         39,206         49,071        1,777,452
Depreciation & Amortization            -           3,405              -          6,810           17,026
                                       -           -----              -          -----           ------
Total Expenses                    21,268           7,476         39,206         55,881        1,784,478
Net Operating Income (loss)     (21,268)         (7,476)       (39,206)       (55,881)        1,638,113
Other Revenue (expense)
  Interest                             -        (12,325)              -       (20,725)         (38,693)
                                       -        --------              -       --------         --------
Net Income                        21,268        (19,801)         39,206       (76,606)        1,676,806
                                  ======        ========         ======       ========        =========
Net Loss Per Share                   .00             .00            .00            .00
                                     ===             ===            ===            ===
Average Shares Outstanding    47,106,248      14,282,997     47,106,248     14,282,997
                              ==========      ==========     ==========     ==========

                         CHINA GLOBAL DEVELOPMENT, INC.
                            STATEMENTS OF CASH FLOWS


                                                              Six Months Ended
                                                  June 30, 2002           June 30, 2001
                                                  -------------           -------------


Cash Flows From Operating Activities
  Net income (loss)                                ($ 39,206)               (76,606)
  Adjustments to reconcile net
  Income to net cash provided by operating
  activities:
  Depreciation                                              -                 6,810
  Shares for services                                                           108

Changes in current assets and liabilities
  Increase in inventory                                     -
  Increase in accounts payable                         33,901
  Decrease in interest payable                      (132,2460
  Increase in accrued expenses                              -                65,725
  Decrease in line of credit                         (45,500)
  Decrease in short term loan                       (730,991)
  Decrease in shareholder loans                      (20,000)
  Decrease in long term loans                        (14,500)
  Net cash provided (used in) operating
  Activities                                          948,542                 3,963

Cash Flow From Investing Activities                         -                     -

Cash Flow From Financing Activities

Issuance of Shares for Assumption of corporate
liabilities
                                                      948,542                 3,963

Total Cash Provided from Financing Activities         948,542                 3,963

Net increase in cash                                        0                     0

Cash - Beginning of Period                                  0                     0

Cash - End of Period                                        0                     0

                          NOTES TO FINANCIAL STATEMENTS

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

Note 2 - Nullification of the Acquisition of Rainbow Light Global Corporation, Inc. acquisition

In August 2002, the Board of directors voted to rescind the acquisition of Rainbow Light Global Corporation, and in September 2002, the Shareholders will ratify this decision. Because of this recission, the financial statements of the Company are presented as if this transaction never occurred.

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

On February 7, 2002, the Company acquired all of the issued and outstanding shares of Rainbow Light Global Corporation, a British Virgin Islands Corporation ("Rainbow"). Rainbow is the owner of 95% of the shares of Beijing Baxian Real Estate Development Company Limited, a People's Republic of China corporation engaged in the property development and construction industries in the People's Republic of China.

In August 2002, the Board of Directors voted to rescind the acquisition of Rainbow Light Global Corporation (Rainbow). It is anticipated that the shareholders will ratify this decision at the shareholder meeting on September 27, 2002. Because of this recission, the financial information contained herein does not reflect any information for Rainbow.

Forward Looking Statements

Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from increased sales, and the business prospects or any other aspect of China Global Development, Inc., actual results and business performance may differ materially from the projected or estimated in such forward-looking statements. China Global Development, Inc. has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and resultes to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

Results of Operation

For the six months ended June 30, 2002 and 2001, respectively, the Company had no revenues.

For the six months ended June 30, 2002, the Company incurred general and administrative fees of $39,206, principally professional fees. This represents a decline of $9,865 or 20.1% from the six months period ended June 30, 2001 when such expenses totaled $49,071. Although professional fees were greater for the current period, the expenses from the corresponding period of 2001 were greater because the Company was shutting down its ISP operations.

For the six months ended June 30, 2002, the Company had no depreciation or amortization expenses as all of its fixed assets had been exchanged. This compares with depreciation and amortization expense of $6,810 for the corresponding period of the prior year.

For the six months ended June 30,2002, the Company had no interest expense. This compares with interest expense of $20,725 for the corresponding period of the prior year when the Company had both bank and shareholder loans.

As a result of the foregoing, the net operating loss of the Company decreased to $39,206 for the six months ended June 30, 2002 from $76,606 for the corresponding period of the prior year.

Liquidity and Capital Resources

As of June 30, 2002, the Company had no cash and a deficit in working capital of $39,206. This compares with no cash and a deficit in working capital of $934,042 as of June 30, 2001.

Net cash used in operating activities for the six months ended June 30, 2002 increased by $944,579 to $948,542 from $3,963 for the corresponding period of the prior year. This increase resulted from net changes in the current accounts which was partially offset by a reduced net operating loss.

There were no investing activities in either the six months ended June 30, 2002 or June 30, 2001.

Net cash provided by financing activities increased by $944,579 for the six months ended June 30, 2002 from $3,963 for the corresponding period of the prior year. All of the increase resulted from the issuance of shares in exchange for an assumption of the Company's liabilities.

The Company has no plans for any capital expenditures. The sole activity of the Company is to find an operating company to acquire or with which to merge. Until such time, the Company will be completely dependent on the sale of its shares or loans from shareholders, without which the Company will be unable to continue.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

To the best of management's knowledge, there are no legal proceedings or threatened legal proceedings against the Company.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On January 10,2002, the shareholders approved a change in the Company's state of incorporation from Delaware to Nevada, a reverse split of the Company's shares and change in the Company's name from Ibonzai.com, Inc. to China Global Development, Inc. On Septembber 21, 2002, the shareholders will vote to ratify the Board of Director decision to rescind the acquisition of Rainbow Light Global Corporation.

Item 5.  Other Information

On February 7, 2002, the Company's board of directors approved the acquisition of Rainbow Light Global Corporation for 15,000,000 shares of the Company's Common Stock.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

     1. 99.1 Certification of the Chief Executive Officer and the Chief Financial Officer

Reports on Form 8-K

     a) Form 8-K dated January 28, 2002 reporting a change in the Company's state of incorporation, the reverse split of its shares and the change of the Company's name.

     b) Form 8-K dated February 2, 2002 reporting the acquisition of Rainbow Light Global Corporation.

     c) Form 8-K dated March 26, 2002 reporting a change in the Company's certifying accountants

                                    Signature


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                        CHINA GLOBAL DEVELOPMENT, INC.

                                        /s/  Zheng Baohua
                                        -------------------------------------
September 19, 2002                      Zheng Baohua
                                        Chief Executive Officer

September 19, 2002                      /s/ Baldwin Yung
                                        -------------------------------------
                                        Baldwin Yung
                                        Chief Financial Officer