Form 10KSB
period 2002-09-30
CHINA GLOBAL DEVELOPMENT INC
filed 2003-01-15
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE      ACT OF 1934

For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 33-26787-D

ARIZONA VENTURES, Inc.

(Exact name of Registrant as specified in its charter)

                                            NEVADA                                                  87-0403828
                               (State or other jurisdiction of                                      (IRS Employer
                                 incorporation or organization)                                    Identification No.)

4766 South Holladay Boulevard, Holladay, Utah 84117

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 273.9300

Securities registered pursuant to Section 12(b) of the Act:NONE
Securities registered pursuant to Section 12(g) of the Act:NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended September 30, 2002: $0.

As of January 14, 2003 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of January 14, 2003 the number of shares outstanding of the Registrant's Common Stock was 20,373,624. ..

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Arizona Ventures, Inc. formerly China Global Development, Inc.; formerly iBonzai.com,Inc.; (the "Company"). The Company initially was organized on December 26, 1991 as a Delaware corporation under the name of Life Medical Technologies, Inc. which focused in the business of bringing new medical product technology to the health care market place. In 1995, the Company cut back its operations and eliminated most staffing. From 1996 to 1999, the Company maintained a skeleton crew to maintain and ship existing orders. By mid 1997, all employees were laid off. By 1999, all remaining assets were distributed to its wholly owned subsidiary (see below) and sold off to two of its former employees.

By 1999, all subsidiaries were either sold off or allowed to lapse into nonexistence. As of December 31, 1999, only the parent corporation, Life Medical Technologies,Inc. remained. In approximately March of 2000, the Company changed its name from Life Medical Technologies, Inc. to I-SIM International Corporation. Subsequently, the Company changed its name back to Life Medical Technologies, Inc.

 In May  2000,  the  Company  acquired  all the of equity of  Virtual  Market Solutions.com,  Inc. (VMS), a  privately-held
Nevada  corporation  doing  business as iBonZai.com  ("iBonzai").   As  a  result  of  the  acquisition,  iBonZai  became  a  wholly-owned subsidiary of the Company.  Due to the change in the Internet industry following the U.S.  market break in the spring of 2000, VMS experienced substantial  obstacles  in  developing  its  business as a provider of broadband backbone,  billing services and technical
support to Internet service providers.  As  the  general  and  Internet  industry and   economic   conditions   continued  to deteriorate
during the first half of 2001,  management  suspended operations and laid  off all its  employees.  Following  the  events  of  September
11,  2001, management determined that it was in the best interest of the Company to rescind the acquisition of VMS.  Effective
November 28, 2001, the Company rescinded the acquisition  of VMS in an effort  to  complete  a  restructure  of the  Company's capital and shed itself of debt.  The  financial  statements  for the year ended December 31, 2001 refer to  financial  numbers at December 31,
2000 in which the financial information of VMS has been removed (except for any debt guaranteed or assumed by the Company).  As part of the rescission,  VMS retained all assets of the Company and the associated debt. As such,  9,250,000 shares of the Company's common stock was rescinded,  and the Company's  additional  paid-in capital,  and accumulated deficit was returned to the books.

 The financial  statements  reflect  the  position  of the  Company  as if the acquisition  of  VMS  did  not  take  place, however,  the  assumption  of certain liabilities remains with the Company as part of the rescission agreement. Due to the  assumption of the  liabilities,  the expenses  for the Company  amounted to $129,320 and $1,150,594 for the years 2001 and 2000 respectively.

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

On May 14, 2002, the Company acquired all of the issued and outstanding shares of Rainbow Light Global Corporation, a British Virgin Islands Corporation ("Rainbow"). Due to renewed deteriorations in the U.S. financial equity markets, the Company was unable to raise any capital to fund its new acquisition. Consequently, the Company rescinded the acquisition of Rainbow and canceled all shares issued for that acquisition. The Company is currently searching for a new business opportunity to acquire or merge with.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its corporate presence from the office of the Company's legal counsel and pays no rent or expenses.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceedings against it, and is not engaged in any legal proceedings against any party. The possibility exists that litigation may arise from the Company's default on a building lease which the Company has not occupied since 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

In January 2002, a majority of the Company's shareholders consented to the Company merging with a Nevada subsidiary for the purpose of changing domicile, changing its name to China Global Development, Inc. and a reverse split of 25:1 of the Company's common stock.

In September 2002, a majority of the Company's shareholders ratified the rescission of Rainbow Light Global Corporation and cancellation of 45 million shares issued in connection with the acquisition.

In October 2002,a majority of the shareholders consented to a 1 to 10 reverse split and a change of name to Arizona Ventures, Inc. effective November 14, 2002.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company currently has issued and outstanding 20,373,624 shares of common stock owned by approximately 199 shareholders of record. During the preceding two fiscal years the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and financial condition and other relevant factors. A history of the stock price of the Company is as follows:

Period	High	Low
2000
1st Quarter	$0	$0
2nd Quarter	7.25	4.38
3rd Quarter	6.25	2.38
4th Quarter	4.13	0.88

2001
1st Quarter	$.21	$.17
2nd Quarter	.04	.03
3rd Quarter	.04	.03
4th Quarter	.03	.02

2002
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

The Company has been researching the historical stock quotes under this symbol and has been unable to obtain the historical information.

The foregoing quotes do not reflect the 1:25 reverse split effected on January 15, 2002 or the 1:10 reverse split effected on November 14, 2002. The Company's shares currently trade on the OTC:BB under the symbol ARZV.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Effective September 27, 2002, the Company rescinded the acquisition of Rainbow. Therefore, the financial statements reflect the position of the Company as if the acquisition of Rainbow did not take place.

The Company reported no revenues for either the year ended September 30, 2002 or the year ended December 31, 2001. The absence of revenues were a result of the rescission of the acquisition of Rainbow. Because of the rescinding of the acquisition of Rainbow, the financial statements for the year ended September 30, 2002 refer to financial information at December 31, 2001 where the financial information of Rainbow has been removed (except for any debt guaranteed or assigned by the Company).

As a result of the foregoing, total stockholders equity for the year ended September 30, 2002 was $961,219, as compared to $958,365 at December 31, 2001. The Company has no operating capital for future operations.

Liquidity and Capital Resources

As of September 30, 2002 and December 31, 2001, the Company had no cash, current assets or assets of any kind, but had liabilities $958,365 as of December 31, 2001 and $961,219 as of September 30, 2002.

The Company has no assets and is currently in the process of looking for business opportunities to merge with or acquire. During the next twelve months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. In the past, the Company has funded its operations from the sale of its products, the sale of common stock and loans from various sources. With the recission of the Rainbow acquisition, the Company no longer had any business operations. The Company is currently searching for a business opportunity to acquire or merge. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operations

The Company reported a net loss of $94,752 for the year ended September 30, 2002, compared to a loss of $138,595 for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report.

Independent Auditors' Report

Balance Sheets as of September 30, 2002.

Statements of Operations for the years ended September 30, 2002 and September 30, 2001.

Statement of Stockholders' Equity for the period from January 1, 2001 to September 30, 2002.

Statement of Cash Flows for the years ended September 30, 2002 and September 30, 2001.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Arizona Ventures, Inc.

(Formerly China Global Development, Inc.)
Financial Statements
September 30, 2002

and
December 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Arizona Ventures, Inc.
(Formerly China Global Development, Inc.)

We have audited the accompanying balance sheet of Arizona Ventures, Inc., (a Delaware Corporation) as of September 30, 2002 and December 31, 2001, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Ventures, Inc., at September 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming that Arizona Ventures, Inc., will continue as a going concern. As discussed in Note #4 to the financial statements, Arizona Ventures, Inc., has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bierwolf, Nilson & Associates
Salt Lake City, UT
January 9, 2003

Arizona Ventures, Inc.
(Formerly China Global Development, Inc.)
Balance Sheet

                                                                             September 30,               December 31,
                                                                                   2002                              2001

Assets

Total Assets                                                                $ -                                $ -

Liabilities and Stockholders' Equity

Current Liabilities:

Accounts Payable                                                     $ 4,025                            $ 5,305

Line of Credit                                                                 -                                   45,500

Interest Payable                                                              -                                 132,974

Short-term Loans                                                     461,229                            361,500

Shareholder Loans                                                    495,965                            398,586

Total Current Liabilities                                             961,219                             943,865

Long Term Liabilities:

Vehicle Loan                                                                -                                     14,500

Total Long Term Liabilities                                            -                                    14,500

Total Liabilities                                                          961,219                          958,365

Stockholders's Equity:
Preferred Stock; 10,000,000 Shares
Authorized at $.001 Par Value;
No Shares Issued and Outstanding                                 -                                     -
Common Stock, 100,000,000 Shares
Authorized at $.001 Par Value;
373,681 and 21,618 Shares Issued and
Outstanding Respectively                                                373                                  21
Additional Paid in Capital                                      2,285,758                      2,194,212
Accumulated Deficit                                             (3,247,350)                   (3,152,598)

Total Stockholders' Equity                                     (961,219)                        (958,365)

Total Liabilities and Equity                                           $ -                                $ -

Arizona Ventures, Inc.
(Formerly China Global Development, Inc.)
Statement of Operations
For the Years Ended September 30, 2002 and December 31, 2001

                                                                               September 30,         December 31,
                                                                                  2002                           2001

Revenues                                                                      $ -                             $ -

Operating Expenses

General & Administrative                                            22,720                         46,449

Total Operating Expenses                                            22,720                        46,449

Operating Income (Loss)                                           (22,720)                      (46,449)

Other Income (Expense)

Interest (Expense)                                                    (72,032)                      (92,146)

Total Other (Expense)                                              (72,032)                     (92,146)

Net (Loss)                                                            $ (94,752)                $ (138,595)

Basic and Diluted Income
(Loss) per Share                                                       $ (0.70)                      $ (6.59)

Weighted Average Common Shares                         135,029                       21,029

Arizona Ventures, Inc.
(Formerly China Global Development, Inc.)
Statement of Stockholders' Equity
From January 1, 2001 to September 30, 2002

                                                                                                                Preferred Stock Common Stock Paid-In Accumulated
                                                               Stock    Amount     Stock   Amount   Capital   Deficit

Balance, January 1, 2001                              - $ - 19,694 $ 20 $ 2,127,505 $ (3,014,003)

Shares Issued for Services at
 $.001 per Share                                        -     -     400     -   100    -

Shares Issued to Satisfy
Debt at $.24 per Share                              -     -     1,092    1 66,499 -

Shares Issued for Services
at $.001 per Share                                     -      -     432           -       108      -

Loss for the Period Ended
December 31, 2001                                    -          -         -          -  -     (138,595)

Balance, December 31, 2001                        - - 21,618 21 2,194,212 (3,152,598)

Acquisition of Rainbow

Global                                                                      - - 4,500,000 4,500 40,500 -

Shares Issued to Satisfy
Debt at $.01 Per Share                                                      - - 150,000 150 9,748 -

Shares Issued to Satisfy
Debt at $4.00 Per Share                                                        - - 2,000 2 79,998 -

Recission of Purchase
Agreement of Rainbow Global                                 - - (4,500,000) (4,500) (40,500) -

Shares Issued for Services
at $.001 Per Share                                                            - - 200,000 200 1,800 -

Rounding of Shares Due to
Reverse Stock Split                                                                - - 63 - - -

Loss for the Year Ended
September 30, 2002                                                                    - - - - - (94,752)

Balance, September 30, 2002                       - $ - 373,681 $ 373 $ ` 2,285,758 $ (3,247,350)

Arizona Ventures, Inc.

(Formerly China Global Development, Inc.)
Statement of Cash Flows
For the Years Ended September 30, 2002 and December 31, 2001

                                                                                                               2002              2001

Cash Flows from Operating Activities
Net Income (Loss)                                                                          $ (94,752)          $ (138,595)

Adjustments to Reconcile Operating Income
To Net Cash Provided by Operating Activities:
Stock Issued/(Canceled) for Services                                                  2,000                        208

Changes in Current Assets and Liabilities:
Increase (Decrease) in Accounts Payable                                            (1,280)                    5,305

Increase (Decrease) in Interest Payable                                            (132,246)                  92,146

Net Cash Provided (Used) by
Operating Activities                                                                          (226,278)                (40,936)

Cash Flows from Investing Activities                                                     -                                    -

Net Cash Provided (Used) by Investing Activities                                    -                                -

Cash Flows from Financing Activities:

Increase in Short Term Loans                                                           99,729                         40,936

Increase in Shareholder Loans                                                        126,549                              -

Net Cash Provided (Used) from Financing Activities                       226,278                        40,936

Increase (Decrease) in Cash                                                                   -                                 -

Cash at Beginning of Period                                                                    -                                  -

Cash at End of Period                                                                          $ -                               $ -

Supplemental Disclosure

Convert Debentures into Common Stock                                        $ 9,095                   $ 66,500

Stock for Services                                                                             2,000                          208

Arizona Ventures, Inc.

(Formerly China Global Development, Inc.)
Notes to the Financial Statements
September 30, 2002

NOTE 1 - Organization and History

Arizona Ventures, Inc. ("the Company") was organized under the provisions of the state of Delaware on December 26, 1991 as Life Medical Technologies, Inc. From inception to December 31, 1995, the Company operated as a development stage company according to the provisions of SFAS 7, "Accounting and Reporting of Development Stage Enterprises". At December 31, 1999, the Company's financial statements consisted of no assets or liabilities, however, the Company had common stock issued in the amount of $25,424; additional paid in capital of $1,838,110; and an accumulated deficit of $(1,863,534).

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

On November 14, 2002, the Company changed its name to Arizona Ventures, Inc., and effected a 1 for 10 reverse stock split. Capitalization remained at 100,000,000 shares of common stock with a par value of $.001 per share and 10,000,000 shares of preferred stock with a par value of $.001 per share.

Arizona Ventures, Inc.

(Formerly China Global Development, Inc.)
Notes to the Financial Statements
September 30, 2002

NOTE 2 - Significant Accounting Policies

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

NOTE 3 - Income Taxes

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of over $3,200,000 at September 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2002 and December 31, 2001 have been offset by valuation reserves of the same amount.

Arizona Ventures, Inc.

(Formerly China Global Development, Inc.)
Notes to the Financial Statements
September 30, 2002

NOTE 4 - Going Concern

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

NOTE 5 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period. 135,029

Weighted average shares paid for, but not issued during the period. -

Weighted average number of common shares used in basic EPS dilutive effect of options. 135,029

Weighted average number of common shares and dilutive potential common shares used in diluted EPS. 135,029

NOTE 6 - Related Party Transactions

During the periods ending September 30, 2002 and December 31, 2001, shareholders of the Company loaned the Company a total of $376,491. The notes are unsecured, bear interest at rates between 8% and 18%, and are due on demand. On September 30, 2002, new promissory notes were signed which included accrued interest as part of the principal balances of the notes at that date. Accordingly, accrued interest of $119,474 was reclassified as part of the principal balance of the notes.

Arizona Ventures, Inc.

(Formerly China Global Development, Inc.)
Notes to the Financial Statements
September 30, 2002

NOTE 7 - Short Term Loans

Effective September 30, 2002, all of the Company's short term loans were renegotiated to include accrued interest, at that date, as part of the principal balance. Accordingly, $84,729 of accrued interest has been reclassified as principal.

The Company has the following short term loans;                        2002              2001

Short term loan, dated September 30, 2002, plus interest,
payable annually at $18%, due on demand.                              $ 135,050 $ 100,000

Short term loan, dated September 30, 2002, plus interest,
payable annually at 8%, due on demand.                                      297,680   250,000

Short term loan, dated September 30, 2002, plus interest,
payable annually at 8%, due on demand.                                       11,890      10,000

Short term loan, dated September 30, 2002, plus interest,
payable annually at 8%, due on demand.                                        1,609        1,500

Short term loan, dated September 30, 2002, plus interest,
payable annually at 8%, due on demand.                                      15,000              -

Total Short Term Loans                                                         $ 461,229   $ 361,500

Accrued interest on these loans at September 30, 2002 and December 31, 2001 was $-0- and $55,422, respectively.

NOTE 8 - Stockholders' Equity

During the period ended September 30, 2002, the Company issued 4,500,000 post split shares of common stock in exchange for all of the outstanding common shares of Rainbow Light Global Corporation. The shares were issued at par value for the acquisition. During June 2002, the acquisition of Rainbow Light Global Corporation was rescinded and the common shares returned and cancelled.

During the year, the Company issued 152,000 post split shares in satisfaction of notes payable. Additional paid-in capital has been increased by $89,746, representing the excess of the value of the payable over the par value of the common stock.

On September 27, 2002, the Company issued 200,000 post split shares at par value for services provided by the President of the Company in locating business investors.

Arizona Ventures, Inc.

(Formerly China Global Development, Inc.)
Notes to the Financial Statements
September 30, 2002

NOTE 9 - Prior Period Adjustment

The accompanying financial statements for December 31, 2001 have been restated to correct an error related to an unrecorded note payable and related accrued interest. During the period September 30, 2002, the note was converted to 150,000 post split shares of the Company's common stock.

The effect of this restatement for September 30, 2002 and December 31, 2001 is as follows:

                                                                         September 30, 2002                     December 31, 2001
                                                                        As Previously     As                     As Previously As
                                                                         Reported           Restated                  Reported   Restated

Balance Sheet: Notes Payable                         $ 495,965          $ 495,965               $ 389,491  $ 398,586

Interest Payable                                                       -                          -                       132,246    132,974

Accumulated Deficit                                       (3,247,350)            (3,247,350)        (3,142,775) (3,152,598)

Statement of Operations:
General & Administrative

Expenses                                                            22,720                  22,720                 37,354     46,449

Interest Expense                                                 72,032                 72,032                   91,418    92,146

Net earnings (Loss)                                          (97,752)                (94,752)              (128,772) (138,595)

Net earnings (Loss) per common
and common equivalent share
Basic                                                                      (.70)                    (.70)                       (6.12)   (6.59)

Diluted                                                                     (.70)                  (.70)                        (6.12)   (6.59)

Accumulated deficit as of January 1, 2002 has been increased by $9,823 for the effects of the restatement on prior years.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As a result of the recission of Rainbow Light Global Corporation the former officers and directors Bao Hua Zheng, Yu Chen Zhang, and Baldwin Yung resigned and were replaced by Paul Beatty as sole officer and director.

The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers   Age                  Director              Position with
 Name                                         (2002)               Since                  Company

Paul F. Beatty
President, CEO and Director
4766 South Holladay Boulevard
Holladay, Utah 84117

Paul F. Beatty, age 60, has been employed as the in-house accountant for Tri-State Motors in Cedar City, Utah since approximately 1966. He graduated with an associates degree in accounting from Souther Utah University in Cedar City, Utah. He has served 12 years as mayor of New Harmony, Utah. Prior to that, he was on the City Council for 14 years. He volunteered 11 years for Search and Rescue, serving as the commander and captain of that unit.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors.

During the year 2002, Paul F. Beatty, President and sole director was issued 2,000,000 pre reverse split shares of common stock valued at $2000 for past services rendered on behalf of the Company.

Employment Agreements and Other Compensation Arrangements

None.

Compensation of Non-Employee Directors

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                  Amount and Nature
     Name and Address                               Of Beneficial                                                Percent of
     of Beneficial Owner                             Ownership                                                    Class

Paul F. Beatty                                20,200,000                                   Common 99%
4766 Holladay Blvd
Holladay City, UT 84117

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year 2002, Paul F. Beatty, President and sole director was issued 2,000,000 pre reverse split shares of common stock for past services rendered on behalf of the Company.

Subsequent to year end, 20,000,000 post split shares of common stock were issued to Paul Beatty, for services rendered on behalf of the Company.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b) The Company filed the following reports on form 8-K.

 (1)  On January 31, 2002 reporting a change in the state of  incorporation, a reverse split of the company's shares and a change in management.

 (2)  On April 2, 2002 reporting a change in certifying accountants.

 (3)   Other events change in fiscal year end, acquisition of Rainbow Light Global Corporation, pro forma statements and exhibits filed July 12, 2002.

(3) Changes in control of registrant filed October 29, 2002.

(4) Other events effecting a 1 to 10 reverse split filed November 14, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arizona Ventures, Inc.

By: Paul F. Beatty

/s/ Paul F. Beatty
Dated: January 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                                            DATE

/s/ Paul F. Beatty              President and Director (Principal
                                         Executive and Financial Officer)                     January 14, 2003

SECTION 302 CERTIFICATION

 i, Paul F. Beatty, certify that:

1. I have reviewed this annual report on Form 10-KSB of Arizona Ventures, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14 , 2003 /s/
Paul F. Beatty
Chief Executive Officer And Principle Accounting Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arizona Ventures, Inc., on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Paul F. Beatty, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C  1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 14 , 2003
Paul F. Beatty, Chief Executive Officer
And Principle Accounting Officer