Form 10QSB
period 2002-12-31
ARIZONA VENTURES INC
filed 2003-02-20
CIK 846475

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2002

Commission File Number: 33-26787-D

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

4685 South Highland Dr., Suite 202A; Holladay, UT 84117
(Address of principal executive offices)

Registrant's telephone number including area code: (801) 424-3555

4766 Holladay Blvd.; Holladay, UT 84117
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

20,373,624
Number of shares of common stock the registrant had
outstanding as of February 10 , 2003)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2002 and the results of its operations and changes in its financial position from September 30, 2001 through December 31, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Arizona Ventures, Inc.

Balance Sheet

Assets
	December 31, 2002	September 30, 2002
Assets	$ -	$ -
Total Current Assets	$ -	$ -

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 4,516	$ 4,025
Interest Payable	29,406	-
Short-Term Loans	461,229	461,229
Shareholder Loans	495,965	495,965
Total Liabilities	991,116	961,219
Stockholders' Equity (Deficit)
Preferred Stock, 10,000,000 Shares Authorized at $.001 Par Value; No Shares Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized at $.001 Par Value; 20,373,624 and 21,618 Shares Issued and Outstanding Respectively	20,373	373
Additional Paid In Capital	2,285,758	2,285,758
Accumulated Deficit	(3,297,247)	(3,247,350
Total Stockholders' Equity (Deficit)	(991,116)	(961,219)
Total Liabilities & Stockholders' Equity (Deficit)	$ -	$ -

Arizona Ventures, Inc.
Statements of Operations
Unaudited

	For The Three Months Ended
	December 31, 2002	December 31, 2001
Revenue	$ -	$ -
Expenses
General & Administrative	20,492	37,354
Total Operating Expenses	20,492	37,354
Net Income (Loss)	(20,492)	(37,354)
Other Income (Expenses)
Interest (Expense)	(29,405)	(91,418)
Total Other Income (Expenses)	(29,405)	(91,418)
Net Income (Loss) - Before Taxes	(49,897)	(128,772)
Taxes	-	-
Net Income (Loss)	$ (49,897)	$ (128,772)
Loss per Common Share	$ (0.01)	$ (0.02)
Weighted Average Outstanding Shares	10,373,681	5,257,225

Arizona Ventures, Inc.
Statements of Cash Flows
Unaudited

	December 31, 2002	December 31, 2001
Cash Flows from Operating Activities
Net Income (Loss)	$ (49,897)	$(128,772)
Changes in Operating Assets & Liabilities;
Stock Issued for Services	20,000	208
Increase (Decrease) in Accounts Payable	492	5,305
Increase (Decrease) in Interest Payable	29,405	91,418

Net Cash (Used) by Operating Activities	-	(31,841)

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from Notes Payable	-	31,841
Net Cash Provided by Financing Activities	-	31,841
Increase (Decrease) in Cash	-	-
Cash, Beginning of Year	-	-
Cash, End of Year	$ -	$ -
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Arizona Ventures, Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended December 31, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2002. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Company has no assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. In the past, the company has funded its operations from the sale of its products, the sale of common stock and loans from various sources. With the recission of the Rainbow acquisition, the Company no longer has any business operations. The Company is currently searching for a business opportunity to acquire or merger. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation. The Company reported a net loss of $49,897 and $ 0 for the quarters ended December 31, 2002, and December 31, 2001, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

None

Item 3. Defaults Upon Senior Securities

 None

Item 4. Submission of Matters to a Vote of Security Holders

In October 2002, a majority of the shareholders consented to a 1 to 10 reverse split and a change of name to Arizona Ventures, Inc. effective November 14, 2002.

Item 5. Other Information

During November 2002, 20,000,000 post split shares of common stock were issued to Paul Beatty for services rendered on behalf of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)                 Exhibits. No exhibits were filed with this report.

(b)                 Reports on Form 8-K. The Company filed the following reports on Form 8-K.

(1) Changes in control of registrant filed October 29, 2002.

(2) Other events effecting a 1 to 10 reverse split filed November 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated February 10, 2003 Arizona Ventures, Inc.

By:

Paul F. Beatty

SECTION 302 CERTIFICATION

I, Paul F. Beatty, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arizona Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003 /s/

Paul F. Beatty
Chief Executive Officer And Principal Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arizona Ventures, Inc., on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Paul F. Beatty, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 10, 2003 /s/
Paul F. Beatty, Chief Executive Officer
And Principal Accounting Officer