Form 10QSB
period 2003-03-31
ARIZONA VENTURES INC
filed 2003-05-15
CIK 846475

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2003

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

378 North Main, #124; Layton, UT 84041
(Address of principal executive offices)

Registrant's telephone number including area code: (801) 497.9075

4685 South Highland Drive, Suite 202A.; Holladay, UT 84117
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

21,373,624
(Number of shares of common stock the registrant had
outstanding as of April 30, 2003)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and changes in its financial position from September 30, 2002 through March 31, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Arizona Ventures, Inc.
Balance Sheet

                                                                                               March 31,                 September 31,
                                                                                                   2003                                2002

Assets

Assets                                                                                      $ -                                $ -

Total Assets                                                                             $ -                                 $ -

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                                    $ 11,418                           $ 4,025

Interest Payable                                                                           58,810                              -

Short-Term Loans                                                                      461,229                           461,229

Shareholder Loans                                                                      495,965                           495,965

Total Liabilities                                                                          1,027,422                         961,219

Stockholders's Equity
Preferred Stock; 10,000,000 Shares Authorized at
$.001 Par Value; No Shares Issued and Outstanding                        -                                         -
Common Stock, 100,000,000 Shares Authorized at
$.001 Par Value; 20,373,624 and 373,624 Shares
Issued and Outstanding, Respectively                                           20,373                               373
Additional Paid In Capital                                                        2,285,758                       2,285,758
Accumulated Deficit                                                               (3,333,553)                     (3,247,350)

Total Stockholders' Equity                                                      (1,027,422)                      (961,219)

Total Liabilities and Equity                                                    $ -                                       $ -

Arizona Ventures, Inc.
Statement of Operations
Unaudited

                                                                  For the Three Months Ended             For the Six Months Ended
                                                                    March 31, March 31,                           March 31, March 31,
                                                                             2003 2002                                             2003 2002

Revenue                                                          $ -            $ -                                     $ -                  $ -

Total Revenue                                                    -                -                                        -                   -

Expenses

General & Administrative                                6,836            6,606                           27,328           41,177

Total Operating Expenses                                6,836           6,606                           27,328            41,177

Net Income (Loss)                                         (6,836)         (6,606)                         (27,328)        (41,177)

Other Income (Expenses)
Interest Expense                                            (29,470)             -                               (58,875)        (58,409)

Total Other Income (Expenses)                     (29,470)             -                                 (58,875)      (58,409)

Net Income (Loss) - Before Taxes                 (36,306)    (6,606)                               (86,203)      (99,586)

Taxes                                                                   -                  -                                     -                     -

Net Income (Loss)                                     $ (36,306)  $ (6,606)                            $ (86,203) $ (99,586)

Loss per Common Share                                   $ (0.00) $ (0.31)                            $ (0.01) $ (4.61)

Weighted Average Outstanding Shares          20,373,624    21,618                          15,373,624 21,618

Arizona Ventures, Inc.
Statement of Cash Flows
Unaudited

                                                                                                             For the Six Months Ended
                                                                                                                March 31, March 31,
                                                                                                                     2003         2002

Cash Flows from Operating Activities

Net Income (Loss)                                                                                  $ (86,203) $ (99,586)

Changes in Operating Assets & Liabilities; Stock Issued for Services             20,000            -

Increase (Decrease) in Accounts Payable                                                       7,373        12,935

Increase (Decrease) in Interest Payable                                                        58,810          58,409

Net Cash (Used) by Operating Activities                                                           -             (28,242)

Cash Flows from Investing Activities                                                                   -                      -

Net Cash Provided by Investing Activities                                                           -                       -

Cash Flows from Financing Activities

Proceeds from Notes Payable                                                                             -               28,242

Net Cash Provided by Financing Activities                                                           -                  28,242

Increase (Decrease) in Cash                                                                                -                      -

Cash, Beginning of Year                                                                                       -                       -

Cash, End of Year                                                                                              $ -                $ -

Supplemental Cash Disclosure:

Interest                                                                                                             $ -                  $ -

Taxes                                                                                                                    -                  -

Arizona Ventures, Inc.
Notes to the Financial Statements
March 31, 2003

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

During February 2002, the Company acquired all of the issued and outstanding shares of Rainbow Light Global Corporation ("Rainbow"). Due to renewed deteriorations in the U.S. financial equity markets, the Company was unable to raise any capital to fund its new acquisition. Consequently, the Company rescinded the acquisition of Rainbow and canceled all shares issued for that acquisition.

On November 14, 2002, the Company changed its name to Arizona Ventures, Inc., and effected a 1 for 10 reverse stock split. Capitalization remained at 100,000,000 shares of common stock with a par value of $.001 per share and 10,000,000 shares of preferred stock with a par value of $.001 per share.

Arizona Ventures, Inc.

Notes to the Financial Statements
March 31, 2003

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

Notes to the Financial Statements
March 31, 2003

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

Common shares outstanding during the entire period. 20,373,624

Weighted average shares paid for, but not issued during the period. -

Weighted average number of common shares used in basic EPS dilutive effect of options. 20,373,624
Weighted average number of common shares and dilutive potential common shares used in diluted EPS. 20,373,624

NOTE 6 - Related Party Transactions

During the year ended September 30, 2002, shareholders of the Company loaned the Company a total of $376,491. The notes are unsecured, bear interest at rates between 8% and 18%, and are due on demand. On September 30, 2002, new promissory notes were signed which included accrued interest as part of the principal balances of the notes at that date. Accordingly, accrued interest of $119,474 was reclassified as part of the principal balance of the notes. As of March 31, 2003, no additions have been made to the principal balance.

Arizona Ventures, Inc.

Notes to the Financial Statements
March 31, 2003

NOTE 7 - Short Term Loans

Effective September 30, 2002, all of the Company's short term loans were renegotiated to include accrued interest, at that date, as part of the principal balance. Accordingly, $84,729 of accrued interest has been reclassified as principal.

                                                                                         March 31,                September 30,
The Company has the following short term loans;                   2003                           2002

Short term loan, dated September 30, 2002, plus interest,
payable annually at $18%, due on demand.                           $ 135,050                    $ 135,050

Short term loan, dated September 30, 2002, plus interest,
payable annually at 8%, due on demand.                                    297,680                  297,680

Short term loan, dated September 30, 2002, plus interest,
payable annually at 8%, due on demand.                                      11,890                   11,890

Short term loan, dated September 30, 2002, plus interest,
payable annually at 8%, due on demand.                                       1,609                       1,609

Short term loan, dated September 30, 2002, plus interest,
payable annually at 8%, due on demand.                                         15,000                 15,000

Total Short Term Loans                                                               $ 461,229             $ 461,229

Accrued interest on these loans at March 31, 2003 and September 30, 2002 $31,239 and $-0-, respectively.

NOTE 8 - Stockholders' Equity

During the period ended September 30, 2002, the Company issued 4,500,000 post split shares of common stock in exchange for all of the outstanding common shares of Rainbow Light Global Corporation. The shares were issued at par value for the acquisition. During June 2002, the acquisition of Rainbow Light Global Corporation was rescinded and the common shares returned and canceled.

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

On November 11, 2002, the Company issued 20,000,000 post split shares at par value for services provided by the President of the Company in locating business investors.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Company has no assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. In the past, the company has funded its operations from the sale of its products, the sale of common stock and loans from various sources. With the recission of the Rainbow acquisition, the Company no longer has any business operations. The Company is currently searching for a business opportunity to acquire or merged with. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation. The Company reported a net loss of $36,306 and $6,606 for the quarters ended March 31, 2003, and March 31, 2002, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

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

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information

Subsequent to the end of the quarter, the Company executed an agreement to acquire all of the equity of Fox River, Inc., which is a privately-held Illinois corporation. The information regarding this transaction is incorporated by reference in the 8-K filed April 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits. The following exhibits have been filed with this report.

99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b)Reports on Form 8-K. The Company filed the following reports on Form 8-K.

(1) Changes in control of registrant and other events filed April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated May 3, 2003 Arizona Ventures, Inc.

By:/s/
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

Date: May 3, 2003 /s/
Paul F. Beatty
Chief Executive Officer And Principal Accounting Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arizona Ventures, Inc., on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Paul F. Beatty, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 3, 2003 /s/
Paul F. Beatty, Chief Executive Officer
And Principal Accounting Officer