Form 10QSB
period 2003-06-30
ARIZONA VENTURES INC
filed 2003-08-19
CIK 846475

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 1 0-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2003

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

Yes X No

24,987,895
(Number of shares of common stock the registrant had
outstanding as of July 15, 2003 )

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and changes in its financial position from September 30, 2002 through June 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Arizona Ventures, Inc.
Balance Sheet

                                                                                     June 30,                 September 30,
                                                                                     2003                             2002
                                                                                 (Unaudited)

Assets

Assets                                                                                $ -                             $ -

Total Assets                                                                     $ -                             $ -

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                             $ 3,774                 $ 4,025

Interest Payable                                                                 85,349                     -

Short-Term Loans                                                             220,683                 461,229

Shareholder Loans                                                               191,886                 495,965

Total Liabilities                                                                     501,692             961,219

Stockholders's Equity
Preferred Stock; 10,000,000 Shares Authorized at
$.001 Par Value; No Shares Issued and Outstanding                 -                         -
Common Stock, 100,000,000 Shares Authorized at
$.001 Par Value; 24,987,895 and 373,624
Issued and Outstanding, Respectively                                     24,987                 373
Additional Paid In Capital                                                 2,835,224             2,285,758
Accumulated Deficit                                                           (3,361,903)               (3,247,350)

Total Stockholders' Equity                                                       (501,692)                (961,219)

Total Liabilities and Equity                                                 $ -                             $ -

Arizona Ventures, Inc.
Statement of Operations
(Unaudited)

                                                            For the Three Months Ended         For the Nine Months Ended
                                                                June 30,         June 30,                 June 30,             June 30,
                                                                 2003                 2002                 2003                         2002

Revenue                                                    $ -                         $ -                 $ -                         $ -

Total Revenue                                             -                             -                 -                             -

Expenses

General & Administrative                           1,809                         10,945             29,202             17,551

Total Operating Expenses                           1,809                             10,945         29,202             17,551

Net Income (Loss)                                     (1,809)                         (10,945)         (29,202)         (17,551)

Other Income (Expenses)

Interest Expense                                       (26,539)                     -                     (85,349)                 -

Total Other Income (Expenses)                (26,539)                        -                     (85,349)                        -

Net Income (Loss)
- Before Taxes                                        (28,348)             (10,945)             (114,551)         (17,551)

Taxes                                                               -                         -                         -                     -

Net Income (Loss)                             $ (28,348)                 $ (10,945)         $ (114,551)         $ (17,551)

Loss per Common Share                    $ (.001)                     $ (.506)             $ (.005)                 $ (.812)

Weighted Average
Outstanding Shares                             21,173,618             21,618                     21,173,618         21,618

Arizona Ventures, Inc.
Statement of Cash Flows
(Unaudited)

                                                                                For the Nine Months Ended
                                                                                    June 30,         June 30,
                                                                                         2003                 2002
Cash Flows from Operating Activities

Net Income (Loss)                                                     $ (114,551)         $ (17,551)

Changes in Operating Assets & Liabilities;
Stock Issued for Services                                                 2 0,000                     -

Increase (Decrease) in Accounts Payable                             (251)             14,051

Increase (Decrease) in Interest Payable                               85,349                     -

Net Cash (Used) by Operating Activities                             (9,453)         (3,500)

Cash Flows from Investing Activities                                        -                         -

Net Cash Provided by Investing Activities                             -                         -

Cash Flows from Financing Activities

Proceeds from Notes Payable                                           9,453                 3,500

Net Cash Provided by Financing Activities                     9,453                     3,500

Increase (Decrease) in Cash                                                 -                             -

Cash, Beginning of Year                                                         -                             -

Cash, End of Year                                                         $ -                     $ -

Supplemental Cash Disclosure:

Interest                                                                             $ -                 $ -

Taxes                                                                                     -                 -

Arizona Ventures, Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 1 - Organization and History

Arizona Ventures, Inc. ("the Company") was organized under the provisions of the state of Delaware on December 26, 1991 as Life Medical Technologies, Inc.

In January 2002, the Company changed its corporate domicile to Nevada, changed its name to China Global Development, Inc., and effected a 1 for 25 reverse stock split. Capitalization remained at 100,000,000 shares of common stock having a par value of $.001 per share and 10,000,000 shares of preferred stock having a par value of $.001 per share.

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

Arizona Ventures, Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 3 - Income Taxes continued

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

Common shares outstanding during the entire period. 21,173,618

Weighted average shares paid for, but not issued during the period. -

Weighted average number of common shares used in basic EPS dilutive effect of options. 21,173,618

Weighted average number of common shares and dilutive potential common shares used in diluted EPS. 21,173,618

Arizona Ventures, Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 6 - Related Party Transactions

During the year ended September 30, 2002, shareholders of the Company loaned the Company a total of $376,491. The notes are unsecured, bear interest at rates between 8% and 18%, and are due on demand. On September 30, 2002, new promissory notes were signed which included accrued interest as part of the principal balances of the notes at that date. Accordingly, accrued interest of $119,474 was reclassified as part of the principal balance of the notes. As of June 30, 2003, no additions have been made to the principal balance, however, $304,080 of debt was converted to 2,382,140 shares of the Company's common stock. The accrued interest associated with these loans at June 30, 2003 was $47,218.

NOTE 7 - Short Term Loans

Effective September 30, 2002, all of the Company's short term loans were renegotiated to include accrued interest, at that date, as part of the principal balance. Accordingly, $84,729 of accrued interest has been reclassified as principal.

                                                                                        June 30,             September 30,

The Company has the following short term loans;                   2003                     2002

Short term loan, dated September 30, 2002, plus interest,
payable annually at $18%, due on demand.                         $ 135,050             $ 135,050

Short term loan, dated September 30, 2002, plus interest,
payable annually at 8%, due on demand.                                 47,680                 297,680

Short term loan, dated September 30, 2002, plus interest,
payable annually at 8%, due on demand.                                 11,890                 11,890

Short term loan, dated September 30, 2002, plus interest,
payable annually at 8%, due on demand.                                     1,609             1,609

Short term loan, dated September 30, 2002, plus interest,
payable annually at 10%, due on demand.                                       15,000             15,000

Total Short Term Loans                                                         $ 220,683         $ 461,229

During the quarter ended June 30, 2003, the Company converted $250,000 of debt to 2,232,137 shares of the Company's common stock.

Accrued interest on these loans at June 30, 2003 and September 30, 2002 was $38,131 and $-0-, respectively.

Arizona Ventures, Inc.
Notes to the Financial Statements
June 30, 2003

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

In April 2003, the Company executed an agreement to acquire all of the equity of Fox River Graphics, Inc., which is a privately-held Illinois corporation. The information regarding this transaction is incorporated by reference in the 8-K filed April 30, 2003. During this quarter, the Company converted $554,000 in debt principal for 4,614,277 shares of common stock of the Company. Management is working with the debt holders to convert the balance of debt for equity. There are no assurances the company will be successful in their efforts.

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

Results of Operation. The Company reported a net loss of $28,348 and $10,945 for the quarters ended June 30, 2003 and June 30, 2002, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged. During this quarter, the Company converted $554,000 of debt to 4.6 million shares of the Company's common stock. Approximately $9,454 in accounts payable were settled in exchange for convertible notes and are reflected in that portion of the Company's financial statements.

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

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits have been filed with this report.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxlye Act of 2002.

32 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K.

(1) Changes in control of registrant and other events filed April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: August 13, 2003 Arizona Ventures, Inc.

By:

Paul F. Beatty

Exhibit 31

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d - 15(f) for the registrant and have:

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

Date: August 13, 2003 /s/

Paul F. Beatty

Chief Executive Officer And Principal Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arizona Ventures, Inc., on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Paul F. Beatty, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 13, 2003 /s/

Paul F. Beatty, Chief Executive Officer And Principal Accounting Officer