Form 10KSB
period 2003-09-30
FOX RIVER HOLDINGS  INC
filed 2004-01-20
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 33-26787-D

ZYNEX MEDICAL HOLDINGS, Inc.
(Exact name of Registrant as specified in its charter)
(formerly Fox River Holdings, Inc.)
(formerly Arizona Ventures, Inc.)

                     NEVADA                                                             87-0403828
               (State or other jurisdiction of                                                 (IRS Employer
                 incorporation or organization)                                              Identification No.)

378 North Main, # 124 Layton, Utah 84041

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 497.9075

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended September 30, 2003: $0.

As of December 18, 2003 it is unclear as to the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 18, 2003 the number of shares outstanding of the Registrant's Common Stock was 546,271. .

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Zynex Medical Holdings, Inc., formerly Fox River Holdings, Inc., formerly Arizona Ventures, Inc., formerly China Global Development, Inc.; formerly iBonzai.com,Inc.; (the "Company"), was initially organized on December 26, 1991 as a Delaware corporation under the name of Life Medical Technologies, Inc. The Company engaged in the business of bringing new medical product technology to the health care market place. In 1995, the Company cut back its operations and eliminated most staffing. From 1996 to 1999, the Company maintained a skeleton crew to maintain and ship existing orders. By mid 1997, all employees were laid off. By 1999, all remaining assets were distributed to its wholly owned subsidiary (see below) and sold off to two of its former employees. Subsequently, all subsidiaries were either sold off or allowed to lapse into nonexistence. At December 31, 1999, only the parent corporation, Life Medical Technologies,Inc. remained.

In May 2000, the Company acquired all the of equity of Virtual Market Solutions.com, Inc. (VMS), a privately-held Nevada corporation doing business as iBonZai.com ("iBonzai"). As a result of the acquisition, iBonZai became a wholly-owned subsidiary of the Company. Due to the change in the Internet industry following the U.S. market break in the spring of 2000, VMS experienced substantial obstacles in developing its business as a provider of broadband backbone, billing services and technical support to Internet service providers. As the general and Internet industry and economic conditions continued to deteriorate during the first half of 2001, management suspended operations and laid off all its employees. Following the events of September 11, 2001, the Company rescinded the acquisition of VMS in an effort to complete a restructure of the Company's capital and shed itself of debt. As part of the rescission, VMS retained all assets of the Company and the associated debt. As such, 9,250,000 shares of the Company's common stock was rescinded, and the Company's additional paid-in capital, and accumulated deficit was returned to the books.

On January 10, 2002, the Company was merged into Ibonzai.com, Inc. a Nevada corporation, for the purposes of changing corporate domicile. On January 15, 2002, the Company changed its name to China Global Development, Inc., effected a 1 for 25 reverse stock split and authorized a change in capitalization to 100,000,000 shares of common stock having a par value of $.001 per share and 10,000,000 shares of preferred stock having a par value of $.001 per share.

On February 7, 2002, the Company acquired all of the issued and outstanding shares of Rainbow Light Global Corporation, a British Virgin Islands Corporation ("Rainbow") and changed its fiscal year end from December 31th to September 30th . Due to renewed deteriorations in the U.S. financial equity markets, the Company was unable to raise any capital to fund its new acquisition. Consequently, effective September 27, 2002 the Company rescinded the acquisition of Rainbow and canceled all shares issued for that acquisition.

On November 14, 2002, a majority of the shareholders consented to change the Company's name to Arizona Ventures, Inc. and effected a 1 to 10 reverse split of the common stock of the company. There was no change to the capitalization of the Company.

Effective April 23, 2003, the Company executed an agreement to acquire all the equity of Fox River Graphics, Inc., ("FRG") a privately-held Illinois corporation. Additionally, in anticipation of the acquisition, the Company was able to convert approximately $575,000 in debt for the issuance of approximately 4.6 million shares of common stock. On August 7, 2003, the name of the Company was changed to Fox River Holdings, Inc. and obtained the new trading symbol of FXRH on the OTC Bulletin Board. For the period ending June 30, 2003, the Company reported that no acquisitions or mergers had been completed and later abandoned all efforts to close on the FRG acquisition.

Due to the abandonment of the FRG acquisition, or any other acquisition or merger, management agreed with the former creditors to rescind their debt conversion. This resulted in the cancellation of approximately 3.2 million shares of common stock and a renewal of approximately $358,000 debt on the Company's books. However, these creditors have expressed a willingness to forgive the debt in exchange for issuance of common stock, but only after the Company has successfully restructured its debt.

On December 2, 2003, management obtained shareholder approval to effect a reverse split of 1 to 40, effective immediately, of its common stock and to change the name of the corporation to Zynex Medical Holdings, Inc.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

In October 2002,a majority of the shareholders consented to a 1 to 10 reverse split and a change of name to Arizona Ventures, Inc. effective November 14, 2002.

On August 7, 2003, a majority of the shareholders consented to change the name to Fox River Holdings, Inc.

Subsequent to the end of the fiscal year, on December 2, 2003, a majority of the shareholders consented to a reverse split on a 1 to 40 basis of the common stock and name change of the Company.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company currently has issued and outstanding 21,573,624 shares of common stock owned by approximately 199 shareholders of record. During the preceding two fiscal years the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and financial condition and other relevant factors. A history of the stock price of the Company is as follows:

Period	High	Low
2000
1st Quarter	$0	$0
2nd Quarter	7.25	4.38
3rd Quarter	6.25	2.38
4th Quarter	4.13	0.88

2001
1st Quarter	$.21	$.17
2nd Quarter	.04	.03
3rd Quarter	.04	.03
4th Quarter	.03	.02

2002
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

2003
1st Quarter
2nd Quarter
3rd Quarter

The Company has been researching the historical stock quotes under this symbol and has been unable to obtain the historical information.

The foregoing quotes do not reflect the 1:25 reverse split effected on January 15, 2002 or the 1:10 reverse split effected on November 14, 2002. The Company's shares currently trade on the OTC:BB under the symbol ZYNX.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

Financial Condition

The Company reported no revenues for either the year ended September 30, 2003 or September 30, 2002. The absence of revenues were a result of the rescission of the acquisition of Rainbow and the abandonment of the acquisition of Fox River Holdings, Inc.

As a result of the foregoing, total stockholders equity for the year ended September 30, 2003 was ($891,106), as compared to ($961,219) at September 30, 2002. The Company has no operating capital for future operations.

Liquidity and Capital Resources

As of September 30, 2003 and September 30, 2002, the Company had no cash, current assets or assets of any kind, but had liabilities $891,106 as of September 30, 2003 and $961,219 as of September 30, 2002. The decrease in liabilities was due to the conversion of approximately $171,000 in debt to 1.2 million shares of common stock of the Company.

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

Results of Operations

The Company reported a net loss of $145,618 for the year ended September 30, 2003, compared to a loss of $94,752 for the previous year. During the year, the Company issued 20 million (pre-split) shares of common stock for services rendered to the Company valued at $20,000. The Company anticipates very little or no overhead from future operations except for those expenses associated with being a reporting company until a successor business can be acquired or merged with.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report.

Independent Auditors' Report

Balance Sheets as of September 30, 2003 and September 30, 2002.

Statements of Operations for the years ended September 30, 2003 and September 30, 2002.

Statement of Stockholders' Equity for the period from January 1, 2002 to September 30, 2003.

Statement of Cash Flows for the years ended September 30, 2003 and September 30, 2002.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Zynex Medical Holdings, Inc.
(Formerly Fox River Holdings, Inc.)
(Formerly Arizona Ventures, Inc.)

We have audited the accompanying balance sheets of Zynex Medical Holdings, Inc., (a Nevada Corporation) as of September 30, 2003 and September 30, 2002, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zynex Medical Holdings, Inc., at September 30, 2003 and September 30, 2002, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming that Zynex Medical Holdings, Inc., will continue as a going concern. As discussed in Note #4 to the financial statements, Zynex Medical Holdings, Inc., has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bierwolf, Nilson & Associates
Salt Lake City, UT
January 5, 2003

Zynex Medical Holdings, Inc.
(Formerly Fox River Holdings, Inc.)
Balance Sheet

	September 30, 2003	September 30, 2002
Assets
Total Assets	$ -	$ -

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 10,093	$ 4,025
Interest Payable	110,097	-
Short-Term Loans	470,683	461,229
Shareholder Loans	300,233	495,965
Total Current Liabilities	891,106	961,219

Stockholders' Equity
Preferred Stock; 10,000,000 Shares Authorized at $.001 Par Value; No Shares Issued and Outstanding	-	-
Common Stock; 100,000,000 Shares Authorized at $.001 Par Value; 544,722 and 9,335 Shares Issued and Outstanding, Respectively - Retroactively Restated	545	10
Additional Paid-In Capital - Retroactively Restated	2,501,319	2,286,121
Accumulated Deficit	(3,392,970)	(3,247,350)
Total Stockholders' Equity	(891,106)	(961,219)
Total Liabilities and Stockholders' Equity	$ -	$ -

Zynex Medical Holdings, Inc.
(Formerly Fox River Holdings, Inc.)
Statement of Operations
For the Years Ended September 30, 2003 and 2002

	September 30, 2003	September 30, 2002
Revenues	$ -	$ -

Operating Expenses
General & Administrative	35,521	22,720
Total Operating Expenses	35,521	22,720
Operating Income (Loss)	(35,521)	(22,720)

Other Income (Expenses)
Interest (Expenses)	(110,097)	(72,032)
Total Other Income (Expenses)	(110,097)	(72,032)
Net (Loss)	$ (145,618)	$ (94,752)
Basic and Diluted Income Per Share	$ (0.01)	$ (0.70)
Weighted Average Shares Outstanding	21,502,461	135,029

Zynex Medical Holdings, Inc.
(Formerly Fox River Holdings, Inc.)
Statement of Stockholders' Equity
From January 1, 2002 to September 30, 2003

Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit
Stock	Amount	Stock	Amount
Balance, January 1, 2002, Retroactively Restated	-	$ -	535	$ 1	$ 2,194,232	$ (3,152,598)
Acquisition of Rainbow Global Retroactively Restated	-	-	112,500	113	44,887	-
Shares Issued to Satisfy Debt at $.01 Per Share Retroactively Restated	-	-	3,750	4	9,894	-
Shares Issued to Satisfy Debt at $4.00 Per Share Retroactively Restated	-	-	50	-	80,000	-
Recission of Purchase Agreement of Rainbow Global Retroactively Restated	-	-	(112,500)	(113)	(44,887)	-
Shares Issued for Services at $.001Per Share Retroactively Restated	-	-	5,000	5	1,995	-
Net (Loss) for the Year Ended September 30, 2002	-	-	-	-	-	(94,752)
Balance, September 30, 2002 Retroactively Restated	-	-	9,335	10	2,286,121	(3,247,350)
Shares Issued for Services at $.001 Per Share Retroactively Restated	-	-	500,000	500	19,500	-
Shares Issued to Satisfy Debt at $.15 Per Share Retroactively Restated	-	-	30,000	30	171,570	-
Shares Issued to Satisfy Debt at $.11 Per Share Retroactively Restated	-	-	85,357	85	382,315	-
Acquisition of Fox River Graphics Retroactively Restated	-	-	400,000	400	15,600	-
Cancellation of Acquisition of Fox River Graphics Retroactively Restated	-	-	(350,000)	(350)	(13,650)	-

Zynex Medical Holdings, Inc.

(Formerly Fox River Holdings, Inc.)
Statement of Stockholders' Equity
From January 1, 2002 to September 30, 2003

	Preferred Stock		Common Stock		Paid-In Capital	Accumulated Deficit
	Stock	Amount	Stock	Amount
Acquisition of Fox River Graphics, Inc. Retroactively Restated	-	-	300,000	300	11,700	-
Shares Cancelled in Debt Conversion at $.11 Per Share Retroactively Restated	-	-	(79,970)	(80)	(358,187)	-
Cancellation of Acquisition of Fox River Graphics, Inc. Retroactively Restated	-	-	(350,000)	(350)	(13,650)	-
Rounding Adjustment	-	-	1,549	-	-	-
Net Loss for the Year Ended September 30, 2003	-	-	-	-	-	(145,618)
Balance, September 30, 2003 Retroactively Restated	-	$ -	546,271	$ 545	$ 2,501,319	$ (3,392,968)

Zynex Medical Holdings, Inc.

(Formerly Fox River Holdings, Inc.)
Statement of Cash Flows
For the Years Ended September 30, 2003 and 2002

	September 30, 2003	September 30, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (145,618)	$ (94,752)
Adjustments to Reconcile Operating Income to Net Cash Provided by Operating Activities;
Stock Issued for Services	20,000	2,000
Changes in Current Assets and Liabilities;
Increase (Decrease) in Accounts Payable	6,068	(1,280)
Increase (Decrease) in Interest Payable	110,097	(132,246)
Net Cash Provided (Used) by Operating Activities	(9,453)	(226,278)
Cash Flows from Investing Activities	-	-
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Increase in Short Term Loans	9,453	99,729
Increase in Shareholder Loans	-	126,549
Net Cash Provided (Used) by Financing Activities	9,453	226,278
Increase (Decrease) in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$ -	$ -
Supplemental Disclosure
Convert Debentures into Common Stock	$ 195,732	$ 9,095
Stock for Services	20,000	2,000

Zynex Medical Holdings, Inc.

(Formerly Fox River Holdings, Inc.)
Notes to the Financial Statements
September 30, 2003

NOTE 1 - Organization and History

Zynex Medical Holdings, Inc., (formerly Fox River Holdings, Inc.) ("the Company") was organized under the provisions of the state of Delaware on December 26, 1991 as Life Medical Technologies, Inc. From inception to December 31, 1995, the Company operated as a development stage company according to the provisions of SFAS 7, "Accounting and Reporting of Development Stage Enterprises". At December 31, 1999, the Company's financial statements consisted of no assets or liabilities, however, the Company had common stock issued in the amount of $25,424; additional paid in capital of $1,838,110; and an accumulated deficit of $(1,863,534).

On January 10, 2002, the Company was merged into Ibonzai.com, Inc., a Nevada Corporation, for the purposes of changing corporate domicile. On January 15, 2002, the Company changed its name to China Global Development, Inc., and effected a 1 for 25 reverse stock split. Capitalization was changed to 100,000,000 shares of common stock having a par value of $.001 per share and 10,000,000 shares of preferred stock having a par value of $.001 per share.

On February 7, 2002, the Company acquired all of the issued and outstanding shares of Rainbow Light Global Corporation, a British Virgin Islands Corporation ("Rainbow") and changed its fiscal year end from December 30th to September 30th . Due to renewed deteriorations in the U.S. financial equity markets, the Company was unable to raise any capital to fund its new acquisition. Consequently, effective September 27, 2002 the Company rescinded the acquisition of Rainbow and canceled all shares issued for that acquisition.

On November 14, 2002, the Company changed its name to Arizona Ventures, Inc., and effected a 1 for 10 reverse stock split. Capitalization remained at 100,000,000 shares of common stock with a par value of $.001 per share and 10,000,000 shares of preferred stock with a par value of $.001 per share.

Effective April 23, 2003, the Company executed an agreement to acquire all the equity of Fox River Graphics, Inc., ("FRG") a privately-held Illinois corporation. Additionally, in anticipation of the acquisition, the Company was able to convert approximately $575,000 in debt for the issuance of approximately 4.6 million shares of common stock. On August 7, 2003, the name of the Company was changed to Fox River Holdings, Inc. and obtained the new trading symbol of FXRH on the OTC Bulletin Board. For the period ending June 30, 2003, the Company reported that no acquisitions or mergers had been completed and later abandoned all efforts to close on the FRG acquisition.

Due to the abandonment of the FRG acquisition, or any other acquisition or merger, management agreed with the former creditors to rescind their debt conversion. This resulted in the cancellation of approximately 3.2 million shares of common stock and a renewal of approximately

Zynex Medical Holdings, Inc.

(Formerly Fox River Holdings, Inc.)
Notes to the Financial Statements
September 30, 2003

NOTE 1 - Organization and History - continued

$358,000 debt on the Company's books. However, these creditors have expressed a willingness to forgive the debt in exchange for issuance of common stock, but only after the Company has successfully restructured its debt.

On December 2, 2003, management obtained shareholder approval to effect a reverse split of 1 to 40, effective immediately, of its common stock and to change the name of the corporation to Zynex Medical Holdings, Inc.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2003 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

Zynex Medical Holdings, Inc.

(Formerly Fox River Holdings, Inc.)
Notes to the Financial Statements
September 30, 2003

NOTE 3 - Income Taxes - continued

The Company has cumulative net operating loss carryforwards of over $3,300,000 at September 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2003 and September 30, 2002 have been offset by valuation reserves of the same amount.

NOTE 4 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is currently seeking equity funding through private placements to raise sufficient funds to satisfy current debt.

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

Common shares outstanding during the entire period. 21,502,461

Weighted average shares paid for, but not issued during the period. -

Weighted average number of common shares used in basic EPS dilutive effect of options. 21,502,461

Weighted average number of common shares and dilutive potential common shares used in diluted EPS. 21,502,461

Zynex Medical Holdings, Inc.

(Formerly Fox River Holdings, Inc.)
Notes to the Financial Statements
September 30, 2003

NOTE 6 - Short Term Loans

Effective September 30, 2002, all of the Company's short term loans were renegotiated to include accrued interest, at that date, as part of the principal balance. Accordingly, $84,729 of accrued interest has been reclassified as principal.

The Company has the following short term debt:	2003	2002
Short term loan, dated September 30, 2003, plus interest, payable annually at 18%, due on demand	$ 135,050	$ 135,050
Short term loan, dated September 30, 2002, plus interest, payable annually at 8%, due on demand	297,680	297,680
Short term loan, dated September 30, 2002, plus interest, payable annually at 8%, due on demand	11,890	11,890
Short term loan, dated September 30, 2002, plus interest, payable annually at 8%, due on demand	1,609	1,609
Short term loan, dated September 30, 2002, plus interest, payable annually at 8%, due on demand	15,000	15,000
Short term loan, dated January 14, 2003, plus interest, payable annually at 10%, due on demand	5,250	-
Short term loan, dated March 6, 2003, plus interest, payable annually at 10%, due on demand	1,210	-
Short term loan, dated April 25, 2003, plus interest, payable annually at 10%, due on demand	1,880	-
Short term loan, dated May 15, 2003, plus interest, payable annually at 10%, due on demand	1,114	-
Total Short Term Loans	$ 470,683	$ 461,229

Accrued interest on these loans at September 30, 2003 and September 30, 2002 was $ 50,968 and $-0-, respectively.

Zynex Medical Holdings, Inc.

(Formerly Fox River Holdings, Inc.)
Notes to the Financial Statements
September 30, 2003

NOTE 7 - Related Party Transactions

During 2001 and 2002, shareholders of the Company loaned the Company a total of $376,491. The notes are unsecured, bear interest at rates between 8% and 18%, and are due on demand. On September 30, 2002, new promissory notes were signed which included accrued interest as part of the principal balances of the notes at that date. Accordingly, accrued interest of $119,474 was reclassified as part of the principal balance of the notes. At September 30, 2003, there was $59,129 of accrued interest associated with notes totaling $300,233.

NOTE 8 - Stockholders' Equity

On November 14, 2002, the Company issued 5,000 post split shares at par value for services provided by the President of the Company in locating business investors.

During the third fiscal quarter, in anticipation of completion of an acquisition with Fox River Graphics, Inc.("FRG"), a privately-held Illinois corporation, the Company issued approximately 115,357 post split (effective December 2, 2003) shares in satisfaction of $554,000 in notes payable. However, the Company has abandoned all efforts to successfully complete the acquisition. Approximately 79,970 post split shares of common stock issued for debt conversion has been canceled and returned to treasury, and $358,200 of the associated debt has been reinstated on the books with interest accruing for the fourth fiscal quarter as of July 1, 2003.

Effective April 23, 2003, the Company executed an agreement to acquire all the equity of Fox River Graphics, Inc., ("FRG") a privately-held Illinois corporation. Additionally, in anticipation of the acquisition, the Company was able to convert approximately $575,000 in debt for the issuance of approximately 4.6 million shares of common stock. On August 7, 2003, the name of the Company was changed to Fox River Holdings, Inc. and obtained the new trading symbol of FXRH on the OTC Bulletin Board. For the period ending June 30, 2003, the Company reported that no acquisitions or mergers had been completed and later abandoned all efforts to close on the FRG acquisition.

Due to the abandonment of the FRG acquisition, or any other acquisition or merger, management agreed with the former creditors to rescind their debt conversion. This resulted in the cancellation of approximately 3.2 million shares of common stock and a renewal of approximately

$358,000 debt on the Company's books. However, these creditors have expressed a willingness to forgive the debt in exchange for issuance of common stock, but only after the Company has successfully restructured its debt.

Zynex Medical Holdings, Inc.

(Formerly Fox River Holdings, Inc.)
Notes to the Financial Statements
September 30, 2003

NOTE 9 - Subsequent Events

On December 2, 2003, the Company affected a on for forty (1:40) reverse split of its common stock. Any certificate less than 100 shares was not subject to the split, which resulted in a rounding difference of 1,397 shares. At this time the Company amended its articles of incorporation to reflect a name change to Zynex Medical Holdings, Inc.

Following the year end, the Company issued its president 10,000,000 shares of common stock for accepting the position of sole officer and director of the Company. These shares were issued at par value and have a value of $10,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

Directors and Executive Officers

Name	Age	Director Since	Position with Company
Paul F. Beatty 4766 South Holladay Boulevard Holladay, Utah 84117	61	2002	President, CEO and Director

Paul F. Beatty, age 61, has been employed as the in-house accountant for Tri-State Motors in Cedar City, Utah since approximately 1966. He graduated with an associates degree in accounting from Souther Utah University in Cedar City, Utah. He has served 13 years as mayor of New Harmony, Utah. Prior to that, he was on the City Council for 14 years. He volunteered 11 years for Search and Rescue, serving as the commander and captain of that unit.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors.

During the year 2003, Paul F. Beatty, President and sole director was issued 20,000,000 pre reverse split shares of common stock valued at $20,000 for past services rendered on behalf of the Company.

Employment Agreements and Other Compensation Arrangements

None.

Compensation of Non-Employee Directors

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Paul F. Beatty 4766 Holladay Boulevard Holladay, Utah 84117	505,000 (post) Common	94%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year 2003, Paul F. Beatty, President and sole director was issued 20,000,000 pre reverse split shares of common stock for past services rendered on behalf of the Company.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) Exhibits

32.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b) The Company filed the following reports on form 8-K.

(1) Changes in control of registrant filed October 29, 2002.

(2) Other events effecting a 1 to 10 reverse split filed November 14, 2002.

3) Changes in control of registrant and other events filed April 30, 2003.

(4) Subsequent to year end, an 8-K was filed December 6, 2003 to effectuate a 1:40 reverse of the common stock of the Company.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2003 and 2002 were $8,456 and $12,535 respectfully.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2003 and 2002 were $0 and $0, respectfully.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2003 and 2002 were $0 and $0, respectfully.

All Other Fees

The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zynex Medical Holdings, Inc.

By: Paul F. Beatty
/s/ Paul F. Beatty

Dated: January 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Paul F. Beatty President and Director
(Principal Executive and
 Financial Officer) January 8, 2004

SECTION 302 CERTIFICATION

I, Paul F. Beatty, certify that:

1. I have reviewed this annual report on Form 10-KSB of Zynex Medical Holdings, Inc. (formerly Fox River Holdings, Inc.);

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

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: January 8, 2004 /s/ Paul F. Beatty
Chief Executive Officer And Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Zynex Medical Holdings, Inc. (formerly Fox River Holdings, Inc.), on Form 10-KSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Paul F. Beatty, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 8, 2004

Paul F. Beatty, Chief Executive Officer And Principal Accounting Officer