Form 10QSB
period 2003-12-31
ZYNEX MEDICAL HOLDINGS   INC
filed 2004-02-24
CIK 846475

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2003

Commission File Number: 33-26787-D

ZYNEX MEDICAL HOLDINGS, INC.
(formerly know as Fox River Holdings, Inc.) (Exact name of registrant as specified in its charter)

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

Registrant's telephone number including area code: (801) 497-9075

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

13,151,663
(Number of shares of common stock the registrant had
outstanding as of January 30, 2004)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2003 and the results of its operations and changes in its financial position from September 30, 2003 through December 31, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Zynex Medical Holdings, Inc.
(fka Fox River Holdings, Inc.)
Balance Sheet

	(Unaudited)
	December 31,	September 30,
	2003	2003
ASSETS	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 3,310	$ 10,093
Interest Payable	-	110,097
Short Term Loans	250,000	470,683
Shareholder Loans	108,800	300,233
TOTAL LIABILITIES	362,110	891,106

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.001 Per Share
Authorized 10,000,000 shares, No Shares Issued and
Outstanding	-	-
Common Stock, Par Value $.001 Per Share,
100,000,000 Shares Authorized, 10,549,877 Shares
Issued and Outstanding Respectively	10,550	545

Additional Paid-in Capital	3,031,989	2,501,319
Accumulated Deficit	(3,404,649)	(3,392,970)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(362,110)	(891,106)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ -	$ -

Zynex Medical Holdings, Inc.
(fka Fox River Holdings, Inc.)

Statement of Operations
Unaudited

	For the Three Months Ended
	December 31, 2003	December 31, 2002
Revenue	$ -	$ -

Expenses
General & Administrative	11,676	20,492
Total Expenses	11,676	20,492
Loss from Operations	(11,676)	(20,492)

Other Income (Expenses)
Interest Expense	-	(29,405)
Total Other Income (Expenses)	(11,676)	(29,405)
Net Income (Loss)	$ (11,676)	$ (49,897)
Loss per Common Share	$ (0.03)	$ (0.01)
Weighted Average Outstanding Shares	17,919,443	10,373,681

Zynex Medical Holdings, Inc.
(fka Fox River Holdings, Inc.

Statement of Cash Flows
Unaudited

	December 31, 2003	December 31, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (11,676)	$ (49,897)
Changes in Operating Assets & Liabilities;
Stock Issued for Services	10,000	20,000
Increase (Decrease in Accounts Payable)	(1,676)	492
Increase (Decrease) In Interest Payable	-	29,405
Net Cash (Used) by Operating Activities	-	-
Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-
Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	-	-
Increase (Decrease) in Cash	-	-
Cash, Beginning of Year	-	-
Cash, Ending of Year	$ -	$ -
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Zynex Medical Holdings, Inc.
(fka Fox River Holdings, Inc.)

Notes to the Financial Statements
December 31, 2003

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended December 31, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2003. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

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

Results of Operation. The Company reported a net loss of $11,676 and a net loss of $49,897 for the quarters ended December 31, 2003, and December 31, 2002, respectively. Two of the accounts payable agreed to forgive their debt in the amount of $8,458 collectively. The Company anticipates very little or no overhead from future operations unless the acquisition of Zynex is successful.

Plan of Operations. Subsequent to year end, on January 27, 2004, the Company signed an Acquisition Agreement to acquire all the equity of Zynex Medical, Inc. ("Zynex"). In anticipation of this agreement Thomas Sandgaard has been appointed to the Board of Directors. Pursuant to the transaction the shareholders of Zynex will be issued an aggregate of 19.5 million shares of common stock. There is no guarantee that the Company will be successful in completing this acquisition or developing any business opportunities. In anticipation of this acquisition, the Company was able to negotiate the forgiveness of approximately $8,458 in accounts payable, $327,000 in notes payable and $134,000 in associated interest.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. As of December 31, 2003, the Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) for the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities

Effective April 23, 2002, the Company executed an agreement to acquire all the equity of Fox River Graphics, Inc. ("FRG") a privately-held Illinois corporation. In anticipation of the acquisition , the Company converted approximately $575,000 in debt for issuance of approximately 4.6 million (pre-split) shares of common stock and issued, but held in escrow for completion of acquisition, 14 million shares of common stock. During November 2003, the Company abandoned the FRG acquisition, the former creditors agreed to rescind their debt conversion. This resulted in approximately 3.4 million (pre-split) shares being returned to treasury and a renewal of approximately $358,000 in debt on the Company's books. Also the 14 million in anticipation of closing was canceled and returned to treasury. Subsequent to year end, the Company successfully converted approximately $358,000 in debt for issuance of approximately 2.6 million (post-split) shares of common stock.

In December 2003, the shareholders of the Company consented to a reverse of 40 to 1 of the common stock. Any certificate less than 100 shares was not subject to the split and no certificate greater than 100 shares was to be reversed below 100 shares. On December 4, 2003, the President of the Company was issued 10,000,000 shares of common stock for services rendered to the Company. On December 18, 2003, 2,000 shares were issued to one of the Company's shareholders for conversion of approximately $85,000 in debt. Subsequent to year end approximately 2.6 millions shares of common stock were issued for approximately $360,000 in debt. These issuances were exempt from registration as a private issuer transaction pursuant to Section 4(2) of the Securities Act of 1933. As a result of these issuances and the reverse split of common stock the Company's outstanding shares of common stock changed from 544,721 (post-split) at the beginning of the period to 10,549,877 at the end of the quarter.

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders

In December 2003, the shareholders of the Company consented to a 40:1 reverse split the common stock. Any certificate less than 100 shares was not subject to the split and no certificate greater than 100 shares was to be reversed below 100 shares

Effective December 19, 2003, shareholders voted to change the name of the Company to Zynex Medical Holdings, Inc. The Company has been issued the new symbol of ZYNX.

Item 5. Other Information

On January 27, 2004, the Company signed an Acquisition Agreement to acquire all the equity of Zynex Medical, Inc. ("Zynex"). In anticipation of this agreement Thomas Sandgaard has been appointed to the Board of Directors. Upon the closing of the acquisition, Mr. Sandgaard will be appointed President and CEO of the Company and the Company's current president will resign as officer and director. Pursuant to the transaction the shareholders of Zynex will be issued an aggregate of 19.5 million shares of common stock.

Subsequent to the end of the first fiscal quarter, 10,500,001 shares of common stock that were previously issued to the current president have been canceled and returned to treasury.

Item 6. Exhibits and Reports on Form 8-K

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K.

(1) Changes in control of registrant and Other Events filed November 21, 2003.

(2) Changes in control of registrant filed January 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated February 10, 2004 Zynex Medical Holdings, Inc.

By: /s/ Paul F. Beatty

Exhibit 31

SECTION 302 CERTIFICATION

I, Paul Beatty, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zynex Medical Holdings, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: February 10, 2004

/s/ Paul F. Beatty
Chief Executive Officer and Principal Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Zynex Medical Holdings, Inc., on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Paul F. Beatty, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 10, 2004 /s/ Paul F. Beatty

Chief Executive Officer and Principal Accounting Officer