Form 10QSB
period 2004-03-31
ZYNEX MEDICAL HOLDINGS   INC
filed 2004-05-24
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 2004


                       Commission File Number: 33-26787-D



                          Zynex Medical Holdings, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)



          Nevada                     33-26787-D             87-0403828
---------------------------       ---------------     ----------------------
State or Other Jurisdiction       Commission File     IRS Employer Identifi-
      of Incorporation                 Number              cation Number



             8100 South Park Way, Suite A-9
             Littleton, Colorado                           80120
             ----------------------------------------------------
             Address of Principal Executive Offices      Zip Code



                                (303) 703-4906
                         ------------------------------
                         Registrant's Telephone Number,
                              Including Area Code




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]           No [ ]

As of May 13, 2004, 22,331,662 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]








                       ZYNEX MEDICAL HOLDINGS, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets -
         March 31, 2004 .....................................      3

         Condensed Consolidated Statements of Operations -
         Quarter Ended March 31, 2004 and 2003 ..............      4

         Condensed Consolidated Statements of Cash Flows -
         Quarter Ended March 31, 2004 and 2003 ..............      5

         Notes to Condensed Consolidated Financial
         Statements .........................................      6

Item 2.  Management's Discussion and Analysis of
         Operations .........................................      9

Item 3.  Controls and Procedures ............................     10

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     11

Item 2.  Changes in Securities ..............................     11

Item 3.  Defaults Upon Senior Securities ....................     11

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................     11

Item 5.  Other Information ..................................     11

Item 6.  Exhibits and Reports on Form 8-K ...................     11

SIGNATURES ..................................................     12

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          ZYNEX MEDICAL HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                March 31,
                                                                  2004
                                                                ---------
                    ASSETS

Current assets:
  Receivables, net of reserves of $334,274                      $ 200,675
  Inventories                                                     241,375
  Other current assets                                              7,739
                                                                ---------
     Total current assets                                         449,789

Property and equipment, net                                       139,618
Other assets                                                       17,602
                                                                ---------
     Total assets                                               $ 607,009
                                                                =========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Notes payable                                                 $ 133,714
  Current portion of long-term obligations                         92,301
  Accounts payable                                                216,262
  Accrued liabilities                                              92,753
  Income taxes payable                                             79,809
  Loans payable                                                    27,000
  Advances from officer                                            17,741
                                                                ---------
     Total current liabilities                                    659,580
Long-term obligations                                              59,505
Stockholders' deficiency:
  Preferred stock, $.001 par value, 10,000,000 authorized,
   no shares issued and outstanding                                  -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, issued and outstanding 22,251,662 shares            22,252
  Common stock subscribed                                          80,000
  Additional paid-in capital                                      161,627
  Accumulated deficit                                            (375,955)
                                                                ---------
     Total stockholders' deficiency                              (112,076)
                                                                ---------
Total liabilities and stockholders' deficiency                  $ 607,009
                                                                =========

                          ZYNEX MEDICAL HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Quarter Ended
                                                           March 31,
                                                    -----------------------
                                                       2004         2003
                                                    ----------   ----------

Net sales and rental income                         $  262,941   $  292,335
Cost of sales and rentals                               46,098       41,219
                                                    ----------   ----------
     Gross profit                                      216,843      251,116

Selling, general and administrative                    387,767      196,026
                                                    ----------   ----------
     Income (loss) from operations                    (170,924)      55,090

Interest and other                                      16,068       14,596
                                                    ----------   ----------
     Income (loss) before income taxes                (186,992)      40,494

Income tax provision                                      -          16,198
                                                    ----------   ----------
Net income (loss)                                   $ (186,992)  $   24,296
                                                    ==========   ==========
Basic and diluted net income (loss) per
  common share                                      $    (0.01)  $     0.00
                                                    ==========   ==========

Weighted average number of shares outstanding       22,198,915   22,151,662
                                                    ==========   ==========

                          ZYNEX MEDICAL HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                       2004         2003
                                                    ----------   ----------

Cash flows from operating activities:
Net income (loss)                                   $ (186,992)  $   24,296
Adjustments to reconcile net income (loss) to
  net cash used by operations:
   Depreciation                                          8,614        6,311
   Reserve for uncollectible accounts                   20,420      112,938
   Decrease in rental inventory                           -            -
   Issuance of warrants for consulting services         61,727         -
   Changes in operating assets and liabilities:
    Accounts receivable                                (35,289)    (218,300)
    Inventories                                        (46,180)      65,288
    Other current assets                                (6,439)      (4,489)
    Accounts payable                                    54,602      (19,586)
    Accrued liabilities                                (20,275)      59,410
    Income taxes payable                                (2,391)       9,445
    Advances from officers                               4,925      (13,615)
                                                    ----------   ----------
Net cash used in operating activities                 (147,278)      21,698

Cash flows from investing activities:
  Purchase of property and equipment                   (80,372)      (1,138)
  Other assets                                          (7,837)        -
                                                    ----------   ----------
Net cash provided by (used in) investing
  activities                                           (88,209)      (1,138)

Cash flows from financing activities:
  Proceeds from loans payable                           27,000         -
  Principal payments on notes payable and
   long-term obligations                               (27,845)     (20,560)
   Proceeds from new debt financing                     56,332         -
   Proceeds from sale of common stock                  180,000         -
                                                    ----------   ----------
Net cash provided by (used in) financing
  activities                                           235,487      (20,560)
                                                    ----------   ----------
Increase (decrease) in cash                               -            -
Cash at beginning of period                               -            -
                                                    ----------   ----------
Cash at end of period                               $     -      $     -
                                                    ==========   ==========
Supplemental disclosure of cash flow
 information:
  Cash paid for interest                            $    5,719   $   17,491
                                                    ==========   ==========

  Cash paid for income taxes                        $    2,391   $     -
                                                    ==========   ==========

                          ZYNEX MEDICAL HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Nature of Business

     The Company designs, manufactures and markets a line of FDA approved products for the electrotherapy and stroke recovery markets. The Company also purchases electrotherapy devices and supplies from other domestic and international suppliers for resale.

     On February 11, 2004, Zynex Medical Holdings, Inc., formerly Fox River Holdings, Inc., acquired 100% of the common stock of Zynex Medical, Inc. pursuant to an acquisition agreement by issuing 19,500,000 shares of common stock to the sole shareholder of Zynex Medical, Inc. Coincident with the transaction, Fox River Holdings, Inc. changed its name to Zynex Medical Holdings, Inc. Immediately after the transaction, the former shareholder of Zynex Medical, Inc. owned approximately 88.5 percent of the Company's common stock. The reorganization is recorded as a recapitalization effected by a reverse merger wherein Zynex Medical Holdings, Inc. is treated as the acquiree for accounting purposes, even though it is the legal acquirer. The transaction has been accounted for as a purchase, and accordingly, the results of operations for the periods presented represent solely those of the accounting acquirer, Zynex Medical, Inc. Since Zynex Medical Holdings, Inc. was a non-operating entity with limited business activity and no assets, goodwill was not recorded.

2.   Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Furthermore, the audit of Zynex Medical, Inc.'s December 31, 2003 financial statements has not been completed, consequently, the accompanying interim financial statements may be modified and are subject to change.

3.   Summary of Significant Policies

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Zynex Medical, Inc. and for all of the periods presented, and the accounts of Zynex Medical Holdings, Inc. subsequent to the February 11, 2004 reverse merger. All intercompany balances and transactions have been eliminated in consolidation.
                                      6


     Revenue Recognition

     Sales and rental income is recognized when a product has been medically prescribed and dispensed to a patient and, when applicable, a claim prepared by the Company has been filed with the patient's insurance provider.

     Provision for Sales Returns, Allowances and Bad Debts

     The Company maintains a provision for sales allowances, returns and bad debts. Sales returns and allowances result from reimbursements from insurance providers that are less than amounts claimed, as provided by agreement, where the amount claimed by the Company exceeds the insurance provider's usual, customary and reasonable reimbursement rate and when units are returned because of benefit denial. The provision is provided for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The amount of the reduction is estimated based on historical experience.

     Stock-Based Compensation

     Transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method. In March 2004, the Company issued a total of 110,000 warrants to purchase common stock for five years to two consultants for services rendered in connection with the reverse merger; 100,000 of the warrants are exercisable at $3.00 per share and 10,000 are exercisable at $.55 per share. As a result of these transactions, the Company recorded consulting expense of $61,727 during the quarter ended March 31, 2004.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. On March 16, 2004, the Company issued a warrant to one employee to purchase 10,000 shares of common stock at $3.00 per share. The warrant is valid through March 15, 2009. The Company accounts for warrants issued to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the employee's warrant. Had compensation cost for this award been determined based on the grant date fair value, consistent with the method required under SFAS 123, the Company's net loss for the quarter ended March 31, 2004 would have been increased by $6,190.

     The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 as modified by FIN 44 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 2004 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

4.   Net Earnings (Loss) Per Share

     The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share for the quarter ended March 31, 2004 as their effect is anti-dilutive.

     All share and per share amounts presented, reflect the 22,151,662 outstanding shares as a result of the February 11, 2004 reverse merger, adjusted for subsequent activity.

5.   Notes Payable

     Notes payable includes a term loan payable to FirstBank of Littleton, payable in monthly installments of $4,331, including interest at 7.5%, with a balloon payment of $105,533 due November 15, 2004. The loan is collateralized by accounts receivable and the President's personal residence.

6.   Long-Term Obligations

     Long-term obligations at March 31, 2004 consist of the following:

Revolving line of credit, payable in monthly
installments of $3,000 including interest at
prime plus 2% with the unpaid balance due on
May 4, 2004.  The line of credit is secured
by accounts receivable and inventory and is
guaranteed by the Small Business Administration.             $   41,424

Inventory financing obligations payable in monthly
installments of $3,479 with interest at 18.25% to
20.79%.  The obligations are collateralized by
inventory.                                                       32,318

Automobile loan payable in 60 monthly installments
of $1,351 with interest at 15.1%.                                56,332

Capital lease obligation                                         21,732
                                                             ----------
Total                                                           151,806

Less current portion                                             92,301
                                                             ----------
Long-term portion                                            $   59,505


7.   Common Stock

     During the quarter ended March 31, 2004, the Company received $180,000 from the sale of common stock to certain shareholders in a private placement, $80,000 of which represents subscribed but unissued shares as of March 31, 2004. The Company has used these proceeds for general working capital requirements.

8.   Contingency

     In connection with its sales of medical devices, the Company sells disposable supplies used with some of its devices. In some cases, the billings to private insurance companies exceed supplies actually shipped. It is possible that the affected private insurance companies or a governmental agency could assert claims for such overbillings. The Company discontinued this billing practice in March 2004 and has reserved the maximum estimated impact on the collectibility of accounts receivable, approximately $137,000 as of March 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes included in this report.

     Improved collection of claims and institution of more rigorous sales procedures instituted during the quarter ended March 31, 2004 are beginning to show results in increasing the speed and amounts of funds received for product sales and rentals. The fact that we were able to obtain small amounts of external equity financing during the quarter enabled the Company to hire additional personnel in the sales function. This action is beginning to show positive results as these sales people enhance their competency as regards our products and familiarize themselves with Company operating procedures. A unique aspect of our medical device business is the need to pay for inventory and sales remuneration as much as several months before we begin receiving insurance reimbursement for the device. This creates the situation where, unless sales growth is managed to fit cash flow, we need injections of equity or debt to handle cash requirements resulting from the aggregation and accumulation of sales expenses. In order to accelerate market penetration and sales growth, we require additional capital. Dependent on the amount of such additional capital available to the company, present plans are to invest a substantial portion of it in sales and marketing, manufacturing the inventory to support sales, and infrastructure to smoothly process the resulting transactions. Amounts of up to $5.0 million could be reasonably employed in this manner this year. Management constantly evaluates the alternative methods to obtain this capital on the most favorable terms. However, there can be no assurance that we will be able to locate sources of capital on such terms.

     We currently have 19 full time employees compared to 9 at the end of January. This increase reflects expansion of our sales and claims departments made available through funding that the company received since completing its merger transaction. These expansions mark the beginning of our program to ramp up introduction of our NeuroMoveTM stroke rehabilitation product and conventional product offerings. Expansion of the claims department was done to be able to more readily process in a timely fashion the insurance billings from an increased level of activity. We anticipate, subject to adequate financing levels, we will continue to expand both departments, as well as production, in order to continually accelerate product volumes and revenues. Present plans call for, subject to available financing as pointed out above, a doubling in the number of sales employees and representatives by December 31, 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     Net Sales and Rental Income

     Net sales for the three months ended March 31, 2004 decreased 10.1% to $262,941 compared with $292,335 for the three months ended March 31, 2003. This decrease is primarily due to higher than normal credits recorded for sales allowances and returns during the quarter ended March 31, 2004.

     Gross Profit

     Gross profit for the three months ended March 31, 2004 decreased $34,273, or 13.7%, compared to the three months ended March 31, 2003. The decrease is due to higher unit shipments during the quarter ended March 31, 2004. The gross profit generated by these higher unit sales was offset by the revenue reduction that resulted from the increase in sales allowances and returns.
The gross profit margin for the three months ended March 31, 2004 was 82.5% as compared with 85.9% for the three months ended March 31, 2003.

     Selling, General and Administrative

     Selling, general and administrative expenses increased from $196,026 for the three-month period ended March 31, 2003 to $387,767 for the three-month period ended March 31, 2004. The increase is due to stock compensation expense of $61,727 recognized during the quarter ended March 31, 2004 for warrants issued to consultants for services rendered relating to the Company's reverse merger, increased accounting expenses relating to the Company's initial audit, legal fees incurred in connection with the reverse merger and higher payroll costs due to an increase in headcount.

     Income Tax Provision

     No income tax benefit was recognized during the quarter ended March 31, 2004 since the Company's change in control prevents the carry-back of net operating losses to prior periods. This loss is available to offset future taxable income if realized.

     Liquidity

     The Company has a deficit in working capital of $209,791 as of March 31, 2004. New debt financing and proceeds from the sale of common stock of $236,332 was used to finance new equipment and operating activities. In order to maintain current operating levels during the balance of fiscal 2004, the Company will need to refinance existing notes payable due in 2004 and obtain new debt or equity financing. The Company is currently evaluating potential sources of additional capital.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain information included in this quarterly report contains statements that are forward-looking such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

     As of March 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

     The Company is currently engaged in addressing and changing certain billing and revenue recognition matters that have been identified in the audit of the December 31, 2003 financial statements currently in the process of completion.

                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     In February 2004, the Company sold 180,000 shares of its common stock to three Accredited Investors in exchange for $180,000 in cash.

     In connection with this offering, the Company relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Securities Act of 1933. The Company reasonably believes that the investors were "Accredited Investors" as such term is defined in Rule 501 of Regulation D at the time the offering occurred. The investors acquired the shares for investment purposes. A restrictive legend was placed on the certificates issued to the investors and stop transfer orders were given to our transfer agent. A Form D reporting the offering was filed with the Securities and Exchange Commission.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         31  Certification of Chief           Filed herewith electronically
             Executive Officer and Principal
             Financial Officer Pursuant
             to Section 302 of the
             Sarbanes-Oxley Act of 2002

         32  Certification of Chief           Filed herewith electronically
             Executive Officer and Principal
             Financial Officer Pursuant
             to Section 18 U.S.C. Section 1350


     (b) Reports on Form 8-K. The Company filed reports on Form 8-K dated January 27, 2004 reporting under Items 1, 5 and 7; February 11, 2004, reporting under Items 1, 2 and 7; and February 10, 2004, reporting under Items 4 and 7.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ZYNEX MEDICAL HOLDINGS, INC.



Date:  May 24, 2004               By:/s/ Thomas Sandgaard
                                     Thomas Sandgaard, President,
                                     Chief Executive Officer and
                                     Treasurer (Principal Financial Officer)