Form 10QSB/A
period 2004-03-31
ZYNEX MEDICAL HOLDINGS   INC
filed 2004-07-07
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB/A
                               AMENDMENT NO. 1


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



             8100 SouthPark Way, Suite A-9
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

                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets -
         March 31, 2004 .....................................      3

         Condensed Consolidated Statements of Operations -
         Quarter Ended March 31, 2004 and 2003 ..............      4

         Condensed Consolidated Statements of Cash Flows -
         Quarter Ended March 31, 2004 and 2003 ..............      5

         Condensed Consolidated Statement of Stockholders'
         Deficiency - Quarter Ended March 31, 2004 ..........      6

         Notes to Condensed Consolidated Financial
         Statements .........................................      7

Item 2.  Management's Discussion and Analysis of
         Operations .........................................     11

Item 3.  Controls and Procedures ............................     12

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     13

Item 2.  Changes in Securities ..............................     13

Item 3.  Defaults Upon Senior Securities ....................     13

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................     13

Item 5.  Other Information ..................................     13

Item 6.  Exhibits and Reports on Form 8-K ...................     13

SIGNATURES ..................................................     14

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          ZYNEX MEDICAL HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                March 31,
                                                                  2004
                                                                ---------
                                                                (Restated)
                    ASSETS

Current assets:
  Receivables, net of reserves of $334,274                      $ 200,675
  Inventories                                                     212,425
  Other current assets                                              7,739
                                                                ---------
     Total current assets                                         420,839

Property and equipment, net                                       139,618
Other assets                                                       17,602
                                                                ---------
     Total assets                                               $ 578,059
                                                                =========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Notes payable                                                 $ 133,714
  Current portion of long-term obligations                         92,301
  Accounts payable                                                216,262
  Accrued liabilities                                             102,272
  Income taxes payable                                             25,534
  Loans payable                                                    27,000
  Advances from officer                                            17,741
                                                                ---------
     Total current liabilities                                    614,824
Long-term obligations                                              59,505
Stockholders' deficiency:
  Preferred stock, $.001 par value, 10,000,000 authorized,
   no shares issued and outstanding                                  -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, issued and outstanding 22,251,662 shares            22,252
  Common stock subscribed (80,000 shares of common stock)          80,000
  Additional paid-in capital                                      161,627
  Accumulated deficit                                            (360,149)
                                                                ---------
     Total stockholders' deficiency                               (96,270)
                                                                ---------
Total liabilities and stockholders' deficiency                  $ 578,059
                                                                =========

                          ZYNEX MEDICAL HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Quarter Ended
                                                           March 31,
                                                    -----------------------
                                                       2004         2003
                                                    ----------   ----------
                                                    (Restated)

Net sales and rental income                         $  262,941   $  292,335
Cost of sales and rentals                               46,098       41,219
                                                    ----------   ----------
     Gross profit                                      216,843      251,116

Selling, general and administrative                    387,767      196,026
                                                    ----------   ----------
     Income (loss) from operations                    (170,924)      55,090

Interest and other                                      16,068       14,596
                                                    ----------   ----------
     Income (loss) before income taxes                (186,992)      40,494

Income tax provision (benefit)                          (6,375)      16,198
                                                    ----------   ----------
Net income (loss)                                   $ (180,617)  $   24,296
                                                    ==========   ==========
Basic and diluted net income (loss) per
  common share                                      $    (0.01)  $     0.00
                                                    ==========   ==========

Weighted average number of shares outstanding       22,198,915   22,151,662
                                                    ==========   ==========

                          ZYNEX MEDICAL HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                       2004         2003
                                                    ----------   ----------
                                                    (Restated)
Cash flows from operating activities:
Net income (loss)                                   $ (180,617)  $   24,296
Adjustments to reconcile net income (loss) to
  net cash used by operations:
   Depreciation                                          8,614        6,311
   Issuance of warrants for consulting services         61,727         -
   Changes in operating assets and liabilities:
    Accounts receivable                                (14,869)    (105,362)
    Inventories                                        (46,180)      65,288
    Other current assets                                (6,439)      (4,489)
    Accounts payable                                    54,602      (19,586)
    Accrued liabilities                                (20,275)      59,410
    Income taxes payable                                (8,766)       9,445
    Advances from officers                               4,925      (13,615)
                                                    ----------   ----------
Net cash provided by (used in) operating activities   (147,278)      21,698

Cash flows from investing activities:
  Purchase of property and equipment                   (80,372)      (1,138)
  Other assets                                          (7,837)        -
                                                    ----------   ----------
Net cash provided by (used in) investing
  activities                                           (88,209)      (1,138)

Cash flows from financing activities:
  Proceeds from loans payable                           27,000         -
  Principal payments on notes payable and
   long-term obligations                               (27,845)     (20,560)
   Proceeds from new debt financing                     56,332         -
   Proceeds from sale of common stock                  180,000         -
                                                    ----------   ----------
Net cash provided by (used in) financing
  activities                                           235,487      (20,560)
                                                    ----------   ----------
Increase (decrease) in cash                               -            -
Cash at beginning of period                               -            -
                                                    ----------   ----------
Cash at end of period                               $     -      $     -
                                                    ==========   ==========
Supplemental disclosure of cash flow
 information:
  Cash paid for interest                            $    5,719   $   17,491
                                                    ==========   ==========

  Cash paid for income taxes                        $    2,391   $     -
                                                    ==========   ==========

                       ZYNEX MEDICAL HOLDINGS, INC.
        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       Three Months Ended March 31, 2004
                                  (unaudited)


                                              Common    Addi-
                                              Stock     tional     Accumu-
                           Number             Sub-     Paid-in     lated
                          of Shares   Amount  scribed   Capital    Deficit      Total
                         ----------- -------- ------- ----------- ------------ ---------
Balance, December 31,
2003                     10,549,877  $10,550  $  -    $3,031,989  $(3,404,649) $(362,110)

 Conversion of debt
 for stock in January     2,601,786    2,602     -       356,198         -       358,800

 Reverse merger
 activities
 February 11,
 2004:
  Consolidated net
   (deficit)                   -        -        -    (3,388,187)   3,225,117   (163,070)
  Shares issued
   to Zynex Medical,
   Inc. shareholder      19,500,000   19,500     -                                19,500
  Cancellation
   of certificates      (10,500,001) (10,500)    -                               (10,500)

 Sale of common stock       100,000      100     -        99,900                 100,000

 Proceeds from common
 stock subscriptions           -        -      80,000                             80,000

 Warrants issued
 to consultants                -        -        -        61,727                  61,727

Net (loss)                     -        -        -                   (180,617)  (180,617)
                         ----------- -------- ------- ----------- ------------ ----------
Balance, March 31,
2004                      22,251,662 $ 22,252 $80,000 $   161,627 $  (360,149) $ (96,270)
                         =========== ======== ======= =========== ============ ==========

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

     The original Form 10-QSB for quarter ended March 31, 2004 and filed on May 24, 2004 was prepared before completion of Zynex Medical, Inc.'s 2003 audit. Certain adjustments arose after May 24, 2004 that were recorded as of December 31, 2003 thereby affecting the opening balances in 2004. The restated financial statements also reflect an income tax benefit of $6,375 which was not recognized in the original filing. This amended Form 10-QSB reflects the impact of these adjustments on the balance sheet as of March 31, 2004 and the results of operations and cash flows for the three-month period then ended. The original Form 10-QSB reflected a net loss of $186,992 for the quarter ended March 31, 2004. The amended Form 10-QSB reflects a net loss of $180,617 for the same period.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Furthermore, these financial statements should be read in conjunction with Zynex Medical, Inc.'s audited financial statements at December 31, 2003, included in the Company's Form 8-K/A filed June 15, 2004.

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

     Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Zynex Medical, Inc. for all of the periods presented, and the accounts of Zynex Medical Holdings, Inc. subsequent to the February 11, 2004 reverse acquisition. All intercompany balances and transactions have been eliminated in consolidation.

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

     Stock-Based Compensation

     Transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method. On March 7, 2004, the Company issued a total of 110,000 warrants to purchase common stock for five years to two consultants for services rendered in connection with the reverse merger; 100,000 of the warrants are exercisable at $3.00 per share and 10,000 are exercisable at $.55 per share. The closing market quotation of the stock was $2.75 on March 7, 2004. As a result of these transactions, the Company recorded consulting expense of $61,727 during the quarter ended March 31, 2004.

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

The balance of $38,424 due on May 4, 2004 under the revolving line of credit guaranteed by the Small Business Administration was not paid. Therefore, the Company is in default under this agreement. The Company has requested an extension to continue paying $3,000 per month including principal and interest until this debt is extinguished.

7.   Common Stock

     During the quarter ended March 31, 2004, the Company received $180,000 from the sale of common stock to certain shareholders in a private placement, $80,000 of which represents subscribed (and paid for) but unissued shares as of March 31, 2004. The Company has used these proceeds for general working capital requirements.

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

9.   Events Subsequent to March 31, 2004

     On June 4, 2004, the Holding Company sold 685,714 shares of common stock to five investors at $1.75 per share. The proceeds realized from the sale were $1,030,000, net of transaction costs. In connection with the sales, the Holding Company granted Class A Warrants to purchase an additional 342,857 shares of common stock at $1.75 per share, Class B Warrants to purchase an additional 685,714 shares of common stock at $2.00 per share, Class C Warrants to purchase 22,858 shares of common stock at $.01 per share and Broker Warrants to purchase 45,713 shares of common stock at $.01 per share. The Class A Warrants expire on the 150th day after the actual effective date during which a registration statement has been available for use by the holder for resale under the Securities Act of 1933 of the common stock issuable upon exercise of the Class A Warrants. The Class B, Class C and Broker Warrants expire on June 4, 2009.

     Upon exercise of the warrants, the Holding Company is required to pay Warrant Exercise Compensation equal to 10 percent of the cash proceeds payable to the Holding Company. The Holding Company is further required to issue one Broker's Warrant for each 10 shares of Class A, Class B and Class C Warrants exercised by the subscribers.

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

     Gross Profit

     Gross profit for the three months ended March 31, 2004 decreased $34,273, or 13.7%, compared to the three months ended March 31, 2003. The decrease occurred despite higher unit shipments during the quarter ended March 31, 2004. The gross profit generated by these higher unit sales was offset by the reduction in revenue that resulted from an increase in the provision for sales allowances and returns. The gross profit margin for the three months ended March 31, 2004 was 82.5% as compared with 85.9% for the three months ended March 31, 2003.

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

     Income Tax Provision

     The income tax benefit recorded for the quarter ended March 31, 2004 is based on the estimated annualized effect of carrying back current period net operating losses to prior years.

     Liquidity

     The Company has a deficit in working capital of $193,985 as of March 31, 2004. New debt financing and proceeds from the sale of common stock of $236,332 was used to finance new equipment and operating activities. In order to maintain current operating levels during the balance of fiscal 2004, the Company will need to refinance existing notes payable due in 2004 and obtain new debt or equity financing. The Company is currently evaluating potential sources of additional capital.


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

ITEM 3.  CONTROLS AND PROCEDURES

     As of March 31, 2004, the Company's Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that the Company required the additional services of a full-time Director of Finance to formulate a system of disclosure controls and procedures. Accordingly, on May 10, 2004, Glenn Turpen, Director of Finance, was engaged on a full-time basis.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ZYNEX MEDICAL HOLDINGS, INC.



Date: July 7, 2004                By:/s/ Thomas Sandgaard
                                     Thomas Sandgaard, President,
                                     Chief Executive Officer and
                                     Treasurer (Principal Financial Officer)