Form 10QSB
period 2004-06-30
ZYNEX MEDICAL HOLDINGS   INC
filed 2004-08-12
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended June 30, 2004


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

                            Yes [X]           No [ ]

As of August 10, 2004, 23,037,377 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]




                       ZYNEX MEDICAL HOLDINGS, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Condensed Consolidated Balance Sheet -
         June 30, 2004 .....................................      3

         Condensed Consolidated Statements of Operations -
         Quarter Ended June 30, 2004 and 2003 and Six
         Months Ended June 30, 2004 and 2003 ...............      4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2004 and 2003 ...........      5

         Condensed Consolidated Statement of Stockholders'
         Equity - Six Months Ended June 30, 2004 .......          6

         Notes to Condensed Consolidated Financial
         Statements .........................................     7

Item 2.  Management's Discussion and Analysis of
         Operations .........................................    11

Item 3.  Controls and Procedures ............................    13

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................    13

Item 2.  Changes in Securities ..............................    13

Item 3.  Defaults Upon Senior Securities ....................    13

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................    13

Item 5.  Other Information ..................................    13

Item 6.  Exhibits and Reports on Form 8-K ...................    14

SIGNATURES ..................................................    14











                                      2



                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          ZYNEX MEDICAL HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                June 30,
                                                                  2004
                                                              -----------
                       ASSETS

Current assets:
  Cash and equivalents                                         $  762,008
  Receivables, less allowance for uncollectible
   accounts of $366,468                                           233,389
  Inventory                                                       245,983
  Other current assets                                              1,588
                                                              -----------
     Total current assets                                       1,242,968

Property and equipment, less accumulated depreciation             158,367
Other assets                                                       16,750
                                                              -----------
                                                              $ 1,418,085
                                                              ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                               $   185,402
  Capital lease                                                     9,702
  Accounts payable                                                201,343
  Accrued payroll and payroll taxes                                86,154
  Accrued income taxes                                             19,159
  Other accrued liabilities                                        65,384
                                                              -----------
     Total current liabilities                                    567,144
Notes payable, less current maturities                             45,630
Capital lease, less current maturities                              9,723

                                                              -----------
     Total liabilities                                            622,497
Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000
   authorized, no shares issued and outstanding                      -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, issued and outstanding 23,037,377 shares            23,037
  Common stock subscribed (30,000 shares of common stock)          30,000
  Additional paid-in capital                                    1,290,829
  Accumulated deficit                                            (548,278)
                                                              -----------
     Total stockholders' equity                                   795,588
                                                              -----------
                                                              $ 1,418,085
                                                              ===========
                                      3

                         ZYNEX MEDICAL HOLDINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                       Quarter Ended June 30,   Six Months Ended June 30,
                                      -----------------------   -------------------------
                                         2004         2003         2004         2003
                                      ----------   ----------   ----------   ----------

Net sales and rental income           $  336,705   $  284,763   $  599,596   $  577,098
Cost of sales and rentals                 54,528       48,807      100,628       90,026
                                      ----------   ----------   ----------   ----------
   Gross profit                          282,177      235,956      498,968      487,072

Selling, general and administrative      470,184      159,220      857,768      355,246
                                      ----------   ----------   ----------   ----------
   Income (loss) from operations        (188,007)      76,736     (358,800)     131,826

Interest and other                         6,497       13,135       22,696       27,731
                                      ----------   ----------   ----------   ----------
   Income (loss) before income taxes    (194,504)      63,601     (381,496)     104,095

Income tax (provision) benefit             6,375      (24,086)      12,750      (40,284)
                                      ----------   ----------   ----------   ----------
Net income (loss)                     $ (188,129)  $   39,515   $ (368,746)  $   63,811
                                      ==========   ==========   ==========   ==========

Basic and diluted net income
 (loss) per common share              $    (0.01)  $     0.00   $    (0.02)  $     0.00
                                      ==========   ==========   ==========   ==========

Weighted average number of shares
 outstanding                          22,521,945   22,151,662   22,360,430   22,151,662
                                      ==========   ==========   ==========   ==========

                         ZYNEX MEDICAL HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                      2004         2003
                                                   ---------    ---------
Cash flows from operating activities:
Net income (loss)                                  $(368,746)   $  63,811
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operations:
  Depreciation                                        22,858       12,622
  Issuance of warrants for consulting services        61,727         -
  Loss on disposal of equipment                        9,721         -
  Changes in operating assets and liabilities:
     Accounts receivable                             (47,583)    (180,182)
     Inventory and rented inventory                 (107,733)     116,076
     Other current assets                               (288)      (1,556)
     Other assets                                     (6,985)        -
     Accounts payable                                 39,683       47,065
     Accrued liabilities                              13,850       42,134

                                                   ---------    ---------
Net cash provided by (used in) operating
 activities                                         (383,496)      99,970

Cash flows from investing activities:
 Purchase of equipment                               (38,760)     (12,266)


Cash flows from financing activities:

 Payments on notes payable and capital lease         (62,908)     (43,814)
 Proceeds from sale of common stock                1,259,988         -
 Repayments of loans from stockholder                (12,816)     (40,017)
                                                   ---------    ---------
Net cash provided by (used in) financing
 activities                                        1,184,264      (83,831)
                                                   ---------    ---------
Increase in cash                                     762,008        3,873
Cash and cash equivalents at beginning of period        -            -
                                                   ---------    ---------
Cash and cash equivalents at end of period         $ 762,008    $   3,873
                                                   =========    =========

Supplemental cash flow information:
 Interest paid                                     $  14,467    $  26,393
 Income taxes paid                                     2,391         -
 Non-cash investing and financing activities -
  Equipment financed with note payable                56,332         -
  Equipment financed with capital lease                 -          29,000

                          ZYNEX MEDICAL HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 2004
                                  (unaudited)

                                                     Zynex Medical Holdings, Inc.
                          ---------------------------------------------------------------------------
                                                  Common      Additional
                           Number of               Stock       Paid In     Accumulated
                            Shares     Amount    Subscribed    Capital       Deficit         Total
                          ----------  --------   ----------   -----------   -----------   -----------
Balance December 31,
2003                      10,549,877  $ 10,550   $  -         $ 3,031,989   $(3,404,649)   $ (362,110)

 Conversion of debt for
 stock in January 2004     2,601,786     2,602      -             356,198          -          358,800

 Reverse merger activities
 February 11, 2004:
  Consolidated net
   (deficit)                    -          -        -          (3,388,187)    3,225,117      (163,070)
  Shares issued to
   Zynex Medical, Inc.
   shareholder            19,500,000    19,500      -              -               -           19,500
  Cancellation of
   certificates          (10,500,001)  (10,500)     -              -               -          (10,500)

 Sale of common stock        885,715       885      -           1,229,102          -        1,229,987

 Proceeds from common
  stock subscriptions           -         -       30,000           -               -           30,000

 Warrants issued to
  consultants                   -         -         -              61,727          -           61,727

  Net loss                      -         -         -                -         (368,746)     (368,746)
                          ----------  --------   -------      -----------   -----------   -----------
Balance June 30, 2004     23,037,377  $ 23,037   $30,000      $ 1,290,829   $  (548,278)  $   795,588
                          ==========  ========   =======      ===========   ===========   ===========

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

2.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2004 and the results of its operations for the quarter and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Furthermore, these financial statements should be read in conjunction with Zynex Medical, Inc.'s audited financial statements at December 31, 2003 included in the Company's Form 8-K/A filed June 15, 2004.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income (loss) or financial position as previously reported.

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

Stock-Based Compensation

Transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method. In March 2004, the Company issued a total of 110,000 warrants to purchase common stock for five years to two consultants for services rendered in connection with the reverse acquisition; 100,000 of the warrants are exercisable at $3.00 per share and 10,000 are exercisable at $.55 per share. As a result of these transactions, the Company recorded consulting expense of $61,727 in March 2004.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. On March 16, 2004, the Company issued a warrant to one employee to purchase 10,000 shares of common stock at $3.00 per share. The warrant is valid through March 15, 2009. The Company accounts for warrants issued to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the employee's warrant. Had compensation cost for this award been determined based on the grant date fair value, consistent with the method required under SFAS 123, the Company's net loss for the six months ended March 30, 2004 would have been increased by $6,190.

The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 as modified by FIN 44 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 2004 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

4.   Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share for the quarter and six months ended June 30, 2004 as their effect is anti-dilutive.

All share and per share amounts presented reflect the 22,151,662 outstanding shares as a result of the February 11, 2004 reverse acquisition, adjusted for subsequent activity.

5.   Cash

Cash as of June 30, 2004 consists of $22,207 in commercial bank deposits and $739,801 in a brokerage company working capital cash management account.

6.   Notes Payable

Notes payable at June 30, 2004 consisted of the following:

                                                   Current     Long-term
                                                  Maturities   Maturities
                                                  ----------   ----------

Note payable to a bank, principal and interest
payments of $4,331 due on a monthly basis
through November 15, 2004.  At the end of the
term, the entire outstanding balance is due;
annual interest rate of 7.5%, collateralized
by accounts receivable and the President's
personal residence.                                $115,423    $    -

Small Business Administration revolving line
of credit, principal payments and interest of
$3,000 due on a monthly basis through May 4,
2004, annual interest rate based on 2% over the
lowest prime rate, collateralized by inventory
accounts receivable and all contract rights.         35,627         -

Inventory financing obligations to financial
institutions, monthly principal and interest
payments total $2,709; annual interest rates
approximating 20%, collateralized by inventory       25,635         -

Motor vehicle contract payable in 60 monthly
installments of $1,351, annual interest at
15.1%, secured by automobile.                         8,717       45,630
                                                   --------      -------
Total                                              $185,402      $45,630
                                                   ========      =======

The Company paid the full balance due under the Small Business Administration revolving line of credit on August 4, 2004.

7.   Common Stock

During the six months ended June 30, 2004, the Company received $230,000 from the sale of 230,000 shares of common stock to certain shareholders in a private placement, $30,000 of which represents subscribed but unissued shares as of June 30, 2004. The Company has used these proceeds for general working capital requirements.

On June 4, 2004, the Company sold 685,715 shares of common stock to five investors at $1.75 per share. The proceeds realized from the sale were $1,029,987, net of transaction costs. In connection with the sales, the Company granted Class A Warrants to purchase an additional 342,859 shares of common stock at $1.75 per share, Class B Warrants to purchase an additional 685,715 shares of common stock at $2.00 per share, Class C Warrants to purchase 22,858 shares of common stock at $.01 per share and Broker Warrants to purchase 45,715 shares of common stock at $.01 per share. The fair value of the Broker Warrants was $132,198 at June 4, 2004.

The Class B, Class C and Broker's Warrants expire on June 4, 2009. The Class A Warrants expire on the 150th day after the actual effective date during which a registration statement has been available for use by the holder for resale under the Securities Act of 1933 of the common stock issuable upon exercise of the Class A Warrants. The Company's registration statement, filed July 16, 2004 on Form SB-2/A, became effective July 20, 2004.

Upon exercise of the warrants, the Company is required to pay Warrant Exercise Compensation equal to 10 percent of the cash proceeds payable to the Company. The Company is further required to issue one Broker's Warrant for each 10 shares of Class A, Class B and Class C Warrants exercised by the subscribers.

8.   Contingency

In connection with its sales of medical devices, the Company sells disposable supplies used with some of its devices. In some cases, the billings to private insurance companies exceed supplies actually shipped. It is possible that the affected private insurance companies or a governmental agency could assert claims for such overbillings. The Company discontinued this billing practice in March 2004 and has reserved the maximum estimated impact on the collectibility of accounts receivable, approximately $137,000 as of June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes contained in this report.

Following the reverse acquisition in February 2004, the Company embarked on a plan to recruit a management team, develop a sales organization and increase market awareness of its unique stroke rehabilitation product, the Neuromove[TM]. The Company has been successful in filling three key management roles in sales, marketing and finance. The management team will be complete with the addition of a Director of Operations anticipated to join the Company in the third quarter of 2004. The sales organization has been expanded from 3 sales representatives to 10. These new representatives received initial training on the Company's products in late July 2004 and increased revenues from this expanded organization are anticipated to begin in the third quarter of 2004. The Company has seen steady growth in Neuromove[TM] sales and rentals. This product has been the subject of favorable reports on a number of local television news segments across the United States.

Results of Operations

Net Sales and Rental Income. Net sales and rental income for the quarter ended June 30, 2004 was $336,705, an increase of $51,942, or 18.2% compared to $284,763 for the quarter ended June 30, 2003. Net sales and rental income for the six months ended June 30, 2004 was $599,596, an increase of $22,498, or 3.9%, compared to $577,098 for the six months ended June 30, 2003. The increase in net sales and rental income for both the quarter and six month period ended June 30, 2004 was due to higher revenues generated from the Company's Neuromove[TM] product.

Gross Profit. Gross profit for the quarter ended June 30, 2004 was $282,177, or 83.8% of revenue, an increase of $46,221, or 19.6%, from the gross profit of $235,956, or 82.9% of revenue, for the quarter ended June 30, 2003. Gross profit for the six months ended June 30, 2004 was $498,968, or 83.2% of revenue, an increase of $11,896, or 2.4%, from the gross profit of $487,072, or 84.4% of revenue, for the six months ended June 30, 2003. The increase in gross profit for the quarter and six months ended June 30, 2004, as compared with the same periods last year, is due to higher net sales and rental income. Gross profit as a percent of revenue for the quarter and six months ended June 30, 2004 is considered comparable to the like periods in 2003. Gross profit as a percent of revenue can vary depending on product mix.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 2004 were $470,184, an increase of $310,964, or 195.3%, compared to $159,220 for the same period last year. The increase is due to costs relating to the Company's reverse acquisition, advertising and marketing of the Neuromove[TM] product, and substantially increased personnel costs to support higher anticipated sales volumes. The Company has added several new positions in 2004 to facilitate increased sales and support, including a Vice President of Sales, Director of Finance and Director of Marketing. The number of personnel employed by the Company was 18 at June 30, 2004 versus 7 at June 30, 2003.

Selling, general and administrative expenses for the six months ended June 30, 2004 were $857,768, an increase of $502,522, or 141.4%, compared to $355,246 for the same period last year. The increase is primarily due to higher salaries and wages due to personnel additions discussed in the preceding paragraph, professional fees incurred in connection with the Company's reverse acquisition and initial financial audit and advertising.

Interest and Other. Interest and other expenses were $6,497 for the quarter ended June 30, 2004, a decrease of $6,638 compared to $13,135 for the same period last year. The decrease is primarily due to foreign currency transaction gains of $3,245 realized during the quarter ended June 30, 2004 compared with foreign currency transaction losses of $4,806 realized in the same period in 2003. The Company purchases certain products for resale from a European manufacturer. The transactions are denominated in Euros.

Income Tax Provision (Benefit). The income tax benefit recorded for the quarter and six month period ended June 30, 2004 represents the estimated annualized effect of carrying back current period net operating losses to 2003.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements. We expect that our requirement for cash to fund these uses will increase as our operations expand.

Cash used in operating activities was $383,496 for the six months ended June 30, 2004 compared with cash provided by operations of $99,970 for the six months ended June 30, 2003. Cash used in operating activities in the first six months of 2004 resulted primarily from our net loss, increases in accounts receivable due to higher revenues and purchases of inventory to support forecasted sales.

Cash used in investing activities was $45,745 for the six months ended June 30, 2004 compared to $12,266 for the same period in 2003. Cash used in investing activities represents the purchase of equipment (primarily computers and office furniture) and an increase in the deposit required under the Company's facility lease.

Cash provided from financing activities was $1,184,264 for the six months ended June 30, 2004 compared with cash used in financing activities of $83,831 for the six months ended June 30, 2003. Sales of common stock during the six months ended June 30, 2004 provided net cash proceeds of $1,259,988.

Cash at June 30, 2004 was $762,008. We believe, based on our current business outlook, that available cash will be adequate to meet our requirements for the balance of 2004. However, if we are unsuccessful in increasing revenues, or if actual spending exceeds our estimates, we may be required to seek new financing sources or reduce our operating costs.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management including the Company's Chief Executive and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

During the quarter ended June 30, 2004, the Company engaged a Director of Finance whose employment commenced May 10, 2004. There have been no other changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended June 30, 2004, the Company sold 50,000 shares of its common stock to three Accredited Investors in exchange for $50,000 in cash.

On June 4, 2004, we sold 685,715 shares of our common stock in a private placement for $1,030,000 to five accredited investors. In connection with the sale, we issued 342,859 Class A Warrants, 685,715 Class B Warrants and 22,858 Class C Warrants, with each warrant representing the right to purchase one share of our common stock at an exercise price of $1.75, $2.00 and $0.01, respectively, per share. The Class A Warrants expire on the 150th day after the actual effective date during which a registration statement has been available for use by the holder for resale under the Securities Act of 1933 of the common stock issuable upon exercise of the Class A Warrants. The Class B, Class C and Broker Warrants expire on June 4, 2009.

Additionally, in connection with the sale of the 685,715 shares of our common stock, we issued to J.P. Turner & Co., LLC the placement agent, five-year warrants to purchase 45,715 shares of our common stock plus a number of shares of our common stock equal to 10% of the number of shares exercised by the Class A and B Warrant holders, at an exercise price of $0.01 per share. J.P. Turner & Co. was also paid a commission of $120,000.

In connection with these offerings, the Company relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Securities Act of 1933. The Company reasonably believes that the investors were "Accredited Investors" as such term is defined in Rule 501 of Regulation D at the time the offering occurred. The investors acquired the shares for investment purposes. A restrictive legend was placed on the certificates issued to the investors and stop transfer orders were given to our transfer agent.

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

         32  Certification of Chief           Filed herewith electronically
             Executive Officer and Principal
             Financial Officer Pursuant
             to Section 18 U.S.C. Section 1350


     (b) Reports on Form 8-K. During the quarter ended June 30, 2004, the Company filed one report on Form 8-K dated May 24, 2004, reporting information under Items 4 and 7, and a Form 8-K/A amendment to a Form 8-K report dated February 11, 2004, reporting information under Item 7.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ZYNEX MEDICAL HOLDINGS, INC.



Date: August 12, 2004             By:/s/ Thomas Sandgaard
                                     Thomas Sandgaard, President,
                                     Chief Executive Officer and
                                     Treasurer (Principal Financial Officer)