Form 10QSB
period 2004-09-30
ZYNEX MEDICAL HOLDINGS   INC
filed 2004-11-12
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended September 30, 2004


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

                            Yes [X]           No [ ]

As of November 10, 2004, 23,070,377 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]







                       ZYNEX MEDICAL HOLDINGS, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page Number
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Condensed Consolidated Balance Sheet -
         September 30, 2004 .................................      3

         Condensed Consolidated Statements of Operations -
         Quarter Ended September 30, 2004 and 2003 and Nine
         Months Ended September 30, 2004 and 2003 ...........      4

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2004 and 2003 ......      5

         Condensed Consolidated Statement of Stockholders'
         Equity - Nine Months Ended September 30, 2004             6

         Notes to Condensed Consolidated Financial
         Statements .........................................      7

Item 2.  Management's Discussion and Analysis or Plan of
         Operations .........................................     11

Item 3.  Controls and Procedures ............................     12

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     13

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds ...........................................     13

Item 3.  Defaults Upon Senior Securities ....................     13

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................     13

Item 5.  Other Information ..................................     13

Item 6.  Exhibits                                                 13

SIGNATURES ..................................................     14

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          ZYNEX MEDICAL HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                             September 30,
                                                                  2004
                                                              -----------
                       ASSETS

Current assets:
  Cash and equivalents                                         $  283,232
  Receivables, less allowance for uncollectible
   accounts of $367,739                                           254,528
  Inventory                                                       332,394
  Other current assets                                             27,524
                                                              -----------
     Total current assets                                         897,678

Property and equipment, less accumulated depreciation             119,135
Other assets                                                       16,750
                                                              -----------
                                                              $ 1,033,563
                                                              ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                        $   140,208
Accounts payable                                                136,026
  Accrued payroll and payroll taxes                               108,818
  Accrued income taxes                                              8,397
  Other accrued liabilities                                        63,890
                                                              -----------
     Total current liabilities                                    457,339

Long-term debt                                                     50,417
                                                              -----------
     Total liabilities                                            507,756

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000
   authorized, no shares issued and outstanding                      -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, issued and outstanding 23,070,377 shares            23,070
  Additional paid-in capital                                    1,335,233
  Accumulated deficit                                            (832,496)
                                                              -----------
     Total stockholders' equity                                   525,807
                                                            -----------
                                                              $ 1,033,563
                                                              ===========

                         ZYNEX MEDICAL HOLDINGS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                           Quarter Ended            Nine Months Ended
                                           September 30,               September 30,
                                      -----------------------   -----------------------
                                         2004         2003         2004         2003
                                      ----------   ----------   ----------   ----------
Net sales and rental income           $  366,784   $  320,686   $  966,430   $  897,784
Cost of sales and rentals                 61,194       64,118      161,820      154,144
                                      ----------   ----------   ----------   ----------
   Gross profit                          305,590      256,568      804,610      743,640

Selling, general and administrative      555,985      174,142    1,413,937      529,388
                                      ----------   ----------   ----------   ----------
   Income (loss) from operations        (250,395)      82,426     (609,327)     214,252

Interest and other                        33,823        4,358       56,387       32,089
                                      ----------   ----------   ----------   ----------
   Income (loss) before income taxes    (284,218)      78,068     (665,714)     182,163

Income tax (provision) benefit                 -      (29,564)      12,750      (69,848)
                                      ----------   ----------   ----------   ----------
Net income (loss)                     $ (284,218)  $   48,504   $ (652,964)  $  112,315
                                      ==========   ==========   ==========   ==========

Basic and diluted net income
 (loss) per common share              $    (0.01)  $     0.00   $    (0.03)  $     0.01
                                      ==========   ==========   ==========   ==========

Weighted average number of shares
 outstanding                          23,039,007   22,151,662   22,588,273   22,151,662
                                      ==========   ==========   ==========   ==========

                          ZYNEX MEDICAL HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                  -------------------------
                                                      2004         2003
                                                   ---------    ---------
Cash flows from operating activities:
Net income (loss)                                  $(652,964)   $ 112,315
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operations:
  Depreciation                                        32,697       19,637
  Loss on disposal of equipment                       38,221         -
  Issuance of stock for loan financing                 2,730         -
  Issuance of warrants for consulting services        61,727         -
  Issuance of stock options for consulting
   services                                           11,707
  Changes in operating assets and liabilities:
     Accounts receivable                             (68,722)     (22,076)
     Inventory and rented inventory                 (188,118)      99,311
     Other current assets                            (25,162)        (274)
     Other assets                                     (6,985)        -
     Accounts payable                                (25,634)     (79,380)
     Accrued liabilities                              24,258       25,857
                                                   ---------    ---------
Net cash provided by (used in) operating
 activities                                         (796,245)     155,390

Cash flows from investing activities:
 Purchase of equipment                               (43,893)     (13,469)

Cash flows from financing activities:
 Payments on notes payable                          (122,739)     (67,326)
 Proceeds from sale of common stock                1,259,987         -
 Repayments of loans from stockholder                (13,878)     (69,945)
                                                   ---------    ---------
Net cash provided by (used in) financing
 activities                                        1,123,370     (137,271)
                                                   ---------    ---------
Increase in cash                                     283,232        4,650
Cash and equivalents at beginning of period             -            -
                                                   ---------    ---------
Cash and equivalents at end of period              $ 283,232    $   4,650
                                                   =========    =========

Supplemental cash flow information:
 Interest paid                                     $  22,184    $  36,108
 Income taxes paid                                    13,153         -
 Non-cash investing and financing activities -
  Equipment financed with note payable                56,332         -
  Equipment financed with capital lease                 -          29,000

                         ZYNEX MEDICAL HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 2004
                                  (unaudited)

                                                     Zynex Medical Holdings, Inc.
                         --------------------------------------------------------------------------
                                                  Common      Additional
                           Number of               Stock       Paid In     Accumulated
                            Shares     Amount    Subscribed    Capital       Deficit       Total
                          ----------  --------   ----------   -----------   -----------  ----------
Balance December 31,
2003                      10,549,877  $ 10,550   $  -         $ 3,031,989   $(3,404,649) $ (362,110)

 Conversion of debt for
 stock in January 2004     2,601,786     2,602      -             356,198          -        358,800

 Reverse merger activities
 February 11, 2004:
  Consolidated net
   (deficit)                    -          -        -          (3,388,187)    3,225,117    (163,070)
  Shares issued to
   Zynex Medical, Inc.
   shareholder            19,500,000    19,500      -              -               -         19,500
  Cancellation of
   certificates          (10,500,001)  (10,500)     -              -               -        (10,500)

 Sale of common stock        915,715       915      -           1,126,874          -      1,127,789

 Broker warrants issued         -         -         -             132,198          -        132,198

 Common stock issued
  as additional interest       3,000         3      -               2,727          -          2,730

 Warrants issued to
  consultants                   -         -         -              61,727          -         61,727

 Stock options issued
   to consultants               -         -         -              11,707          -         11,707

  Net loss                      -         -         -                -         (652,964)   (652,964)
                          ----------  --------   -------      -----------   -----------  ----------
Balance September 30,
2004                      23,070,377  $ 23,070      -         $ 1,335,233   $  (832,496) $  525,807
                          ==========  ========   =======      ===========   ===========  ==========



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

On February 11, 2004, Zynex Medical Holdings, Inc., formerly Fox River Holdings, Inc., acquired 100% of the common stock of Zynex Medical, Inc. pursuant to an acquisition agreement by issuing 19,500,000 shares of common stock to the sole shareholder of Zynex Medical, Inc. Coincident with the transaction, Fox River Holdings, Inc. changed its name to Zynex Medical Holdings, Inc. Immediately after the transaction, the former shareholder of Zynex Medical, Inc. owned approximately 88.5 percent of the Company's common stock. The reorganization is recorded as a recapitalization effected by a reverse acquisition wherein Zynex Medical Holdings, Inc. is treated as the acquiree for accounting purposes, even though it is the legal acquirer. The transaction has been accounted for as a purchase, and accordingly, the results of operations for the periods presented represent solely those of the accounting acquirer, Zynex Medical, Inc. Since Zynex Medical Holdings, Inc. was a non-operating entity with limited business activity and no assets, goodwill was not recorded.

2.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2004 and the results of its operations for the quarter and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003.

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

On August 13, 2004, the Company issued 3,000 shares of common stock valued at $2,730 to an individual who loaned the Company $60,000 from April 1, 2004 through June 11, 2004, the date of repayment. The loan carried interest at 2% per month plus 1,000 shares of common stock for each month, or part thereof, that the loan was unpaid.

On September 27, 2004, the Company issued options valued at $11,707 to acquire 1,900,000 shares of common stock to a financial consulting firm in exchange for consulting services provided in connection with the Company's reverse acquisition, private placement and ongoing investor relations. The fair value of $11,707 is included in selling, general and administrative expense for quarter ended September 30, 2004. The options, which expire September 26, 2009, permit the purchase of common stock in quantities and at prices set forth as follows:

                    Number of Shares         Price Per Share
                    ----------------         ---------------
                         100,000                 $0.40
                         400,000                 $1.75
                         200,000                 $2.00
                         200,000                 $2.25
                         200,000                 $2.50
                         200,000                 $2.75
                         200,000                 $3.00
                         200,000                 $3.50
                         200,000                 $4.00

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of stock options and other equity instruments to employees based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. On March 16, 2004, the Company issued a warrant to one employee to purchase 10,000 shares of common stock at $3.00 per share. The warrant is valid through March 15, 2009. The Company accounts for warrants issued to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the employee's warrant. Had compensation cost for this award been determined based on the grant date fair value, consistent with the method required under SFAS 123, the Company's net loss for the nine months ended September 30, 2004 would have been increased by $6,190.

The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 as modified by FIN 44 and elect the disclosure-only alternative under SFAS No. 123 for stock-based compensation awarded in 2004 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

4.   Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share for the quarter and nine months ended September 30, 2004 as their effect is anti-dilutive.

All share and per share amounts presented reflect the 22,151,662 outstanding shares as a result of the February 11, 2004 reverse acquisition, adjusted for subsequent activity.

5.   Cash and Equivalents

Cash and equivalents as of September 30, 2004 consists of $30,046 in commercial bank deposits and $253,186 in a brokerage company working capital cash management account.

6.   Notes Payable

Notes payable at September 30, 2004 consisted of the following:

                                                   Current     Long-term
                                                  Maturities   Maturities
                                                  ----------   ----------

Note payable to a bank, principal and interest
payments of $4,331 due on a monthly basis
through October 15, 2004.  At the end of the
term, the entire outstanding balance is due;
annual interest rate of 7.5%, collateralized
by accounts receivable and the President's
personal residence.                                $104,254    $    -

Inventory financing obligations to financial
institutions, monthly principal and interest
payments total $2,709; annual interest rates
approximating 20%, collateralized by inventory       17,012         -

Motor vehicle contract payable in 60 monthly
installments of $1,351, annual interest at
15.1%, secured by automobile.                         9,045       43,242

Settlement agreement payable in 36 monthly
payments of $909 including interest at 8%.            9,897        7,175
                                                   --------      -------
Total                                              $140,208      $50,417
                                                   ========      =======

Subsequent to September 30, 2004, the Company entered into a debt modification agreement whereby the note payable to bank due October 15, 2004 was extended with identical terms through October 15, 2005.

7.   Common Stock

During the nine months ended September 30, 2004, the Company received $230,000 from the sale of 230,000 shares of common stock to certain shareholders in a private placement. The Company has used these proceeds for general working capital requirements.

On June 4, 2004, the Company sold 685,715 shares of common stock to five investors at $1.75 per share. The proceeds realized from the sale were $1,029,987, net of transaction costs. In connection with the sales, the Company granted Class A Warrants to purchase an additional 342,859 shares of common stock at $1.75 per share, Class B Warrants to purchase an additional 685,715 shares of common stock at $2.00 per share, Class C Warrants to purchase 22,858 shares of common stock at $.01 per share and Broker Warrants to purchase 45,715 shares of common stock at $.01 per share. The fair value of the Broker Warrants was $132,198 at June 4, 2004 using the Black-Scholes option pricing model.

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

8.   Contingency

In connection with its sales of medical devices, the Company sells disposable supplies used with some of its devices. In some cases, the billings to private insurance companies exceed supplies actually shipped. It is possible that the affected private insurance companies or a governmental agency could assert claims for such overbillings. The Company discontinued this billing practice in March 2004 and has reserved the maximum estimated impact on the collectibility of accounts receivable, approximately $137,000 as of September 30, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes contained in this report.

Results of Operations

Net Sales and Rental Income. Net sales and rental income for the quarter ended September 30, 2004 was $366,784 an increase of $46,098, or 14.4% compared to $320,686 for the quarter ended September 30, 2003. Net sales and rental income for the nine months ended September 30, 2004 was $966,430, an increase of $68,646, or 7.6%, compared to $897,784 for the nine months ended September 30, 2003. The increase in net sales and rental income for both the quarter and nine-month period ended September 30, 2004 was due to higher revenues generated from the Company's Neuromove[TM] product.

Gross Profit. Gross profit for the quarter ended September 30, 2004 was $305,590, or 83.3% of revenue, an increase of $49,022, or 19.1%, from the gross profit of $256,568, or 80.0% of revenue, for the quarter ended September 30, 2003. Gross profit for the nine months ended September 30, 2004 was $804,610, or 83.3% of revenue, an increase of $60,970, or 8.2%, from the gross profit of $743,640, or 82.8% of revenue, for the nine months ended September 30, 2003. The increase in gross profit for the quarter and nine months ended September 30, 2004, as compared with the same periods last year, is due to higher net sales and rental income. Gross profit as a percent of revenue for the quarter and nine months ended September 30, 2004 is considered comparable to the like periods in 2003. Gross profit as a percent of revenue can vary depending on product mix.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 2004 were $555,985, an increase of $381,843, or 219.3%, compared to $174,142 for the same period last year. The increase is due to accounting and legal costs relating to the Company's reverse acquisition, advertising and marketing of the Neuromove[TM] product, substantially increased personnel costs to support higher anticipated sales volumes and stock compensation expense relating to options granted in exchange for consulting services.

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $1,413,937, an increase of $884,549, or 167.1%, compared to $529,388 for the same period last year. The increase is primarily due to higher salaries and wages due to personnel additions discussed in the preceding paragraph, professional fees incurred in connection with the Company's reverse acquisition and initial financial audit, advertising and stock compensation expense. The Company has added several new positions in 2004 to facilitate increased sales and support, including a Director of Finance and a Manager of International Distribution. The number of personnel employed by the Company was 21 at September 30, 2004 versus 7 at September 30, 2003.

Interest and Other. Interest and other expenses were $33,823 for the quarter ended September 30, 2004, an increase of $29,465 compared to $4,358 for the same period last year. The increase is primarily due a loss of $25,500 recognized upon disposal of equipment that required upgrading. Interest and other expenses were $56,387 for the nine months ended September 30, 2004, an increase of $24,298 compared to $32,089 for the nine months ended September 30, 2003. The increase is due to losses of $35,221 recognized for equipment disposals offset by lower interest expense.

Income Tax Provision (Benefit). The income tax benefit recorded for the nine month period ended September 30, 2004 represents the estimated annualized effect of carrying back current period net operating losses to 2003.

Liquidity and Capital Resources

We require cash to fund our operating expenses and working capital requirements. We expect that our requirement for cash to fund these uses will increase as our operations expand.

Cash used in operating activities was $796,245 for the nine months ended September 30, 2004 compared with cash provided by operations of $155,390 for the nine months ended September 30, 2003. Cash used in operating activities during the first nine months of 2004 resulted primarily from our net loss, increases in accounts receivable due to higher revenues and purchases of inventory to support forecasted sales and consignment to new sales representatives.

Cash used in investing activities was $43,893 for the nine months ended September 30, 2004 compared to $13,469 for the same period in 2003. Cash used in investing activities represents the purchase of equipment, primarily computers and office furniture.

Cash provided from financing activities was $1,123,370 for the nine months ended September 30, 2004 compared with cash used in financing activities of $137,271 for the nine months ended September 30, 2003. Sales of common stock during the nine months ended September 30, 2004 provided net cash proceeds of $1,259,987.

Cash and equivalents at September 30, 2004 was $283,232. We believe, based on the planned increase in revenues for the fourth quarter, that available cash will be adequate to meet our requirements for the balance of 2004. However, in order to fully implement our business plan in 2005, we may need to raise additional equity or debt financing. We have initiated discussions with a fund manager and a firm that may provide the capital necessary to execute our business plan. There can be no assurance that we will be able to raise such additional financing or upon terms that are acceptable to us. In the event that we enter into any such financing, the terms thereto may be dilutive to or contain other terms that may adversely impact our existing stockholders.

In order to conserve existing financial resources until such time as additional financing is obtained, we will closely monitor both our costs and revenue expectations in future periods and will take actions as market conditions dictate.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management including the Company's Chief Executive and Principal

Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

There have been no changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS.

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

                                  ZYNEX MEDICAL HOLDINGS, INC.



Date: November 12, 2004           By:/s/ Thomas Sandgaard
                                  Thomas Sandgaard, President,
                                  Chief Executive Officer and
                                  Treasurer (Principal Financial Officer)