Form 10KSB
period 2004-12-31
ZYNEX MEDICAL HOLDINGS   INC
filed 2005-04-15
CIK 846475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE


                      For the year ended December 31, 2004
                                         -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


                        Commission file number 33-26787-D
                                               ----------

                          ZYNEX MEDICAL HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                 NEVADA                                    87-0403828
     -------------------------------                   -------------------
       (State or other jurisdiction                     I.R.S. employer
     of incorporation or organization                   Identification No.


     8100 Southpark Way, Suite A-9, Littleton, Colorado         80120
     --------------------------------------------------       ----------
        (Address of principal executive offices)              (Zip Code)


                    Issuer's telephone number: (303) 703-4906
                                               --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent year were $1,256,676.
                                                             -----------

     The aggregate market value of the 3,617,577 common shares held by non-affiliates of the registrant was $1,103,361 computed by reference to the average closing bid and ask price of such stock as listed on the non NASDAQ over the counter market on February 11, 2005.

     This computation is based on the number of issued and outstanding shares held by persons other that officers, Directors and shareholders of 5% or more of the registrant's common shares.

     As of February 11, 2005, 23,070,377 shares of common stock are issued and outstanding.

Documents incorporated by reference:  See exhibits.

Transitional Small Business Disclosure Form (check one):  Yes [ ]    No [X]


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

     When used in this annual report, the terms the "Company," "we," "us," "ours," and similar terms refers to Zynex Medical Holdings, Inc., a Nevada corporation, and its wholly-owned subsidiary, Zynex Medical, Inc.

                                TABLE OF CONTENTS

                           FORM 10-KSB ANNUAL REPORT -
                  FISCAL YEAR 2004 ZYNEX MEDICAL HOLDINGS, INC.


                                                                            PAGE
                                                                            ----

PART I

Item 1.  Description of Business .........................................    4
Item 2.  Description of Property .........................................   11
Item 3.  Legal Proceedings ...............................................   11
Item 4.  Submission of Matters to a Vote of Security Holders .............   11

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ........   11
Item 6.  Management's Discussion and Analysis or Plan of Operations ......   12
Item 7.  Financial Statements ............................................   F-1
Item 8.  Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosure ......................................   20
Item 8A. Controls and Procedures .........................................   20
Item 8B. Other Information ...............................................   20

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act .............   21
Item 10. Executive Compensation ..........................................   22
Item 11. Security Ownership of Certain Beneficial Owners and
           Management And Related Stockholder Matters ....................   23
Item 12. Certain Relationships and Related Transactions ..................   24
Item 13. Exhibits ........................................................   24
Item 14. Principal Accountant Fees and Services ..........................   25

ITEM 1.  DESCRIPTION OF BUSINESS

History

     Zynex Medical Holdings, Inc., formerly Fox River Holdings, Inc., formerly Arizona Ventures, Inc., formerly China Global Development, Inc., formerly iBonzai.com, Inc., (the "Company" or "Zynex"), was initially organized on December 26, 1991 as a Delaware corporation under the name of Life Medical Technologies, Inc. The Company engaged in the business of bringing new medical product technology to the health care market place. In 1995, the Company cut back its operations and eliminated most staffing. From 1996 to 1999, the Company maintained a skeleton crew to ship existing orders. By mid 1997, all employees were laid off. By 1999, all remaining assets were distributed to its wholly owned subsidiary (see below) and sold off to two of its former employees. Subsequently, all subsidiaries were either sold off or allowed to lapse into nonexistence. At December 31, 1999, only the parent corporation, Life Medical Technologies, Inc. remained.

     In May 2000, the Company acquired all the of equity of Virtual Market Solutions.com, Inc. (VMS), a privately-held Nevada corporation doing business as iBonZai.com ("iBonzai"). As a result of the acquisition, iBonZai became a wholly-owned subsidiary of the Company. Due to the change in the Internet industry following the U.S. stock market downturn in the spring of 2000, VMS experienced substantial obstacles in developing its business as a provider of broadband backbone, billing services and technical support to Internet service providers. As the Internet industry and economic conditions continued to deteriorate during the first half of 2001, management suspended operations and laid off all its employees. Following the events of September 11, 2001, the Company rescinded the acquisition of VMS in an effort to complete a restructuring of the Company's capital and shed itself of debt. As part of the rescission, VMS retained all assets of the Company and the associated debt. As such, the issuance of 9,250,000 shares of the Company's common stock was rescinded, and the Company's additional paid-in capital and accumulated deficit were adjusted for this event.

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

     On February 7, 2002, the Company acquired all of the issued and outstanding shares of Rainbow Light Global Corporation, a British Virgin Islands Corporation ("Rainbow") and changed its fiscal year end from December 31st to September 30th. Due to renewed deteriorations in the U.S. financial equity markets, the Company was unable to raise any capital to fund its new acquisition. Consequently, effective September 27, 2002 the Company rescinded the acquisition of Rainbow and canceled all shares issued for that acquisition.

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

     Due to the abandonment of the FRG acquisition, or any other acquisition or merger, management agreed with the former creditors to rescind their debt conversion. This resulted in the cancellation of approximately 3.2 million shares of common stock and a renewal of debt approximating $358,000 debt on the Company's books.

     On December 2, 2003, management obtained shareholder approval to effect a reverse split of 1 to 40, effective immediately, of its common stock and to change the name of the corporation to Zynex Medical Holdings, Inc.

     On February 11, 2004, Zynex Medical Holdings, Inc. acquired 100% of the common stock of Zynex Medical, Inc., a privately-held Colorado corporation ("Zynex Medical"), pursuant to an acquisition agreement by issuing 19,500,000 shares of common stock to the sole shareholder of Zynex Medical, Thomas Sandgaard. Immediately after the transaction, the former shareholder of Zynex Medical owned approximately 88.5 percent of the Company's common stock. For accounting purposes, Zynex Medical is treated as the acquiring corporation, and financial statements for years prior to 2004 are those of Zynex Medical.

     Zynex is the parent company of Zynex Medical. Zynex Medical designs, manufactures and markets a line of FDA approved medical devices for the electrotherapy and stroke rehabilitation markets. The Company's headquarters are located in Littleton, Colorado.

     Zynex Medical was incorporated under the laws of the state of Colorado on March 3, 1998, under the name of "Stroke Recovery Systems, Inc." ("SRSI"). On October 1, 2003, SRSI acquired, through a merger, the assets and the liabilities of Dan Med, Inc. ("DMI") and subsequently changed its name to "Zynex Medical, Inc."

     DMI was incorporated on October 31, 1996 in Colorado by Mr. Sandgaard. Initially, DMI's primary activities were importing European-made electrotherapy devices until 1999 when DMI also began developing and assembling its own line of electrotherapy products. Its own products constituted over 80% of DMI sales at the time of its acquisition by Zynex Medical.

     Zynex Medical (formerly SRSI) was established with its main activity being to provide electrotherapy devices for homecare to US patients suffering the effects of a stroke. In early 2002, SRSI introduced the entire DMI product line of standard electrotherapy products by adding a small sales force. In 2002, electrotherapy products generated over 75% of SRSI's revenues.

     Zynex Medical has developed a strong product line to compete in the electrotherapy market as well as our unique product, the NeuroMove(TM), for the stroke rehabilitation market segment. We believe the Neuromove(TM) is unique because of the ability of its built-in microprocessor to recognize low-level attempts by muscles to contract and then "reward" such detection with electrical stimulation. Although, there are other stroke rehabilitation techniques and products, we do believe there is not any similar product in the stroke rehabilitation market. All our products have been cleared by the Food and Drug Administration for sale in the United States. In the United States, our products require a physician's prescription or authorization before they can be dispensed.

     The Company's business model is developed around the physician's prescription being considered an "order" -- to provide the product to the patient. Then, the patient's private insurance or Medicare is billed for payment. Our electrotherapy products, the IF8000, TruWave and E-Wave, are promoted to physicians through our direct sales force. Our NeuroMove(TM) stroke rehabilitation product is marketed directly to the end-users and physicians who specialize in rehabilitation. Our growth in terms of revenue requires additional sales representatives, which is part of our business plan for 2005. In regard to international sales, we intend to continue using independent distributors who buy and resell our products.

OUR PRODUCTS

We currently have four products. We also have the resale products indicated below.

         Product Name                   Description
         ------------                   ----------------
         Our Products
         IF8000                         Combination Interferential and Muscle
                                        Stimulation Device

         E-Wave                         Dual Channel NeuroMuscular Electrical
                                        Stimulation Device

         TruWave                        Dual Channel TENS Device

         NM900                          NeuroMove. EMG triggered Electrical
                                        Stimulation Device

         Resold Products
         ---------------
         Elpha3000                      Dual Channel NeuroMuscular Electrical
                                        Stimulation

         Device
         ------
         Conti4000                      Electrical Stimulation Device for
                                        Incontinence Treatment

         Arista2000                     Dual Channel TENS Device

         Elpha1000                      Dual Channel TENS Device

         DCHT                           Cervical Traction Device

         LHT                            Lumbar Traction Device

         Electrodes                     Supplies, re-usable for delivery of
                                        electrical current to the body

DESCRIPTION OF THERAPY DEVICES AND TECHNIQUES

     Electrotherapy is gaining acceptance in the United States as its established use continues to grow worldwide. Electrotherapy is a form of electrical stimulation. Electrical stimulation is not known to have any side effects, which is a significant advantage over most medications used for relief of pain or other therapies. Applications for this treatment technique are many and include: pain relief, increasing blood flow, reducing edema, preventing venous thrombosis, increasing a patient's range-of-motion, preventing muscle disuse atrophy, reducing urinary incontinence and stroke and spinal cord injury rehabilitation.

     Technically, electrotherapy pain relief is accomplished by the introduction of an electrical current applied through surface electrodes, which "distorts" a pain signal on its way to the central nervous system and the brain. Applying higher levels of electricity causes muscle contractions and, depending on the placement of electrodes, may assist in the treatments mentioned above.

     All our units are designed to be used in a home setting, thus being very cost effective compared to traditional therapy, easy to use and producing outcomes such as improved mobility, less pain, and the possibility of returning to work significantly earlier than with traditional therapies.

PATIENT NEEDS AND CLINICAL OUTCOMES

     Pain.

     Electrical stimulation has been shown to reduce most types of local pain, such as tennis elbow, neck or lower back pain, arthritis, and others. The devices used to accomplish this are commonly described as TENS devices (Transcutaneous Electrical Nerve Stimulation). Electrical stimulation is often chosen as an alternative to or in combination with regular pain medication. Both patients who suffer from acute pain, i.e., shortly after an injury, and chronic pain can benefit from treatment by TENS and similar type devices. Numerous clinical studies have been published over several decades showing the effectiveness of TENS for pain relief. TENS is sometimes more effective than medication. Zynex Medical has developed two products in the TENS category, the TruWave, a digital TENS device, and the IF8000, an interferential stimulator which offers a deeper stimulation. The TruWave is a "traditional" TENS type unit that delivers pain alleviating electrotherapy, whereas the IF8000 is a more sophisticated unit with deeper pain alleviating and neuromuscular training settings. Both of these products have been cleared by the FDA and are available to the market.

Muscle related problems.

     Electrical muscle stimulation is technically achieved in the same fashion as TENS and by increasing the electrical intensity to cause muscle contractions. A built-in timer in our E-Wave and IF8000 products assures that the muscles do not fatigue too easily. Many pain relief and therapeutic treatments usually performed with regular physical therapy can be replaced by NeuroMuscular Electrical Stimulation (NMES) devices for use in a patient's home. Common applications are preventing disuse atrophy, increasing strength, increasing range-of-motion, and increasing local blood circulation. NMES is commonly considered a complement to physical therapy to improve overall patient outcomes. We have developed a specific digital device, the E-Wave, for this application. The IF8000 also has the capability to be programmed for NMES applications. Both the IF8000 and the E-Wave are cleared by the FDA.

Post-op recovery.

     Electrical stimulation is found to be effective in preventing deep venous thrombosis immediately after surgery, as well as for pain relief, to improve local blood circulation and for reducing edema. The most common application is immediately following orthopedic surgery. We believe the IF8000 is the most effective of our products for these applications.

Stroke rehabilitation.

     A stroke usually impacts a stroke survivor's mobility, speech, and memory. A stroke most often only impacts one side of the body, opposite the part of the brain where the stroke occurred. According to information from a national association, 70% of all stroke survivors have significant mobility impairments after the acute stage and, in most cases, have to live with the disability for the rest of their lives.

     The need to regain movement in their extremities exists for nearly all of the 4 million stroke survivors in the United States who suffer from mobility impairments in upper and/or lower extremities.

     Our NeuroMove(TM) NM900 serves the need for, first and foremost, a hope that further patient improvements over their current physical ability plateaus are possible. After using the device, the patient increases mobility and can engage in more activities, becoming more productive for himself, as well as reducing the accident risk due to mobility impairments. Device payers (private insurance, Medicare and Medicaid) may, in our opinion, experience less total cost for caring for stroke victims, due to fewer accidents and a reduction in expensive rehabilitation when compared to traditional post-stroke treatment regimes. Physicians can, with the NeuroMove(TM), offer a new treatment option, specifically for stroke patients, that has the ability to improve their clinical outcomes. The NeuroMove(TM) has been specifically approved by the FDA for stroke rehabilitation. We have recently launched this new product into the market.

     There are approximately 4 million stroke survivors in the United States who have an impeded ability to move their limbs. This number is expected to grow more than 8% annually for the near future as the population ages. The annual cost to society of caring for stroke victims is approximately $45 billion, including direct costs, lost productivity, etc. The inability to move one's arm and/or hand and/or leg has a substantial psychological impact on a stroke victim. In addition, stroke victims commonly suffer additional injuries due to their inability to protect themselves if they are falling or stumbling.

OUR MARKET

     The annual domestic market for standard electrotherapy products is currently estimated at $400 million and is experiencing a moderate growth rate, and we believe the market for stroke rehabilitation technology has only started to develop. There are over 4 million stroke survivors in the United States alone with a need for stroke recovery therapy equipment.

     Zynex is focused on developing the stroke rehabilitation market segment with our NeuroMove's(TM) technology. This market segment is believed to offer us the greatest potential for profitable growth. We also plan to increase our penetration of the market for standard electrotherapy products by expanding our sales organization. Increased sales of our products will result in potentially high profit margins, in part because the higher volume allows for more efficient use of our outsourced manufacturing and because the products use a common technology platform but with different software configurations.

Key characteristics of our target markets are:

     - A long time is generally required to collect payment from insurance carriers (averages 100 to 200 days).

     - Significant payment "adjustments" are made by the insurance companies prior to payment.

     - Management believes that a unique opportunity exists in the stroke and spinal cord injury rehabilitation markets, which show a type of demand of a large number of patients willing to privately pay for a product such as the NeuroMove(TM).

     Our strategy is to use our core technology to grow in two different market segments: the market for standard electrotherapy and the market for stroke rehabilitation equipment. The geographical focus will continue to be predominantly in the United States market with international expansion continuing as qualified distributors are appointed.

     Marketing of our products has been accomplished through the use of our commissioned sales representatives who call on doctors and therapists. The doctors and therapists then write a prescription for our products, which the patient sends to us for fulfillment of the product. This method of sales is expected to continue for our products. We also market the NeuroMove(TM) through promotions to end users such as advertisements in trade magazines and on the Internet.

ASSEMBLY AND PROCESSING

     Our product assembly strategy in manufacturing consists of the following elements:

     - At all times, comply with relevant regulatory requirements and regulations.

     - Use contract manufacturers as much as possible, thereby avoiding large capital investments in assembly equipment and being able to respond to changes in volume as fast as possible. Domestically and internationally, there is a large pool of highly qualified contract manufacturers for the type of devices we assemble, which can result in a competitive bidding process.

     - Test all units 100% in a real-life, in-house environment to help ensure the highest possible quality and the safety of patients as well as reduce the cost of warranty repairs.

     Vendors located in the United States and Europe currently manufacture our products. We do not have contracts with these vendors for our electrotherapy products, rather we use purchase orders for our ongoing needs for the products. We currently have a contract with a vendor which manufactures our NeuroMove(TM) product. This contract provides for fixed quantities per month and may be terminated upon notice by either party. We believe that there are numerous suppliers that can manufacture our products and pricing, quality and service will continue to determine which manufacturers we use for our products.

     Our employees develop the software for our products.

SALES

     Our products may be rented on a monthly basis or purchased. A health insurance company or Medicare typically determines whether there is a rental or purchase by a patient, depending on the anticipated time period for the use of the product. If a rental of one of our products continues until an amount equal to the purchase price is paid, we will then transfer ownership of the product to the patient and cease rental charges for the product. When a rental unit is returned, it is refurbished and is available for additional rentals.

     More than a majority of our revenue is derived from payments made by private health insurance companies on behalf of their insureds. We also receive revenues through Medicare payments, workers' compensation, attorneys patients, wholesale and international customers. Typically those transactions for our products are at least initially leases of our products with rental charges.

     Replacement parts such as electrodes are sent to patients every month. These parts accounted for a material percentage of our revenues in 2004.

     We have employees dedicated to working with patients, wholesale and international customers, doctors, private insurance companies and Medicaid/Medicare to coordinate the rental payments or purchase payments of all of our products.

PRODUCTS PURCHASED FOR RESALE

     In addition to our own products, we distribute a number of products from other domestic and international manufacturers in order to complement our core product line, including electrical stimulation devices and patient supplies, such as electrodes. Customarily, there are not formal contracts between vendors in the durable medical equipment industry. Replacement products and components are easily found, either from our own products or other manufacturers.

INTELLECTUAL PROPERTY

     We have applied for a patent on our NeuroMove(TM) technology. With regard to our other products, we believe that the products contain certain proprietary software that protects them from being copied. In the future, we may seek patents for advances to our existing products and for new products as they are developed.

     We have received registered trademarks for NeuroMove in the United States and the European Union.

     We utilize proprietary information agreements with some of our employees and trade secrets to protect our proprietary information as well as confidentiality agreements with third parties.

REGULATORY APPROVAL AND PROCESS

     All our products are classified as Class II (Medium Risk) devices by the Food and Drug Administration (FDA) and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is governed by the FDA and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, the company introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976. When the FDA determines that the device is substantially equivalent, the agency issues a "clearance" letter that authorizes marketing of the product. We are also regulated by the FDA's QSR division (Quality Systems Regulation), which is similar to the ISO9000 and the European EN46000 quality control regulations. All our products currently produced for us or resold by us are cleared for marketing in the United States under FDA's 510(k) regulations.

     To enter the European market, our products as well as our quality assurance systems will have to be approved and certified by an authorized certifying body such as TUV, Underwriters Laboratories or British Standards Institute. In the future, we may plan to go through this process as a part of our overall enhancement of our quality systems.

     Far East, Middle East, Eastern European, and Latin American markets have different regulatory requirements. We intend to comply with applicable requirements if and when we decide to enter those markets.

HEALTHCARE REGULATION

     The delivery of health care services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services. Federal law and regulations are based primarily upon the Medicare and Medicaid programs. Each of these programs is financed, at least in part, with federal funds. State jurisdiction is based upon the state's interest in regulating the quality of health care in the state, regardless of the source of payment. We believe we are materially complying with applicable laws concerning our products; however, we have not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority. Additionally, many aspects of our business have not been the subject of state or federal regulatory interpretation. The laws applicable to us are subject to evolving interpretations. If our operations are reviewed by a government authority, we may receive a determination that could be adverse to us. Furthermore, laws that are applicable to us may be amended in a manner that could adversely affect us.

     Federal health care laws apply to us when we submit a claim to Medicare, Medicaid or any other federally funded health care program. The principle federal laws that we must abide by in these situations include:

          - Those that prohibit the filing of false or improper claims for federal payment.

          - Those that prohibit unlawful inducements for the referral of business reimbursable under federally funded health care programs.

     The federal government may impose criminal, civil and administrative penalties on anyone who files a false claim for reimbursement from Medicare, Medicaid or other federally funded programs.

     A federal law commonly known as the "anti-kickback law" prohibits the knowing or willful solicitation, receipt, offer or payment of any remuneration made in return for:

          - The referral of patients covered under Medicare, Medicaid and other federally-funded health care programs; or

          - The purchasing, leasing, ordering, or arranging for any goods, facility, items or service reimbursable under those programs.

EMPLOYEES

     As of December 31, 2004, we employed 19 full time employees, none of whom are members of organized labor, of which 2 are executives, 7 are in administration, design, and assembly and 10 are in sales and marketing. We also employ a number of commissioned sales representatives who are independent contractors. We believe our relations with all of our employees are good. We are subject to the minimum wage and hour laws and provide routine employee benefits such as life and health insurance.

EXECUTIVE OFFICER OF THE REGISTRANT

     The following table sets forth information as to the name, age and office held by the sole executive officer of the Company as of December 31, 2004:

           Name               Age                      Position
     -----------------        ---     -----------------------------------------
      Thomas Sandgaard        46      President, Chief Executive Officer
                                      and Director Set forth below is a
                                      biographical description of our executive officer based on information supplied by him.

     Thomas Sandgaard is President, Chief Executive Officer and sole Director of Zynex Medical Holdings, Inc. Mr. Sandgaard has a degree in electronics engineering from the Odense Teknikum and an MBA from the Copenhagen Business School and has worked in many different positions and industries such as semiconductors, telecommunications, data communications and medical equipment. Mr. Sandgaard moved to the United States from Denmark in 1996, where he founded DMI and Zynex Medical, Inc., in 1996 and 1998, respectively.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases its headquarters, office, plant and warehouse in Littleton, Colorado. The facility is under a five-year lease expiring in February 2009. Current rent is $44,357 per year plus common area maintenance expenses and increases to $91,177 commencing March 1, 2005 and increases by $2,464 per year thereafter. The present configuration of the space will accommodate 40-50 employees. The Company believes that the leased property is sufficient to support customer requirements during 2005.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently traded on the OTC Electronic Bulletin Board under the symbol "ZYNX".

     The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the last two fiscal years, as reported on the Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

             PERIOD                                        HIGH         LOW
     -----------------------------                         ------      ------
     Year ended December 31, 2003:
         First Quarter                                     $ 1.25      $ 0.10
         Second Quarter                                    $ 1.45      $ 0.20
         Third Quarter                                     $ 1.00      $ 0.15
         Fourth Quarter (2)                                $ 2.50      $ 0.03

     Year ended December 31, 2004:
         First Quarter                                     $ 3.05      $ 2.00
         Second Quarter                                    $ 4.10      $ 1.90
         Third Quarter                                     $ 2.44      $ 0.29
         Fourth Quarter                                    $ 0.73      $ 0.25

(2) Reflects 40:1 reverse split on December 16, 2003

     As of February 8, 2005, there were 23,070,377 shares of common stock outstanding and there were approximately 222 registered holders of our common stock.

     The Company has never paid any cash dividends on our capital stock and does not anticipate paying any cash dividends on the common shares in the foreseeable future. The Company intends to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors (the "Board") and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company's primary focus during the first half of 2004 was effecting the reverse acquisition, completed February 11, 2004, transitioning from being a privately held company to a publicly held company, and raising new capital through a private placement completed in June 2004. Beginning in July 2004, the Company began concentrating on the expansion and development of the domestic standard product sales organization. The Company's 2004 16% sales gain primarily resulted from an increase in sales representatives whose compensation was a combination of base salary and commission. The Company will endeavor to further increase sales in 2005 and concurrently reduce fixed expenses by compensating its sales representatives by commission only.

RESULTS OF OPERATIONS

     Net sales and rental income realized in 2004 were $1,256,676, an increase of $172,764 or 15.9% over 2003. The increase was primarily due to growth in the number of products sold or rented, primarily NeuroMove(TM) and our IF8000 products.

     Net sales and rental income by quarter were as follows:

                                                    2004          2003
                                                -----------   -----------
     First quarter                              $   262,941   $  292,335
     Second quarter                                 336,705      284,763
     Third quarter                                  366,784      320,686
     Fourth quarter                                 290,246      186,128
                                                -----------   -----------
       Total sales and net rental income        $ 1,256,676   $1,083,912
                                                ===========   ===========

     Although net sales and rental income for the first six months of 2004 were relatively flat, increasing only 3.9% year over year, the expanded sales force contributed to fourth quarter and second half year over year increases of 55.9% and 29.6%, respectively. We expect rentals initiated in the second half of 2004 to increase our revenue stream during at least part of 2005.

     Gross profit increased $121,201 over 2003, an increase of 13.5%. The increase was due to higher net sales and rental income. Gross profit as a percent of net sales and rental income was 81.1% in 2004 compared to 82.8% in 2003. The decline in gross profit as a percent of net sales and rental income was due to adjustments that resulted from the company's year end physical inventory.

     Selling, general and administrative expenses increased from $762,819 in 2003 to $1,907,830 in 2004. Approximately 52%, or $597,978, resulted from increases in salaries, inside sales incentives, payroll taxes and medical insurance. These increases resulted from 2004 personnel additions, primarily in the sales and sales support area. Other significant increases in selling, general and administrative expenses were as follows:

     Advertising and marketing               $ 120,171
     Warrant and option expense              $  73,434
     Audit and reviews                       $  49,800
     Rent                                    $  58,548

     During 2004, the Company increased its advertising of the NeuroMove(TM), both in print publications and on the Internet. Warrant and option expense relates to warrants and options granted for services received in connection with the Company's reverse acquisition, private placement and consulting services. The increase in the cost of audit and reviews is due to public company audit and review requirements. Zynex Medical was not audited prior to becoming part of a public company in February 2004. Rent expense increased with the leasing of a larger facility in March 2004 to accommodate a larger workforce and increased volume.

     Depreciation increased $17,796, from $26,985 in 2003 to $44,781 in 2004. The increase results from higher levels of rental inventory, depreciation of copiers acquired under a capital lease, computer equipment and office furniture added for new hires, and company vehicles.

     The loss on disposal of equipment results from the disposal of two company owned vehicles at a loss of $9,464 and the disposal of office equipment that required upgrading resulting in a loss of $25,783.

     The income tax benefit reported for year ended December 31, 2004 represents refundable income taxes paid in prior years after carrying back net operating losses incurred in 2004 and adjustment of prior year estimates to actual. The company's federal tax loss carry forward as of December 31, 2004 is $1,145,653.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $1,060,987 for the year ended December 31, 2004 compared with cash provided by operations of $189,084 for the year ended December 31, 2003. Net cash used in operating activities resulted primarily from the Company's net loss and increases in inventory and rental equipment. The increase in rented equipment was largely caused by the increase in the number of NeuroMove units leased to patients. The increase in inventory was required to provide consigned inventory to an increasing number of field sales representatives.

     Cash used in investing activities was $44,249 for the year ended December 31, 2004 compared to $10,004 for the year ended December 31, 2003. Cash used in investing activities results from the purchase of equipment, principally computer equipment and office furniture for new employees.

     Cash provided from financing activities was $1,108,314 for the year ended December 31, 2004 compared with cash used in financing activities of $179,080 for the year ended December 31, 2003. Sales of common stock during the year ended December 31, 2004 provided net cash proceeds of $1,259,987.

     The Company's principal funding need is for working capital to fund continuing operations and expansion of the business, including expanding the Company's sales force. The electrotherapy industry is capital intensive due to high levels of consigned inventory required, higher than average accounts receivables outstanding as a result of dealing with health insurers, and the delayed cost recovery inherent in rental transactions. In order to fully implement our business plan in 2005, we may need to raise additional debt or equity financing. In the event we enter into any financing, the terms thereto may be dilutive to or contain other terms that may adversely impact our existing shareholders.

                             Payments Due by Period

                                                        Less than                                      After
Significant Contractual Obligations      Total           1 Year           1-3 Years      4-5 Years    5 Years
-----------------------------------    ------------      ------------     -----------    -----------  ----------
Notes payable                            $176,574        $131,235          $ 42,684       $  2,655    $   --
Capital lease obligations                  91,200          22,014            56,607         12,579        --
Operating leases                          414,032          94,606           302,998         16,428        --
                                         --------        --------          --------       --------    --------
Total contractual cash obligations       $681,806        $247,855          $402,289       $ 31,662    $   --
                                         ========        ========          ========       ========    ========

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

     We have identified the policies below as critical to our business operations and the understanding of our results of operations.

     Revenue Recognition. Sales and rental income is recognized when a product has been medically prescribed and dispensed to a patient and, when applicable, a claim prepared by the Company has been filed with the patient's insurance provider. Product and rental revenues are recognized net of a reserve for collectibility.

     Provision for Sales Returns, Allowances and Collectibility. The Company maintains a reserve for sales allowances, returns and collectibility. Sales returns and allowances result from reimbursements from insurance providers that are less than amounts claimed, as provided by agreement, where the amount claimed by the Company exceeds the insurance provider's usual, customary and reasonable reimbursement rate and when units are returned because of benefit denial. The provision is provided for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The amount of the reduction is estimated based on historical experience.

     Reserve for Obsolete/Excess Inventory. Inventories are stated at the lower of cost or market. We regularly review our inventories and, when required, will record a provision for excess and obsolete inventory based on factors that may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, regulatory requirements and significant changes in our cost structure. If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves may be required.


RISKS RELATED TO OUR BUSINESS

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

     Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets that require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies such as:

     -    shortfalls in anticipated revenues or increases in expenses;

     -    the development of new products; or

     - the expansion of our operations, including the recruitment of additional sales personnel.

     We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing. Any additional equity financing may involve substantial dilution to our then existing shareholders.

MANY OF OUR POTENTIAL COMPETITORS COULD BE LARGER THAN US AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

     Substantial competition may be expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove(TM) product. Competitors may have substantial financial, technical, marketing, and other resources. Competition could result in price reductions, fewer orders, reduced gross margins, and loss of market share. These companies may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products. Competitors may develop products that are substantially equivalent to our FDA approved products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

FAILURE TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES COULD RESULT IN DECREASED REVENUES.

     The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating products in the medical device industry. As a result, our success will depend, in part, on our ability to develop and market product offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

WE ARE DEPENDENT ON REIMBURSEMENT FROM INSURANCE COMPANIES; CHANGES IN INSURANCE REIMBURSEMENT POLICIES COULD RESULT IN DECREASED OR DELAYED REVENUES

     A large percentage of our revenues come from insurance company reimbursement. Upon delivery of our products to our customers, we directly bill the customers' private insurance company for reimbursement. If insurance companies do not pay their bills on a timely basis or if they change their policies to exclude coverage for our products, we could experience delayed revenue recognition or a decline in our revenue.

A MANUFACTURER'S INABILITY TO PRODUCE OUR GOODS ON TIME AND TO OUR SPECIFICATIONS COULD RESULT IN LOST REVENUE.

     Third-party manufacturers assemble and manufacture to our specifications most of our products. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse affect on our revenues. Because of the timing and seriousness of our business, and the medical device industry in particular, the dates on which customers need and require shipments of products from us are critical. Further, because quality is a leading factor when customers, doctors, health insurance providers and distributors accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

IF WE NEED TO REPLACE MANUFACTURERS, OUR EXPENSES COULD INCREASE RESULTING IN SMALLER PROFIT MARGINS.

     We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if we need to replace an existing manufacturer, we may have to expand our third-party manufacturing capacity. We cannot assure that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms which we have with our manufacturers, either from a production standpoint or a financial standpoint. We enter into a number of purchase order commitments specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produces our products exclusively.

     Should we be forced to replace one or more of our manufacturers, we may experience increased costs or an adverse operational impact due to delays in distribution and delivery of our products to our customers, which could cause us to lose customers or lose revenue because of late shipments.

OUR BUSINESS IS EXPOSED TO DOMESTIC AND FOREIGN CURRENCY FLUCTUATIONS; NEGATIVE CHANGES IN EXCHANGE RATES COULD RESULT IN GREATER COSTS.

     Most of Zynex's revenue, expenses, and capital spending will be transacted in US dollars. Zynex's exposure to market risk for changes in interest rates relate primarily to Zynex's cash and cash equivalent balances, marketable securities, investment in sales-type leases, and loan agreements. The majority of Zynex's investments may be in short-term instruments and therefore subject to fluctuations in US interest rates. Due to the nature of such short-term investments, we cannot assure you that this will not have a material adverse impact on our financial condition and results of operations.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. SANDGAARD OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

     Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer, Chief Financial Officer and currently sole director. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

HOSPITALS AND CLINICIANS MAY NOT BUY, PRESCRIBE OR USE OUR PRODUCTS IN SUFFICIENT NUMBERS, WHICH COULD RESULT IN DECREASED REVENUES.

     Hospitals and clinicians may not accept the NeuroMove NM900, IF8000, TruWave, or E-Wave products as effective, reliable, and cost-effective. Factors that could prevent such institutional customer acceptance include:

     - If customers conclude that the costs of these products exceed the cost savings associated with the use of these products;

     - If customers are financially unable to purchase these products;

     - If adverse patient events occur with the use of these products, generating adverse publicity;

     - If we lack adequate resources to provide sufficient education and training to Zynex's customers; and

     - If frequent product malfunctions occur, leading clinicians to believe that the products are unreliable.

     If any of these or other factors results in the non-use or non-purchase of our products, we will have reduced revenues needed to fund operations.

AS A RESULT OF BEING IN THE MEDICAL DEVICE INDUSTRY, WE NEED TO MAINTAIN SUBSTANTIAL INSURANCE COVERAGE, WHICH COULD BECOME VERY EXPENSIVE OR HAVE LIMITED AVAILABILITY.

     Our marketing and sale of products and services related to the medical device field creates an inherent risk of claims for liability. As a result, we carry product liability insurance with an aggregate limit of $1,000,000 and $1,000,000 per occurrence and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured to have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, there is no assurance that our insurance provider will not drop our insurance or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts which would result in increased liability to claims.

OUR FUTURE DEPENDS UPON OBTAINING REGULATORY APPROVAL OF ANY NEW PRODUCTS AND/OR MANUFACTURING OPERATIONS WE DEVELOP; FAILURE TO OBTAIN REGULATORY APPROVAL COULD RESULT IN INCREASED COSTS AND LOST REVENUE.

     Before marketing any new products, we will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to us. We may not know the results of any study, favorable or unfavorable to us, until after the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies.

WE MAY INCUR SUBSTANTIAL EXPENSES AND CAN BE EXPECTED TO INCUR LOSSES.

     The area of medical device research is subject to rapid and significant technological changes. Developments and advances in the medical industry by either competitors or neutral parties can affect our business in either a positive or negative manner. Developments and changes in technology that are favorable to us may significantly advance the potential of our research while developments and advances in research methods outside of the methods we are using may severely hinder, or halt completely our development.

     We are a small company in terms of employees, technical and research resources and capital. We are expected to have significant research and development, sales and marketing, and general and administrative expenses for several years. These amounts may be expended before any commensurate incremental revenue from these efforts may be obtained. These factors could hinder our ability to meet changes in the medical industry as rapidly or effectively as competitors with substantially more resources.

WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS, TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS.

     We regard our trademarks, particularly our NeuroMove trademark which is registered in the United States and the European Union, our trade secrets and other intellectual property as an integral component of our success. We rely on trademark law, patents, trade secret protection and confidentiality agreements with employees, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose our competitive position.

SUBSTANTIAL COSTS COULD BE INCURRED DEFENDING AGAINST CLAIMS OF INFRINGEMENT.

     Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe Zynex's ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology, business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

     - cease selling, incorporating, or using products that incorporate the challenged intellectual property,

     - obtain a license from the holder of the infringed intellectual property right on reasonable terms, if at all, and

     - re-design Zynex's products incorporating the infringed intellectual property.

COMMERCIALIZATION OF OUR PRODUCTS COULD FAIL IF IMPLEMENTATION OF OUR SALES AND MARKETING STRATEGY IS UNSUCCESSFUL.

     A significant sales and marketing effort may be necessary to achieve the level of market awareness and sales needed to achieve profitability. We currently have only limited sales and marketing experience and staff, both in the US and abroad, which may limit our ability to successfully develop and implement our sales and marketing strategy. To increase sales of our products we may utilize some of the following strategies in the future:

     - hire and train sales and clinical specialists;

     - build a strong direct sales force;

     - manage geographically dispersed operations;

     - encourage customers to rent or purchase products;

     - explore potential reseller and original equipment manufacturer (OEM) relationships and assure that reseller and OEMs provide appropriate educational and technical support; and

     - promote frequent product use to increase sales of consumables.

     The failure to successfully create and implement a sales and marketing strategy could result in increased costs and net losses.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY RELIANCE ON SOLE SUPPLIERS.

     Certain essential product components may be supplied by separate sole, or a limited group of, suppliers. Some components may be purchased through purchase orders rather than through long term supply agreements and large volumes of inventory may not be maintained. There may be shortages and delays in obtaining certain product components. Disruption of the supply or inventory of components could result in a significant increase in the costs of these components or could result in an inability to meet the demand for our products. In addition, if a change in the manufacturer of a key component is required, qualification of a new supplier may result in delays and additional expenses in meeting customer demand for products.

WE MAY NOT BE ABLE TO OBTAIN CLEARANCE OF A 510 (K) NOTIFICATION OR APPROVAL OF A PRE-MARKET APPROVAL APPLICATION WITH RESPECT TO ANY PRODUCTS ON A TIMELY BASIS, IF AT ALL.

     If timely clearance or approval of new products is not obtained, our business could be materially adversely affected. Clearance of a 510 (k) notification may also be required before marketing certain previously marketed products, which have been modified after they have been cleared. Company personnel currently believe that certain planned enhancements to our current products will not necessitate the filing of a new 510(k) notification. Should the FDA so require, the filing of a new 510(k) notification for the modification of the product may be required prior to marketing any modified devices.

THE FDA ALSO REQUIRES ADHERENCE TO GOOD MANUFACTURING PRACTICES (GMP) REGULATIONS, WHICH INCLUDE PRODUCTION DESIGN CONTROLS, TESTING, QUALITY CONTROL, STORAGE, AND DOCUMENTATION PROCEDURES.

     To determine whether adequate compliance has been achieved, the FDA may inspect our facilities at any time. Such compliance can be difficult and costly to achieve. Our compliance status may change due to future changes in, or interpretations of, FDA regulations or other regulatory agencies. Such changes may result in the FDA withdrawing marketing clearance or requiring product recall. In addition, any changes or modifications to a device or its intended use may require us to reassess compliance with Good Manufacturing Practices guidelines, potentially interrupting the marketing and sale of products. Failure to comply with regulations could result in enforceable actions, including product seizures, product recalls, withdrawal of clearances or approvals, and civil and criminal penalties.

OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, THE FAILURE TO COMPLY WITH WHICH COULD RESULT IN SIGNIFICANT PENALTIES.

     Numerous state and federal government agencies extensively regulate the manufacturing, packaging, labeling, advertising, promotion, distribution and sale of our products. Our failure or inability to comply with applicable laws and governmental regulations may result in civil and criminal penalties, which we are unable to pay or may cause us to curtail or cease operations. We must also expend resources from time to time to comply with newly adopted regulations, as well as changes in existing regulations. If we fail to comply with these regulations, we could be subject to disciplinary actions or administrative enforcement actions.

OUR PRINCIPAL OFFICER AND DIRECTOR OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

     Our officer and current sole director, Thomas Sandgaard, beneficially owns approximately 83% of our outstanding common stock. As a result, Mr. Sandgaard will have the ability to control substantially all matters submitted to our stockholders for approval, including:

     - election of our board of directors;

     - removal of any of our directors;

     - amendment of our certificate of incorporation or bylaws; and

     - adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

     As a result of his ownership and position, Mr. Sandgaard is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by Mr. Sandgaard, or the prospect of these sales, could adversely affect the market price of our common stock. Mr. Sandgaard's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

RISKS RELATING TO OUR COMMON STOCK

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     Since our common stock is not listed or quoted on any exchange or on NASDAQ, and no other exemptions currently apply, trading in our common stock on the Over-The-Counter Bulletin Board is subject to the "penny stock" rules of the SEC. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker and its salespersons in the transaction, and monthly account statements showing the market values of our securities held in the customer's accounts. The brokers must provide bid and offer quotations and compensation information before making any purchase or sale of a penny stock and also provide this information in the customer's confirmation. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 7. FINANCIAL STATEMENTS.

     The consolidated financial statements, the notes thereto, and the report thereon of Gordon, Hughes & Banks, LLP dated February 8, 2005 are filed as part of this report starting on page F-1 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     The Company's Chief Executive Officer, Thomas Sandgaard, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation and as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     The employment agreement of Thomas Sandgaard our Chief Executive Officer was amended on January 1, 2005. See Item 10 below.

     The Company's Board adopted a Stock Option Plan for its officers, directors, independent contractors, consultants, employees and prospective employees on January 3, 2005. The following is a summary of the material terms of the Plan which is qualified in its entirety by a copy of the Plan, attached hereto as Exhibit 10.4. The common stock of the Company authorized to be granted under the Plan consists of 3,000,000 shares. Officers, directors, independent contractors, consultants, employees and prospective employees are eligible for option grants. Options are not transferable unless specified by the Plan administrator. Either incentive stock options or nonqualified stock options may be granted under the Plan. Incentive stock options require shareholder approval within 12 months of the board approval. To the extent stockholder approval is not obtained any grants of incentive stock options will be forfeited. Unless the Plan administrator provides otherwise, each option granted under the Plan expires within ten years from the date of grant. The purchase price under each option granted pursuant to the Plan is the fair market value of the common stock on the date of grant unless such option is granted in substitution of options granted by a new employee's previous employer or the optionee pays or foregoes compensation in the amount of any discount. Options may be suspended or terminated if the Plan administrator or any person designated by the Plan administrator reasonably believes that the optionee has committed an act of misconduct against the Company. The President and Chief Executive Officer of the Company administers the Plan and determines and designates from time to time (a) those employees to whom options are granted, (b) the size, form, terms (including vesting) and conditions of awards under the Plan, and (c) rules with respect to the administration of the Plan.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table provides information concerning each of the Company's directors and executive officers.

                                          Director
     Name                         Age      Since           Position or Office
     ---------------------        ---     ---------      -----------------------

     Executive Officer
     -----------------
     Thomas Sandgaard             46                     Chief Executive Officer

     Director
     --------
     Thomas Sandgaard             46        2004         Chairman

     During the five years preceding the date of this report, the director and executive officer named above has not been convicted in any criminal proceeding nor is he subject to any pending criminal proceeding. Mr. Sandgaard became an employee in 1996 when he founded DMI. In 1998, he formed SRSI and in 2003 merged DMI with SRSI and changed the surviving company's name to Zynex Medical, Inc. Mr. Sandgaard has worked in several industries including semiconductors, telecommunications, data communications and medical equipment. Mr. Sandgaard has a degree in electronics engineering from the Odense Teknikum (in Denmark) and an MBA from the Copenhagen Business School.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") certain reports on prescribed forms regarding ownership of and transactions in the Company's securities. Such officers, directors and ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it and written representations from reporting persons, the Company has determined that all Section 16 reporting requirements applicable to its directors and other executive officers were complied with for fiscal year 2004. The Commission has established specific due dates for these reports and requires the Company to report in this Proxy Statement any failure by these persons to file or failure to file on a timely basis. To the knowledge of the Company, based solely on a review of the copies of such reports received or written representations from the reporting persons, the Company believes that during the 2004 fiscal year the directors, executive officers and persons who own more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, except that Mr. Sandgaard did not file a Form 3 reporting his beneficial ownership as a result of the reverse acquisition in 2004 and he did not file a Form 4 reporting acquisitions of Zynex common stock in December 2004 by a relative and for his own account.

Code of Ethics

     The Company has not adopted a written code of ethics for its senior executive and financial officers. The Board endeavors to hold these officers to high ethical standards in their conduct of our business and may decide to implement a code of ethics when the Company has additional resources.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows, as to the Chief Executive Officer, the only highly compensated executive officer whose salary plus bonus exceeded $100,000, information concerning compensation paid for services to the Company in all capacities during the year ended December31, 2004, as well as the total compensation paid in each of the Company's previous two fiscal years.

                                                                 Long term Compensation
                                                            ---------------------------------
                                 Annual Compensation                 Awards          Payouts
                           ------------------------------------------------------------------
                                                                          Securities
                                             Other Annual    Restricted   Underlying  LTIP    All Other
Name and             Year   Salary   Bonus   Compensation   Stock Awards   Options   Payouts Compensation
Principal Position           ($)      ($)       ($)(1)           ($)         (#)       ($)       ($)
------------------    ----  -------  -----   ------------   ------------   --------   ------- ----------
Thomas Sandgaard      2004  173,000    0         37,159               0           0     0          0
   Chief Executive    2003   51,525    0          8,707               0           0     0          0
   Officer            2002   99,000    0         11,059               0           0     0          0

________________________

     (1) We also pay for 100% of Mr. Sandgaard's health and dental insurance. In addition, two company vehicles are provided at our expense. We also pay for two home telephone lines.


                          OPTIONS GRANTS IN FISCAL 2004

     The Company did not grant stock options or stock appreciation rights to Thomas Sandgaard during 2004, nor does it have any such rights outstanding from prior years.

                              Employment Agreement

On February 1, 2004, Zynex Medical, Inc. entered into a three-year employment agreement with the Company's President, Chief Executive Officer and former sole shareholder. The agreement expires January 31, 2007 and, if written notice is not given, the agreement will automatically be extended for an additional two-year period. The initial annual base salary under the agreement was $174,000 and may be increased annually at the board of director's discretion. The agreement also provides for a 50% annual bonus if annual net revenue exceeds $2.25 million, medical and life insurance, and a vehicle. The agreement contains a non-compete provision for the term of the agreement and 24 months following termination of the agreement.

On January 1, 2005, the agreement was amended to provide an annual base salary of $144,000 and quarterly bonuses pursuant to the following schedule; provided that if the Company does not have net income for that quarter then only half of the bonus amount listed below shall be paid:

                 Quarterly Revenue           Quarterly Bonus
             --------------------------     -----------------

             $0 to $600,000                   $      0
             $600,001 - $800,000              $ 10,000
             $800,001 - $1,000,000            $ 25,000
             $1,000,001 and greater           $ 50,000

     The bonus amounts reflected in the above table shall be reduced by one-half if the Company sustains a net loss during the quarter.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table contains certain information regarding beneficial ownership of the Company's common stock as of February 11, 2005 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) each of the Company's directors, (iii) the Chief Executive Officer and (iv) all directors and executive officers as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons.

                                                      Number of Shares   Percent
                                                       Beneficially         of
            Name                     Class of Stock       Owned           Class
---------------------------------   ----------------  ---------------     ------
Executive Officers:
-------------------
    Thomas Sandgaard

                                         Common        19,452,800         84.3%
--------------------------------------------------------------------------------

Other 5% Beneficial Owners
--------------------------
    Financial Consulting Firm (1)
                                         Common         1,900,000          7.6%
--------------------------------------------------------------------------------

 All Directors and
 Named Executive Officers
 As a Group                              Common        19,452,800         84.3%
------------------------
--------------------------------------------------------------------------------

________________

(1) On September 27, 2004, the Company issued options valued at $11,707 to acquire 1,900,000 shares of common stock to this financial consulting firm in exchange for consulting services provided in connection with the Company's reverse acquisition, and past investor relations. The options, which expire September 26, 2009 permit the purchase of common stock in certain quantities at various prices ranging from $.40 per share to $4.00 per share, as set forth more clearly in the Note 2 of the Notes to Consolidated Financial Statements.


                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about shares of Common Stock available for issuance under the Company's equity incentive plan.

                                                                                          Number of Securities
                                                                                         Remaining available for
                                      Number of Securities to                             future issuance under
                                      be Issued Upon Exercise                             Equity Compensation
                                      of Outstanding Options,    Weighted Average      Plans (excluding securities
                                       Warrants and Rights        Exercise Price         reflected in column (a)
Plan Category                                  (a)                     (b)                         (c)
----------------------------------    -----------------------   -----------------      ----------------------------
Plans Approved by Shareholders                None
-------------------------------------------------------------------------------------------------------------------

Plans Not Approved by Shareholders          2,093,000 (1)             $2.29              907,000

-------------------------------------------------------------------------------------------------------------------
   Total                                    2,093,000                 $2.29              907,000
-------------------------------------------------------------------------------------------------------------------

________________________

(1) All of the listed securities are available for issuance under the Zynex Medical Holdings, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005. The Board of Directors may decide to submit the Company's 2005 Stock Option Plan to the shareholders for approval during the 2005 calendar year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                            Description
--------------   ---------------------------------------------------------------
      3.1        Articles of Incorporation of Ibonzi.com, Inc, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed January 31, 2002.
      3.2        Articles of Merger of Ibonzi.com, Inc. with and into
                 Ibonzi,com, to effect a migratory merger, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed January 31, 2002.
      3.3        Amendment to Articles of Incorporation of Ibonzi.com, Inc.,
                 changing the company's name to China Global Development, Inc., by reference to Exhibit 3.2 of the Company's Current
                 Report on Form 8-K, filed January 31, 2002.
      3.4        Certificate of Correction to Amendment to Articles of
                 Incorporation, incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K, filed January 31, 2002.
      3.5        Amendment to the Articles of Incorporation, changing the
                 Company's name to Arizona Ventures, Inc. and effecting a 1:10 reverse split of common stock, incorporated by reference to
                 Exhibit 3.5 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.
      3.6        Amendment to the Articles of Incorporation, changing the
                 Company's name to Fox River Holdings, Inc., incorporated by reference to Exhibit 3.6 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.
      3.7        Amendment to the Articles of Incorporation, effecting a 1:40 reverse split of common stock, incorporated by reference to
                 Exhibit 3.7 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.
      3.8        Amendment to the Articles of Incorporation, changing the
                 Company's name to Zynex Medical Holdings, Inc., incorporated by reference to Exhibit 3.8 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.
      3.9        Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the Company's Current Report on Form 8-K, filed
                 January 31, 2002.
      4.1        Subscription Agreement, dated as of June 4, 2004, by and among the Company, Alpha Capital Aktiengesellschaft, Stonestreet
                 Limited Partnership, Whalehaven Funds Limited, Greenwich Growth
                 Fund Limited and Ellis International Limited, Inc., incorporated by reference to Exhibit 4.1 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.
      4.2        Form of A Common Stock Purchase Warrant, incorporated by
                 reference to Exhibit 4.2 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.

      4.3 Form of B Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.
      4.4 Form of C Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.4 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.
      4.5 Escrow Agreement, dated as of June 4, 2004, by and among Zynex Medical Holdings, Inc., Alpha Capital Aktiengesellschaft, Stonestreet Limited Partnership, Whalehaven Funds Limited, Greenwich Growth Fund Limited, Ellis International Limited Inc. and Grushko & Mittman, P.C., incorporated by reference to
                 Exhibit 4.5 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.
     10.1 Acquisition Agreement, dated as of January 27, 2004, by and among Zynex Medical Holdings, Inc., Zynex Medical, Inc. and Thomas Sandgaard, incorporated by reference to Exhibit 10 of Zynex Medical Holdings, Inc.'s Current Report on Form 8-K, filed February 20, 2004.
     10.2 Thomas Sandgaard Employment Agreement, incorporated by reference to Exhibit 10.2 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.
     10.3 Amendment to Thomas Sandgaard Employment Agreement dated February 1, 2004
     10.4 Multi-Tenant Lease, dated January 20, 2004, by and between First Industrial, L.P., a Delaware limited partnership and Zynex Medical, Inc. a Colorado corporation.
     10.5        2005 Stock Option Plan.
     21.1        List of Subsidiaries.
     31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Gordon, Hughes & Banks, LLP served as the Company's independent auditors for the fiscal year ended December 31, 2004. The Company paid the following fees to Gordon, Hughes & Banks LLP during fiscal 2004 and 2003:

                                                     2004         2003
                                                  --------     ---------
     Audit Fees                                   $ 44,000     $  6,000
     All other Fees:
        Audit-related Fees (reviews of
            Forms 10-QSB and SB-2)                  11,800           0
        Tax-related Fees                             5,500           0
        All other fees                                   0           0

     The Company's director, in reliance on statements by management and the independent auditors, has determined that the provision of the non-audit services described above is compatible with maintaining the independence of Gordon, Hughes & Banks, LLP.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ZYNEX MEDICAL HOLDINGS, INC.


                             By: /s/ Thomas Sandgaard
                                 -----------------------------------------------
                                 Thomas Sandgaard
                                 President, Chairman and Chief Executive Officer
                                 Date: April 15, 2005

                          Zynex Medical Holdings, Inc.
                        Consolidated Financial Statements
                                December 31, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Zynex Medical Holdings, Inc.
Littleton, Colorado

We have audited the accompanying consolidated balance sheet of ZYNEX MEDICAL HOLDINGS, INC. (the "Company") as of December 31, 2004 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZYNEX MEDICAL HOLDINGS, INC. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Gordon, Hughes & Banks, LLP
-------------------------------
Greenwood Village, Colorado
February 8, 2005

                          Zynex Medical Holdings, Inc.
                           Consolidated Balance Sheet
                                December 31, 2004


                                     ASSETS

Current Assets:
    Cash and cash equivalents                                $     3,078
    Receivables, less allowance for
      uncollectible accounts of $284,074                         190,090
    Inventory                                                    319,699
    Prepaid expenses                                              21,446
    Refundable income taxes                                       11,691
    Other current assets                                             630
                                                             -----------

         Total current assets                                    546,634

Property and equipment, less accumulated depreciation
    of $100,066                                                  228,495
Deposits                                                          14,472
                                                             -----------

                                                             $   789,601
                                                             ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes payable                                            $   131,235
    Capital lease                                                 15,311
    Accounts payable                                             180,158
    Accrued payroll and payroll taxes                             68,877
    Other accrued liabilities                                     86,523
                                                             -----------

         Total current liabilities                               482,104

Notes payable, less current maturities                            45,339
Capital lease, less current maturities                            59,265
                                                             -----------

         Total liabilities                                       586,708
                                                             -----------

Contingencies and Commitments                                       --

Stockholders' Equity:
    Preferred stock, $.001 par value, 10,000,000 shares
      authorized, no shares issued or outstanding                   --
    Common stock, $0.001, par value, 100,000,000 shares
      authorized, 23,070,377 shares issued and outstanding        23,070
    Additional paid-in capital                                 1,335,233
    Accumulated (deficit)                                     (1,155,410)
                                                             -----------

         Total stockholders' equity                              202,893
                                                             -----------

                                                             $   789,601
                                                             ===========



                 See accompanying notes to financial statements.

                          Zynex Medical Holdings, Inc.
                      Consolidated Statements of Operations
                            Years Ended December 31,

                                                    2004            2003
                                                ------------    ------------
Net sales and rental income                     $  1,256,676    $  1,083,912
Cost of sales and rentals                            237,644         186,081
                                                ------------    ------------

        Gross profit                               1,019,032         897,831

Operating expenses:
    Selling, general and administrative            1,907,830         762,819
    Depreciation                                      44,781          26,985
    Loss on disposal of equipment                     35,247            --
                                                ------------    ------------
                                                   1,987,858         789,804
                                                ------------    ------------

    Income (loss) from operations                   (968,826)        108,027

Other income (expense):
    Interest income                                    1,361           3,153
    Interest expense                                 (38,742)        (45,674)
    Other income (expense)                            (2,509)           --
                                                ------------    ------------

        Net income (loss) before income taxes     (1,008,716)         65,506

Provision (benefit) for income taxes                 (32,838)         24,809
                                                ------------    ------------

        Net income (loss)                       $   (975,878)   $     40,697
                                                ============    ============

Basic and diluted net income (loss)
    per common share                            $      (0.04)   $       --
                                                ============    ============

Weighted average number of shares
    outstanding                                   22,728,763      22,151,662
                                                ============    ============

                 See accompanying notes to financial statements.

                          Zynex Medical Holdings, Inc.
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                                       2004          2003
                                                                   -----------    -----------
Cash flow from operating activities:
    Net income (loss)                                              $  (975,878)   $    40,697
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operations:
        Depreciation                                                    44,782         26,985
        Issuance of warrants and options for consulting services        73,434           --
        Loss on disposal of equipment                                   35,247           --
        Issuance of stock for loan financing                             2,730           --
        Changes in operating assets and liabilities:
             Accounts receivable                                        (4,284)       130,433
             Inventory and rented equipment                           (216,895)          (291)
             Refundable income taxes                                   (11,691)          --
             Other current assets                                      (20,776)        (1,300)
             Other assets                                               (4,707)          --
             Accounts payable                                           18,498        (22,152)
             Accrued liabilities                                        (1,447)        14,712
                                                                   -----------    -----------

Net cash provided by (used in) operating activities                 (1,060,987)       189,084
                                                                   -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of equipment                                      1,500           --
    Purchase of equipment                                              (45,749)       (10,004)
                                                                   -----------    -----------
Net cash used in investing activities                                  (44,249)       (10,004)

Cash flows from financing activities:
    Payments on notes payable and capital lease                       (198,857)       (96,618)
    Proceeds from sale of common stock                               1,259,987           --
    Proceeds from loans payable                                         60,000           --
    Repayment of loans from stockholder                                (12,816)       (82,462)
                                                                   -----------    -----------

Net cash provided by (used in) financing activities                  1,108,314       (179,080)

Increase in cash                                                         3,078           --

Cash and cash equivalents at beginning of period                          --             --
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $     3,078    $      --
                                                                   ===========    ===========


Supplemental cash flow information:
    Interest paid                                                  $    47,198    $    31,336
    Income taxes paid                                                   13,153          2,871
    Non-cash investing and financing activities -
      Equipment financed with note payable                              56,332           --
      Equipment financed with capital lease                             76,642         29,000
      Fair value of broker warrants issued                             132,198           --

       See accompanying notes to financial statements.

                          Zynex Medical Holdings, Inc.
                 Consolidated Statements of Stockholders' Equity


                                                                        Additional
                                          Number of                      Paid-In      Accumulated
                                            Shares        Amount         Capital        Deficit         Total
                                         -----------    -----------    -----------    -----------    -----------
December 31, 2002                         10,549,877    $    10,550    $ 3,031,989    $(3,445,346)   $  (402,807)

    Net income                                  --             --             --           40,697         40,697
                                         -----------    -----------    -----------    -----------    -----------

December 31, 2003                         10,549,877         10,550      3,031,989     (3,404,649)      (362,110)

    Conversion of debt for stock
      in January 2004                      2,601,786          2,602        356,198           --          358,800

    Reorganization February 11, 2004:
      Consolidated net deficit                  --             --       (3,388,187)     3,225,117       (163,070)
      Shares issued to Zynex
        Medical, Inc. shareholder         19,500,000         19,500           --             --           19,500
      Cancellation of certificates       (10,500,001)       (10,500)          --             --          (10,500)

    Private placement of common stock        230,000            230        229,770           --          230,000

    Sale of common stock and warrants:
      Proceeds net of broker warrants        685,715            685        897,104           --          897,789
      Broker warrants                           --             --          132,198           --          132,198

    Warrants and options issued
      to consultants                            --             --           73,434           --           73,434

    Common stock issued as
      additional interest                      3,000              3          2,727           --            2,730

    Net loss                                    --             --             --         (975,878)      (975,878)
                                         -----------    -----------    -----------    -----------    -----------

December 31, 2004                         23,070,377    $    23,070    $ 1,335,233    $(1,155,410)   $   202,893
                                         ===========    ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION OF BUSINESS

Zynex Medical, Inc. was incorporated under the laws of the state of Colorado on March 3, 1998, under the name of "Stroke Recovery Systems, Inc." (SRSI). On October 1, 2003, Zynex Medical, Inc. acquired, through merger, the assets and liabilities of Dan Med, Inc. (DMI), a Colorado corporation under common control. The companies were merged in order to simplify the operating and capital structure of both companies. SRSI concurrently changed its name to Zynex Medical, Inc.

DMI was incorporated in 1996 with its primary activity importing European-made electrotherapy devices until 1999 when DMI also began developing and assembling its own line of electrotherapy products. SRSI was incorporated in 1998 with its main activity selling electrotherapy devices to homecare patients suffering the effects of a stroke. In early 2002 SRSI began marketing the entire DMI product line of standard electrotherapy products by adding a small sales force. At present, Zynex Medical, Inc. generates substantially all its revenue in North America from sales and rentals of its products to patients, dealers and health care providers. The amount of net revenue derived from Medicare and Medicaid programs is less than 5 percent.

On February 11, 2004, Zynex Medical Holdings, Inc. (the "Company"), formerly Fox River Holdings, Inc., acquired 100% of the common stock of Zynex Medical, Inc. pursuant to an acquisition agreement by issuing 19,500,000 shares of common stock to the sole shareholder of Zynex Medical, Inc. Coincident with the transaction, Fox River Holdings, Inc. changed its name to Zynex Medical Holdings, Inc. Immediately after the transaction, the former shareholder of Zynex Medical, Inc. owned approximately 88.5 percent of the Company's common stock. The reorganization is recorded as a recapitalization effected by a reverse acquisition wherein Zynex Medical Holdings, Inc. is treated as the acquiree for accounting purposes, even though it is the legal acquirer. The transaction has been accounted for as a purchase, and accordingly, the results of operations prior to February 11, 2004 are solely those of the accounting acquirer, Zynex Medical, Inc. (which consists of the consolidated accounts of SRSI and DMI). Since Zynex Medical Holdings, Inc. was a non-operating entity with limited business activity and no assets, goodwill was not recorded.

NATURE OF BUSINESS

The Company designs, assembles and commercializes a line of FDA approved medical devices for the electrotherapy and stroke rehabilitation markets. The Company also purchases electrotherapy devices and supplies from other domestic and international suppliers for resale.

GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a substantial operating loss in 2004. This factor raises substantial doubt about the Company's ability to continue as a going concern.

The Company is seeking to expand operations and increase revenue, however, there can be no assurance that the Company will be able to expand and increase revenues.

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Zynex Medical, Inc. for all of the periods presented, and the accounts of Zynex Medical Holdings, Inc. subsequent to the February 11, 2004 reverse acquisition. All intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Sales and rental income is recognized when a product has been medically prescribed and dispensed to a patient and, when applicable, a claim prepared by the Company has been filed with the patient's insurance provider. Product and rental income is recognized net of the estimated uncollectible percentage of sales as described below.

RESERVE FOR SALES RETURNS, ALLOWANCES AND COLLECTIBILITY

The Company maintains a reserve for sales allowances, returns and collectibility. Sales returns and allowances result from reimbursements from insurance providers that are less than amounts claimed, as provided by agreement, where the amount claimed by the Company exceeds the insurance provider's usual, customary and reasonable reimbursement rate and when units are returned because of benefit denial. The provision is provided for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The amount of the reduction is estimated based on historical experience.

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying financial statements are associated with collectibility of accounts receivable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are stated at cost. Cash equivalents consist of all highly liquid investments with maturities of three months or less when acquired.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

The Company's financial instruments primarily consist of cash, receivables and payables for which current carrying amounts approximate fair value. Additionally, interest rates on outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables.

The Company has recorded trade receivables from business operations. Management regularly evaluates the collectibility of accounts receivable and believes that net receivables recorded as of December 31, 2004 to be collectible.

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVENTORIES

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. Cost and related estimated useful lives of property and equipment as of December 31, 2004 are as follows:

                                               Cost             Useful lives
                                            -----------         ------------

         Office furniture and equipment      $153,987           3-7 years
         Rented inventory                     113,985             5 years
         Vehicles                              59,832             5 years
         Assembly equipment                       757             7 years
                                           -----------
                                              328,561
         Less accumulated depreciation       (100,066)
                                           -----------
           Net book value                    $228,495
                                           ===========

SHIPPING COSTS

Shipping costs are included in cost of sales and rentals.

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

On September 27, 2004, the Company issued options valued at $11,707 to acquire 1,900,000 shares of common stock to a financial consulting firm in exchange for consulting services provided in connection with the Company's reverse acquisition, private placement and ongoing investor relations. The fair value of $11,707 is included in selling, general and administrative expense for year ended December 31, 2004. The options, which expire September 26, 2009, permit the purchase of common stock in quantities and at prices set forth as follows:

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

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of stock options and other equity instruments to employees based on fair value, or provide pro forma disclosure of net income (loss) and net income
(loss) per share in the notes to the financial statements. On March 16, 2004, the Company issued a warrant to one employee to purchase 10,000 shares of common stock at $3.00 per share. The warrant is valid through March 15, 2009. The Company accounts for warrants issued to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the employee's warrant. Had compensation cost for this award been determined based on the grant date fair value, consistent with the method required under SFAS 123, the Company's net loss for the year ended December 31, 2004 would have increased by $6,190.

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2004 and 2003 totaled $148,497 and $28,026, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. There were no research and development expenses for years ended December 31, 2004 and 2003.

INCOME TAXES

Income taxes are computed using the liability method. The provision for income taxes includes taxes payable or refundable for the current period and the deferred income tax consequences of transactions that have been recognized in the Company's financial statements or income tax returns. The carrying value of deferred income taxes is determined based on an evaluation of whether the Company is more likely than not to realize the assets. Temporary differences result primarily from basis differences in property and equipment and net operating loss carryforwards. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.

COMPREHENSIVE INCOME

There are no adjustments necessary to the net income (loss) as presented in the accompanying statement of operations to derive comprehensive income in accordance with Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income."

SEGMENT REPORTING

In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by management in deciding how to allocate resources and assess performance. To date, the Company has only had one operating segment.

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER SHARE

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share for the year ended December 31, 2004 as their effect is anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R "Share-Based Payment," a revision to FASB No. 123. SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

The FASB has proposed FASB Staff Position No. FAS 109-a, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004." On October 22, 2004, the American Jobs Creation Act of 2004 (the "ACT") was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) "qualified production activities income," as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under Statement 109. The FASB staff believes that the domestic manufacturing deduction's characteristics are similar to special deductions because the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This provision of the Act is not expected to have an impact on the Company's financial statements.

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 3 - NOTES PAYABLE AND LEASES

Notes payable at December 31, 2004 consisted of the following:


Note payable to a bank, principal and interest
payments of $4,331 due on a monthly basis
through October 15, 2005, at which time
the entire balance is due; annual interest
rate of 7.5%, collateralized by accounts
receivable and the President's personal
residence.                                            $ 98,114



Inventory financing obligations to financial
institutions, monthly principal and interest
payments totaling $2,709, annual interest
rates approximating 20%, collateralized by
inventory.                                              12,918

Motor vehicle contract payable in 60 monthly
installments of $1,351, annual interest at
15.1%, secured by automobile.                           50,871

Settlement agreement payable in 36 monthly
beginning June 15, 2003, installments of $909
including interest at 8%.                               14,671
                                                     ---------

Total                                                 $176,574

Less current maturities                               (131,235)
                                                     ---------

Long-term maturities                                  $ 45,339
                                                     =========

Future maturities of the notes payable are as follows:

         Year ending December 31,
         ------------------------
         2005                                       $ 131,235
         2006                                          15,454
         2007                                          12,611
         2008                                          14,619
         2009                                           2,655
                                                    ----------
                                                    $ 176,574
                                                    ==========

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has commitments under various operating and capital leases that are payable in monthly installments. As of December 31, 2004, future minimum lease payments under non-cancelable operating and capital leases are as follows:


                                                       Capital       Operating
                                                        Lease         Leases
                                                     -----------    ----------
         2005                                        $  22,014      $   94,606
         2006                                           18,869         104,464
         2007                                           18,869         100,375
         2008                                           18,869          98,159
         2009                                           12,579          16,428
         Thereafter                                       --              --
                                                     ----------     ----------
Total future minimum lease payments                     91,200      $  414,032
                                                                    ==========
Less amount representing interest                       16,624
                                                     ----------
Present value of net minimum lease
  payments                                              74,576
Less current portion                                   (15,311)
                                                     ----------
Long-term capital lease obligation                   $  59,265
                                                     ==========

Rent expense under operating leases for 2004 and 2003 was $88,777 and $51,051, respectively.

NOTE 4 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                     2004        2003
                                                   --------    --------
   Federal income taxes
      Current ..................................   $(30,208)   $ 20,209
      Deferred .................................       --          --
   State income taxes
      Current ..................................     (2,630)      4,600
      Deferred .................................       --          --
                                                   --------    --------
   Total .......................................   $(32,838)   $ 24,809
                                                   ========    ========

A reconciliation of income tax computed at the U.S. statutory rate of 35% to the effective income tax rate is as follows:

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  2004            2003
                                                --------         --------
   Statutory rate                                 (35)%             35 %
   State taxes                                     (3)%              6 %
   Surtax benefit                                  --              (18)%
   Permanent differences                            3 %              9 %
   Basis difference in property and equipment      (5)%             --
   Net operating loss carryover and other          (3)%              6 %
   Change in valuation allowance                   40 %             --
                                                --------         --------
   Combined effective rate                         (3)%             38%
                                                ========         ========

The components of deferred income taxes at December 31, 2004 are as follows:

   Net operating loss carryovers                $ 424,579
   Basis difference in property and equipment      15,248
                                                ---------
   Total deferred tax asset                       439,827
   Valuation allowance                           (439,827)
                                                ---------
   Total net deferred tax                       $    --
                                                =========

SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of December 31, 2004, the Company had total deferred tax assets of $439,827. The Company recorded a valuation allowance in the full amount of $439,827 at December 31, 2004, against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at December 31, 2004 has been provided due to the uncertainty of the amount of future taxable income. The Company provides a valuation allowance in the full amount of its deferred tax assets because under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

The Company has accumulated net operating loss carryforwards of $1,145,653 . To the extent not used, the net operating loss carryforwards expire in varying amounts beginning in 2023. As of December 31, 2004, all identified deferred tax assets are reduced by a valuation allowance. Therefore, any additional operating loss carryforwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional loss carryforwards.

NOTE 5 - COMMON STOCK

During the year ended December 31, 2004, the Company received $230,000 from the sale of 230,000 shares of common stock to certain shareholders in a private placement. The Company has used these proceeds for general working capital requirements.

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On June 4, 2004, the Company sold 685,715 shares of common stock to five investors at $1.75 per share. The proceeds realized from the sale were 897,789, net of offering expenses and the fair value of Broker Warrants issued. In connection with the sales, the Company granted Class A Warrants to purchase an additional 342,859 shares of common stock at $1.75 per share, Class B Warrants to purchase an additional 685,715 shares of common stock at $2.00 per share, Class C Warrants to purchase 22,858 shares of common stock at $.01 per share and Broker Warrants to purchase 45,715 shares of common stock at $.01 per share. The fair value of the Broker Warrants was $132,198 at June 4, 2004 using the Black-Scholes option pricing model.

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

During 2004, the Company also issued common stock warrants and options to consultants and a debtor - see Note 2 - Stock-Based Compensation.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

BILLING PRACTICES

In connection with its sales of medical devices, the Company sells disposable supplies used with some of its devices. Prior to March 2004, certain billings to private insurance companies exceeded supplies actually shipped. It is possible that the affected private insurance companies or a governmental agency could assert claims for such overbillings. The Company discontinued this billing practice in March 2004 and has reserved the maximum estimated impact on the collectibility of accounts receivable, approximately $137,000 as of December 31, 2004 and 2003.

MAJOR SUPPLIERS

During 2004 and 2003, the Company purchased approximately 36% and 56%, respectively, of its entire inventory purchases from one European supplier.

CONCENTRATIONS

The Company maintains its cash deposits in one bank and one brokerage company cash management account. At December 31, 2004, the Company's cash balance at the bank was not in excess of the FDIC insurance limit.

EMPLOYMENT AGREEMENT

On February 1, 2004, Zynex Medical, Inc. entered into a three-year employment agreement with the Company's President, Chief Executive Officer and former sole shareholder. The agreement expires January 31, 2007 and, if written notice is not given, the agreement will automatically be extended for an additional two-year period. The initial annual base salary under the agreement was $174,000 and may be increased annually at the board of director's discretion. The agreement also provides for a 50% annual bonus if annual net revenue exceeds $2.25 million, medical and life insurance, and a vehicle. The agreement contains a non-compete provision for the term of the agreement that extends for 24 months following termination of the agreement.

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On January 1, 2005, the agreement was amended to provide an annual base salary of $144,000 and quarterly bonuses as follows:

         Quarterly Revenue                    Quarterly Bonus
       --------------------------          --------------------
       $0 to $600,000                           $      0
       $600,001 - $800,000                      $ 10,000
       $800,001 - $1,000,000                    $ 25,000
       $1,000,001 and greater                   $ 50,000

The bonus amounts reflected in the above table shall be reduced by one-half if the Company sustains a net loss during the quarter.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company provides the President with two automobiles for personal use costing $2,287 per month.

NOTE 8 - SUBSEQUENT EVENT

On January 3, 2005, the Board of Directors adopted the Zynex Medical Holdings, Inc. 2005 Stock Option Plan. The Plan authorized the issuance of a total of 3,000,000 shares of common stock to both employees and non-employees. Concurrent with the adoption of the Plan, the Company granted 190,000 options to 16 employees at $0.30 per share (the quoted market value per share on January 3, 2005). The options vest at the rate of 25 percent per year and expire ten years from the date of grant.