Form 10QSB
period 2005-03-31
ZYNEX MEDICAL HOLDINGS   INC
filed 2005-05-16
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2005
                                                 --------------


                       Commission File Number: 33-26787-D
                                               ----------


                          Zynex Medical Holdings, Inc.
      -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                    33-26787-D            87-0403828
   ---------------------------      ---------------    ----------------------
   State or Other Jurisdiction       Commission File         IRS Employer
of Incorporation or Organization)        Number          Identification Number



         8100 Southpark Way, Suite A-9
             Littleton, Colorado                                  80120
     --------------------------------------                     --------
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

                            Yes [X]           No [ ]

As of March 31, 2005 23,070,377 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                       ZYNEX MEDICAL HOLDINGS, INC.
                               FORM 10-QSB
                                 INDEX
                                                                  Page Number
                                                                  -----------
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheet -
         March 31, 2005 ............................................     3

         Condensed Consolidated Statements of Operations -
         Quarter Ended March 31, 2005 and 2004 .....................     5

         Condensed Consolidated Statements of Cash Flows -
         Quarter Ended March 31, 2005 and 2004......................     6

            Notes to Condensed Consolidated Financial
         Statements ................................................     7

Item 2.  Management's Discussion and Analysis or Plan of
         Operations ................................................     8

Item 3.  Controls and Procedures ...................................     9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .........................................     10

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds ..................................................     10

Item 3.  Defaults Upon Senior Securities ...........................     10

Item 4.  Submission of Matters to a Vote of Security
         Holders ...................................................     10

Item 5.  Other Information .........................................     10

Item 6.  Exhibits...................................................     10

SIGNATURES .........................................................     12

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                          Zynex Medical Holdings, Inc.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                   (unaudited)

                                     ASSETS

Current Assets:
  Cash and equivalents                                              $      --
  Receivables, less allowance for
    uncollectible accounts of $393,308                                  340,047
  Inventory                                                             385,171
  Prepaid expenses                                                       23,400
  Refundable income taxes                                                 7,844
  Other current assets                                                       35
                                                                    -----------

         Total current assets                                           756,497

Property and equipment, less accumulated depreciation
  of $116,093                                                           229,706
Other assets                                                             10,940
                                                                    -----------

                                                                    $   997,143
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank overdraft                                                    $    26,192
  Notes payable                                                         113,186
  Capital lease                                                          13,498
  Accounts payable                                                      300,480
  Accrued payroll and payroll taxes                                      86,828
  Other accrued liabilities                                              90,087
                                                                    -----------

         Total current liabilities                                      630,271

Loan from stockholder                                                    12,000
Notes payable, less current maturities                                   40,116
Capital lease, less current maturities                                   55,783
                                                                    -----------

         Total liabilities                                              738,170
                                                                    -----------

                          Zynex Medical Holdings, Inc.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                   (unaudited)
                                    Continued
                                    ---------


Stockholders' Equity:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued or outstanding                            --
  Common stock, $.001, par value, 100,000,000 shares
    authorized, 23,070,377 shares issued and outstanding                 23,070
  Additional paid-in capital                                          1,335,233
  Accumulated (deficit)                                              (1,099,330)
                                                                    -----------

         Total stockholders' equity                                     258,973
                                                                    -----------

                                                                    $   997,143
                                                                    ===========

                          Zynex Medical Holdings, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                     Quarter ended March 31,
                                                   ----------------------------

                                                       2005           2004
                                                   ------------    ------------

Net sales and rental income                        $    544,943    $    262,941
Cost of sales and rentals                                87,112          46,098
                                                   ------------    ------------

         Gross profit                                   457,831         216,843

Operating expenses:
  Selling, general and administrative                   382,040         379,153
  Depreciation                                           16,027           8,614
                                                   ------------    ------------
                                                        398,067         387,767
                                                   ------------    ------------

              Income (loss) from operations              59,764        (170,924)

Interest and other income (expense)                      (3,684)        (16,068)
                                                   ------------    ------------

         Income (loss) before income taxes               56,080        (186,992)

Provision (benefit) for income taxes                       --              --
                                                   ------------    ------------

         Net income (loss)                         $     56,080    $   (186,992)
                                                   ============    ============

Net income (loss) per common and common
    equivalent share
  Basic                                            $       --      $      (0.01)
                                                   ============    ============
  Diluted                                          $       --      $      (0.01)
                                                   ============    ============

Weighted average number of shares outstanding
  Basic                                              23,070,377      22,198,915
                                                   ============    ============
  Diluted                                            23,136,558      22,198,915
                                                   ============    ============

                          Zynex Medical Holdings, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                      Quarter ended March 31,
                                                      ----------------------
                                                         2005        2004
                                                      ---------    ---------

Cash flows from operating activities:
  Net income (loss)                                   $  56,080    $(186,992)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
    Depreciation                                         16,027        8,614
    Issuance of warrants for consulting services           --         61,727
    Changes in operating assets and liabilities:
         Accounts receivable                           (149,956)     (14,869)
         Inventory                                      (65,472)     (46,180)
         Refundable income taxes                          3,847         --
         Other current assets                            (1,359)      (6,439)
         Other assets                                     3,532       (7,837)
         Advances from officers                            --          4,925
         Bank overdraft                                  26,192         --
         Accounts payable                               120,322       54,602
         Income taxes payable                              --         (2,391)
         Accrued liabilities                             21,515      (20,275)
                                                      ---------    ---------

Net cash provided by (used in) operating activities      30,728     (155,115)

Cash flows from investing activities:
  Purchase of equipment                                 (17,238)     (24,040)
                                                      ---------    ---------

Net cash used in investing activities                   (17,238)     (24,040)

Cash flows from financing activities:
  Payments on notes payable and capital lease           (28,568)     (27,845)
  Proceeds from sale of common stock                       --        180,000
  Proceeds from loans payable                              --         27,000
                                                                   ---------
  Proceeds from loan from stockholder                    12,000         --
                                                      ---------    ---------

Net cash provided by (used in) financing activities     (16,568)     179,155
                                                      ---------    ---------

Decrease in cash                                         (3,078)        --

Cash and equivalents at beginning of period               3,078         --
                                                      ---------    ---------


Cash and equivalents at end of period                 $    --      $    --
                                                      =========    =========
                                                      ---------    ---------

Supplemental cash flow information:
  Interest paid                                       $   5,144    $   5,719
  Income taxes paid                                        --          2,391
   Non-cash investing and financing activities -           --         56,332
   Equipment financed with note payable

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


2.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2005 and the results of its operations for the three months ended March 31, 2005 and 2004, and its cash flows for the three months ended March 31, 2005 and 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Furthermore, these financial statements should be read in conjunction with Zynex Medical Holdings, Inc.'s audited financial statements at December 31, 2004 included in the Company's Form 10-KSB filed April 15, 2005.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income
(loss) or financial position as previously reported.

3.   Stockholders' Equity

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

All share and per share amounts presented reflect the 23,070,377 outstanding shares as a result of the February 11, 2004 reverse acquisition, adjusted for subsequent activity.

Pursuant to the Company's 2005 Stock Option Plan, adopted on January 3, 2005, the Company granted 190,000 options to employees at $0.30 per share of common stock. As of March 31, 2005, 102,500 options remain outstanding under this grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Company's consolidated financial statements and related footnotes contained in this report.

Results of Operations

Net Sales and Rental Income. Net sales and rental income for the quarter ended March 31, 2005 was $544,943 an increase of $282,002, or 107.2% compared to $262,941 for the quarter ended March 31, 2004. The increase in net sales and rental income for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 was due to an increase in sales representatives and higher revenues generated from the sale and rental of a higher number of the Company's new Neuromove(TM) product.

Gross Profit. Gross profit for the quarter ended March 31, 2005 was $457,831, or 84.0% of revenue, an increase of $240,988, or 111.1%, from the gross profit of $216,843, or 82.5% of revenue, for the quarter ended March 31, 2004. The increase in gross profit for the quarter ended March 31, 2005, as compared with the same period last year, is due to higher net sales and rental income. Gross profit as a percent of revenue for the quarter ended March 31, 2005 is considered comparable to the like period in 2004 and is higher primarily because of a change in product mix.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 2005 were $382,040, an increase of $2,887 or .8%, compared to $379,153 for the same period last year. The modest increase compared to the same period in 2004 results from elimination of expenses and fees related to the 2004 reverse acquisition and is somewhat offset by increased expenses related to the substantial gain in sales.

During the first quarter of 2005 the Company increased its employees and sales representatives from those during the first quarter of 2004.

Interest and Other. Interest and other expenses were $3,684 for the quarter ended March 31, 2005, a decrease of $12,384 compared to $16,068 for the same period last year. The decrease results from a reduction in debt.

Liquidity and Capital Resources. We require cash to fund our operations and expect that our cash requirement will increase as our operations expand.

Cash provided by operating activities was $30,728 for the three months ended March 31, 2005 compared with cash used by operations of $155,115 for the three months ended March 31, 2004.

Cash used in investing activities was $17,238 for the three months ended March 31, 2005 compared to $24,040 for the same period in 2004. Cash used in investing activities represents the purchase of equipment and inventory rented to customers.

Cash used in financing activities was $16,568 for the three months ended
March 31, 2005 compared with cash provided by financing activities of $179,155 for the three months ended March 31, 2004. Sales of common stock during the three months ended March 31, 2004 provided net cash proceeds of $180,000. During the quarter the Company received $12,000 in working capital loans from principal shareholder Thomas Sandgaard.

Based on the Company's first quarter results and planned sales revenue for the next three quarters we believe that available cash will be adequate to meet our requirements for the balance of 2005. However, in order to fully implement our 2005 business plan, we may need to raise additional equity or debt financing.

We have initiated discussions with commercial banks that may provide a secured working capital line of credit to further assist us in executing our business plan. There can be no assurance that we will be able to raise such additional financing or do so on terms that are acceptable to us.

In order to conserve existing financial resources until such time as revenues increase or additional financing is obtained, we will closely monitor both our costs and revenue expectations and will take action, as circumstances require.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need to obtain additional capital in order to grow our business, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, our dependence on third party manufacturers to produce our goods on time and to our specifications, the acceptance of our products by hospitals and clinicians, implementation of our sales strategy including a strong direct sales force and other risks described in our 10-K Report for the year ended December 31, 2004.


ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management including the Company's Chief Executive and Principal

Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

There have been no changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Thomas Sandgaard, president of the Company and the owner of 84.4% of the Company's outstanding common stock, made several open market purchasers of the Company's common stock during the months of January, February and March. The purchases were not part of any plan or program to repurchase shares of common stock by the Company. Below is a listing of Mr. Sandgaard's purchases.


                                                       (a)            (b)             (c)               (d)

                                                                                     Total
                                                                                     number
                                                                                     Maximum
                                                                                     number
                                                                                     of shares      (or approximate
                                                                                     or units)      dollar value) of
                                                                                     purchased      shares (or
                                                                                     as part of     units) that may
                                                      Total                          publicly       yet be purchased
                                                    number of       Average price    announced      under the plans
                                                   shares (or      paid per share    plans or       or programs
Period                                           units) purchased     (or unit)      programs
------                                           ----------------  --------------    -----------    -----------------
January 3, 2005-January 28, 2005                       7,580             $.29             --                --

February 2, 2005-February 18, 2005                       900             $.32             --                --

March 15, 2005                                           300             $.28             --                --



ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     (a)  Exhibits

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

         32  Certification of Chief                Filed herewith electronically
             Executive Officer and Principal
             Financial Officer Pursuant
             to Section 18 U.S.C. Section 1350

          (b) Reports on Form 8-K


          On January 4, 2005, the Company filed a Form 8-K to report that the Company's Board of Directors adopted a resolution to change the Company's fiscal year to December 31.

          On May 16, 2005, the Company filed an Form 8-K to report the appointment of Peter J. Leveton as the Chief Financial Officer of the Company and the expectations of its first quarter 2005 financial results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ZYNEX MEDICAL HOLDINGS, INC.



Date: May 13, 2005                By:  /s/ Thomas Sandgaard
                                       -----------------------------------------
                                       Thomas Sandgaard, President,
                                       Chief Executive Officer,
                                       Treasurer and Principal Financial Officer



                              INDEX TO EXHIBITS


Exhibit No.             Description
-----------             -----------

  31                    Rule 15d-14(a) Certifications
  32                    Section 1350 Certifications