Form 10KSB/A
period 2004-12-31
ZYNEX MEDICAL HOLDINGS   INC
filed 2005-06-20
CIK 846475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A
                                  Amendment No. 1
(Mark One)

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

Securities registered under Section 12(g) of the Exchange Act: None

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent year were $1,256,676.
                                                             -----------

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

Transitional Small Business Disclosure Form (check one):  Yes [ ]    No [X]

            This amendment to the 10-KSB filed for the fiscal year ended December 31, 2004 amends the cover page and Items 9 and 11 to state that none of the Company's securities are registered under Section 12 of the Exchange Act of 1934, to state that the Company is not required to file reports under Section 16(a) of the Exchange Act because it reports under Section 15(d), and to revise the Equity Compensation Plan Information table.


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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities pursuant to Section 16(a) of the Exchange Act.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about shares of Common Stock available for issuance under the Company's equity incentive plan as of January 3, 2005.

                                                                                          Number of Securities
                                                                                         Remaining available for
                                      Number of Securities to                             future issuance under
                                      be Issued Upon Exercise                             Equity Compensation
                                      of Outstanding Options,    Weighted Average      Plans (excluding securities
                                       Warrants and Rights        Exercise Price         reflected in column (a)
Plan Category                                  (a)                     (b)                         (c)
----------------------------------    -----------------------   -----------------      ----------------------------
Plans Approved by Shareholders                None
-------------------------------------------------------------------------------------------------------------------

Plans Not Approved by Shareholders          190,000 (1)             $.30                    2,810,000

-------------------------------------------------------------------------------------------------------------------
   Total                                    190,000 (1)             $.30                    2,810,000
-------------------------------------------------------------------------------------------------------------------

------------------------


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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                            Description
--------------   ---------------------------------------------------------------

     31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     31.3 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ZYNEX MEDICAL HOLDINGS, INC.


                     By: /s/ Thomas Sandgaard
                         -----------------------------------------------
                         Thomas Sandgaard
                         President, Chairman and Chief Executive Officer, Principal Executive Officer
                         Date: June 16, 2005

                     By: /s/ Peter J. Leveton
                         -----------------------------------------------
                         Peter J. Leveton
                         Chief Financial Officer, Principal Financial Officer
                         Date: June 16, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

      Date               Name and Title          Signature
      ----               --------------          ---------
      June 16, 2005      Thomas Sandgaard        /s/Thomas Sandgaard
                         Director                --------------------