Form 10QSB
period 2005-06-30
ZYNEX MEDICAL HOLDINGS   INC
filed 2005-08-12
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2005
                                                 --------------


                       Commission File Number: 33-26787-D
                                               ----------


                          Zynex Medical Holdings, Inc.
      -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                    33-26787-D            90-0214497
   ---------------------------      ---------------    ----------------------
   State or Other Jurisdiction       Commission File         IRS Employer
of Incorporation or Organization)        Number          Identification Number



         8100 Southpark Way, Suite A-9
             Littleton, Colorado                                  80120
     --------------------------------------                     --------
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

                            Yes [X]           No [ ]

As of JuLY 31, 2005 23,117,784 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                       ZYNEX MEDICAL HOLDINGS, INC.
                               FORM 10-QSB
                                 INDEX
                                                                     Page Number
                                                                     -----------
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheet -
         June 30, 2005 ............................................      3

         Condensed Consolidated Statements of Operations -
            Quarters Ended June 30, 2005 and 2004 and Six
            Months Ended June 30, 2005 and 2004....................      5

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2005 and 2004...................      6

            Notes to Condensed Consolidated Financial
         Statements ...............................................      7

Item 2.  Management's Discussion and Analysis or Plan of
         Operations ...............................................      8

Item 3.  Controls and Procedures ..................................      9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ........................................     10

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds .................................................     10

Item 3.  Defaults Upon Senior Securities ..........................     10

Item 4.  Submission of Matters to a Vote of Security
         Holders ..................................................     10

Item 5.  Other Information ........................................     10

Item 6.  Exhibits..................................................     10

SIGNATURES ........................................................     12

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.




                          Zynex Medical Holdings, Inc.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2005
                                   (unaudited)

                                     ASSETS

Current Assets:
  Cash and equivalents                                               $     --
  Receivables, less allowance for
    uncollectible accounts of $487,461                                  475,910
  Inventory                                                             396,560
  Prepaid expenses                                                       14,344
  Refundable income taxes                                                 7,586
  Other current assets                                                      661
                                                                     ----------

         Total current assets                                           895,061

Property and equipment, less accumulated depreciation
  of $132,894                                                           223,102
Other assets                                                             10,940
                                                                     ----------

                                                                     $1,129,103
                                                                     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank overdraft                                                     $   19,116
  Notes payable                                                          99,951
  Capital lease                                                          13,787
  Accounts payable                                                      373,824
  Loan from stockholder                                                  25,300
  Accrued payroll and payroll taxes                                      87,577
  Other accrued liabilities                                              75,804
                                                                     ----------

         Total current liabilities                                      695,359

Notes payable, less current maturities                                   34,629
Capital lease, less current maturities                                   52,226
                                                                     ----------

         Total liabilities                                              782,214
                                                                     ----------

Contingencies and Commitments                                              --

                          Zynex Medical Holdings, Inc.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2005
                                   (unaudited)
                                    Continued
                                    ---------


Stockholders' Equity:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued or outstanding                            --
  Common stock, $.001, par value, 100,000,000 shares
    authorized, 23,117,784 shares issued and outstanding                 23,117
  Additional paid-in capital                                          1,347,686
  Accumulated (deficit)                                              (1,023,914)
                                                                    -----------

         Total stockholders' equity                                     346,889
                                                                     -----------

                                                                     $ 1,129,103
                                                                     ===========

                          Zynex Medical Holdings, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                             Quarter Ended                 Six Months Ended
                                                June 30,                        June 30,
                                      ---------------------------    ---------------------------
                                          2005           2004            2005           2004
                                      ------------   ------------    ------------   ------------
Net sales and rental income           $    589,483   $    336,705    $  1,134,426   $    599,596
Cost of sales, rentals and freight          73,250         54,528         160,362        100,628
                                      ------------   ------------    ------------   ------------
  Gross profit                             516,233        282,177         974,064        498,968

Selling, general and administrative        417,784        456,425         799,824        835,395
Depreciation                                16,801         13,759          32,828         22,373
                                      ------------   ------------    ------------   ------------
                                           434,585        470,184         832,652        857,768

  Income (loss) from operations             81,648       (188,007)        141,412       (358,800)

Interest and other expense                   6,232          6,497           9,916         22,696
                                      ------------   ------------    ------------   ------------

  Income (loss) before income taxes         75,416       (194,504)        131,496       (381,496)

Income tax provision (benefit)                --           (6,375)           --          (12,750)
                                      ------------   ------------    ------------   ------------
Net income (loss)                     $     75,416   $   (188,129)   $    131,496   $   (368,746)
                                      ============   ============    ============   ============

Basic and diluted net income (loss)
  per common share                    $       0.00   $      (0.01)   $       0.01   $      (0.02)
                                      ============   ============    ============   ============

Weighted average number of shares
  outstanding
  Basic                                 23,074,024     22,521,945      23,072,210     22,360,430
                                      ============   ============    ============   ============
  Diluted                               23,237,948     22,521,945      23,230,567     22,360,430
                                      ============   ============    ============   ============

                          Zynex Medical Holdings, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                      Six Months Ended June 30,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------

Cash flows from operating activities:
  Net income (loss)                                  $   131,496    $  (368,746)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
    Depreciation                                          16,801         22,858
    Issuance of warrants for consulting services            --           61,727
    Issuance of common stock for consulting services      12,500           --
    Loss on disposal of equipment                           --            9,721
    Changes in operating assets and liabilities:
         Accounts receivable                            (285,820)       (47,583)
         Inventory                                       (76,861)      (107,733)
         Refundable income taxes                           4,105           --
         Other current assets                              7,071           (288)
         Other assets                                      3,532         (6,985)
         Bank overdraft                                   19,116           --
         Accounts payable                                193,666         39,683
         Accrued liabilities                               7,981         13,850
                                                     -----------    -----------

Net cash provided by (used in) operating activities       33,587       (383,496)

Cash flows from investing activities:
  Purchase of equipment                                  (11,408)       (38,760)

                                                     -----------    -----------
Net cash used in investing activities                    (11,408)       (38,760)


Cash flows from financing activities:
  Payments on notes payable and capital lease            (50,557)       (62,908)
  Proceeds from sale of common stock                        --        1,259,988
  Proceeds from (payments on) loan from stockholder       25,300        (12,816)
                                                     -----------    -----------
Net cash provided by (used in) financing activities      (25,257)     1,184,264
                                                     -----------    -----------

(Decrease) Increase in cash                               (3,078)       762,008

Cash and equivalents at beginning of period                3,078           --
                                                     -----------    -----------


Cash and equivalents at end of period                $      --      $   762,008
                                                     ===========    ===========


Supplemental cash flow information:
  Interest paid                                      $    13,212    $    14,467
  Income taxes paid                                         --            2,391
  Non-cash investing and financing activities
    Equipment financed with note payable                    --           56,332



                          Zynex Medical Holdings, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2005
                                   (unaudited)



                                                      Additional
                          Number of                   Paid-In      Accumulated
                          Shares        Amount        Capital        Deficit         Total
                         -----------   -----------   -----------   -----------    -----------
December 31,2004          23,070,377   $    23,070   $ 1,335,233   $(1,155,410)   $   202,893

 Issuance of common
  stock for consulting
    services                  47,407            47        12,453          --           12,500

Net income                      --            --            --         131,496        131,496
                         -----------   -----------   -----------   -----------    -----------
June 30, 2005             23,117,784   $    23,117   $ 1,347,686   $(1,023,914)   $   346,889
                         ===========   ===========   ===========   ===========    ===========

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


2.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2005 and the results of its operations for the quarter and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004.

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

As reported in the December 31, 2004 financial statements, the Company incurred a substantial loss in 2004 and as of June 30, 2005 reported no cash or cash equivalents. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is in discussions with commercial banks and asset based lenders that may provide a secured working capital line of credit and with private equity investors to further assist in executing its business plan. There can be no assurance that it will be able to raise such additional financing or do so on terms that are acceptable to the Company.


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

All share and per share amounts presented reflect the 23,117,784 outstanding shares as a result of the February 11, 2004 reverse acquisition, adjusted for subsequent activity.

Pursuant to the Company's 2005 Stock Option Plan, adopted on January 3, 2005, the Company granted 190,000 common stock options to employees on January 3, 2005 at $0.30 per share and 22,000 common stock options to employees on April 1, 2005 at $0.23 per share. As of June 30, 2005, 102,500 options of the January 3, 2005 grant and 22,000 shares of the April 1, 2005 grant remain outstanding.

Pursuant to the April 18, 2005 Compensation Agreement between the Company and Peter J. Leveton, Chief Financial Officer, on April 18, 2005 the Company granted 350,000 stock options to Mr. Leveton at $0.22 per share of common stock. As of June 30, 2005, 350,000 shares remain outstanding.

As of June 24, 2005 the Company issued 47,407 shares of common stock to The Wall Street Group for $12,500 of consulting services rendered during the period April 1 through June 30, 2005, The shares were issued at prices of $0.23 to $0.31 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.


Results of Operations

Net Sales and Rental Income. Net sales and rental income for the quarter and six months ended June 30, 2005 were $589,483 and $1,134,426, an increase of $252,778 and $534,830, or 75.1% and 89.2% compared to $336,705 and $599,596 for the quarter and six months ended June 30, 2004. The increase in net sales and rental income for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 was due to greater end user and physician awareness of the Company's products resulting from its increased 2004 marketing investments and an increase in sales representatives.

Gross Profit. Gross profit for the quarter and six months ended June 30, 2005 were $516,233 and $974,074, or 87.6% and 85.9% of revenue, an increase of $234,056 and $475,096, or 82.9% and 95.2%, from the gross profit of $282,177 and
$498,968, or 83.8% and 83.2% of revenue, for the quarter and six months ended June 30, 2004. The increase in gross profit for the quarter and six months ended June 30, 2005, as compared with the same period last year, is due to higher net sales and rental income.

Gross profit as a percent of revenue for the quarter and six months ended June 30, 2005 is higher than the like period in 2004 because of improved terms with certain suppliers and improved collections.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter and six months ended June 30, 2005 were $417,784 and $799,824, a decrease of $38,641 and $35,571 or 8.5% and 4.3%, compared to
$456,425 and $835,395 for the same periods last year. The decreases compared to the same periods last year were due to reductions in highly compensated personnel, office expense, and advertising, marketing and promotion, offset by increases in public company expense, consulting, legal fees, and liability insurance.

Interest and Other. Interest and other expenses were $6,232 and $9,916 for the quarter and six months ended June 30, 2005, a decrease of $265 and $12,780 compared to $6,497 and $22,696 for the same periods last year. The decreases result primarily from a reduction in interest and finance charges due to a reduction in debt.

Liquidity and Capital Resources. We expect that our cash requirements will increase as our operations expand. Based on the Company's first half results and planned sales revenue for the next two quarters we believe that available cash will be adequate to meet our requirements for the balance of 2005. However, in order to fully implement our 2005 business plan, we need to raise additional equity or debt financing.

We are in discussions with commercial banks and asset based lenders that may provide a secured working capital line of credit and with private equity investors to further assist in executing our business plan. There can be no assurance that we will be able to raise such additional financing or do so on terms that are acceptable to us.

Cash provided by operating activities was $33,587 for the six months ended June 30, 2005 compared with cash used by operations of $383,496 for the six months ended June 30, 2004. The primary reasons for improvement in cash flow werethe increase in net sales and rental income concurrent with reductions in operating expenses and the resultant improvement in net income.

Cash used in investing activities was $11,408 for the six months ended June 30, 2005 compared to $38,760 for the same period in 2004. Cash used in investing activities represent the purchase of equipment and inventory rented to customers.

Cash used in financing activities was $25,257 for the six months ended June 30, 2005 compared with cash provided by financing activities of $1,184,264 for the six months ended June 30, 2004. Sales of common stock during the six months ended June 30, 2004 provided net cash proceeds of $1,259,988. During the six months ended June 30, 2005 the Company received $25,300 in working capital loans from principal shareholder Thomas Sandgaard.

To conserve and most efficiently and effectively use financial resources now and in the future we will continue to closely monitor both our costs and revenue expectations and will take appropriate action as circumstances require.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need to obtain additional capital in order to grow our business, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, our dependence on third party manufacturers to produce our goods on time and to our specifications, the acceptance of our products by hospitals and clinicians, implementation of our sales strategy including a strong direct sales force and other risks described in our 10-KSB Report for the year ended December 31, 2004.


ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

There have been no changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 3 to the Notes to the Condensed Consolidated Financial Statements for information regarding the issuance of common stock to The Wall Street Group on June 24, 2005. These shares were issued pursuant to an exemption from registration under the Securities Act of 1933 for a limited or non-public offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     (a)  Exhibits

          10.1  Compensation Agreement dated       Filed herewith electronically
                as of April 18, 2005
                between the Company
                and Peter J. Leveton.


          31.1  Certification of Chief             Filed herewith electronically
                Executive Officer
                Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002

          31.2  Certification of Chief Financial   Filed herewith electronically
                Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002

          32    Certification of Chief             Filed herewith electronically
                Executive Officer and Chief
                Financial Officer Pursuant
                to Section 18 U.S.C. Section 1350


          (b) Reports on Form 8-K

              On June 2, 2005 the Company filed a Form 8-K to report a definitive compensation agreement with Peter J. Leveton, Chief Financial Officer of the Company.

         On June 28, 2005 the Company filed a Form 8-K to announce the June 27, 2005 press release and publication of a Wall Street Transcript interview with Thomas Sandgaard, Chairman, President and Chief Executive Officer of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ZYNEX MEDICAL HOLDINGS, INC.



Date: August 11, 2005             By:  /s/ Thomas Sandgaard
                                       -----------------------------------------
                                       Thomas Sandgaard, President,
                                       Chief Executive Officer,
                                       Treasurer

                                  By:  /s/ Peter J. Leveton
                                       -----------------------------------------
                                       Chief Financial Officer
                                       Principal Financial Officer



                              INDEX TO EXHIBITS


Exhibit No.             Description
-----------             -----------
   10.1                 Compensation Agreement dated as of
                        April 18, 2005 between
                        the Company and Peter J. Leveton.

   31.1                 Certification Of the Chief Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

   31.2                 Certification of the Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of the Chief Executive Officer and Chief Chief Financial Officer Pursuant to Section 18 U.S.C.
                        Section 1350