Form 10QSB
period 2005-09-30
ZYNEX MEDICAL HOLDINGS INC
filed 2005-11-14
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2005
                                                ------------------


                       Commission File Number: 33-26787-D
                                               ----------


                          Zynex Medical Holdings, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                       33-26787-D            90-0214497
  ----------------------------------      --------------   ---------------------
     State or Other Jurisdiction         Commission File      IRS Employer
  of Incorporation or Organization)          Number        Identification Number


                          8100 Southpark Way, Suite A-9
                            Littleton, Colorado 80120
                 -----------------------------------------------
                 Address of Principal Executive Offices Zip Code


                                 (303) 703-4906
                         ------------------------------
                         Registrant's Telephone Number,
                               Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


As of October 31, 2005, 23,186,381 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                          ZYNEX MEDICAL HOLDINGS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

    Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet - September 30, 2005          3
          Condensed Consolidated Statements of Operations -
              Quarters Ended September 30, 2005 and 2004 and Nine
               Months Ended September 30, 2005 and 2004                      5
          Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 2005 and 2004                  6
          Condensed Consolidated Statement of Stockholders' Equity-
               Nine Months Ended September 30, 2005                          7
          Notes to Condensed Consolidated Financial Statements               8

    Item 2.  Management's Discussion and Analysis or Plan of Operations     10

    Item 3.  Controls and Procedures                                        12

    PART II: OTHER INFORMATION

    Item 1.  Legal Proceedings                                              12
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    12
    Item 3.  Defaults Upon Senior Securities                                12
    Item 4.  Submission of Matters to a Vote of Security Holders            12
    Item 5.  Other Information                                              12
    Item 6.  Exhibits                                                       13

    SIGNATURES                                                              14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                          Zynex Medical Holdings, Inc.
                      Condensed Consolidated Balance Sheet
                               September 30, 2005
                                   (unaudited)

                                     ASSETS



Current Assets:
    Cash and equivalents                                            $      --
    Receivables, less allowance for
      uncollectible accounts of $583,911                                657,630
    Inventory                                                           396,473
    Prepaid expenses                                                     17,224
    Refundable income taxes                                               7,586
    Other current assets                                                  1,827
                                                                    -----------

         Total current assets                                         1,080,740

Property and equipment, less accumulated depreciation
    of $148,926                                                         217,797
Other assets                                                             10,940
                                                                    -----------

                                                                    $ 1,309,477
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Bank overdraft                                                  $     9,572
    Notes payable                                                        90,016
    Capital lease                                                        14,082
    Accounts payable                                                    395,855
    Loan from stockholder                                                48,011
    Accrued payroll and payroll taxes                                    92,755
    Other accrued liabilities                                            81,204
                                                                    -----------

         Total current liabilities                                      731,495

Long Term Liabilities:
    Notes payable, less current maturities                               31,862
    Capital lease, less current maturities                               48,593
                                                                    -----------


         Total liabilities                                              811,950
                                                                    -----------

Contingencies and Commitments                                              --

                          Zynex Medical Holdings, Inc.
                      Condensed Consolidated Balance Sheet
                               September 30, 2005
                                   (unaudited)

                                    Continued
                                     -------


Stockholders' Equity:
    Preferred stock, $0.001 par value, 10,000,000
      authorized, no shares issued or outstanding                          --
    Common stock, $0.001, par value, 100,000,000 shares
      authorized, 23,165,351 shares issued and outstanding               23,165
    Additional paid-in capital                                        1,368,866
    Accumulated deficit                                                (894,504)
                                                                    -----------

         Total stockholders' equity                                     497,527
                                                                    -----------

                                                                    $ 1,309,477
                                                                    ===========
                 See accompanying condensed consolidated notes.


                          Zynex Medical Holdings, Inc.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                                                                                    Nine Months Ended
                                                 Quarter Ended September 30,           September 30,
                                                ----------------------------    ---------------------------
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------   ------------
Net sales and rental income                     $    604,141    $    366,784    $  1,738,566   $    966,430
Cost of sales and rentals                             39,926          61,194         200,287        161,820
                                                ------------    ------------    ------------   ------------

        Gross profit                                 564,215         305,590       1,538,279        804,610

Operating expenses:
    Selling, general and administrative              414,440         545,661       1,214,281      1,381,240
    Depreciation                                      16,032          10,324          48,860         32,697
                                                ------------    ------------    ------------   ------------
                                                     430,472         555,985       1,263,141      1,413,937
                                                ------------    ------------    ------------   ------------

    Income (loss) from operations                    133,743        (250,395)        275,138       (609,327)

    Interest and other expense                        (4,333)        (33,823)        (14,232)       (56,387)
                                                ------------    ------------    ------------   ------------

         Income (loss) before income taxes           129,410        (284,218)        260,906       (665,714)

Income tax provision (benefit)                          --              --              --          (12,750)
                                                ------------    ------------    ------------   ------------

        Net income (loss)                       $    129,410    $   (284,218)   $    260,906   $   (652,964)
                                                ============    ============    ============   ============

Basic and diluted net income (loss)
    per common share                            $       0.01    $      (0.01)   $       0.01   $      (0.03)
                                                ============    ============    ============   ============

Weighted average number of shares
  outstanding:

    Basic                                         23,141,330      22,039,007      23,095,520     22,588,273
                                                ============    ============    ============   ============

    Diluted                                       23,383,878      23,039,007      23,210,830     22,588,273
                                                ============    ============    ============   ============

                 See accompanying condensed consolidated notes.

                          Zynex Medical Holdings, Inc.
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (unaudited)

                                                                  2005           2004
                                                              -----------    -----------
Cash flow from operating activities:
    Net income (loss)                                         $   260,906    $  (652,964)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operations:
        Depreciation                                               48,860         32,697
        Issuance of warrants for consulting services                 --           61,727
        Issuance of common stock for consulting services           33,728         11,707
        Loss on disposal of equipment                                --           38,221
        Issuance of stock for loan financing                         --            2,730
        Changes in operating assets and liabilities:
            Receivables                                          (467,539)       (68,722)
            Inventory                                             (76,774)      (188,118)
            Refundable income taxes                                 4,105           --
            Other current assets                                    3,025        (25,162)
            Other assets                                            3,532         (6,985)
            Bank overdraft                                          9,572           --
            Accounts payable                                      215,697        (25,634)
            Accrued liabilities                                    18,559         24,258
                                                              -----------    -----------

Net cash provided by (used in) operating activities                53,671       (796,245)

Cash flows from investing activities:
    Purchase of equipment                                         (38,162)       (43,893)
                                                              -----------    -----------
Net cash (used in) investing activities                           (38,162)       (43,893)

Cash flows from financing activities:
    Payments on notes payable and capital lease                   (66,598)      (122,739)
    Proceeds from sale of common stock                               --        1,259,987
    Proceeds from (payments on) loan from stockholder              48,011        (13,878)
                                                              -----------    -----------

Net cash provided by (used in) financing activities               (18,587)     1,123,370
                                                              -----------    -----------

(Decrease) Increase in cash                                        (3,078)       283,232

Cash and equivalents at beginning of period                         3,078           --
                                                              -----------    -----------

Cash and equivalents at end of period                         $      --      $   283,232
                                                              ===========    ===========


Supplemental cash flow information:
    Interest paid                                             $    14,693    $    22,184
    Income taxes paid                                                --           13,153
    Non-cash investing and financing activities -
      Equipment financed with note payable                           --           56,332

                 See accompanying condensed consolidated notes.

                          Zynex Medical Holdings, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2005
                                   (unaudited)

                                                          Additional
                              Number of                    paid-in     Accumulated
                               shares        Amount        capital       deficit         Total
                             -----------   -----------   -----------   -----------    -----------
December 31, 2004             23,070,377   $    23,070   $ 1,335,233   $(1,155,410)   $   202,893

Issuance of common
   stock for consulting
   services                       94,974            95        33,633          --           33,728


Net income                          --            --            --         260,906        260,906
                             -----------   -----------   -----------   -----------    -----------
September 30, 2005            23,165,351   $    23,165   $ 1,368,866   $  (894,504)   $   497,527
                             ===========   ===========   ===========   ===========    ===========

                 See accompanying condensed consolidated notes.

                          ZYNEX MEDICAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Nature of Business

The Company designs, manufactures, markets and sells its own lines of FDA approved products for the domestic and international electrotherapy and stroke recovery markets. The Company also purchases electrotherapy devices and supplies from other domestic and international suppliers for resale.


2.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2005 and the results of its operations for the quarter and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income
(loss) or financial position as previously reported.

As reported in the December 31, 2004 financial statements, the Company incurred a substantial loss in 2004 and as of September 30, 2005 reported no cash or cash equivalents. The Company executed a $400,000 term loan agreement with Silicon Valley Bank, Santa Clara, CA and Boulder, CO on September 29, 2005. The Agreement became effective October 5, 2005 and the Company believes this loan, coupled with its improved operating performance, will provide the funds necessary to continue its operations as a going concern.

Additionally, the Company is in discussions with potential investors and investment bankers that may provide long term funding to further assist in executing its business plan. There can be no assurance that it will be able to raise such additional financing or do so on terms that are acceptable to the Company.

                          ZYNEX MEDICAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

All share and per share amounts presented reflect the 23,165,351 outstanding shares resulting from the February 11, 2004 reverse acquisition, adjusted for subsequent activity.

Pursuant to the Company's 2005 Stock Option Plan, on July 1, 2005 the Company granted 28,000 stock options to employees at exercise prices of $0.50 per share and on August 15, 2005 the Company granted 12,670 stock options to an employee at an exercise price of $0.57 per share.


For the quarter and the nine months ended September 30, 2005, the Company issued 47,567 and 94,974 shares of common stock, respectively, to investor relations and financial consultants for services performed, at prices ranging from $0.23 to $0.54 per share.

4.   Subsequent Event

On October 5, 2005 the Company and its wholly owned subsidiary Zynex Medical, Inc. received $400,000 under a three-year term loan agreement with Silicon Valley Bank, Santa Clara, California and Boulder, Colorado (the "Lender"). The loan bears interest at a per annum fixed rate of 7.84%. The loan is personally guaranteed by Zynex Chairman, President and Chief Executive Officer Thomas Sandgaard and is collateralized by a first perfected security interest in accounts receivable, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. The Company will repay the loan in 36 equal monthly payments of principal and interest. The loan includes financial covenants for minimum liquidity and minimum debt service coverage. In connection with the loan the Lender was granted a seven-year warrant to purchase 50,000 shares of Zynex Common Stock at an exercise price of $0.71 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.

Results of Operations

Net Sales and Rental Income. Net sales and rental income for the quarter and nine months ended September 30, 2005 were $604,141 and $1,738,566, an increase of $237,357 and $772,136, or 64.7% and 79.9% compared to $366,784 and $966,430 for the quarter and nine months ended September 30,2004. The increase in net sales and rental income for the quarter and nine months ended September 30, 2005 compared to the quarter and nine months ended September 30, 2004 was due primarily to greater awareness of the Company's products by end users and physicians resulting from its increased 2004 and 2005 marketing investments, growing market penetration and increased rental income from the greater number of Zynex products placed in use during the prior periods.

Gross Profit. Gross profit for the quarter and nine months ended September 30, 2005 was $564,215 and $1,538,279, or 93.4% and 88.5% of revenue, an increase of
$258,625 and $733,669, or 84.6% and 91.2%, from the gross profit of $305,590 and
$804,610, or 83.3% and 83.3% of revenue for the quarter and nine months ended September 30, 2004. The increase in gross profit for the quarter and nine months ended September 30, 2005, as compared with the same periods last year, is due to higher net sales and rental income.

Gross profit as a percent of revenue for the quarter and nine months ended September 30, 2005 is higher than the like periods in 2004 because rental revenue, which maintains a higher profit margin, represents a larger percentage of total revenue than in the prior periods, the Company obtained improved pricing with certain vendors and estimated collections improved over the prior periods.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter and nine months ended September 30, 2005 were $414,440 and $1,214,281, a decrease of $131,221 and $166,959 compared to $545,661 and
$1,381,240 for the same periods last year. The decreases compared to the same periods last year were due to reductions in personnel, travel and entertainment, office expense, and advertising, marketing and promotion, offset by increases in public company expense, consulting, legal fees, and liability insurance.

Interest and Other. Interest and other expenses were $4,333 and $14,232 for the quarter and nine months ended September 30, 2005, a decrease of $29,490 and $42,155 compared to $33,823 and $56,387 for the same periods last year. The decreases result primarily from a reduction in interest and finance charges due to an increase in cash flow and reduction in debt.

Liquidity and Capital Resources. We expect that our cash requirements will increase as our operations expand. Based on the Company's results for the first nine months of 2005, our projected revenue through 2006 and our post September 30, 2005 completed $400,000 bank loan, we believe that available cash will be adequate to meet our requirements for the balance of 2005 and future periods through at least September 2006. However, to fully implement our 2005/2006 business plan, we need to raise additional equity or debt financing.

We are in discussions with potential investors and investment bankers to raise additional funds that will further assist in executing our business plan. There can be no assurance that we will be able to raise such additional funds or do so on terms that are acceptable to us.

Cash provided by operating activities was $53,671 for the nine months ended September 30, 2005 compared to $796,245 cash used in operating activities for the nine months ended September 30, 2004. The primary reasons for improvement in cash flow were the increase in net sales and rental income concurrent with reductions in operating expenses and the resultant improvement in net income.

Cash used in investing activities was $38,162 for the nine months ended September 30, 2005 compared to $43,893 for the same period in 2004. Cash used in investing activities represents the purchase of equipment and inventory rented to customers.

Cash used in financing activities was $18,587 for the nine months ended September 30, 2005 compared with cash provided by financing activities of $1,123,370 for the nine months ended September 30, 2004. Sales of common stock during the nine months ended September 30, 2004 provided net cash proceeds of $1,259,987. During the nine months ended September 30, 2005 the Company received $48,011 in net working capital loans from principal stockholder and Chief Executive Officer, Thomas Sandgaard.

To conserve and most efficiently and effectively use our financial resources we do now and will continue to closely monitor our actual and projected revenue, costs and cash flow, and will take appropriate action as circumstances require.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

There have been no changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 3 to the Notes to the Condensed Consolidated Financial Statements for information regarding the issuance of common stock to investor relations and financial consultants. These shares were issued pursuant to an exemption from registration under the Securities Act of 1933 for a limited or non-public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS.

     (a)  Exhibits


          31.1    Certification of Chief                Filed herewith
                  Executive Officer                     electronically
                  Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

          31.2    Certification of Chief Financial      Filed herewith
                  Officer Pursuant to Section 302       electronically
                  of the Sarbanes-Oxley Act of 2002

          32      Certification of Chief                Filed herewith
                  Executive Officer and Chief           electronically
                  Financial Officer Pursuant
                  to Section 18 U.S.C. Section 1350


     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ZYNEX MEDICAL HOLDINGS, INC.



Date: November 14,  2005                       By: /s/ Thomas Sandgaard
                                                   ----------------------------
                                                   President and
                                                   Chief Executive Officer,
                                                   Treasurer

                                                By: /s/ Peter J. Leveton
                                                    ---------------------------
                                                    Chief Financial Officer
                                                    Principal Financial Officer



                                INDEX TO EXHIBITS
                          Certifications to be attached


   Exhibit No.     Description
   -----------     -----------

      31.1 Certification Of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


      31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350