Form 10KSB
period 2005-12-31
ZYNEX MEDICAL HOLDINGS INC
filed 2006-04-18
CIK 846475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE


                      For the year ended December 31, 2005
                                         -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


                        Commission file number 33-26787-D
                                               ----------

                          ZYNEX MEDICAL HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                 NEVADA                                    90-0214497
     -------------------------------                   -------------------
       (State or other jurisdiction                     I.R.S. employer
     of incorporation or organization                   Identification No.


     8100 Southpark Way, Suite A-9, Littleton, Colorado         80120
     --------------------------------------------------       ----------
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

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [X]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

     The issuer's revenues for its most recent year were $2,258,808.
                                                         -----------

     The aggregate market value of the 4,676,654 common shares held by non-affiliates of the registrant was $2,572,160 computed by reference to the average closing bid and ask price of such stock as listed on the OTC Bulletin Board on March 15, 2006.

     This computation is based on the number of issued and outstanding shares held by persons other that officers, Directors and shareholders of 5% or more of the registrant's common shares.

     As of April 15, 2006 23,220,654 shares of common stock are issued and outstanding.

Documents incorporated by reference:  See exhibits.

Transitional Small Business Disclosure Form (check one):  Yes [ ]    No [X]


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." We undertake no obligation to update any forward looking statements to reflect any future events or developments. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

     When used in this annual report, the terms the "Company," "Zynex", "we," "us," "ours," and similar terms refer to Zynex Medical Holdings, Inc., a Nevada corporation, and its wholly-owned subsidiary, Zynex Medical, Inc.

                                TABLE OF CONTENTS

                  FORM 10-KSB ANNUAL REPORT - FISCAL YEAR 2005
                          ZYNEX MEDICAL HOLDINGS, INC.



                                                                           PAGE
                                                                           ----
PART I

Item 1.  Description of Business .........................................    4
Item 2.  Description of Property .........................................   12
Item 3.  Legal Proceedings ...............................................   13
Item 4.  Submission of Matters to a Vote of Security Holders .............   13

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities ..........   13
Item 6.  Management's Discussion and Analysis or Plan of Operations ......   14
Item 7.  Financial Statements ............................................   25
Item 8.  Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosure ......................................   25
Item 8A. Controls and Procedures .........................................   26
Item 8B. Other Information ...............................................   26

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act .............   26
Item 10. Executive Compensation ..........................................   27
Item 11. Security Ownership of Certain Beneficial Owners and
           Management And Related Stockholder Matters ....................   30
Item 12. Certain Relationships and Related Transactions ..................   32
Item 13. Exhibits ........................................................   33
Item 14. Principal Accountant Fees and Services ..........................   25

ITEM 1.  DESCRIPTION OF BUSINESS:


History
-------

Zynex Medical Holdings, Inc. (the "Company" or "Zynex"), formerly Fox River Holdings, Inc., was initially organized on December 26, 1991 as a Delaware corporation under the name of Life Medical Technologies, Inc. The Company engaged in the business of bringing new medical product technology to the health care market place. Between 1995 and 2003, the Company changed its corporate name and business several times. Zynex' corporate history prior to February 11, 2004 is detailed in the Company's December 31, 2004 10-KSB filed on April 15, 2005.

On February 11, 2004, Zynex Medical Holdings, Inc. acquired 100% of the common stock of Zynex Medical, Inc., a privately held Colorado corporation ("Zynex Medical"), pursuant to an acquisition agreement by issuing 19,500,000 shares of common stock to the sole shareholder of Zynex Medical, Thomas Sandgaard. Immediately after the transaction, the former shareholder of Zynex Medical owned approximately 88.5 percent of the Company's common stock.

Zynex is the parent company of Zynex Medical. Zynex Medical designs, manufactures and markets a line of FDA approved medical devices for the electrotherapy and stroke rehabilitation markets. The Company's headquarters are located in Littleton, Colorado.

Zynex Medical was incorporated by Mr. Sandgaard as Stroke Recovery Systems, Inc, ("SRSI") under the laws of the state of Colorado on March 3, 1998. On October 1, 2003, SRSI acquired by merger the assets and liabilities of Dan Med, Inc. ("DMI"), a Colorado corporation incorporated by Mr. Sandgaard on October 31, 1996. Mr. Sandgaard operated SRSI as a privately owned Colorado corporation from inception until the February 11, 2004 Zynex transaction.

For accounting purposes, Zynex Medical is treated as the acquiring corporation, and financial statements for years prior to 2004 are those of Zynex Medical.

DMI's primary activity was importing and marketing European-made electrotherapy devices from its inception until 1999 when DMI began to develop, assemble and market its own line of electrotherapy products. Its own products constituted over 80% of DMI revenues at the time of its acquisition by SRSI.

Prior to acquiring DMI, SRSI's primary activities were to develop and market homecare electrotherapy devices for US stroke survivors suffering impaired mobility and loss of functionality. In early 2002, SRSI engaged its own sales force and began to market DMI's entire line of standard electrotherapy products. The DMI products accounted for over 75% of Zynex Medical's 2002 revenue.

Current Business
----------------

Zynex engineers, manufactures, markets and sells its own design of FDA cleared medical devices into two distinct market segments, (1) standard electrotherapy products for pain relief / pain management, and (2) the NeuroMove(TM) for stroke and spinal cord injury ("SCI") rehabilitation.

All Zynex products are patient friendly and designed for home use. The products are cost effective when compared to traditional physical therapy, and often result in better mobility, less pain and increased potential for a patient to return to work and a fuller life significantly earlier than with traditional therapies alone. The NeuroMove has been the subject of nine successfully completed clinical trials and is currently being evaluated in four trials.

The U.S. Food and Drug Administration (the "FDA") has cleared all of our products for sale in the United States (the "U.S.") and all of our products require a physician's prescription or authorization before they can be dispensed in the U.S.

In summary, we believe our products assist in improving the quality of life for patients suffering with impaired mobility from stroke or SCI, and those suffering from debilitating and chronic pain.

Our business model considers the physician's prescription an "order", and it is on this basis we provide the product to the patient and either bill the patient directly or the patient's private or government insurer (Medicare or Medicaid) for payment.

Our electrotherapy products, the IF8000, TruWave and E-Wave, are marketed through physicians and therapists by primarily our independent contractor sales representatives, some of whom receive additional compensation to serve as Regional Sales Managers. We also employ one inside sales person. The NeuroMove is marketed directly to end-user patients and physicians who specialize in stroke and SCI rehabilitation.

In order to increase revenues, we intend to hire or contract with additional sales representatives and such addition is part of our 2006 business plan.

In order for the Company to expand our international sales and distribution, we intend to commence building an effective international network of local distributors to resell our products.


OUR PRODUCTS

We currently market and sell four Zynex produced products and resell seven products, as indicated below:


         Product Name                   Description
         ------------                   ----------------
         Our Products

         IF 8000                         Combination Interferential and Muscle
                                         Stimulation Device

         E-Wave                          Dual Channel NeuroMuscular Electrical
                                         Stimulation Device

         TruWave                         Dual Channel TENS Device

         NM 900                          NeuroMove. EMG triggered Electrical
                                         Stimulation Device

         Resale Products

         Elpha 3000                      Dual Channel NeuroMuscular Electrical
                                         Stimulation Device

         Conti4000                       Electrical Stimulation Device for
                                         Incontinence Treatment

         Arista 2000                     Dual Channel TENS Device

         Elpha 1000                      Dual Channel TENS Device

         DCHT                            Cervical Traction Device

         LHT                             Lumbar Traction Device

         Electrodes                      Supplies, re-usable for delivery of
                                         electrical current to the body

The Company receives a majority of its revenue from its TENS devices and a significant portion of its revenue from the NeuroMove.

Stroke and Spinal Cord Injury Rehabilitation
--------------------------------------------

Our proprietary, patent pending NeuroMove is a Class II medical device that has been cleared by the FDA for stroke and spinal cord injury ("SCI") rehabilitation and is only dispensed with a physician's prescription. The NeuroMove was introduced to the market in late 2003. A stroke and SCI usually impacts a survivor's mobility, functionality, speech, and memory, and the NeuroMove helps stroke and SCI survivors regain movement and functionality.

According to information published by the American Heart Association approximately 4 million, 73%, of the estimated 5.5 million U.S. stroke survivors, which population is estimated to be growing about 9% or 500,000 new survivors a year, have mobility impairments following the acute stage of the stroke.

U.S. victims with SCI impairment are estimated by the Medical College of Wisconsin to total about 450,000 and by the SCI website to be increasing 12,000 to 15,000 annually.

In most cases, the survivors and their caregivers believe they must live with the disability for the rest of their lives and this inability to move one or more extremities has, we believe, a substantial negative psychological impact on the survivor's recovery potential. By using the NeuroMove as recommended, we believe the patient has a viable opportunity to achieve improvement beyond their current physical plateau and that such motivation will be a major contributor to the recovery process.

By conscientiously using the NeuroMove device for three to twelve months, combined with physical therapy, the majority of Neuromove patients can reestablish the connection between the brain and impaired muscle and thus regain movement and functionality. When movement and functionality are restored, the patient may experience increased mobility, increased productivity, and a reduced risk of accidents and may be able to engage in activities they were precluded from before using the NeuroMove.

In most instances when the patient doesn't improve, it is because they have a cognitive defect or are unwilling or unable to expend the repetitive effort and concentration necessary for success.

NeuroMove Clinical Review
-------------------------

The NeuroMove utilizes the relatively new science of "neuroplasticity". Neuroplasticity is the process by which healthy parts of the brain learn to compensate and assume functions previously carried out by the damaged areas. To accomplish this task, the extraordinarily sensitive NeuroMove technology monitors muscle activity and detects brain signals that indicate-- even without any visible movement-- the brain's effort to move a specific muscle or area of the body. Once the effort is detected, the NeuroMove induces actual movement through electrical stimulation, thus providing effective feedback to initiate relearning in the healthy part of the brain.

We believe the NeuroMove is unique because its built-in microprocessor can recognize low-level attempts by muscles to contract and then "reward" such detection with electrical stimulation. We do not believe there are similar products in the stroke rehabilitation market.

Because the NeuroMove increases the likelihood and reduces the time required for noticeable physical improvement as compared to traditional therapies used without the NeuroMove, we believe it can have positive effect in reducing society's annual stroke and SCI victim cost, estimated by the American Heart Association at approximately $57 billion for 2006 alone. Such cost savings will come from reduced physical therapy, less medication, fewer accidents, less hospitalization and rehabilitation, more motivated patients, less support personnel and equipment, and reduced productivity loss.

Several independent NeuroMove clinical studies have been published in peer-reviewed journals. Abstracts from the studies can be reviewed at www.NeuroMove.com and the full studies can be obtained directly from the Company.

Pain Management
---------------

Standard electrotherapy is a clinically proven and medically acceptable alternative modality to manage acute and chronic pain, Electrotherapy is not known to have any negative side effects, which is a significant advantage over most pain relief medications. The benefits of Electrotherapy can include: pain relief, increased blood flow, reduced edema, prevention of venous thrombosis, increased range-of-motion, prevention of muscle disuse atrophy, and reduced urinary incontinence.

Electrotherapy introduces an electrical current applied through surface electrodes. The electrical current "distorts" a pain signal on its way to the central nervous system and the brain, thus reducing the pain. Additionally, by applying higher levels of electricity muscles contract and such contraction may assist in the treatments mentioned above.


PATIENT NEEDS AND CLINICAL OUTCOMES

Pain Management and Control
---------------------------

Electrical stimulation has been shown to reduce most types of local pain, such as tennis elbow, neck or lower back pain, arthritis, and others. The devices used to accomplish this are commonly described as in the TENS family of devices ("Transcutaneous Electrical Nerve Stimulation").

Numerous clinical studies have been published over several decades showing the effectiveness of TENS for pain relief. Zynex has developed two products in the TENS category that have been cleared by the FDA; the TruWave, a digital TENS device, and the IF8000, an interferential stimulator which offers a deeper stimulation. The TruWave is a "traditional" TENS type unit that delivers pain-alleviating electrotherapy, whereas the IF8000 is a more sophisticated unit with deeper pain alleviating and neuromuscular training settings.

Muscle related problems.
------------------------

Neuromuscular Electrical Stimulation ("NMES") increases the electrical intensity to cause muscle contraction and is otherwise applied in the same manner as with TENS units. We have developed a specific digital device, the E-Wave, for this application and the IF8000 can be programmed for NMES applications. The FDA has cleared both the IF8000 and the E-Wave.

A built-in timer in our E-Wave and IF8000 products assures that the muscles do not fatigue too easily. Many pain relief and NeuroMuscular Electrical Stimulation (NMES) devices for use in a patient's home can replace therapeutic treatments usually performed with regular physical therapy. Common applications can prevent disuse atrophy, increase strength, increase range-of-motion, and increase local blood circulation. NMES is commonly considered complementary treatment with physical therapy to improve overall patient outcomes.

Post-op recovery.
-----------------

Electrical stimulation is also effective in preventing deep venous thrombosis immediately after orthopedic and others surgery, as well as for post operative pain relief, to improve local blood circulation and for reducing edema. We believe the IF8000 is the most effective of our products for these applications.


OUR MARKET

The annual domestic market for standard electrotherapy products is currently estimated at $400-$450 million and is experiencing a moderate growth rate estimated at 5% a year.

The domestic and international markets for stroke and SCI rehabilitation technology are in the initial stages of development. With approximately 5.5 million stroke survivors a number that is growing approximately 9% a year, and approximately 450,000 SCI survivors in the U.S. alone there is a significant need for stroke rehabilitative therapy equipment. We believe these market segments offer significant opportunity for profitable growth.

We plan to increase our penetration of the standard electrotherapy market by expanding our sales organization and broadening our product offering. We currently produce gross margins of between 85% and 90% and expect those margins to continue in the future. The high margins are possible in part because the products use a common technology platform with different software configurations.

Key characteristics of our target markets are:
----------------------------------------------

     - Often more than 100 days is required to collect initial payment from insurance carriers and considerably longer from many attorney, personal injury and worker's compensation cases. Such delayed payment has impacted the Company's cash flow and slowed its growth

     - Prior to payment the third party payers often make significant payment "adjustments or discounts".

     - The stroke and SCI markets have demonstrated that a large number of patients and their caregivers will privately pay for the NeuroMove.

We plan to use our core technology to grow in the standard electrotherapy, stroke and SCI markets in the U.S. and to expand internationally. We are currently preparing to apply for European Union CE Marking and have engaged an internationally regarded consulting firm to assist us with this endeavor. When the CE Marking is obtained we plan to engage qualified local European and other international distributors.

We sell all of our products through commissioned, independent sales representatives who call on doctors and therapists. We also market the NeuroMove directly to end users with advertisements and articles in relevant publications and on the Internet.

ASSEMBLY AND PROCESSING

Our product assembly strategy consists of the following elements:

     - At all times, comply with relevant regulatory requirements and regulations.

     - Use contract manufacturers as much as possible, thereby allowing us to quickly respond to changes in volume and avoiding large capital investments for assembly and manufacturing equipment. Domestically and internationally, there is a large pool of highly qualified contract manufacturers for the type of devices we assemble.

     - Test all units 100% in a real-life, in-house environment to help ensure the highest possible quality and the safety of patients as well as reduce the cost of warranty repairs.

Vendors located in the United States and Europe currently manufacture our products. We do not have contracts with these vendors for our standard electrotherapy products and utilize purchase orders for our ongoing needs. We are currently contracted with a vendor to manufacture the NeuroMove. We believe there are numerous suppliers that can manufacture our products and pricing, quality and service will continue to determine which manufacturers we use.

Our employees develop the software for our products.


REVENUE

Our products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients, health care providers and dealers. If the patient is covered by insurance the third party payer typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If a rental continues until an amount equal to the purchase price is paid, we transfer ownership of the product to the patient and cease rental charges. When a rental unit is returned, it is refurbished and available for additional rentals.

A majority of our revenue is derived from payments made by private health insurance carriers and HMOs on behalf of their insureds. We also receive revenues from Medicare and Medicaid, worker's compensation agencies, attorneys representing injured patients, hospitals, U.S. and international distributors.

A source of recurring revenue is the surface electrodes sent to existing patients each month. The electrodes transmit the electrical charge from the device to the patient and are an essential component of the treatment modality.

For fiscal 2005 approximately 63% of revenue was derived from rental and 37% from sales, including electrodes.

Our employees work with the payers, patients and commercial clients to coordinate the product rental and purchase payments.


PRODUCTS PURCHASED FOR RESALE

In addition to our own products, we distribute a number of products from other domestic and international manufacturers in order to complement our core product line. These products include electrical stimulation devices and patient supplies, such as electrodes. Customarily, there are no formal contracts between vendors in the durable medical equipment industry. Replacement products and components are easily found, either from our own products or other manufacturers, and purchases are made by purchase order.


INTELLECTUAL PROPERTY

We have applied for a patent with 22 claims for our NeuroMove technology. With regard to our other products, we believe that the products contain certain proprietary software that protects them from being copied. In the future, we may seek patents for advances to our existing products and for new products as they are developed.

We hold registered trademarks for the NeuroMove in the U.S. and the European Union and Zynex Medical is trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.


REGULATORY APPROVAL AND PROCESS

All our products are classified as Class II (Medium Risk) devices by the Food and Drug Administration (FDA), and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is governed by the FDA, and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, the company introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976. When the FDA determines that the device is substantially equivalent, the agency issues a "clearance" letter that authorizes marketing of the product. We are also regulated by the FDA's QSR division (Quality Systems Regulation), which is similar to the ISO9000 and the European EN46000 quality control regulations. All our products currently produced for us or resold by us are cleared for marketing in the United States under FDA's 510(k) regulations.

Zynex will enter the European market through high quality and well-established local distributors after obtaining European Union ("EU") CE Marking. CE Marking is certification that a product meets the standards established by the 25 nation EU and qualifies for sale in the EU and 4-nation European Free Trade Association ("EFTA"). We are focusing much effort and significant resources on preparation of the CE application, and it is targeted for completion, submission and approval in 2006.

CE Marking will also enhance our entry into other developed countries, and we plan to engage local distributors in those countries in late 2006 and 2007.


The Far East, Middle East, Eastern European, and Latin American markets have different regulatory requirements. We intend to comply with applicable requirements if and when we decide to enter those markets.


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

Federal health care laws apply to us when we submit a claim to Medicare, Medicaid or any other federally funded health care program. The principal federal laws that we must abide by in these situations include:

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


EMPLOYEES

As of December 31, 2005, we employed 14 full time employees. We also engage a number of commissioned sales representatives who are independent contractors. We believe our relations with all of our employees and independent contractors are good. We are subject to the minimum wage and hour laws and provide routine employee benefits such as life and health insurance.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as to the name, age and office held by the two executive officers of the Company as of December 31, 2005:

           Name               Age                      Position
     -----------------        ---     -----------------------------------------
      Thomas Sandgaard         47     President, Chief Executive Officer
                                      and Director Set forth below is a
                                      biographical description of Mr. Sandgaard based on information supplied By him.




      Peter J. Leveton         68      Chief Financial Officer. Set forth
                                       Below is a biographical description
                                       of Mr. Leveton based on information
                                       supplied by him.

Mr. Sandgaard founded the Company in 1996 after a successful European based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from Odense Teknikum, Denmark and an MBA from the Copenhagen Business School.

Mr. Leveton has served as the Chief Executive Officer and Chief Financial Officer of public and private companies in medical devices, healthcare, chemical manufacturing / natural resources, and commercial/residential real estate development. Mr. Leveton served as CEO of Surgical Acuity, Inc., a privately owned medical and dental products manufacturer, CEO of Romed Corporation, a diversified subsidiary of Rose Health Care Systems and concurrently as CFO of the Rose System; and CFO and subsequently CEO of NASDAQ listed Earth Sciences, Inc. (now ADA-ES). Mr. Leveton holds an undergraduate degree from Willamette University, Salem, Oregon and an MBA from New York University.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its headquarters, office, plant and warehouse in Littleton, Colorado. The facility is under a five-year lease expiring in February 2009. Current rent is $91,178 per year plus common area maintenance Expenses. Rent increases to $93,642 March 1, 2007 and increases by $2,464 per year thereafter. The present configuration of the space will accommodate 40-50 employees. The Company believes that the leased property is sufficient to support its requirements until the lease expires.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending or threatened legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 30, 2005, by written action without a meeting, the largest shareholder of Zynex Medical Holdings, Inc. ("Zynex") adopted the Zynex Medical Holdings, Inc. 2005 Stock Option Plan (the "2005 Plan"). This action was taken by Thomas Sandgaard who holds more than a majority of the outstanding shares of Zynex.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the OTC Bulletin Board under the symbol "ZYNX".

The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the last two fiscal years, as reported on the Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

             PERIOD                                        HIGH         LOW
     -----------------------------                         ------      ------
     Year ended December 31, 2004:
         First Quarter                                     $ 3.05      $ 2.00
         Second Quarter                                    $ 4.10      $ 1.90
         Third Quarter                                     $ 2.44      $ 0.29
         Fourth Quarter                                    $ 0.73      $ 0.25

     Year ended December 31, 2005
         First Quarter                                     $ 0.35      $ 0.22
         Second Quarter                                    $ 0.48      $ 0.20
         Third Quarter                                     $ 0.82      $ 0.36
         Fourth Quarter                                    $ 0.79      $ 0.40


As of April 15, 2006, there were 23,220,654 shares of common stock outstanding and there were approximately 222 registered holders of our common stock.

The Company has never paid any cash dividends on our capital stock and does not anticipate paying any cash dividends on the common shares in the foreseeable future. The Company intends to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors (the "Board") and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. Our loan agreement with Silicon Valley Bank prohibits the payment of any dividends or distributions with respect to our capital stock.

 During 2005 the Company issued 129,044 shares of common stock to The Wall Street Group for services rendered in the area of investor relations. The shares were issued as follows: June 24, 2005, 47,407 shares; August 10, 2005, 22,117 shares; August 16, 2006, 22, 117 shares; October 18, 2005, 21,030 shares; and December 22, 2005, 16,373 shares. During 2005 the Company issued the following warrants: April 10, 2005, 312,500 warrants to the Wall Street Group; April 27, 2005 100,000 warrants to Grayson & Associates for investment banking services; July 28, 2005, 8,333 warrants to a financial consultant; and September 28, 2005, 50,000 warrants to Silicon Valley Bank. In these issuances, we made no general solicitation, and we believe that The Wall Street Group met the standards for a purchaser in a non-public offering. We relied upon an exemption from securities registration for a non-public offering in issuing these securities to The Wall Street Group.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's primary 2005 accomplishments were a 79.7% increase in revenue and turnaround from a 2004 loss of $975,878 to net income of $107,956. These improvements were primarily accomplished through implementation of strategic plans developed in 2004 and utilization of funds from two 2004 private placements and term loan from Silicon Valley Bank. In the fall of 2005 the Company established a $400,000, three year term loan and banking relationship with Silicon Valley Bank, Costa Mesa, California and Boulder, Colorado. The relationship was expanded with an additional $240,000 three-year term loan in March 2006. Zynex continued its expansion of standard electrotherapy product sales, and designed and commenced implementation of an expanded NeuroMove sales program.


RESULTS OF OPERATIONS

Net sales and rental income for the quarter and twelve months ended December 31, 2005, were $517,957 and $2,258,808 an increase of $227,711 and $1,002,132, or
78.5% and 79.7% compared to $290,246 and $1,256,676 for the quarter and twelve months ended December 31, 2004. The increase in net sales and rental income for the quarter and twelve months ended December 31, 2005, 2005 compared to the quarter and twelve months ended December 31, 2004 was due primarily to greater awareness of the Company's products by end users and physicians resulting from its increased 2004 and 2005 marketing investments, growing market penetration and increased rental income from the greater number of Zynex products placed in use during the prior periods.

Net sales and rental income by quarter were as follows:

                                                    2005          2004
                                                -----------   -----------
     First quarter                              $  547,227    $   262,941
     Second quarter                                589,483        336,705
     Third quarter                                 604,141        366,784
     Fourth quarter                                517,957        290,246
                                                -----------   -----------
       Total sales and net rental income        $2,258,808    $ 1,256,676
                                                ===========   ===========

Net sales and rental income prior to reduction for uncollectible accounts for 2005 were consistently higher on a quarter by quarter basis because of the Company's 2004 investments in its sales and marketing programs and the growing success of the NeuroMove "end user" program.

Gross profit increased $930,149 over 2004, an increase of 91.3%. Gross profit as a percent of net sales and rental income was 86.3% in 2005 compared to 81.1% in 2004. The improvement in gross profit and gross profit margin in 2005 compared to 2004 was due to an increase in revenue and increased rental income as a percentage of total revenue without an offsetting increase in costs of goods sold.

Selling, general and administrative expenses decreased from $1,907,830 in 2004 to $1,877,975 in 2005. The decrease, even with substantially increased revenue, resulted from the conversion of sales representatives from base plus commission to commission only compensation, the elimination of expenses related to the Company's 2004 reverse acquisition and private placements, reduction in personnel and personnel expenses, reduction in accounting expenses, general office expenses, postage and delivery, advertising, marketing and promotion, and reduction in payroll expenses. The expense reductions were somewhat offset by increases in expenses related to being a public company, including legal fees, as well as rent, equipment rental, sales commissions, and liability insurance.

Depreciation increased $20,017, from $44,781 in 2004 to $64,798 in 2005. The increase results from higher levels of rental inventory, depreciation of copiers acquired under a capital lease, and depreciation of computer equipment and office furniture added for new hires, and company vehicles. The company's federal tax loss carry forward as of December 31, 2005 is $576,398.

Other Income (expense) increased $138,634 in 2005 compared to 2004 primarily because of the elimination of a $137,000 reserve for potential unclaimed liabilities and inclusion of such amount as other income.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $217,058 for the year ended December 31, 2005 compared with cash used in operating activities of $1,060,987 for the year ended December 31, 2004. The primary reasons for improvement in cash flow were the increase in net sales and rental income concurrent with reductions in operating expenses and the resultant improvement in net income. These factors were somewhat offset by a significant increase in accounts receivable because of increased sales and the continued slow pay practices of third party payers.

Cash used in investing activities was $16,084 for the year ended December 31, 2005 compared to cash used in operating activities of $44,249 for the year ended December 31, 2004. Cash used in investing activities represents the purchase of equipment and inventory rented to customers.

Cash provided from financing activities was $248,797 for the year ended
December 31, 2005 compared with cash provided by financing activities of $1,108,314 for the year ended December 31, 2004. These financing activities include working capital loans from the principal stockholder and Chief Executive Officer, Thomas Sandgaard, and a term loan from Silicon Valley Bank.

The Company's principal capital requirement is for working capital to fund continuing operations and expansion of the business, including expanding the Company's sales force. The electrotherapy industry is capital intensive due to the required high levels of consigned inventory, high accounts receivables outstanding because of the deferred payment practices of third party health payers, and the delayed cost recovery inherent in rental transactions. In order to fully implement our business plan in 2006, we may need to raise additional debt or equity financing. In the event we enter into any financing, the terms thereto may be dilutive to or contain other terms that may adversely impact our existing shareholders.

                             Payments Due by Period


Significant Contractual Obligations       Total           1 Year           2-3 Years      4-5 Years    5 Years
                                       ----------        --------          --------       --------    --------
Notes payable                          $  781,897        $250,120          $531,777       $  --       $  --
Capital lease obligations                  69,186          18,869            50,317          --          --
Operating leases                          319,426         104,464           214,962          --          --
                                       ----------        --------          --------       --------    --------
Total contractual cash obligations     $1,170,509        $373,453          $797,056       $  --       $  --
                                       ==========        ========          ========       ========    ========

On October 5, 2005 Zynex received $400,000 under a three year term loan agreement with Silicon Valley Bank, Santa Clara, California and Boulder, Colorado (the "Lender"). The loan bears interest at a per annum fixed rate of 7.84%. The loan is guaranteed by Zynex Chairman, President and Chief Executive Officer Thomas Sandgaard and is collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. Registrant will repay the loan in 36 equal monthly payments of principal and interest. The loan includes financial covenants for minimum liquidity and minimum debt service coverage. In connection with the loan, the Lender was granted a seven-year warrant to purchase 50,000 shares of Zynex Common Stock at an exercise price of $0.71 per share.

On March 15, 2006 Zynex received another loan in the amount of $240,000 under a Default Waiver and First Amendment To Loan and Security Agreement with Silicon Valley Bank dated September 29, 2005. The Amendment to the existing loan agreement of September 29, 2005 provided for this second term loan and waived one covenant violation for the time period ended December 31, 2005. The new loan bears interest at a per annum fixed rate of 8.48%. Zynex will repay the loan in 36 equal monthly payments of principal and interest, beginning April 1, 2006. All other terms and conditions are as stated in the September 29, 2005 loan agreement. The new loan is also guaranteed by Zynex Chairman, President, Chief Executive Officer and major shareholder Thomas Sandgaard and is collateralized by a first security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets.

In 2004 Thomas Sandgaard, Zynex's President, Chief Executive Officer and major shareholder, loaned the Company $45,779 on a non interest bearing basis, all of which was repaid as of December 31, 2004. In 2005 Mr. Sandgaard loaned the Company $99,136, of which $14,980 was outstanding on December 31, 2005. Effective March 1, 2006 this previously non interest bearing loan in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. In 2006 Mr. Sandgaard loaned the Company $107,400, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. The remaining $57,400 was represented by 8.25% demand notes and will be repaid as the Company's cash position and its financing covenants allow. As of April 15, 2006, $21,012 of this amount remained outstanding. The loans from Mr. Sandgaard were used for working capital purposes.

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

Provision for Sales Returns, Allowances and Collectibility. The Company maintains a collectibility reserve for U.S. sales and rentals. The reserve is charged when reimbursements from insurance carriers and other third party payers are less than amounts claimed, as provided by agreement, where the amount claimed by the Company exceeds the insurance provider's usual, customary and reasonable reimbursement rate and when units are returned because of benefit denial. The provision is accounted for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The amount of the reduction is estimated based on historical experience.

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

RISKS RELATED TO OUR BUSINESS

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets that require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our operating plans and respond to other contingencies such as:

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

Substantial competition may be expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product.
Competitors may have substantially greater financial, technical, marketing, and other resources. Competition could result in price reductions, fewer orders, reduced gross margins, and loss of market share. These companies may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products. Competitors may develop products that are substantially equivalent to our FDA approved products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

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

IF WE NEED TO REPLACE MANUFACTURERS, OUR EXPENSES COULD INCREASE RESULTING IN SMALLER PROFIT MARGINS.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if we need to replace an existing manufacturer, we may have to expand our third-party manufacturing capacity. We cannot assure that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms, which we have with our manufacturers, either from a production standpoint or a financial standpoint. We enter into a number of purchase order commitments specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produces our products exclusively.

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

OUR BUSINESS IS EXPOSED TO DOMESTIC AND FOREIGN CURRENCY FLUCTUATIONS; NEGATIVE CHANGES IN EXCHANGE RATES COULD RESULT IN GREATER COSTS.

Most of Zynex's revenue, expenses, and capital spending has been transacted in US dollars. Zynex's exposure to market risk for changes in interest rates relate primarily to Zynex's cash and cash equivalent balances, marketable securities, investment in sales-type leases, and loan agreements. The majority of Zynex's investments may be in short-term instruments and therefore subject to fluctuations in US interest rates. Due to the nature of such short-term investments, we cannot assure that this will not have a material adverse impact on our financial condition and results of operations.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. SANDGAARD OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer and currently sole director. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

HOSPITALS AND CLINICIANS MAY NOT BUY, PRESCRIBE OR USE OUR PRODUCTS IN SUFFICIENT NUMBERS, WHICH COULD RESULT IN DECREASED REVENUES.

Hospitals and clinicians may not accept the NeuroMove NM900, IF8000, TruWave or E-Wave products as effective, reliable, and cost-effective. Factors that could prevent such institutional customer acceptance include:

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

Our marketing and sale of products and services related to the medical device field creates an inherent risk of claims for liability. As a result, we carry product liability insurance with an aggregate limit of $1,000,000 and $1,000,000 per occurrence and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured to have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, there is no assurance that our insurance provider will not drop our insurance or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims.

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

We are a small company in terms of employees, technical and research resources and capital. We expect to have research and development and significant sales and marketing, and general and administrative expenses for several years. These amounts may be expended before any commensurate incremental revenue from these efforts may be obtained. These factors could hinder our ability to meet changes in the medical industry as rapidly or effectively as competitors with substantially more resources.

WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS, TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS.

We regard our trademarks, particularly our NeuroMove trademark which is registered in the United States and the European Union, our trade secrets and other intellectual property as an integral component of our success. We rely on trademark law, patents, and trade secret protection and confidentiality agreements with employees, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose our competitive position.

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

THE FDA ALSO REQUIRES ADHERENCE TO GOOD MANUFACTURING PRACTICES (GMP) REGULATIONS, WHICH INCLUDE PRODUCTION DESIGN CONTROLS, TESTING, QUALITY CONTROL, STORAGE AND DOCUMENTATION PROCEDURES.

To determine whether adequate compliance has been achieved, the FDA may inspect our facilities at any time. Such compliance can be difficult and costly to achieve. Our compliance status may change due to future changes in, or interpretations of, FDA regulations or other regulatory agencies. Such changes may result in the FDA withdrawing marketing clearance or requiring product recall. In addition, any changes or modifications to a device or it's intended use may require us to reassess compliance with Good Manufacturing Practices guidelines, potentially interrupting the marketing and sale of products. Failure to comply with regulations could result in enforceable actions, including product seizures, product recalls, withdrawal of clearances or approvals, and civil and criminal penalties.

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

CHANGES IN COVERAGE AND REIMBURSEMENT POLICIES FOR OUR PRODUCTS BY MEDICARE OR REDUCTIONS IN REIMBURSEMENT RATES FOR OUR PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

In the United States, our products are prescribed by physicians for their patients. Based on the prescription, which Zynex considers an order, we submit a claim for payment directly to private commercial insurance carriers, Medicare or Medicaid as appropriate and the payer reimburses Zynex directly. Congressional or regulatory measures that restrict coverage of our products or reimbursement rates could have an adverse effect on our ability to sell our products or cause physical therapists and physicians to dispense and prescribe lower-cost products introduced by us or our competitors.

With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage of our durable medical equipment, including our TENS and NMES devices. These changes include a freeze in payments for our durable medical equipment from 2004 through 2008, competitive bidding requirements, and new clinical conditions for payment and quality standards. Although these changes affect our products generally, specific products may be affected by some but not all of the Medicare Modernization Act's provisions.

Certain off-the-shelf durable medical equipment, including TENS devices, may become subject to competitive bidding. Under competitive bidding, which will be phased in beginning in 2007, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers. Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services. Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding. Any payment reductions or the inclusion of certain of our products in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Medicare Modernization Act, could have a material adverse effect on our results of operations.

In addition, in 2003, the Centers for Medicare and Medicaid Services, or CMS. made effective an interim final regulation implementing "inherent reasonableness" authority, which allows adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than 15% would be necessary to produce a realistic and equitable payment amount. The regulation remains in effect after the enactment of the Medicare Modernization Act, although the new legislation precludes the use of inherent reasonableness authority for payment amounts established under competitive bidding. Medicare and Medicaid accounted for approximately 7% of our total sales and rental income for 2005. When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain of our products, which could have a material adverse effect on our results of operations.


OUR PRODUCTS ARE SUBJECT TO RECALLS EVEN AFTER RECEIVING FDA OR FOREIGN CLEARANCE OR APPROVAL, WHICH WOULD HARM OUR REPUTATION AND BUSINESS.

We are subject to medical device reporting regulations that require us to report to the FDA or respective governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. We have undertaken voluntary recalls of our products in the past. Any recall would divert managerial and financial resources and could harm our reputation with customers. We cannot assure you that we will not have product recalls in the future or that such recalls would not have a material adverse effect on our business. We have not undertaken any voluntary recalls that have had a material adverse effect on our business.


OUR PRINCIPAL OFFICER AND DIRECTOR OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our officer and current sole director, Thomas Sandgaard, beneficially owns approximately 80% of our outstanding common stock. As a result, Mr. Sandgaard will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

Since our common stock is not listed or quoted on any exchange or on NASDAQ and no other exemptions currently apply, trading in our common stock on the Over-The-Counter Bulletin Board is subject to the "penny stock" rules of the SEC. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker and its salespersons in the transaction, and monthly account statements showing the market values of our securities held in the customer's accounts. The brokers must provide bid and offer quotations and compensation information before making any purchase or sale of a penny stock and also provide this information in the customer's confirmation. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.


ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath dated April 9, 2006 are filed as part of this report starting on page F-1 below.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 13, 2005, Gordon, Hughes & Banks, LLP resigned as the independent registered public accountant of Zynex Medical Holdings, Inc. ("Zynex"). Gordon, Hughes & Banks' resignation was approved and accepted by Zynex's Board of Directors. Also, on December 13, 2005, Zynex's Board of Directors engaged GHP Horwath, P.C. as the independent registered public accountant for Zynex's financial statements for the year ending December 31, 2005. Zynex does not have an audit committee of its Board of Directors.

Gordon, Hughes & Banks' reports on Zynex's consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2004 and 2003 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that their report on these financial statements stated that the Company's significant operating losses raised substantial doubt about Zynex's ability to continue as a going concern.

In connection with the audit of the financial statements described above and through December 13, 2005, there were no disagreements with Gordon, Hughes and Banks on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements of such years. In addition, during the above periods, there have been no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

During Zynex's two most recent fiscal years and the period from January 1, 2005 to the date of engaging GHP Horwath as stated above, Zynex did not consult with GHP Horwath with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events described in Items 304(a)(2)(i) and (ii) of Regulation S-B.


ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report on form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and exchange Act of 1934, as amended (the "Exchange Act"). Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company required to be included in this Annual Report on Form 10-KSB.

There have been no significant changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.


ITEM 8B. OTHER INFORMATION.

None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table provides information concerning each of the Company's directors and executive officers.

                                          Director
     Name                         Age      Since           Position or Office
     ---------------------        ---     ---------      -----------------------

     Thomas Sandgaard             47        2004         Chief Executive Officer

     Peter J. Leveton             68        2005         Chief Financial Officer

     -------------

     Thomas Sandgaard             47        2004         Chairman

During the five years preceding the date of this report, the director and executive officers named above have not been convicted in any criminal proceeding nor are they subject to any pending criminal proceeding.

Mr. Sandgaard founded the Company in 1996 after a successful European based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from Odense Teknikum, Denmark and an MBA from the Copenhagen Business School.

Mr. Leveton has served as the Chief Executive Officer and Chief Financial Officer of public and private companies in medical devices, healthcare, chemical manufacturing/natural resources, and commercial/residential real estate development. Mr. Leveton served as CEO of Surgical Acuity, Inc., a privately owned medical and dental products manufacturer, CEO of Romed Corporation, a diversified subsidiary of Rose Health Care Systems and concurrently as CFO of the Rose System; and CFO and subsequently CEO of NASDAQ listed Earth Sciences, Inc. (now ADA-ES). Mr. Leveton holds an undergraduate degree from Willamette University, Salem, Oregon and an MBA from New York University.

The Company does not have an active audit committee or an audit committee financial expert.

Code of Ethics
--------------

The Company has not adopted a written code of ethics for its senior executive and financial officers. The Board endeavors to hold these officers to high ethical standards in their conduct of our business and may decide to implement a code of ethics when the Company has additional resources.


ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, as to the Chief Executive Officer, the only highly compensated executive officer whose salary plus bonus exceeded $100,000, information concerning compensation paid for services to the Company in all capacities during the year ended December 31, 2005, as well as the total compensation paid in each of the Company's previous two fiscal years.


                                                                 Long term Compensation
                                                            ---------------------------------
                                 Annual Compensation                 Awards          Payouts
                           ------------------------------------------------------------------
                                                                          Securities
                                             Other Annual    Restricted   Underlying  LTIP    All Other
Name and             Year   Salary   Bonus   Compensation   Stock Awards   Options   Payouts Compensation
Principal Position           ($)      ($)       ($)(1)           ($)         (#)       ($)       ($)
------------------    ----  -------  -----   ------------   ------------   --------   ------- ----------
Thomas Sandgaard      2005  163,897* 10,000   28,529               0              0      0        0
   Chief Executive    2004  173,000   0       37,159               0              0      0        0
   Officer            2003   51,525   0        8,707               0              0      0        0
Peter J. Leveton      2005   49,837   0            0               0        352,000**    0        0
   Chief Financial    2004   N/A      0            0               0              0      0        0
   Officer            2003   N/A      0            0               0              0      0        0

*    Of this amount, $19,897 was deferred from 2004.

** Of the above options 175,000 vested as of December 31, 2005 and the remaining 177,000 will vest 25,000 per quarter March 31, 2006 - March 31, 2007, 50,000 upon a financing event as described in Mr. Leveton's Compensation Agreement and 2,000 as part of the Company's 2005 Stock Option Plan.

------------------------

(1) We pay for 100% of Mr. Sandgaard's health and dental insurance. In addition, two company vehicles and two home telephone lines are provided at our expense to Mr. Sandgaard.


                          OPTION GRANTS IN FISCAL 2005

Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table during fiscal 2005.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


                    Number of securities   Percent of total
                     underlying options   options granted to
                         granted (#)       employees in last    Exercise or base
          Name                                fiscal year       price ($/Share)     Expiration date
--------------------------------------------------------------------------------------------------------
Peter J. Leveton          350,000                  69%              $0.22            April 17, 2015

                            2,000                .004%              $0.75            September 30, 2015
--------------------------------------------------------------------------------------------------------


                               OUTSTANDING OPTIONS

Mr. Leveton did not exercise any options in 2005. The following table summarizes information with respect to the value of Mr. Leveton's unexercised stock options at December 31, 2005.

                          Fiscal Year End Option Values

                      Number of Securities                In-the-Money
                     Underlying Unexercised          Value of Unexercisable
                      Options at Year End           Options at Year End (1)
                   ---------------------------     ----------------------------
Name               Exercisable   Unexercisable     Exercisable    Unexercisable
----               -----------   -------------     -----------    -------------
 Peter J. Leveton    175,000        177,000        $   43,750        $43,750

--------------------

(1) The in-the-money value of unexercised options is equal to the excess of the per share market price of the Company's stock at December 30, 2005 of $0.47/share over the per share exercise price multiplied by the number of unexercised options.


                             Employment Agreement

Thomas Sandgaard
----------------

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

Peter J. Leveton
----------------

On May 31, 2005, Zynex Medical Holdings, Inc. entered into a compensation agreement with Peter J. Leveton, the Company's Chief Financial Officer to be effective as of April 18, 2005 (the "Effective Date"). The agreement provides for a monthly salary of $2,250 per month. It also provides for an increase in the monthly salary of an additional $4,000 per month (the "First Raise") in the event (a) the Company obtains a line of credit of at least $250,000, or (b) the Company receives third party equity or debt investment of at least $1,000,000, or (c) the Company has annual audited "positive net cash provided by operating activities" of at least $500,000, or (d) the Company undergoes a liquidity event with a valuation of at least $10,000,000 (items (b) through (d) shall be referred to as "Raise Events"). Mr. Leveton has met the standard for the first raise and it is in effect. The agreement also provides for an additional increase in the monthly salary of $5,000 per month (the "Second Raise") in the event the Company undergoes a Raise Event. The First Raise and Second Raise, once earned and vested shall be paid in arrears with respect to each month of employment beginning as of the Effective Date through the month of vesting, then shall be paid currently through the date Mr. Leveton's employment terminates. If one of the events listed above occurs and Mr. Leveton played an active and integral role in accomplishing such event, but Mr. Leveton's employment terminated voluntarily within 30 days prior to such event or involuntarily within 120 days of such event, then Mr. Leveton shall be entitled to receive an amount equal to the First Raise and/or the Second Raise for each month of his employment with the Company beginning with the Effective Date and ending as of the date of his termination. Under the agreement, Mr. Leveton is required to work no less than twenty hours per week and eighty hours per month.

Under the Agreement Mr. Leveton received stock options to purchase up to 350,000 shares of the Company's Common Stock. Such options shall have a ten year term, and an exercise price equal to the fair market value of the Common Stock on the date of grant, April 18, 2005. Such options are subject to vesting as follows:
100,000 shares vest on the date of grant; 25,000 shares vest on June 30, 2005, provided that Mr. Leveton is employed as of such date; and 25,000 shares vest as of the last day of each full calendar quarter beginning as of July 1, 2005 through March 31, 2007, provided that Mr. Leveton is employed as of such date; and 50,000 shares vest upon a Raise Event if Mr. Leveton is employed as of such dates or if Mr. Leveton played an active, integral and key role in accomplishing such event, and such event occurred within 30 days of voluntary termination or within 90 days of involuntary termination. All invested quarterly options immediately vest and become exercisable upon a liquidity event with a valuation of at least $10,000,000; provided the liquidity event occurs during Mr. Leveton's employment or if Mr. Leveton plays an active, integral and key role in accomplishing such event, within 90 days of involuntary termination. Except in the case of a liquidity event described above, all unvested options will expire upon the voluntary or involuntary termination of employment.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of the Company's common stock as of April 1, 2006 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) each of the Company's directors, (iii) the Company's executive officers and (iv) all directors and executive officers as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons.

                                                      Number of Shares   Percent
                                                       Beneficially        of
            Name                     Class of Stock       Owned (3)       Class
---------------------------------   ----------------  ---------------     ------
Executive Officers:
-------------------
    Thomas Sandgaard                     Common          18,544,000        79.9%


    Peter J. Leveton (1)                 Common             200,000         0.9%
--------------------------------------------------------------------------------

Other 5% Beneficial Owners
--------------------------
    Regency Group
    Denver, Colorado (2)

                                         Common           1,900,000         8.2%
--------------------------------------------------------------------------------

 All Directors and
 Named Executive Officers
 As a Group                              Common          18,744,000        80.0%
--------------------------------------------------------------------------------

----------------

(1) On April 18, 2005 Mr. Leveton was granted 350,000 common stock options pursuant to his compensation agreement described above. The number of shares shown in the table above are those which Mr. Leveton had the right to acquire under these options as of April 1, 2006 or within sixty days of that date. The information on the compensation agreement above describes the vesting of the stock options owned by Mr. Leveton.

(2) On September 27, 2004, the Company issued options valued at $11,707 to acquire 1,900,000 shares of common stock to this financial consulting firm in exchange for consulting services provided in connection with the Company's reverse acquisition and past investor relations. The options, which expire September 26, 2009 permit the purchase of common stock in certain quantities at various prices ranging from $.40 per share to $4.00 per share, as set forth more clearly in the Note 2 of the Notes to Consolidated Financial Statements.

(3) A person has beneficial ownership of any securities to which the person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days from April 1, 2006. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which the person has the right to acquire voting and/or investment power within 60 days.


                      EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of Common Stock available for issuance under the Company's equity incentive plan.

                                                                                          Number of Securities
                                                                                         Remaining available for
                                      Number of Securities to                             future issuance under
                                      be Issued Upon Exercise                             Equity Compensation
                                      of Outstanding Options,    Weighted Average      Plans (excluding securities
                                       Warrants and Rights        Exercise Price         reflected in column (a)
Plan Category                                  (a)                     (b)                         (c)
----------------------------------    -----------------------   -----------------      ---------------------------
Plans Approved by Shareholders               176,670                   $0.41                     2,823,330
------------------------------------------------------------------------------------------------------------------

Plans Not Approved by Shareholders           350,000                   $0.22                        None

------------------------------------------------------------------------------------------------------------------
   Total                                     526,670                   $0.28                     2,823,330
------------------------------------------------------------------------------------------------------------------

------------------

(1) All of the listed securities are available for issuance under the Zynex Medical Holdings, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005.

2005 Stock Option Plan. Effective December 30, 2005, the primary stockholder, Thomas Sandgaard, approved the 2005 Stock Option Plan ("2005 Plan") that authorized the granting of options to purchase 3,000,000 shares of the Company's common stock, subject to adjustment for stock splits, recapitalizations and similar events. Options granted under the 2005 Plan may be either non-qualified or incentive and may be granted to employees, directors, independent contractors and consultants. at the discretion of the Board of Directors (the "Board"). The 2005 Plan is available for option grants until December 31, 2014. The 2005 Plan is administered by Zynex' President and Chief Executive Officer (the "Administrator"). The option price per share under the 2005 Plan must be the fair market value of the common stock on the date of grant unless such option is granted in substitution of options granted by a new employee's previous employer or the optionee pays or foregoes compensation in the amount of any discount. The options have a maximum term of ten years and will vest as determined by the Administrator. Options cease to be exercisable one month after termination of an optionee's continuous service due to reasons other than cause, and twelve months after death, disability or retirement. Options may be suspended or terminated if the Administrator or any person designated by the Administrator reasonably believes that the optionee has committed an act of misconduct against Zynex. Options are not transferable unless specified by the Administrator.

For information on Mr. Leveton's compensation arrangement, which includes options not approved by stockholders, see Item 10 above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See prior disclosure regarding loans to the Company by Thomas Sandgaard.

The loans with Silicon Valley Bank, Santa Clara, California and Boulder, Colorado in the amount of $400,000 and $240,000 as described above in Part II,
Item 6 are guaranteed by Zynex Chairman, President and Chief Executive Officer Thomas Sandgaard and are collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. Mr. Sandgaard did not receive any compensation for this guarantee.

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

     10.3 Amendment to Thomas Sandgaard Employment Agreement dated February 1, 2004, incorporated by reference to Exhibit 10.3 of Zynex Medical Holdings, Inc.'s Annual report on Form 10-K filed April 15, 2005.

     10.4 Multi-Tenant Lease, dated January 20, 2004, by and between First Industrial, L.P., a Delaware limited partnership and Zynex Medical, Inc. a Colorado corporation , incorporated by reference to Exhibit 10.4 of Zynex Medical Holdings, Inc.'s Annual report on Form 10-K filed April 15, 2005.

..    10.5        2005 Stock Option Plan , incorporated by reference to Exhibit
                 10.5 of Zynex Medical Holdings, Inc.'s Annual report on Form 10-K filed April 15, 2005.

     10.6 Compensation Agreement dated as of April 18, 2005 between Zynex Medical Holdings, Inc. and Peter J. Leveton, incorporated by reference to Exhibit 10.1 of Zynex Medical Holdings, Inc.'s Quarterly Report on Form 10-Q, filed August 12, 2005.

     10.7 Loan and Security Agreement among Zynex Medical Holdings, Inc., Zynex Medical, Inc. and Silicon Valley Bank, dated
                 September 29, 2005, incorporated by reference to Exhibit 10.1 of Zynex Medical Holdings, Inc.'s Current Report on Form 8-K, filed October 7, 2006.

     10.8 Warrant to Purchase Stock from Zynex Medical Holdings, Inc. to Silicon Valley Bank, incorporated by reference to Exhibit
                 10.2 of Zynex Medical Holdings, Inc.'s Current Report on
                 Form 8-K, filed October 7, 2006.

     10.9 Unconditional Guaranty by Thomas Sandgaard for Silicon Valley Bank, dated September 29, 2005, incorporated by reference to
                 Exhibit 10.3 of Zynex Medical Holdings, Inc.'s Current Report on Form 8-K, filed October 7, 2006.

     10.10 Default Waiver and First Amendment to Loan and Security Agreement, dated March 6, 2006, incorporated by reference to Exhibit 10.1 of Zynex Medical Holdings, Inc.'s Current Report on Form 8-K, filed March 20, 2006.

     10.11 Unconditional Guaranty by Thomas Sandgaard for Silicon Valley Bank, dated March 6, 2006, incorporated by reference to
                 Exhibit 10.2 of Zynex Medical Holdings, Inc.'s Current Report on Form 8-K, filed March 20, 2006.

     21.1        List of Subsidiaries.

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a description of the fees billed to the Company by its independent auditor for each of the years ended December 31, 2005 and December 31, 2004. GHP Horwath, P.C. billed for work commencing in December, 2005 and Gordon, Hughes & Banks, LLP billed for work prior to December, 2005.

                                GHP Horwath,        Gordon Hughes
                                   P.C,               & Banks
                               --------------   --------------------
     Audit Fees                2005      2004      2005       2004
     ------------------------- ------ -------   ---------- ---------
     Audit Related Fees       $27,000      -    $ 42,130   $ 55,800
     Including
     Reviews of 10Q-sbs and
     SB-2
     ------------------------- ------ -------   ---------- ---------
     Tax Related Fees           4,500      -      5,265       5,500
     ------------------------- ------ -------   ---------- ---------
     All Other Fees For           -        -       -        -
     General Consultation
     ------------------------- ------ -------   ---------- ---------
     Total                     31,500      -    $47,395    $ 61,300
     ------------------------- ------ -------   ---------- ---------

The tax related services provided by Gordon, Hughes and Banks, LLP consisted of preparation and filing of the Company's Federal and state tax returns.

The Company's director, in reliance on statements by management and the independent auditors, has determined that the provision of the non-audit services described above was compatible with maintaining the independence of Gordon, Hughes & Banks, LLP.

GHP Horwath served as the Company's independent auditors for the fiscal year ended December 31, 2005. The Company paid no fees to GHP Horwath during fiscal 2005.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ZYNEX MEDICAL HOLDINGS, INC.


                             By: /s/ Thomas Sandgaard
                                 -----------------------------------------------
                                 Thomas Sandgaard
                                 President, Chairman and Chief Executive Officer
                                 Date: April 18, 2006

                             By: /s/ Peter J. Leveton
                             ---------------------------------------------------
                                 Peter J. Leveton
                                 Chief Financial Officer
                                 Date: April 18, 2006

                          Zynex Medical Holdings, Inc.
                        Consolidated Financial Statements
                                December 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Zynex Medical Holdings, Inc.


     We have audited the accompanying consolidated balance sheet of Zynex Medical Holdings, Inc. and subsidiary as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zynex Medical Holdings, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ GHP Horwath, P.C.
------------------------
GHP Horwath, P.C.

Denver, Colorado
April 9, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Zynex Medical Holdings, Inc.
Littleton, Colorado

We have audited the accompanying consolidated statements of operations, cash flows and stockholders' equity of ZYNEX MEDICAL HOLDINGS, INC. (the "Company") for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of ZYNEX MEDICAL HOLDINGS, INC. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2004 financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Gordon, Hughes & Banks, LLP
-------------------------------
Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
February 8, 2005

                        Zynex Medical Holdings, Inc.
                        Consolidated Balance Sheet
                                December 31, 2005

                                     ASSETS
Current Assets:
Cash and cash equivalents                                           $    18,733
Receivables, less allowance for uncollectible
   accounts of $713,481                                                 694,892
Inventory                                                               386,119
Deferred consulting fees and other                                       32,289
Prepaid expenses                                                         13,124
Refundable income taxes                                                   7,586
Other current assets                                                      1,432

                                                                    -----------

Total current assets                                                  1,154,175

Property and equipment, less accumulated
   depreciation of $164,864                                             179,782
Deposits                                                                 10,940

                                                                    -----------

                                                                    $ 1,344,897
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable                                                       $   140,073
Loan from stockholder                                                     6,249
Capital lease                                                            14,383
Accounts payable                                                        282,045
Accrued payroll and payroll taxes                                        43,426
Other accrued liabilities                                                78,710

                                                                    -----------

Total current liabilities                                               564,886
Loan from stockholder less current maturities                             8,731
Notes payable, less current maturities                                  285,629
Capital lease, less current maturities                                   44,882

                                                                    -----------

Total liabilities                                                       904,128

Contingencies and Commitments                                              --

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,            --
 no shares issued or outstanding
Common stock, $0.001, par value, 100,000,000 shares authorized,          23,199
 23,199,421 shares issued and outstanding
Additional paid-in capital                                            1,465,024
Accumulated deficit                                                  (1,047,454)

                                                                    -----------
Total stockholders' equity                                              440,769
                                                                    -----------
                                                                    $ 1,344,897
                                                                    ===========

                 See accompanying notes to financial statements.

                          Zynex Medical Holdings, Inc.
                      Consolidated Statement of Operations
                            Years ended December 31,


                                                           2005            2004
                                                       ------------    ------------

Net sales and rental income                            $  2,258,808    $  1,256,676
Cost of sales and rentals                                   309,627         237,644
                                                       ------------    ------------
Gross profit                                              1,949,181       1,019,032

Operating expenses:
Selling, general and administrative, including
   warrants issued for consulting services
   of $49,289 and $73,434, respectively                   1,877,975       1,907,830
Depreciation                                                 64,798          44,781
Loss on disposal of equipment                                   --           35,247
                                                       ------------    ------------
                                                          1,942,773       1,987,858
                                                       ------------    ------------
Income (loss) from operations                                 6,408        (968,826)

Other income (expense):
Interest income                                                 234           1,361
Interest expense                                            (37,320)        (38,742)
Other income (expense)                                      138,634          (2,509)
                                                       ------------    ------------
                                                            107,956      (1,008,716)

Provision (benefit) for income taxes                           --           (32,838)
                                                       ------------    ------------

Net income (loss)                                      $    107,956    $   (975,878)
                                                       ============    ============


Basic and diluted net income (loss) per common share   $       0.00    $      (0.04)
                                                       ============    ============
Weighted average number of shares outstanding

Basic                                                    23,117,042      22,728,763

Diluted                                                  23,506,011      22,728,763

                 See accompanying notes to financial statements.

                          Zynex Medical Holdings, Inc.
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,


                                                                                2005          2004
                                                                            -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                           $   107,956    $  (975,878)
Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
Depreciation                                                                     64,798         44,782
Provision for losses in accounts receivable                                     429,407           --
Issuance of warrants and options for consulting services                         49,289         73,434
Issuance of warrants for loan financing                                           1,842           --
Loss on disposal of equipment                                                       --          35,247
Issuance of stock for services                                                   46,500           --
Issuance of stock for loan financing                                                --           2,730
Changes in operating assets and liabilities:
Accounts receivable                                                            (934,209)        (4,284)
Inventory                                                                       (66,420)      (216,895)
Refundable income taxes                                                           4,105        (11,691)
Other current assets                                                              8,322        (20,776)
Other assets                                                                      2,730         (4,707)
Accounts payable                                                                101,887         18,498
Accrued liabilities                                                             (33,265)        (1,447)
                                                                            -----------    -----------
Net cash used in operating activities                                          (217,058)    (1,060,987)

Cash flows from investing activities:
Proceeds from sale of equipment                                                     --           1,500
Purchase of equipment                                                           (16,084)       (45,749)

                                                                            -----------    -----------
Net cash used in investing activities                                           (16,084)       (44,249)

Cash flows from financing activities:
Payments on notes payable and capital lease                                    (166,183)      (198,857)
Proceeds from sale of common stock                                                  --       1,259,987
Proceeds from loans payable                                                     400,000         60,000
Proceeds from loans from stockholder                                             99,136            --
Repayment of loans from stockholder                                             (84,156)       (12,816)
                                                                            -----------    -----------
Net cash provided by financing activities                                       248,797      1,108,314
                                                                            -----------    -----------
Increase in cash and cash equivalents                                            15,655          3,078

Cash and cash equivalents at beginning of period                                  3,078           --
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $    18,733    $     3,078
                                                                            ===========    ===========

Supplemental cash flow information:
Interest paid                                                               $    28,513    $    47,198
Income taxes paid                                                                   --          13,153
Non-cash investing and financing activities -
 Warrants issued in exchange for deferred
    consulting fees and other                                                    32,289            --
Equipment financed with note payable                                               --           56,332
Equipment financed with capital lease                                              --           76,642
Fair value of broker warrants issued                                               --          132,198

                 See accompanying notes to financial statements.

                          Zynex Medical Holdings, Inc.
                 Consolidated Statements of Stockholders' Equity
                                                                           Additional
                                               Number                       Paid in       Accumulated
                                             of Shares        Amount        Capital          Deficit        Total
                                             -----------    -----------    -----------    -----------    -----------

December 31, 2003                             10,549,877    $    10,550    $ 3,031,989    $(3,404,649)   $  (362,110)

    Conversion of debt for stock
      in January 2004                          2,601,786          2,602        356,198           --          358,800

    Reorganization February 11, 2004:
      Consolidated net deficit                      --             --       (3,388,187)     3,225,117       (163,070)
      Shares issued to Zynex
        Medical, Inc. shareholder             19,500,000         19,500           --             --           19,500
      Cancellation of certificates           (10,500,001)       (10,500)          --             --          (10,500)

    Private placement of common stock            230,000            230        229,770           --          230,000

    Sale of common stock and warrants:
      Proceeds net of broker warrants            685,715            685        897,104           --          897,789
      Broker warrants                               --             --          132,198           --          132,198

    Warrants and options issued
      to consultants                                --             --           73,434           --           73,434

    Common stock issued as
      additional interest                          3,000              3          2,727           --            2,730

    Net loss                                        --             --             --         (975,878)      (975,878)
                                             -----------    -----------    -----------    -----------    -----------

December 31, 2004                             23,070,377         23,070      1,335,233     (1,155,410)       202,893

   Net Income                                       --             --             --          107,956        107,956

   Common Stock issued to consultants            129,044            129         46,371           --           46,500

   Warrants issued for services                     --             --           83,420           --           83,420

                                             -----------    -----------    -----------    -----------    -----------
December 31, 2005                             23,199,421    $    23,199    $ 1,465,024    $(1,047,454)   $   440,769
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

DMI was incorporated in 1996 with its primary activity importing European-made electrotherapy devices until 1999 when DMI also began developing and assembling its own line of electrotherapy products. SRSI was incorporated in 1998 with its main activity selling electrotherapy devices to homecare patients suffering the effects of a stroke. In early 2002 SRSI began marketing the entire DMI product line of standard electrotherapy products by adding a small sales force. At present, Zynex Medical, Inc. generates substantially all its revenue in North America from sales and rentals of its products to patients, dealers and health care providers. The amount of net revenue derived from Medicare and Medicaid programs for 2005 is approximately 7%.

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

NATURE OF BUSINESS

The Company designs, assembles and commercializes a line of FDA cleared medical devices for the electrotherapy and stroke rehabilitation markets. The Company also purchases electrotherapy devices and supplies from other domestic and international suppliers for resale.

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

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying financial statements are associated with collectibility of accounts receivable.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are stated at cost. Cash equivalents consist of all highly liquid investments with maturities of three months or less when acquired.


FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

The Company's financial instruments primarily consist of cash, receivables and payables for which current carrying amounts approximate fair value. Additionally, interest rates on outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities. The fair value of the loan from stockholder is not practicable to estimate, due to the related party nature of the underlying transactions.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade receivables.

The Company has recorded trade receivables from business operations. Management regularly evaluates the collectibility of accounts receivable and believes that net receivables recorded as of December 31, 2005 to be collectible.

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVENTORIES

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. Cost and related estimated useful lives of property and equipment as of December 31, 2005 are as follows:

                                               Cost             Useful lives
                                            -----------         ------------

         Office furniture and equipment      $153,987           3-7 years
         Rented inventory                     130,069             5 years
         Vehicles                              59,833             5 years
         Assembly equipment                       757             7 years
                                           -----------
                                              344,646
         Less accumulated depreciation       (164,864)
                                           -----------
           Net book value                    $179,782
                                           ===========

SHIPPING COSTS

Shipping costs are included in cost of sales and rentals.

STOCK-BASED COMPENSATION

Transactions in equity instruments with non-employees for goods or services are accounted for using the fair value method

During 2005 the Company issued 312,500 warrants and 129,044 shares of common stock to an investor relations firm, 100,000 warrants to purchase common stock to an investment banking firm, 8,333 warrants to a financial consultant, 176,670 (net of forfeitures) options under its 2005 Stock Option Plan, 350,000 non-statutory stock options to its Chief Financial Officer as part of his compensation package and 50,000 warrants to Silicon Valley Bank.

In March 2004, the Company issued a total of 110,000 warrants to purchase common stock for five years to two consultants for services rendered in connection with the reverse acquisition; 100,000 of the warrants are exercisable at $3.00 per share and 10,000 are exercisable at $.55 per share. As a result of these transactions, the Company recorded consulting expense of $61,727 in March 2004. Also in March 2004 the Company issued 10,000 five year warrants to purchase common stock to an employee at an exercise price of $3.00 per share.

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

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of stock options and other equity instruments to employees based on fair value, or provide pro forma disclosure of net income (loss) and net income
(loss) per share in the notes to the financial statements. On March 16, 2004, the Company issued a warrant to one employee to purchase 10,000 shares of common stock at $3.00 per share. The warrant is valid through March 15, 2009. In 2005 the Company granted stock options to employees under its 2005 Stock Option Plan and certain non statutory options. The Company accounts for warrants and options issued to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the above options and warrant.

Had compensation cost for the Company's stock plan been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed under SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would have changed to the pro forma amounts indicated below:


                                                          2005        2004
                                                        --------    --------
       Net income (loss) as reported                    $107,956   $ (975,878)

       Total stock based employee compensation
         expense determined under fair value
         based method for all awards                     (24,325)     (6,190)

                                                        --------    --------
       Net income (loss), pro forma                       83,631    (982,068)
                                                        ========    ========


       Net income (loss) per share as reported          $   0.00    $  (0.04)
       Net income (loss) per share pro forma            $   0.00    $  (0.04)


The fair value of options granted during 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           2005
                                           ----
       Expected dividend yield               0%
       Expected stock price volatility     125%
       Risk-free interest rate            4.95%
       Expected life of options           2 years


ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2005 and 2004 totaled $92,949 and $148,497 respectively.


RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. There were no research and development expenses for years ended December 31, 2005 and 2004.


INCOME TAXES

Income taxes are computed using the liability method. The provision for income taxes includes taxes payable or refundable for the current period and the deferred income tax consequences of transactions that have been recognized in the Company's financial statements or income tax returns. The carrying value of deferred income taxes is determined based on an evaluation of whether the Company is more likely than not to realize the assets. Temporary differences result primarily from basis differences in property and equipment and net operating loss carry forwards. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.


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

The calculation of basic and diluted earnings per share for 2005 is as follows:

BASIC


Net income applicable to common stockholders - basic     $   107,956
                                                         ============

Weighted average shares outstanding - basic               23,117,042
                                                         ============

Net income per share - basic                             $      0.00
                                                         ============

DILUTED

Net income applicable to common stockholders - diluted   $   107,956
                                                         ============

Weighted average shares outstanding - basic               23,117,042


Dilutive securities                                          388,969
                                                         ------------

Weighted average shares outstanding - diluted             23,506,011
                                                         ============

Net income per share - diluted                           $      0.00
                                                         ============


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

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 3 - NOTES PAYABLE AND LEASES

On October 5, 2005 Zynex received $400,000 under a three year term loan agreement with Silicon Valley Bank, Santa Clara, California and Boulder, Colorado (the "Lender"). The loan bears interest at a per annum fixed rate of 7.84%. The loan is guaranteed by Zynex Chairman, President and Chief Executive Officer Thomas Sandgaard and is collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. Registrant will repay the loan in 36 equal monthly payments of principal and interest. The loan includes financial covenants for minimum liquidity and minimum debt service coverage. In connection with the loan, the Lender was granted a seven-year warrant to purchase 50,000 shares of Zynex Common Stock at an exercise price of $0.71 per share.

Notes payable at December 31, 2005 consisted of the following:

Note payable to a bank, principal and interest payments
of $12,531 due on a monthly basis through September,
2008. Annual interest rate of 7.84%, collateralized
by accounts, inventory, chattel papers, equipment,
fixtures, and general intangibles, including
intellectual property. The note is guaranteed by
the President and Chief Executive Officer and
largest shareholder.                                      $380,363

Motor vehicle contract payable in 60 monthly
installments of $1,351, annual interest at
15.1%, secured by automobile.                               40,764

Settlement agreement payable in 36 monthly
beginning June 15, 2003, installments of $909
including interest at 8%.                                    4,575
                                                          ---------
Total                                                       425,702


Less current maturities                                    (140,073)
                                                          ---------

Long-term maturities                                      $285,629
                                                          =========


Future maturities of the notes payable are as follows:

         Year ending December 31,
         ------------------------
         2006                                              $140,073
         2007                                               147,505
         2008                                               135,469
         2009                                                 2,655


                                                          ---------
                                                          $ 425,702
                                                          =========

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2004 Thomas Sandgaard, Zynex's President, Chief Executive Officer and major shareholder, loaned the Company $45,779 on a non interest bearing basis, all of which was repaid as of December 31, 2004. In 2005 Mr. Sandgaard loaned the Company $99,136, of which $14,980 was outstanding on December 31, 2005. Effective March 1, 2006 this previously non interest bearing loan in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. Future maturities of this loan are as follows:

Year ending December 31, 2006    $6,249
                         2007     7,328
                         2008     1,403
                                 -------
                                 $14,980
                                 =======

In 2006 Mr. Sandgaard loaned the Company $107,400, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. The remaining $57,400 was represented by 8.25% demand notes and will be repaid as the Company's cash position and its financing covenants allow. As of April 15, 2006, $21,012 of this amount remained outstanding. The loans from Mr. Sandgaard were used for working capital purposes.

The Company has commitments under various operating and capital leases that are payable in monthly installments. As of December 31, 2005, future minimum lease payments under non-cancelable operating and capital leases are as follows:

                                                       Capital       Operating
                                                        Lease         Leases
                                                     ----------     ----------
         2006                                        $  18,869      $  104,464
         2007                                           18,869         100,375
         2008                                           18,869          98,159
         2009                                           12,579          16,428
         Thereafter                                       --              --
                                                     ----------     ----------
Total future minimum lease payments                  $  69,186      $  319,426
                                                                    ==========
Less amount representing interest                       9,921
                                                     ----------
Present value of net minimum lease
  payments                                              59,265
Less current portion                                   (14,383)
                                                     ----------
Long-term capital lease obligation                   $  44,882
                                                     ==========


Rent expense under operating leases for 2005 and 2004 was $116,691 and $88,777, respectively.

NOTE 4 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                      2005           2004
                                                     -------       --------
   Federal income taxes
      Current ..................................        --        $(30,208)
      Deferred .................................        --             --
   State income taxes
      Current ..................................        --          (2,630)
      Deferred .................................        --             --
                                                                   --------
   Total .......................................        --        $(32,838)
                                                                   ========

A reconciliation of income tax computed at the U.S. statutory rate of 35% to the effective income tax rate is as follows:

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 2005      2004
                                                --------  ------
   Statutory rate                                 35%      (35)%
   State taxes                                     5%       (3)%
   Permanent differences                          18%        3 %
   Basis difference in property and equipment   (13)%       (5)%
   Net operating loss carryover and other       (45)%       (3)%
   Change in valuation allowance                            40 %
                                               -------   --------
   Combined effective rate                        0%        (3)%
                                               =======   ========


          The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2005 are as follows:

     Current deferred tax assets (liabilities):

       Accrued expenses                            $  16,408
       Accounts receivable                           264,416
       Inventory                                       5,930
                                                   ---------
                                                     286,754
    Valuation allowance                             (286,754)
                                                   ---------

    Net current deferred tax asset                 $    --
                                                   =========

    Long-term deferred tax assets (liabilities):
       Property and equipment                      $(108,515)
       Net operating loss carryforwards              213,613
                                                   ---------
                                                     105,098
    Valuation allowance                             (105,098)
                                                   ---------

    Net long-term deferred tax liability           $    --
                                                   =========



SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of December 31, 2005, the Company had total deferred tax assets of $391,852. The Company recorded a valuation allowance in the full amount of $391,852 at December 31, 2005, against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at December 31, 2005 has been provided due to the uncertainty of the amount of future taxable income. The Company provides a valuation allowance in the full amount of its deferred tax assets because under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

The Company has accumulated net operating loss carry forwards of $576,398 (net of loss carry forwards of $569,255 utilized in 2005). To the extent not used, the net operating loss carry forwards expire in varying amounts beginning in 2024. As of December 31, 2005, all identified deferred tax assets are reduced by a valuation allowance. Therefore, any additional operating loss carry forwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional loss carry forwards.

NOTE 5 - Stockholders' Equity, Common Stock and Warrants

During the year ended December 31, 2005, the Company issued 312,500 warrants to purchase common stock with a fair market value of $41,250, 129,044 shares of unregistered common stock with a total market value of $46,500 and paid $6,250 to The Wall Street Group in return for investor relations services. The Company also issued (a) 8,333 warrants to purchase common stock at a fair market value of $2,870 to a financial consultant for preparation of financial projections and introduction to Silicon Valley Bank; (b) 50,000 warrants to purchase common stock with a fair market value of $22,100 to Silicon Valley Bank in connection with their September 2005, $400,000 term loan; (c) and 100,000 warrants to purchase common stock with a fair market value of $17,200 to an investment banking firm for services rendered. The agreement with The Wall Street Group ends in April 2006 and therefore $12,031 has been recorded as deferred consulting fees. In addition, the $22,100 additional compensation to Silicon Valley Bank is being amortized over the three year term of the agreement, and $20,258 has been deferred at December 31, 2005.

                          ZYNEX MEDICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended December 31, 2004 the Company received $230,000 from the issuance of 230,000 shares of common stock to certain shareholders in a private transaction. The Company used these proceeds for general working capital requirements.

On June 4, 2004, the Company sold 685,715 shares of common stock to five investors at $1.75 per share. The proceeds realized from the sale were $897,789, net of offering expenses and the fair value of Broker Warrants issued. In connection with the sales, the Company granted Class A Warrants to purchase an additional 342,859 shares of common stock at $1.75 per share, Class B Warrants to purchase an additional 685,715 shares of common stock at $2.00 per share, Class C Warrants to purchase 22,858 shares of common stock at $.01 per share and Broker Warrants to purchase 45,715 shares of common stock at $.01 per share. The fair value of the Broker Warrants was $132,198 at June 4, 2004 using the Black-Scholes option pricing model.

The Class B, Class C and Broker's Warrants expire on June 4, 2009. The Class A Warrants expired February 20, 2006. The Company's registration statement, filed July 16, 2004 on Form SB-2/A, became effective July 20, 2004 and a First Amendment on Form SB-2/A became effective June 7, 2005.

Upon exercise of the warrants, the Company is required to pay Warrant Exercise Compensation equal to 10 percent of the cash proceeds payable to the Company. The Company is further required to issue one Broker's Warrant for each 10 shares of Class A, Class B and Class C Warrants exercised by the subscribers.

During 2005 and 2004, the Company also issued common stock warrants and options to consultants and a debtor - see Note 2 - Stock-Based Compensation.

Stock  Options:

On January 3, 2005 the Company established the 2005 Stock Option Plan (the "Option Plan") and reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

A summary of the Option Plan is as follows:

                                                            2005
                                                ----------------------------
                                                                  Weighted
                                                                  average
                                                                  exercise
                                                 Shares           price
                                                ---------        ----------

Outstanding, beginning of year                         0          $   0
Granted                                          279,670          $0.34

Expired  or forfeited                            103,000          $0.32
Exercised                                              0              0

Outstanding, end of year
                                                 176,670          $0.42

Options exercisable at
  end of year                                          0              0

The following table summarizes information about stock options outstanding as of December 31, 2005:



          Options Outstanding                        Options Exercisable
------------------------------------------    ----------------------------------------


                               Remaining
Exercise        Number of     contractual      Exercise   Number of
prices          options       life (years)      price     options     Exercise price
-----------    ----------    --------------   ---------   ---------   ---------------

$0.30         100,000          9.00             $0.30          -0-        $0.30
$0.23          18,000          9.25             $0.23          -0-        $0.23
$0.50          22,000          9.50             $0.50          -0-        $0.50
$0.57          12,670          9.50             $0.50          -0-        $0.57
$0.75          24,000          9.75             $0.75          -0-        $0.75
              -------
              176,670
              =======


Note 6  COMMITMENTS AND CONTINGENCIES

In connection with its sales of medical devices, the Company sells disposable supplies used with some of its devices. Prior to March 2004, certain billings to private insurance companies exceeded such disposable supplies actually shipped. It is possible that the referenced private insurance companies or a governmental agency could assert claims for such over billings. The Company discontinued this billing practice in March 2004 and previously reserved the maximum estimated impact on the collectibility of accounts receivable, approximately $137,000 as of December 31, 2004. As no claims have been received through December 31, 2005, the reserve was reduced to zero and $137,000 was recorded as other income in the Statement of Operations.


Note 7 - MAJOR SUPPLIERS

During 2005 and 2004, the Company purchased approximately 10% and 36%, respectively, of its entire inventory purchases from one European supplier and 100% of its NeuroMove inventory from one supplier. Management believes that its relationships with these suppliers is strong, however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short term disruption to operations, a period of time in which products would not be available and additional expenses may be incurred.


Note 8 - CONCENTRATIONS

The Company maintains its cash deposits in two commercial banks. At December 31, 2005, the Company's cash balances at the banks was not in excess of the FDIC insurance limit.


Note 9 - EMPLOYMENT AGREEMENT

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

Effective April 18, 2005 the Company entered into a compensation agreement with its Chief Financial Officer. The agreement provides for a monthly salary of $2,250 per month. It also provides for an increase in the monthly salary of an additional $4,000 per month (the "First Raise") in the event (a) the Company obtains a line of credit of at least $250,000, or (b) the Company receives third party equity or debt investment of at least $1,000,000, or (c) the Company has annual audited "positive net cash provided by operating activities" of at least $500,000 , or (d) the Company undergoes a liquidity event with a valuation of at least $10,000,000 (items (b) through (d) shall be referred to as "Raise Events"). Mr. Leveton has met the standard for the first raise and it is in effect.The agreement also provides for an additional increase in the monthly salary of $5,000 per month (the "Second Raise") in the event the Company undergoes a Raise Event. The First Raise and Second Raise, once earned and vested shall be paid in arrears with respect to each month of employment beginning as of the Effective Date through the month of vesting, then shall be paid currently through the date Mr. Leveton's employment terminates. If one of the events listed above occurs and Mr. Leveton played an active and integral role in accomplishing such event, but Mr. Leveton's employment terminated voluntarily within 30 days prior to such event or involuntarily within 120 days of such event, then Mr. Leveton shall be entitled to receive an amount equal to the First Raise and/or the Second Raise for each month of his employment with the Company beginning with the Effective Date and ending as of the date of his termination. Under the agreement, Mr. Leveton is required to work no less than twenty hours per week and eighty hours per month.

Under the Agreement Mr. Leveton received stock options to purchase up to 350,000 shares of the Company's Common Stock. Such options shall have a ten year term, and an exercise price equal to the fair market value of the Common Stock on the date of grant, April 18, 2005. Such options are subject to vesting as follows:
100,000 shares vest on the date of grant; 25,000 shares vest on June 30, 2005, provided that Mr. Leveton is employed as of such date; and 25,000 shares vest as of the last day of each full calendar quarter beginning as of July 1, 2005 through March 31, 2007, provided that Mr. Leveton is employed as of such date; and 50,000 shares vest upon a Raise Event if Mr. Leveton is employed as of such dates or if Mr. Leveton played an active, integral and key role in accomplishing such event, and such event occurred within 30 days of voluntary termination or within 90 days of involuntary termination. All invested quarterly options immediately vest and become exercisable upon a liquidity event with a valuation of at least $10,000,000; provided the liquidity event occurs during Mr. Leveton's employment or if Mr. Leveton plays an active, integral and key role in accomplishing such event, within 90 days of involuntary termination. Except in the case of a liquidity event described above, all unvested options will expire upon the voluntary or involuntary termination of employment.


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company provides the President with two automobiles for personal use costing $2,287 per month.


NOTE 11 - SUBSEQUENT EVENT

On March 15, 2006 Zynex received a loan in the amount of $240,000 under a Default Waiver and First Amendment To Loan and Security Agreement with Silicon Valley Bank dated September 29, 2005. The Amendment to the existing loan agreement of September 29, 2005 provided for this second term loan and waived one covenant violation for the time period ended December 31, 2005. The new loan bears interest at a per annum fixed rate of 8.48%. Zynex will repay the loan in 36 equal monthly payments of principal and interest, beginning April 1, 2006. All other terms and conditions are as stated in the September 29, 2005 loan agreement. The new loan is also guaranteed by Zynex Chairman, President, Chief Executive Officer and major shareholder Thomas Sandgaard and is collateralized by a first security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets.