Form 10QSB
period 2006-03-31
ZYNEX MEDICAL HOLDINGS INC
filed 2006-05-16
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2006
                                                ------------------


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 28, 2006 23,243,923 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                          ZYNEX MEDICAL HOLDINGS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

    Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheet - March 31, 2006             3
          Condensed Consolidated Statements of Operations -
              Quarters Ended March 31, 2006 and 2005                        4
          Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2006 and 2005                    5
          Condensed Consolidated Statement of Stockholders' Equity-
               Three Months Ended March 31, 2006                            6
          Notes to Condensed Consolidated Financial Statements              7

    Item 2.  Management's Discussion and Analysis or Plan of Operations    14

    Item 3.  Controls and Procedures                                       15

    PART II: OTHER INFORMATION

    Item 1.  Legal Proceedings                                             16
    Item 2.  Unregistered Sales of Equity Securities and Use of
               Proceeds                                                    16
    Item 3.  Defaults Upon Senior Securities
    Item 4.  Submission of Matters to a Vote of Security Holders           16
    Item 5.  Other Information                                             16
    Item 6.  Exhibits                                                      16

    SIGNATURES                                                             17

                          Zynex Medical Holdings, Inc.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2006

          Current Assets:

          Cash and cash equivalents                           143,609
          Receivables, less allowance for uncollectible
             accounts  of $828,959                            814,267
          Inventory                                           377,850
          Deferred consulting fees and other                   18,416
          Prepaid Expenses                                     22,463
          Other Current Assets                                  1,068
                                                          -----------

          Total Current Assets                              1,377,673

          Property and equipment, less accumulated
             depreciation of 180,017                          164,629
          Deposits                                             10,940

                                                          -----------
          Total Assets                                      1,553,242
                                                          ===========

          Current Liabilities:

          Notes Payable                                       214,240
          Capital Lease                                        14,691
          Loans from stockholder                               65,290
          Accounts payable                                    239,867
          Accrued payroll and payroll taxes                    47,824
          Other accrued liabilities                            91,671
                                                          -----------
          Total current liabilities                           673,583

          Long Term Liabilities:
          Notes payable, less current maturities              415,905
          Loans from stockholder                               26,864
          Capital lease, less current maturities               41,092
                                                          -----------
          Total Liabilities                                 1,157,444


          Stockholders' Equity:

          Preferred stock, $0.001 par value,
             10,000,000 authorized, no shares
             issued and outstanding                              --

          Common stock, $0.001 par value,
             100,000,000 authorized,
             23,232,018 shares
             issued and outstanding                            23,232

          Additional paid-in capital                        1,484,845

          Accumulated deficit                              (1,112,279)
                                                          -----------

          Total stockholders' equity                          395,798
                                                          -----------
                                                            1,553,242
                                                          ===========

                 See accompanying notes to financial statements.

                          Zynex Medical Holdings, Inc.
                 Condensed Consolidated Statements of Operations

                                                  Quarter Ended March 31,
                                                --------------------------
                                                    2006           2005
                                                -----------    -----------

Net sales and rental income                         505,091        544,943
Cost of sales and rentals                            63,827         80,145
                                                -----------    -----------

Gross Profit                                        441,264        464,798

Operating expenses:

Selling, general and administrative                 477,618        389,007
Depreciation                                         15,153         16,027
                                                -----------    -----------
                                                    492,771        405,034

Income (loss) from operations                       (51,507)        59,764

Interest and other income (expense)                 (13,318)        (3,684)
                                                -----------    -----------

Income (loss) before income taxes                   (64,825)        56,080

Provision (benefit) for income taxes                   --             --
                                                -----------    -----------

Net income (loss)                                   (64,825)        56,080

Net income (loss) per common and common
   equivalent share

Basic                                                  --             --

Diluted                                                --             --

Weighted average number of shares outstanding
Basic                                            23,208,748     23,070,377

Diluted                                          23,208,748     23,136,558

                 See accompanying notes to financial statements.

                            Zynex Medical Holdings, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                                        Quarter Ended March 31,
                                                        -----------------------
                                                           2006        2005
                                                         --------    --------

Cash flows from operating activities:
Net income (loss)                                         (64,825)     56,080
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operations:
Depreciation                                               15,153      16,027
Issuance of stock for consulting services                  15,000         --
Amortization of deferred consulting fees and other         13,873         --
Employee stock option expense                               4,854         --
Changes in operating assets and liabilities:
Accounts receivable                                      (119,375)   (149,956)
Inventory                                                   8,269     (65,472)
Refundable income taxes                                     7,586       3,847
Other current assets                                          364      (1,359)
Prepaid Assets                                             (9,339)        --
Deposits                                                      --        3,532
Bank overdraft                                                --       26,192
Accounts payable                                          (42,178)    120,322
Accrued Liabilities                                        17,360      21,515
                                                         --------    --------
Net cash (used in) provided by operating activities      (153,258)     30,728


Cash flows from investing activities:
Purchase of equipment                                        --       (17,238)
                                                         --------    --------
Net cash (used in) investing activities                      --       (17,238)

Cash flows from financing activities:
Payments on notes payable and capital lease               (39,040)    (28,568)
Proceeds from loan payable                                240,000
Proceeds from loans from stockholder                      107,000      12,000
Repayment of loans from stockholder                       (29,826)        --

                                                         --------    --------
Net cash provided by (used in) financing activities       278,134     (16,568)


Increase (decrease) in cash and cash equivalents          124,876      (3,078)

Cash and cash equivalents at beginning of period           18,733       3,078
                                                         --------    --------
Cash and cash equivalents at end of period                143,609        --
                                                         ========    ========

Supplemental cash flow information:
Interest paid                                              14,055       5,144

                 See accompanying notes to financial statements.

                          Zynex Medical Holdings, Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                        Three Months Ended March 31, 2006
                                   (unaudited)


                                                            Additional
                                   Number                    Paid in       Accumulated
                                 of Shares      Amount       Capital        Deficit         Total
                                -----------   -----------   -----------   -----------    -----------
December 31, 2005                23,199,421   $    23,199   $ 1,465,024   $(1,047,454)   $   440,769

Issuance of Common stock for
   consulting services               32,597            33        14,967          --           15,000

Employee stock
   option expense                      --            --           4,854          --            4,854

Net Income                             --            --            --         (64,825)       (64,825)

                                -----------   -----------   -----------   -----------    -----------
March 31, 2006                   23,232,018        23,232     1,484,845    (1,112,279)       395,798
                                ===========   ===========   ===========   ===========    ===========

                 See accompanying notes to financial statements.

                          ZYNEX MEDICAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Nature of Business

Zynex Medical Holdings, Inc. ("Zynex" or the "Company") engineers, manufactures, markets and sells its own design of FDA cleared (1) standard electrotherapy medical devices for pain relief / pain management, and (2) the NeuroMove(TM) medical device for stroke and spinal cord injury ("SCI") rehabilitation.

2.   Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2006 and the results of its operations for the quarters ended March 31, 2006 and 2005, and its cash flows for the quarters ended March 31, 2006 and 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Furthermore, these financial statements should be read in conjunction with Zynex Medical Holdings, Inc.'s audited financial statements at December 31, 2005 included in the Company's Form 10-KSB filed April 18, 2006.

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

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income
(loss), financial position or cash flows as previously reported. During the quarter ended March 31, 2006 the Company changed its classification of freight out costs from cost of sales and rentals to selling, general and administrative expenses as management considers these costs to be part of its marketing program and thus they believe it is preferable to classify these costs as a component of selling, general and administrative expenses. Freight costs included in selling, general and administrative expenses during the three months ended March 31, 2006 and 2005 amounted to $8,942 and 6,967, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this statement effective for our fiscal year beginning January 1, 2006. We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements below.

                          ZYNEX MEDICAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Stock Based Compensation

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options expire no later than ten (10) years from the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

In the first quarter of 2006, the Company recorded compensation expense related to stock options that increased the loss from operations by $4,854 and its net loss by $4,854. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

There were no options granted during the three months ended March 31, 2006. The fair value of stock options at the date of grant during the three months ended March 31, 2005 was $0.207. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2005:

     Expected life                                2 years
     Volatility                                      139%
     Risk-free interest rate                        4.95%
     Dividend yield                                    0

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

     A summary of stock option activity for the three months ended March 31, 2006 is presented below:

                          ZYNEX MEDICAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                                           Weighed
                                               Weighted    Average
                                     Shares     Average   Remaining
                                     Under     Exercise  Contractual
                                     Option     Price        Life
                                   --------   --------     --------
  Outstanding at January 1, 2006    520,670   $   0.28     9 years
       Granted                         --          --         --
       Exercised                       --          --
       Forfeited                   (12,000)       0.40     9 years
                                   --------   --------     --------

  Outstanding at March 31, 2006     508,670   $   0.27     9  years
                                   ========   ========     ========

  Exercisable at March 31, 2006     222,000   $   0.23     9  years
                                   ========   ========     ========

The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was $32,354 and $0.00, respectively. The average grant date fair value of options issued during the three months ended March 31, 2005 was $19,458. A summary of the status of the Company's nonvested shares as of March 31, 2006, and changes during the period ended March 31, 2006 is presented below.


                                           Nonvested        Weighted
                                            Shares          Average
                                            Under         Grant Date
       Nonvested Shares                     Option        Fair Value
     ---------------------------------------------------------------
     Nonvested at January 1, 2006           345,670        $ 0.26
          Granted                               --            --
          Vested                            (47,000)         0.17
          Forfeited                         (12,000)         0.26
                                           ---------       ---------

     Nonvested at March 31, 2006             286,670       $ 0.26
                                           ==========      =========

As of March 31, 2006, we had $34,365 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3.5 years.

Prior to January 1, 2006, we accounted for stock-based compensation plans under APB 25. We adopted the disclosure-only provision of SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2005, as indicated below:

                          ZYNEX MEDICAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                    Three Months
                                                         Ended
                                                   March 31, 2005
                                                   --------------
       Net income as reported                      $      56,080

       Deduct: Total stock-based
          employee compensation
          expense determined
          under fair value based
          method for all awards                            1,216
                                                   -------------

       Pro forma net income                        $      54,864
                                                   =============

       Income per share:

       Basic - as reported                         $        0.00
                                                   =============
       Diluted - as reported                       $        0.00
                                                   =============

       Basic - pro forma                           $        0.00
                                                   =============
       Diluted - pro forma                         $        0.00
                                                   =============

                             ZYNEX MEDICAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Recent Events:

As reported in the December 31, 2005 Form 10-KSB, the Company executed a $400,000 term loan agreement with Silicon Valley Bank, Santa Clara, CA and Boulder, CO on September 29, 2005 and a Default Waiver and First Amendment for an additional $240,000 term loan with Silicon Valley Bank on March 6, 2006 (Note
4). The Company believes these loans, coupled with cash from operations and, if needed, additional loans from Mr. Thomas Sandgaard, Chairman, Chief Executive Officer and majority shareholder, will provide the funds necessary to continue its operations as a going concern.


3.   Earnings Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. For the three months ended March 31, 2006, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

                             ZYNEX MEDICAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



The calculation of basic and diluted earnings per share for the three months ended March 31, 2005 is as follows:


  BASIC
                                              Three Months Ended
                                                March 31, 2005
                                                -------------

  Net (loss) income applicable to
       common stockholders - basic               $     56,080
                                                 ============

  Weighted average shares outstanding - basic      23,070,377
                                                 ============

  Net income per share - basic                   $       0.00
                                                 ============

  DILUTED

  Net (loss) income applicable to common
      stockholders - diluted                     $     56,080
                                                 ============

  Weighted average shares outstanding - basic      23,070,377


  Dilutive securities                                  66,181
                                                 ------------

  Weighted average shares outstanding - diluted    23,136,558
                                                 ============

  Net income per share - diluted                 $       0.00
                                                 ============


4. Borrowings

Notes Payable:

On March 15, 2006 Zynex received a loan in the amount of $240,000 under a Default Waiver and First Amendment to Loan and Security Agreement with Silicon Valley Bank dated September 29, 2005. The new loan bears interest at a per annum fixed rate of 8.48%. Zynex will repay the loan in 36 equal monthly payments of principal and interest, beginning April 1, 2006. All other terms and conditions are as stated in the September 29, 2006 loan agreement. The new loan is also guaranteed by Zynex Chairman, President, Chief Executive Officer and major shareholder Thomas Sandgaard and is collateralized by a first security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets.

                             ZYNEX MEDICAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Loans from stockholder:

Effective March 1, 2006, a previously non-interest bearing loan by Thomas Sandgaard in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006.

During the three months ended March 31, 2006, Mr. Sandgaard loaned the Company $108,400, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. The remaining $58,400 was represented by 8.25% demand notes and will be repaid as the Company's cash position and its financing covenants allow. At March 31, 2006, $92,154 loans from stockholder remained outstanding.

5. Stockholders' Equity

For the quarter ended March 31, 2006, the Company issued 32,597 shares of common stock to investor relations consultants for services performed, at prices ranging from $0.44 to $0.4825 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.

Results of Operations

Gross and Net Sales and Rental Income. Gross sales and rental income for the quarters ended March 31, 2006 and 2005 were $877,504 and $865,395, respectively, an increase of $12,109, or 1.4%%. Net sales and rental income for the quarters ended March 31, 2006 and 2005 were $505,090 and $544,943, respectively, a decrease of $39,853, or 7.3%. The increase in gross sales and rental income for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was due primarily to greater awareness of the Company's products by end users and physicians because of the Company's 2005 and 2006 marketing investments, growing market penetration and increased rental income from the greater number of Zynex products placed in use during the prior periods. The decrease in net revenue for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was primarily due to a $67,457 increase in the reserve for contractual adjustments (i.e., estimated insurance company adjustments) for the quarter ended March 31, 2006, coupled with a first quarter 2005 reduction of $69,000 to an accounts receivable reserve for NeuroMove Medicare accounts. Both the reserve and the NeuroMove Medicare accounts were eliminated September 30, 2005.

Gross Profit. Gross profit for the quarter ended March 31, 2006 was $441,264 or 87.4% of net revenue, a decrease of $23,534, or 5.1%, from the gross profit of $467,798 or 85.3% of net revenue for the quarter ended March 31, 2005. The decrease in gross profit for the quarter ended March 31, 2006, as compared with the same period last year, is due to the reduction in net sales and rental income resulting from an increase in contractual adjustments as discussed above.

Gross profit as a percent of net revenue for the quarter ended March 31, 2006 is greater than for the like period in 2005 because rental revenue, which maintains a higher profit margin, represents a larger percentage of total revenue than in the prior period.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 2006 were $492,771, an increase of $87,737 or 21.7%, compared to $405,034 for the same period last year. The increase was primarily due to increases in commissions, in part because of certain adjustments for commissions paid in 2005 for sales made in 2004, public company and consulting expenses, and a small payroll increase, offset by decreases in advertising, marketing and promotion, insurance, and temporary services expenses.

Interest and other income (expense). Interest and other income (expense) were ($13,318) for the quarter ended March 31, 2006, an increase of $7,349 compared to ($5,969) for the same period last year. The increase resulted primarily from an increase in the Company's debt during the period.

Liquidity and Capital Resources. We expect that our cash requirements will increase as our operations expand. Based on the Company's results for the first three months of 2006, our projected revenue through 2006, our $400,000 in 2005 and $240,000 in 2006 working capital bank loans and working capital loans from Thomas Sandgaard, of which $92,154 are outstanding as of March 31, 2006, we believe available cash will be adequate to meet our requirements for at least the balance of 2006. However, to fully implement our business plan through 2006 and subsequent periods, we need to raise additional equity or debt financing. To achieve this objective we are in discussions with potential investors and investment bankers that may provide long term funding to further assist in executing our business plan. There can be no assurance that we will be able to raise such additional financing or do so on terms that are acceptable to the Company.

Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash resulting from operations and liquidity and thus we could possibly be in need of additional external financing

Cash used in operating activities was $153,258 for the three months ended March 31, 2006 compared to $30,738 cash provided by operating activities for the three months ended March 31, 2005. The primary reasons for the decrease in cash flow were the first quarter operating loss and utilization of bank loans and loans from Mr. Sandgaard to reduce accounts payable compared to net income and an increase in accounts payable in 2005.

No cash was used nor provided in investing activities for the three months ended March 31, 2006 compared to cash used in investing activities of $17,238 for the same period in 2005. Cash used in investing activities represents the purchase of equipment and inventory rented to customers.

Cash provided by financing activities was $278,134 for the three months ended March 31, 2006 compared with cash used in financing activities of $16,568 for the three months ended March 31, 2005. During the three months ended March 31, 2006 the Company received net working capital of $200,960 in bank financing and $75,300 in loans from Thomas Sandgaard.

To conserve and most efficiently and effectively use our financial resources we do now and will continue to closely monitor our actual and projected revenue, costs and cash flow, and will take appropriate action as circumstances require.

For information regarding borrowings from Silicon Valley Bank and Mr. Sandgaard, see Note 4 to our Condensed Consolidated Financial Statements in this Report and
Item 6 in our Form 10-KSB for the year ended December 31, 2005.

Recently issued accounting pronouncements:
------------------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this statement effective for our fiscal year beginning January 1, 2006. We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements in Note 2, Stock Based Compensation.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need to obtain additional capital in order to grow our business, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, our dependence on third party manufacturers to produce our goods on time and to our specifications, the acceptance of our products by hospitals and clinicians, implementation of our sales strategy including a strong direct sales force and other risks described in our 10-KSB Report for the year ended December 31, 2005.


ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

There have been no changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 3 to the Notes to the Condensed Consolidated Financial Statements for Information regarding the issuance of common stock to investor relations consultants. In the issuances, we made no general solicitation, and we believe that the investor relations consultants met the standards for a purchaser in a non-public offering. We relied upon an exemption from securities registration for a non-public offering in issuing these securities to the investor relations consultants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None


ITEM 6. EXHIBITS.

     (a)  Exhibits

          18 Preferability letter from GHP Horwath, P.C. regarding the reclassification of certain costs.

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C.
                  Section 1350

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ZYNEX MEDICAL HOLDINGS, INC.



Date: May 16, 2006                             By: /s/ Thomas Sandgaard
                                                   ----------------------------
                                                   President and
                                                   Chief Executive Officer,
                                                   Treasurer

                                                By: /s/ Peter J. Leveton
                                                    ---------------------------
                                                    Chief Financial Officer
                                                    Principal Financial Officer

                                INDEX TO EXHIBITS



   Exhibit No.     Description
   -----------     -----------

      18 Preferability letter from GHP Horwath, P.C. regarding the reclassification of certain costs.

      31.1 Certification Of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


      31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350