Form 10QSB
period 2006-06-30
ZYNEX MEDICAL HOLDINGS INC
filed 2006-08-18
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number: 33-26787-D

Zynex Medical Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-26787-D	90-0214497
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8100 Southpark Way, Suite A-9
Littleton, Colorado 80120
Address of Principal Executive Offices Zip Code

(303) 703-4906
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

As of June 30, 2006, 23,690,993 shares of common stock were outstanding. Subsequently 326,666 shares were issued. (see Note 7 to the Financial Statement). As of August 10, 2006 24,017,659 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

ZYNEX MEDICAL HOLDINGS, INC.
FORM 10-QSB

Zynex Medical Holdings, Inc.
Condensed Consolidated Balance Sheet
June 30, 2006
(unadited)

ASSETS
Current Assets:
Cash and cash equivalents	$76,823
Receivables, less allowance for uncollectible accounts of $977,986	958,454
Inventory	476,875
Deferred consulting fees and other	16,575
Prepaid expenses	27,314
Other	1,000

Total Current Assets	1,557,041

Property and equipment, less accumulated depreciation of $195,223	150,063
Deposits	10,940

$1,718,044

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Notes payable	$216,147
Capital lease	15,112
Loans from stockholder	63,398
Accounts payable	360,118
Accrued payroll and payroll taxes	43,395
Other	81,770

Total Current Liabilities	779,940

Notes payable, less current maturities	360,216
Capital lease, less current maturities	35,911
Loans from stockholder, less current maturties	20,850

416,977
Stockholder's Equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 authorized, 23,690,993 issued and outstanding	23,691
Additional paid-in capital	1,607,805
Accumulated deficit	(1,110,369)

521,127

$1,718,044

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales and rental income	$560,860	$589,483	$1,065,951	$1,134,426
Cost of sales and rentals	19,323	73,250	83,150	160,362

Gross Profit	541,537	516,233	982,801	974,064

Operating expenses:
Selling, general and administrative	506,686	417,784	984,304	799,824
Depreciation	15,206	16,801	30,359	32,828
	521,892	434,585	1,014,663	832,652

Income (loss) from operations	19,645	81,648	(31,862)	141,412

Interest and other expense	(17,735)	(6,232)	(31,053)	(9,916)

Net income (loss)	$1,910	$75,416	$(62,915)	$131,496

Net income (loss) per common and common equivalent share
Basic	$0.00	$0.00	$0.00	$0.01

Diluted	$0.00	$0.00	$0.00	$0.01

Weighted average number of shares outstanding
Basic	23,277,197	23,074,024	23,244,065	23,072,210

Diluted	23,616,412	23,237,948	23,244,065	23,230,567
See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(62,915)	$131,496
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation	30,359	16,801
Issuance of stock for consulting services	25,000	12,500
Amortization of deferred consulting fees and other	15,714
Employee stock compensation expense	9,710
Changes in operating assets and liabilities:
Accounts receivable	(263,562)	(285,820)
Inventory	(90,756)	(76,861)
Refundable income taxes	7,586	4,105
Other current assets	432	7,071
Prepaid expenses	(14,190)
Deposits	-	3,532
Bank overdraft		19,116
Accounts payable	78,073	193,666
Accrued liabilities	3,029	7,981

Net cash (used in) provided by operating activities	(261,520)	33,587

Cash flows from investing activities:
Purchase of equipment	(640)	(11,408)

Net cash used in investing activities	(640)	(11,408)

Cash flows from financing activities:
Payments of notes payable and capital leases	(97,581)	(50,557)
Proceeds from note payable	240,000
Proceeds from loans from stockholder	126,900	25,300
Payments of loans from stockholder	(57,632)
Issuance of common stock	108,563

Net cash provided by (used in) financing activities	320,250	(25,257)

Increase (decrease) in cash and cash equivalents	58,090	(3,078)

Cash and cash equivalents at beginning of period	18,733	3,078

Cash and cash equivalents at end of period	$76,823	$-

Supplemental cash flow information:

Interest paid, including interest paid to stockholder of $3,735 in 2006	$30,282	$13,212

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2006
(unaudited)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

December 31, 2005	23,199,421	$23,199	$1,465,024	$(1,047,454)	$440,769

Issuance of common stock for consulting services	55,613	56	24,944		25,000

Issuance of common stock in private placement offering	435,959	436		108,127	108,563

Employee stock compensation expense			9,710		9,710

Net loss				(62,915)	(62,915)

June 30, 2006	23,690,993	$23,691	$1,607,805	$(1,110,369)	$521,127

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

2.  Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2006 and the results of its operations for the quarters and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005.

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

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income (loss), financial position or cash flows as previously reported. During the quarter ended March 31, 2006 the Company changed its classification of freight out costs from cost of sales and rentals to selling, general and administrative expenses as management considers these costs to be part of its marketing program and thus they believe it is preferable to classify these costs as a component of selling, general and administrative expenses. Freight costs included in selling, general and administrative expenses during the three months ended June 30, 2006 and 2005 are $11,419 and $6,220 respectively, and for the six months ended June 30, 2006 and 2005 are $20,361and $13,187 respectively.
Recent Accounting Pronouncements

3. Recent Accounting Pronouncements

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

4.  Stock Based Compensation

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options expire no later than ten (10) years from the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

In the second quarter of 2006, the Company recorded compensation expense related to stock options that decreased the net income from operations by $4,855 and its net income by $4,855. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

For the three months and six months ended June 30, 2006, the Company recorded compensation expense related to stock options that decreased both net income from operations and net income by $4,855 and $9,710, respectively. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

There were no options granted during the three months ended, June 30, 2006. The fair value of stock options at the date of grant during the three months ended June 30, 2006 and June 30, 2005 was $0.00 and $51,147. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended June 30, 2005:

Expected life	2 years
Volatility	125%
Risk-free interest rate	4.95
Dividend yield	0

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

A summary of stock option activity for the six months ended June 30, 2006 is presented below:

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Shares Under Option	Weighted Average Exercise Price	Weighed Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006

Stock option plan	176,670	$0.40
Granted	--	--
Exercised	--	--
Forfeited	(28,000)	$0.38
Outstanding at June 30, 2006	148,670	$0.40	8.95 Years	$980

Exercisable at June 30, 2006	24,500	$0.29	8.65 Years	$245

A summary of the status of the Company's non-vested shares as of and for the six months ended June 30, 2006, is presented below.

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	176,670	$0.26
Granted	--	--
Vested	(24,500)	0.20
Forfeited	(28,000)	0.25

Nonvested at June 30, 2006	124,170	$0.27

As of June 30, 2006, we had $29,510 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 2 years.

Prior to January 1, 2006, we accounted for stock-based compensation plans under APB 25. We adopted the disclosure-only provision of SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three and six months ended June 30, 2005, as indicated below:

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income as reported	$75,416	$131,496

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	1,796	3,593

Pro forma net income	$73,620	$127,903

Income per share:

Basic - as reported	$0.00	$0.01

Diluted - as reported	$0.00	$0.01

Basic - pro forma	$0.00	$0.01

Diluted - pro forma	$0.00	$0.01

5.  Earnings Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. For the six months ended June 30, 2006, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2006 and 2005 is as follows:

Basic	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income (loss) applicable to common stockholders - basic	$1,910	$75,416	$(62,915)	$131,496
Weighted average shares outstanding - basic	23,277,197	23,074,024	23,444,065	23,072,210
Net income (loss) per share
Basic	$0.00	$0.01	$0.00	$0.01

Diluted
Net income (loss) applicable to common stockholders - diluted	$1,910	$75,416	$(62,915)	$131,496
Weighted average shares outstanding - basic	23,277,197	23,074,024	23,444,065	23,072,210
Dilutive securities, treasury stock method	$339,215	$163,924	$0.00	$158,357
Weighted average shares outstanding - diluted	23,616,412	23,237,948	23,244,065	23,230,567
Net income (loss) per share - diluted	$0.00	$0.00	$0.00	$0.01

6. Loans from stockholder

Loans from stockholder:

Effective March 1, 2006, a previously non interest bearing loan from Thomas Sandgaard in the amount of $14,476 was converted to a 15 month, 8.25% term loan of $14,980, including accrued interest, with equal monthly payments of principal and interest commencing March 31, 2006. Payments were made for March, April and May, 2006. The June 2006 payment has not been made.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the six months ended June 30, 2006, Mr. Sandgaard loaned the Company $126,900, of which $50,000 was converted to a 24 month, 8.25% term loan of $50,454, including accrued interest, with equal monthly payments of principal and interest commencing March 31, 2006.  Payments were made for March, April, and May 2006. The June payment has not been made. The balance of $76,900 was represented by 8.25% demand notes, of which $54,636 has been repaid. The remaining $22,264 plus $739 accrued interest will be repaid as the Company’s cash position and its bank covenants allow.  At June 30, 2006, $84,248 in loans from Mr. Sandgaard remained outstanding.

At January 1, 2006 the Company owed Mr. Sandgaard $2,845 as an account payable for monies advanced by Mr. Sandgaard on the Company’s behalf for operating expenses incurred by the Company. During the six months ended June 30, 2006 Mr. Sandgaard advanced an additional $34,593 for operating expenses incurred by the Company and was paid back $10,579, leaving a June 30, 2006 accounts payable balance owing to Mr. Sandgaard of $26,859.

7.  Stockholders' Equity

For the quarter ended June 30, 2006, the Company issued 23,016 shares of common stock to investor relations consultants for services performed at prices ranging from $0.42 to $0.45 per share.  In addition, 390,625 shares of common stock were sold in a non public offering to accredited investors at $0.32 a share. The Company also issued warrants to purchase 312,500 shares to the investors in the non-public offering; these warrants have an exercise price of $0.39 per share and a term expiring June 30, 2011. Additionally, the Company issued 45,351 shares of common stock to the broker-dealer and an investment banker responsible for the non public offering. Subsequent to the quartered ended June 30, 2006 the company issued 326,666 shares of common stock to investor relations consultants for services to be performed at $0.30 per share.

At December 31, 2005, the Company had outstanding warrants and non-employee options to purchase 3,245,121 shares of common stock at a weighted average exercise price of $0.83. During the six months ended June 30, 2006, the Company issued warrants and non-employee options to purchase 312,500 shares of common stock with a weighted average exercise price of $0.39. At June 30, 2006, the Company had outstanding warrants and non-employee options to purchase3,557,621 shares of common stock at a weighted average exercise price of $0.78.

Additionally, at June 30, 2006, the Company had outstanding 350,000 options to an employee, granted in 2005, which were not issued pursuant to the Option Plan.  The options h  ave an exercise price of $0.22, have a remaining term at June 30, 2006 of
8 ¾ years and have an intrinsic value of $28,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.

Results of Operations

Net Sales and Rental Income. Net sales and rental income for the quarters and six months ended June 30, 2006 and 2005 were $560,860 and $589,483 and $1,065,951 and $1,134,426 respectively, a decrease of $28,623 or 4.9% and $68,475 or 6.0%. The decrease in net revenue for the quarter and six months ended June 30, 2006 compared to the quarter and six months ended June 30, 2005 was primarily due to a $221,099 second quarter and $290,252 six month increase in the reserve for contractual adjustments (i.e., estimated insurance company adjustments) and bad debt for the quarter and six months ended June 30, 2006, coupled with a second quarter 2005 reduction of $69,000 to an accounts receivable reserve for NeuroMove Medicare accounts. Following a practice throughout the healthcare industry, insurance companies regularly adjust unilaterally the amounts which they will pay for our products instead of rentals or prices charged by us.

Subsequent to the end of the second quarter and as part of our effort to grow our business we engaged 16 additional independent contractor sales representatives more than doubling our sales force.

Gross Profit. Gross profit for the quarter and six months ended June 30, 2006 were $541,537 or 96.6% and $982,800 or 92.2% of net revenue. For the quarter and six months ended June 30, 2006 this represents an increase of $25,304 or 4.9% and $8,736 or 0.9% from the gross profit of $516,233 or 87.5% of net revenue and $974,064 or 85.9% of net revenue for the quarter and six months ended June 30, 2005 respectively. The increase in gross profit for the quarter and six months ended June 30, 2006 as compared with the same periods in 2005 is primarily because rental revenue, which maintains a higher profit margin than sales revenue, represents a larger percentage of total revenue than in the prior periods and because of a second quarter 2006 update to our inventory costing procedures, including development of a comprehensive bill of materials for all major finished goods inventory components.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter and six months ended June 30, 2006 were $506,686, an increase of $88,902 or 21.3%, and $984,304, an increase of 184,480 or 23.1% respectively compared to $417,784 and $799,824 for the same periods in 2005.  The quarterly increase was primarily due to increases in commissions, advertising and marketing, audit and accounting fees, office and manufacturing supplies and design, utilities (primarily because the local utility billed incorrectly in 2004 and 2005 and recovered their billing shortfall in 2006), rent and a small payroll increase. The increases were in part offset by lower insurance premiums, consulting fees, travel & entertainment, depreciation and service charges. The six-month increase was primarily due to increases in the above items plus legal fees, property taxes, and research & development, and offset by the above decreases plus finance charges, bank service fees, and car allowances.

Interest and other income (expense).  Interest and other income (expense) was ($17,735) for the quarter ended June 30, 2006, an increase of $11,503 compared to ($6,232) for the same period last year, and ($31,053) for the six months ended June 30,2006, an increase of $21,137 compared to ($9,916) for the same period last year. The increases resulted primarily from the Company's September 2005 and March 2006 increases in commercial bank debt as well as loans from stockholder, which is described in Note 6 to the unaudited consolidated financial statements in this Report.

Liquidity and Capital Resources. We have limited liquidity. During the second quarter of 2006, we sold in a non-public offering through a broker dealer 435,959 shares of common stock resulting in net proceeds to us of $108,563; this offering is on-going. We expect that our cash requirements will increase as our operations expand and to implement our Business Plan, and in order to continue as a going concern we will need to raise additional debt or equity financing in 2006 and future periods. To achieve this objective we are in discussions with potential investors and investment bankers that may provide short and long term funding to further assist in executing our business plan. There can be no assurance that we will be able to raise such additional financing or do so on terms that are acceptable to the Company.

Our limited liquidity is primarily a result of (a) the required high levels of consignment inventory, (b) the payment of commissions to salespersons based on sales or rentals prior to receipt of funds, (c) the high level of accounts receivable outstanding because of the deferred payment practices of third party health payers, and (d) the delayed cost recovery inherent in rental transactions.

Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash resulting from operations and liquidity.

Cash used in operating activities was $261,520 for the six months ended June 30, 2006 compared to $33,587 cash provided by operating activities for the six months ended June 30, 2005. The primary reasons for the decrease in cash flow was the net loss in 2006 compared to net income in 2005, an increase in inventory to accommodate increased sales and rentals, and a slower build up in accounts payable made possible by additional bank loans and loans from our largest shareholder.

Cash used in investing activities for the six months ended June 30, 2006 was $640 compared to cash used in investing activities of $11,408 for the same period in 2005. Cash used in investing activities represents the purchase of equipment and inventory currently rented to customers.

Cash provided by financing activities was $320,250 for the six months ended June 30, 2006 compared with cash used in financing activities of $25,257 for the six months ended June 30, 2005. During the six months ended June 30, 2006 the Company received  working capital of $240,000 in bank financing and $22,264 in net loans from Thomas Sandgaard.

Our primary sources of capital for the quarter and six months ended June 30, 2006 have been collections from our sale and rental activities, borrowings from Silicon Valley Bank and from Thomas Sandgaard, and the non public offering described in the Liquidity and Capital Resources Section. For information regarding these borrowings from Silicon Valley Bank and Mr. Sandgaard, see Note 4 to our unaudited consolidated financial statements in this Report and Item 6 in our Form 10-KSB for the year ended December 31, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

There have been no changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 5 to the Notes to the Condensed Consolidated Financial Statements for Information regarding the issuance of common stock to investor relations consultants and sales of our common stock to new investors during the second quarter of 2006. In the issuances, we made no general solicitation, and we believe that the investor relations consultants and investors met the standards for a purchaser in a non-public offering. We relied upon an exemption from securities registration for a non-public offering in issuing these securities to the investor relations consultants and investors.

The sale to investors in the non-public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated there under, was a sale to accredited investors of 390,625 shares of common stock at $.032 per share in cash. Such sales occurred on June 23, 2006. The shares were accompanied by warrants to purchase 312,500 shares of common stock. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information. The shares were offered through a broker-dealer who received commissions of $12,500 and 35,156 shares of our common stock (representing 9% of the number of shares of common stock sold by the broker). Additionally, an investment banker who introduced us to the broker dealer received a finder’s fee of $3,938 and 10,195 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

(a) Exhibits

10.1	Promissory Note dated March 1, 2006 to Thomas Sandgaard

10.2	Promissory Note dated March 1, 2006 to Thomas Sandgaard

10.3	Promissory Note dated June 30, 2006 to Thomas Sandgaard

10.4	Form of Warrant, Non-Public Offering

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX MEDICAL HOLDINGS, INC.
Dated August 17, 2006	/s/ Thomas Sandgaard
Thomas Sandgaard,
President, Chief Executive Officer and Treasurer

Dated August 17, 2006	/s/ Peter J. Leveton
Peter J. Leveton,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Promissory Note dated March 1, 2006 to Thomas Sandgaard

10.2	Promissory Note dated March 1, 2006 to Thomas Sandgaard

10.3	Promissory Note dated June 30, 2006 to Thomas Sandgaard

10.4	Form of Warrant, Non-Public Offering

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350