Form 10QSB
period 2006-09-30
ZYNEX MEDICAL HOLDINGS INC
filed 2006-11-20
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission File Number: 33-26787-D

Zynex Medical Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-26787-D	90-0275169
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

As of September 30, 2006, 24,205,893 shares of common stock were outstanding.  As of November 20, 2006, 24,954,106 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

ZYNEX MEDICAL HOLDINGS, INC.
FORM 10-QSB
INDEX

Page No.

Item 1. Financial Statements:
Condensed Consolidated Balance Sheet (unaudited) - September 30, 2006	3
Condensed Consolidated Statements of Operations (unaudited) - Three Months Ended September 30, 2006 and 2005 and Nine Months ended September 30, 2006 and 2005	4
Condensed Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended September 30, 2006 and 2005	5
Condensed Consolidated Statement of Stockholders' Equity (unaudited) - Nine Months Ended September 30, 2006	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operations	18
Item 3. Controls and Procedures	21

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	23

SIGNATURES	24

ITEM 1.    FINANCIAL STATEMENTS
Zynex Medical Holdings, Inc.
Condensed Consolidated Balance Sheet
September 30, 2006
(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$6,344
Receivables, less allowance for uncollectible accounts of $1,226,731	$1,192,845
Inventory	$472,563
Deferred consulting fees and other	$14,733
Prepaid expenses	$97,502
Other	$1,159

Total Current Assets	$1,785,146

Property and equipment, less accumulated depreciation of $231,576	$300,627
Deposits	$10,940

$2,096,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$220,552
Capital lease	$15,327
Loans from stockholder	$57,013
Accounts payable	$456,636
Accrued payroll and payroll taxes	$57,539
Other	$103,499

Total Current Liabilities	$910,566

Notes payable, less current maturities	$304,448
Capital lease, less current maturities	$33,266
Loans from stockholder, less current maturties	$13,883

$1,262,163
Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,205,893 shares issued and outstanding	$24,206
Additional paid-in capital	$1,757,441
Accumulated deficit	$(947,097)

$834,550

$2,096,713

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		as Restated, Note 9		as Restarted, Note 9
Net sales and rental income	$743,787	$604,141	$1,809,738	$1,738,566
Cost of sales and rentals	109,191	33,405	233,194	75,161

Gross Profit	634,596	570,736	1,576,544	1,663,405

Operating expenses:
Selling, general and administrative	576,030	415,148	1,560,334	1,215,772
Depreciation	24,479	16,032	66,713	48,860
	600,509	431,180	1,627,047	1,264,632

Income (loss) from operations	34,087	139,556	(50,503)	398,773

Interest and other expense	(11,195)	(3,616)	(42,248)	(12,715)

Net income (loss)	$22,892	$135,940	(92,751)	$386,058

Net income (loss) per common and common equivalent share
Basic	$-	$0.01	$-	$0.02

Diluted	$-	$0.01	$-	$0.02

Weighted average number of shares outstanding
Basic	24,095,566	23,141,330	23,531,017	23,095,520

Diluted	24,300,389	23,383,878	23,531,017	23,210,830

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2006
(unaudited)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2005 as originally reported	23,199,421	$23,199	$1,465,024	$(1,047,454)	$440,769

Prior period adjustment (note 9)				193,108	193,108

Balances at December 31, 2005 as restated	23,199,421	23,199	1,465,024	(854,346)	633,877

Issuance of common stock for consulting services	395,612	396	126,604		127,000

Issuance of common stock in private placement offering	610,860	611	151,377		151,988

Employee stock compensation expense			14,436		14,436

Net loss				(92,751)	(92,751)

September 30, 2006	$24,205,893	$24,206	$1,757,441	$(947,097)	$834,550

See accompanying notes to financial statements

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended September 30,
	2006	2005
		(as Restated, Note 9)
Cash flows from operating activities:
Net income (loss)	$(92,751)	$386,058
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation	66,713	48,860
Issuance of stock for consulting services	127,000	33,728
Amortization of deferred consulting fees and other	17,556
Employee stock compensation expense	14,436
Changes in operating assets and liabilities:
Accounts receivable	(497,954)	(467,539)
Inventory	21,629	(169,726)
Refundable income taxes	7,586	4,105
Other current assets	273	3,025
Prepaid expenses	(84,378)
Deposits		3,532
Accounts payable	174,591	215,697
Accrued liabilities	38,902	18,559

Net cash (used in) provided by operating activities	(206,397)	76,299

Cash flows from investing activities:
Purchase of equipment	(102,522)	(70,362)

Net cash used in investing activities	(102,522)	(70,362)

Cash flows from financing activities:
Payments of notes payable and capital leases	(151,374)	(66,598)
Proceeds from note payable	240,000
Proceeds from loans from stockholder	146,900	92,011
Payments of loans from stockholder	(90,984)	(44,000)
Issuance of common stock	151,988
Bank overdraft		9,572
Net cash provided by (used in) financing activities	296,530	(9,015)

Decrease in cash and cash equivalents	(12,389)	(3,078)

Cash and cash equivalents at beginning of period	18,733	3,078

Cash and cash equivalents at end of period	$6,344	$-

Supplemental cash flow information:

Interest paid, including interest paid to stockholder of $5,407 in 2006	$46,459	$14,693

See accompanying notes to financial statements.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Nature of Business

Zynex Medical Holdings, Inc. ("Zynex" or the "Company") develops, manufactures, markets and sells its own design of FDA cleared (1) standard electrotherapy medical devices for pain relief / pain management, and (2) the NeuroMove ™ medical device for stroke and spinal cord injury ("SCI") rehabilitation.

2.    Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2006 and the results of its operations for the quarters and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005.

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

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income (loss), financial position or cash flows as previously reported. During the quarter ended March 31, 2006 the Company changed its classification of freight out costs from cost of sales and rentals to selling, general and administrative expenses as management considers these costs to be part of its marketing program and thus they believe it is preferable to classify these costs as a component of selling, general and administrative expenses. Freight costs included in selling, general and administrative expenses  during the three months ended September 30, 2006 and 2005 are $11,152 and $4,042 respectively, and for the nine months ended September 30, 2006 and 2005 are $31,513 and $16,233 respectively.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109". This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact the adoption of SAB No. 108 will have on its consolidated financial statements.

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

For the three months and nine months ended September 30, 2006, the Company recorded compensation expense related to stock options that decreased both net income from operations and net income by $4,727 and $14,426, respectively. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

For the three months ended September 30, 2006 the Company granted 122,000 stock options to employees at an exercise price of $0.27 per share. The fair value of stock options at the date of grant during the three months ended September 30, 2006 and September 30, 2005 was $24,888 and $13,834 The Company used the following assumptions to determine the fair value of stock option grants during the three months ended September 30, 2006 and 2005:

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	2006	2005
Expected life	4 years	4 years
Volatility	111.6%	122%
Risk-free interest rate	4.71%	4.95%
Dividend yield	0	0

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

A summary of stock option activity for the nine months ended September 30, 2006 is presented below: -

	Shares Under Option	Weighted Average Exercise Price	Weighed Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006

Stock option plan	176,670	$0.40
Granted	122,000	$0.27
Exercised	--	--
Forfeited	(36,000)	$0.40
Outstanding at September 30, 2006	262,670	$0.34	9.07 Years	$240

Exercisable at September 30, 2006	30,668	$0.35	8.56 Years	$60

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of the status of the Company's non-vested shares as of and for the nine months ended September 30, 2006, is presented below.

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	176,670	$0.26
Granted	122,000	$0.20
Vested	(30,668)	$0.23
Forfeited	(36,000)	$0.36

Nonvested at September 30, 2006	232,002	$0.23

As of September 30, 2006, we had $26,544 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately two years.

Prior to January 1, 2006, we accounted for stock-based compensation plans under APB 25. We adopted the disclosure-only provision of SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2005, as indicated below:

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	as Restated, Note 9	as Restated, Note 9
Net income as reported	$135,940	$386,058

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	4,327	8,463

Pro forma net income	$131,613	$377,595

Income per share:

Basic - as reported	$0.01	$0,02

Diluted - as reported	$0.01	$0.02

Basic - pro forma	$0.01	$0.01

Diluted - pro forma	$0.01	$0.01

5.   Earnings Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2006 and 2005 is as follows:

Basic	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005 as Restated, Note 9	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005 as Restated, Note 9
Net income (loss) applicable to common stockholders	$22,892	$135,940	$(92,751)	$386,058
Weighted average shares outstanding - basic	24,095,566	23,141,330	23,531,017	23,095,520
Net income (loss) per share - basic	$0.00	$0.01	$0.00	$0.02

Diluted
Net income (loss) applicable to common stockholders	$22,892	$135,940	$(92,751)	$386,058
Weighted average shares outstanding - basic	24,095,566	23,141.330	23531,017	23,095,520
Dilutive securities, treasury stock method	204,824	242,545	-	115,310
Weighted average shares outstanding - diluted	24,300,389	23,383,878	23,531,017	23,210,830
Net income (loss) per share - diluted	$0.00	$0.01	$0.00	$0.02

6.    Loans from stockholder

Effective March 1, 2006, a previously non interest-bearing loan from Thomas Sandgaard, President and Chief Executive Officer, in the amount of $14,476 was converted to a 15 month, 8.25% term loan of $14,980, including accrued interest, with equal monthly payments of principal and interest commencing March 31, 2006. The loan is current as of September 30, 2006.

During the nine months ended September 30, 2006, Mr. Sandgaard loaned the Company $146,900, of which $50,000 was converted in March 2006 to a 24 month, 8.25% term loan of $50,454, including accrued interest, with equal monthly payments of principal and interest commencing March 31, 2006. The loan is current as of September 30, 2006. The balance of $96,900 is represented by 8.25% demand notes, of which $64,998 was repaid as of September 30, 2006. The remaining $31,902 plus $497 accrued interest will be repaid as the Company’s cash position and its bank covenants allow. At September 30, 2006, a total of $70,896 in loans from Mr. Sandgaard remained outstanding and were current.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At January 1, 2006 the Company owed Mr. Sandgaard $2,845 as an account payable for monies advanced by Mr. Sandgaard on the Company’s behalf for operating expenses incurred by the Company. During the nine months ended September 30, 2006.  Mr. Sandgaard advanced an additional $40,238 for operating expenses incurred by the Company and was paid back $10,579, leaving a September 30, 2006 non-interest bearing accounts payable balance owing to Mr. Sandgaard of $32,504. Subsequent to September 30, 2006 the accounts payable balance was fully repaid.

7.   Stockholders' Equity

For the quarter ended September 30, 2006, the Company issued 339,999 shares of common stock to investor relations consultants for services performed at a price of $0.30 per share.  In addition, 156,250 shares of common stock were sold in a non public offering to accredited investors at $0.32 a share. The Company also issued warrants to purchase 125,000 shares to the investors in the non-public offering; these warrants have an exercise price of $0.39 per share and a term expiring June 30, 2011.  Additionally, the Company issued 18,651 shares of common stock to the broker-dealer and an investment banker responsible for the non public offering.

Subsequent to the quarter ended September 30, 2006 through November 9, 2006, the Company issued 23,333 shares of common stock to investor relations consultants for services performed at a price of $0.30 per share.  In addition, 668,750 shares of common stock were sold in a non public offering to accredited investors at $0.32 a share. The Company also issued warrants to purchase 535,000 shares to the investors in the non-public offering; these warrants have an exercise price of $0.39 per share and a term expiring June 11, 2011.  Additionally, the Company issued 78,244 shares of common stock to the broker-dealer and an investment banker responsible for the non public offering. At the date of this report, in the same non public offering we also have proposed sales of 957,375 shares of common stock and warrants to purchase 767,500 common shares to potential investors.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At December 31, 2005, the Company had outstanding warrants and non-employee options to purchase 3,245,121 shares of common stock at a weighted average exercise price of $2.04. During the nine months ended September 30, 2006, the Company issued warrants and non-employee options to purchase 437,500 shares of common stock with a weighted average exercise price of $0.39. At September 30, 2006, the Company had outstanding warrants and non-employee options to purchase 3,682,621 shares of common stock at a weighted average exercise price of $1.85.

Additionally, at September 30, 2006, the Company had outstanding 350,000 options to an employee granted in 2005, which were not issued pursuant to the Option Plan.  The options have an exercise price of $0.22; have a remaining term at September 30, 2006 of 8 ½ years and have an intrinsic value of $28,000.

8.    Subsequent Events - Notes

On October 18, 2006, the Company entered into a loan transaction with Ascendiant Capital Group, LLC (an affiliate of Ascendiant Securities, LLC) and issued to Ascendiant Capital (a) a secured Note in the total principal amount of $275,000 (the "Note") and (b) a five-year warrant to purchase a total of 429,867 shares of our common stock at a fixed exercise price of $0.39 per share. The Note is convertible into common stock at a fixed conversion price of $0.32 per share. Net proceeds of approximately $206,000 from the transaction have been or will be used for general working capital.

The principal and interest on the Note are due in one lump sum on April 18, 2007. However, we may extend the maturity date so that the outstanding principal balance and accrued and unpaid interest become due and payable in six equal monthly installments beginning on the original maturity date and ending on October 18, 2007. Interest on amounts outstanding under the Note are at the rate of 15% per annum through January 17, 2007, 18% per annum from January 18, 2007 to the original maturity date, and, if the maturity date is extended, 21% from the original maturity date to the extended maturity date. Events of default include, among other things, a failure to make payment of principal or interest due under the note and the occurrence of any event of default under an obligation for borrowed money in excess of $50,000. The note is secured by a second priority security interest in all of our assets. We issued the Note with an original issue discount of 5%, and we made a non-refundable prepayment of interest through April 18, 2007. In accordance with the Note, we paid to Ascendiant Capital $10,000 as a reimbursement of expenses in connection with the transaction and a fee of 65,000 shares of common stock. We also paid Ascendiant Securities a placement fee of $22,000 in cash and issued to Ascendiant Securities a five-year warrant for 103,139 shares of common stock at an exercise price of $0.39 per share.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We may prepay the convertible note in whole or part at any time provided all accrued but unpaid interest is included in any prepayment. We must redeem the Note within two business days after (1) closing an equity or debt financing or series of such financings resulting in an aggregate gross cash proceeds of $1,000,000 or more within 12 months of the date of the Note or (2) the “Sale of Maker.”

Both the Note and warrant contain anti-dilution provisions. These provisions are not triggered by a decline in the stock price and include, with certain exclusions: in the case of the Note, the issuance of common stock, securities convertible into common stock or rights to acquire common stock at a price below $0.32 per share; and in the case of the warrant, the issuance of options or other rights to acquire common stock at below $0.39 per share. We have provided to Ascendiant Capital piggyback registration rights for the common stock underlying the Note and warrants and for the shares issued as the placement fee.

Ascendiant Capital, Silicon Valley Bank and we have entered into a subordination agreement dated October 17, 2006 in which the security interest and payment rights of the Note are made subordinate to our indebtedness to Silicon Valley Bank. The holder of the Note is not to demand payment or exercise any remedy relating to the Note until our indebtedness to Silicon Valley Bank is fully paid, except that we may pay Ascendiant Capital regularly scheduled payments of interest or principal pursuant to the terms of the Note so long as there is not an event of default under our loan and security agreement with the Bank.

We have also agreed to modify an engagement agreement which we have with Ascendiant Securities for private offerings so that Ascendiant Securities will serve as a Zynex financial advisor to any and all financing transactions that involve investors other than those introduced by Ascendiant Securities, except for certain parties exempt from the provision, during the 12-month period following the closing date. For these services, Ascendiant Securities will earn a fee equal to 3% of gross proceeds associated with the transactions.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.    Prior Period Adjustments

On November 13, 2006, the Board of Directors of the Company concluded that (1) the Company’s financial statements for the year ended December 31, 2005, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and (2) the Company’s financial statements for the quarters ended September 30, 2005, March 31, 2006 and June 30, 2006, included in its quarterly reports on Form 10-QSB for these quarters, should be revised to reflect adjustments to the Company’s inventory as of such dates. The adjustments result from a detailed inventory analysis made in connection with the financial statements of the Company for the quarter ended September 30, 2006.

The Company discovered errors in its accounting for inventory that understated both the value and quantity of its finished goods and the value of its rental products. Accordingly, accumulated deficit at the beginning of 2006 has been adjusted to correct the error. The error had no effect on net income (loss) for the three months and nine months ended September 30, 2006 because the adjustments are reflected in the financial statements for such three and nine month periods. An adjustment was recorded to decrease accumulated deficit and increase inventory at January 1, 2006 by $193,108. Additionally, an adjustment was recorded to decrease cost of sales and rentals by $6,530 and $125,152 for the three and nine months ended September 30, 2005, respectively.

The Company previously reported net income of $129,410, or $0.01 per share and $260,906, or $0.01 per share for the three and nine months ended September 30, 2005 respectively. The restatements resulted in the Company reporting net income of $135,940, or $0.01 per share and net income of $386,058, or $0.02, per share for the three months and nine months ended September 30, 2006, respectively.

The Company will prepare revised financial statements for the year ended December 31, 2005, and for the quarters ended March 31, 2006 and June 30, 2006.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.

Prior Period Adjustments

See Note 9 to the unaudited condensed consolidated financial statements above regarding adjustments to the Company’s financial statements for the three and nine months ended September 30, 2005 because of changes to the accounting for inventory.

Results of Operations

Net Sales and Rental Income. Net sales and rental income for the quarters and nine months ended September 30, 2006 and 2005 were $743,787 and $604,141and $1,809,738 and $1,738,566 respectively, an increase of $139,646 or 23.1% and $71,172 or 4.1%. The increase in net revenue for the quarter and nine months ended September 30, 2006 compared to the quarter and nine months ended September 30, 2005 was primarily due to an increase in prescriptions (orders) for rentals and purchases of the Company’s standard electrotherapy products resulting from the addition of sixteen (16) standard product, industry experienced commission only sales representatives in July and August 2006.

Our sales and rental income is reported net, after deductions for bad debt and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The amounts deducted from net sales and rental income for these charges increased in the third quarter of 2006 and for the nine months ended September 30, 2006 by $327,431 and $617,683 when compared to the same periods in 2005.

Gross Profit. Gross profit for the quarter and nine months ended September 30, 2006 was $634,596 or 85.3 % and $1,576,544 or 87.1% of net revenue for the respective periods. For the quarter and nine months ended September 30, 2006 this represents an increase of $63,860 or 11.2% and a decrease of $86,861 or 5.2 % from the gross profit of $570,736 or 94.5% of net revenue and $1,663,405 or 95.7% of net revenue for the quarter and nine months ended September 30, 2005 respectively. The increase in gross profit for the quarter ended September 30, 2006 as compared with the same period in 2005 is primarily because (1) revenue increased from the prior period and (2) rental revenue, which maintains a higher profit margin than sales revenue, represents a larger percentage of total revenue than in the prior periods. The decrease in gross profit for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily results from the addition of inventory value in the 2005 period by the adjustments described in Note 9 of the unaudited consolidated financial statements.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter and nine months ended September 30, 2006 were $576,030 an increase of $160,882 or 38,8%, and $1,560,334 an increase of $344,562 or 28,3 % respectively compared to $415,148 and $1,215,772 for the same periods in 2005.  The quarterly increase was primarily due to increases in payroll, public company expenses, advertising, marketing and promotion, sales representative commissions, depreciation because of more equipment out on rental, postage and delivery.  The increases were in part offset by lower insurance premiums and legal expense. The nine-month increase was primarily due to increases in payroll, sales representative commissions, depreciation expense, public company expenses, consulting expenses, and utilities (primarily because the local utility billed incorrectly in 2004 and 2005 and recovered their billing shortfall in 2006). The nine month increases were partly offset by decreases in a number of smaller decreases none of which were significant in themselves.

Interest and other income (expense).  Interest and other income (expense) was ($11,195) for the quarter ended September 30, 2006, an increase of $7,579 compared to ($3,616) for the same period last year, and ($42,248) for the nine months ended September 30, 2006, an increase of $ 29,533 compared to ($12,715) for the same period last year. The increases resulted primarily from the Company's September 2005 and March 2006 increases in commercial bank debt as well as loans from its majority stockholder, which is described in Note 6 to the unaudited consolidated financial statements in this Report.

Liquidity and Capital Resources. We have limited liquidity. During the third quarter of 2006, we sold in a non-public offering through a broker dealer 156,250 shares of common stock at $0.32 per share resulting in net proceeds to us of $43,425. Subsequent to September 30 we sold another 688,750 shares in the same offering resulting in net proceeds to us of $185,869 We issued warrants in conjunction with the sale of these shares of common stock. We have additional proposed sales in the non-public offering and have not determined when to end the non-public offering. See Note 7 of Notes to the unaudited consolidated financial statements in this Report.

In October, we issued notes to meet cash needs. See Note 8 of Notes to the unaudited consolidated financial statements in this Report. These notes are intended as a temporary financing.

We expect that our cash requirements will increase as our operations expand and to fully implement our business plan. For this reason we may raise additional debt or equity financing in 2007. To achieve this objective from time to time we are in discussions with investment bankers and potential investors that may provide short and long term funding. There can be no assurance that we will be able to raise such additional financing or do so on terms that are acceptable to the Company.

Our limited liquidity is primarily a result of (a) the required high levels of consignment inventory that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rentals prior to reimbursement for such transaction, (c) the high level of outstanding accounts receivable because of the deferred payment practices of third party health payers, and (d) the delayed cost recovery inherent in rental transactions.

Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash resulting from operations and liquidity.

Cash used in operating activities was $206,397 for the nine months ended September 30, 2006 compared to $76,299 cash provided by operating activities for the nine months ended September 30, 2005. The primary reasons for the decrease in cash flow was the net loss in 2006 compared to 2005, an increase in prepaid expenses, an increase in accounts receivable due to the increase in gross revenue and a slower increase in accounts payable in 2006 than in 2005 made possible by the sale of common stock in the referenced non-public offering, proceeds from a bank note payable and net proceeds from loans from our major stockholder.

Cash used in investing activities for the nine months ended September 30, 2006 was $102,522 compared to cash used in investing activities of $70,362 for the same period in 2005. Cash used in investing activities primarily represents the purchase and in-house production of rental products.

Cash provided by financing activities was $296,530 for the nine months ended September 30, 2006 compared with cash used in financing activities of $9,015 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006 the Company received $151,988 from the sale of common stock in a non-public offering, $240,000 in bank financing, and $55,916 in net loans from Thomas Sandgaard. During the same period the Company repaid $151,374 in notes payable and capital leases.

Our primary sources of capital for the nine months ended September 30, 2006 and through the date of this Report have been collections from our sale and rental activities, net borrowings from Silicon Valley Bank and Thomas Sandgaard, the notes sold in October, 2006 and the non-public offerings described above. For information regarding the borrowings from Silicon Valley Bank and Mr. Sandgaard, see Note 6 and Note 8 to our unaudited consolidated financial statements in this Report and Item 6 in our Form 10-KSB for the year ended December 31, 2005

Recently issued accounting pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this statement effective for our fiscal year beginning January 1, 2006. We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements in Note 4, Stock Based Compensation.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109". This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact the adoption of SAB No. 108 will have on its consolidated financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that because of a material weakness in internal control over financial reporting relating to inventory, the Company’s disclosure controls and procedures were not effective as of September 30, 2006. The inventory matters will result in revised financial statements described elsewhere in this Report.  Although the material weakness was not remediated as of September 30, 2006 it has been substantially corrected in the fourth quarter of 2006.as noted below, and the Company’s management believes that the consolidated financial condition, results of operations and cash flows are fairly presented in this form 10-QSB Report.

Remediation Efforts

In the fourth quarter of 2006, we implemented systems, procedures and controls relating to the cost and quantity of our inventory and in particular our rental products and finished goods. These systems and procedures include a comprehensive inventory tracking by serial number throughout our organization and on rental with our customers.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. However, subsequent to September 30, 2006 and prior to filing of this Form 10-QSB, the Company began implementing changes to its internal controls, as described above, to address the material weakness identified above. The Company will continue to review its internal controls and procedures and will take further action as appropriate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 7 to the Notes to the Condensed Consolidated Financial Statements for Information regarding the issuance of common stock to investor relations consultants and sales of our common stock to new investors during the third quarter of 2006. In the issuances, we made no general solicitation, and we believe that the investor relations consultants and investors met the standards for a purchaser in a non-public offering. We relied upon an exemption from securities registration for a non-public offering in issuing these securities to the investor relations consultants and investors.

The sale to investors in the non-public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated hereunder, was a sale to accredited investors of 156,250 shares of common stock at $.032 per share in cash. Such sales occurred on August 18, 2006. The shares were accompanied by warrants to purchase 125,000shares of common stock. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information. The shares were offered through a broker-dealer who received commissions of $5,000 and 14,063 shares of our common stock (representing 9% of the number of shares of common stock sold by the broker). Additionally, an investment banker who introduced us to the broker dealer received a finder’s fee of $1,575 and 4,219 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

See Note 7 to the Condensed Consolidated Financial Statements in this Report and Part II, Item 2 above for information on unregistered sales of securities which information is incorporated herein by reference.

ITEM 6.    EXHIBITS.

             (a)  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX MEDICAL HOLDINGS, INC.
Dated: November 20, 2006	/s/ Thomas Sandgaard
Thomas Sandgaard,
President, Chief Executive Officer and Treasurer

Dated: November 20, 2006	/s/ Peter J. Leveton
Peter J. Leveton,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350