Form 10KSB/A
period 2005-12-31
ZYNEX MEDICAL HOLDINGS INC
filed 2006-12-20
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
Form 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from _____ to _____

Commission file number 33-26787-D

ZYNEX MEDICAL HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8100 Southpark Way, Suite A-9, Littleton, Colorado	80120
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (303) 703-4906

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

The issuer's revenues for its most recent year were $2,258,808.

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

Transitional Small Business Disclosure Form (check one): Yes [ ] No [X]

INTRODUCTORY NOTE

We are amending our Annual Report on Form 10-KSB (hereafter “Form 10-KSB/A”) for the year ended December 31, 2005 to amend and restate our consolidated financial statements and related financial information for the year ended December 31, 2005. This Form 10-KSB/A also reflects management’s assessment of disclosure control and procedures in Item 8A. This Form 10-KSB/A does not reflect events occurring after the April 18, 2006 filing of our Form 10-KSB. However, we are also amending our Forms 10-QSB for the quarters ended March 31, 2006 and June 30, 2006. These amended Forms 10-QSB are being filed simultaneously with this Form 10-KSB/A. On November 20, 2006, we filed our Form 10-QSB Report with the Commission, and that Report included a restatement of financial statements for the quarter ended September 30, 2005.

Restatement of Consolidated Financial Statements

In our Form 8-K filed November 17, 2006 we announced that on November 13, 2006, the Board of Directors of the Company concluded that (1) the Company’s financial statements for the year ended December 31, 2005, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and (2) the Company’s financial statements for the quarters ended September 30, 2005, March 31, 2006 and June 30, 2006, included in its quarterly reports on Form 10-QSB for these quarters, should be revised to reflect adjustments to the Company’s inventory as of such dates. We are also revising financial statements for the quarters ended March 31, 2005 and June 30, 2005 included in such Forms 10-QSB. The adjustments result from a detailed inventory analysis made in connection with preparation of the financial statements of the Company for the quarter ended September 30, 2006.

The restated December 31, 2005 financial statements in this Form 10-KSB/A include the adjustments to our balance sheet accounts for inventory and rented inventory included in property and equipment, current and total assets, accumulated deficit and stockholders’ equity. The restated financial statements also include adjustments to our statement of operations accounts for cost of goods sold and net income (loss). See Note 12 of Notes to the Consolidated Financial Statements for more discussion of the restatement. This Form 10-KSB/A includes related changes to Item 6 concerning Management’s Discussion and Analysis or Plan of Operations.

A material weakness in our disclosure controls and procedures as of December 31, 2005 has been identified and reported to our Board of Directors. Please see Item 8A Controls and Procedures below for a description of these matters and of certain remedial measures we have implemented to date.

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

TABLE OF CONTENTS

FORM 10-KSB/A ANNUAL REPORT - FISCAL YEAR 2005
ZYNEX MEDICAL HOLDINGS, INC.

ITEM 1. DESCRIPTION OF BUSINESS

History

Zynex Medical Holdings, Inc. (the "Company" or "Zynex"), formerly Fox River Holdings, Inc., was initially organized on December 26, 1991 as a Delaware corporation under the name of Life Medical Technologies, Inc. The Company engaged in the business of bringing new medical product technology to the health care market place. Between 1995 and 2003, the Company changed its corporate name and business several times. Zynex's corporate history prior to February 11, 2004 is detailed in the Company's December 31, 2004 10-KSB filed on April 15, 2005.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as to the name, age and office held by the two executive officers of the Company as of December 31, 2005:

Name	Age	Position

Thomas Sandgaard	47	President, Chief Executive Officer
		and Director. Set forth below is a
		biographical description of Mr. Sandgaard
		based on information supplied by him.

Peter J. Leveton	68	Chief Financial Officer. Set forth
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operation was revised to reflect changes in the Company’s restated December 31, 2005 financial statements. See Note 12 of Consolidated Financial Statements for more discussion about the restatement.

The Company's primary 2005 accomplishments were a 79.7% increase in revenue and turnaround from a 2004 loss of $975,878 to net income of $301,064. These improvements were primarily accomplished through implementation of strategic plans developed in 2004 and utilization of funds from two 2004 private placements and a 2005 term loan from Silicon Valley Bank. In the fall of 2005 the Company established a $400,000, three year term loan and banking relationship with Silicon Valley Bank, Costa Mesa, California and Boulder, Colorado. The relationship was expanded with an additional $240,000 three-year term loan in March 2006. Zynex continued its expansion of standard electrotherapy product sales, and designed and commenced implementation of an expanded NeuroMove sales program.

RESULTS OF OPERATIONS

Net sales and rental income for the quarter and twelve months ended December 31, 2005, were $517,957 and $2,258,808 an increase of $227,711 and $1,002,132, or 78.5% and 79.7% compared to $290,246 and $1,256,676 for the quarter and twelve months ended December 31, 2004. The increase in net sales and rental income for the quarter and twelve months ended December 31, 2005,  compared to the quarter and twelve months ended December 31, 2004 was due primarily to greater awareness of the Company's products by end users and physicians resulting from its increased 2004 and 2005 marketing investments, growing market penetration and increased rental income from the greater number of Zynex products placed in use during the prior periods.

Net sales and rental income by quarter were as follows:

	2005	2004

First quarter	$547,227	$262,941
Second quarter	589,483	336,705
Third quarter	604,141	366,784
Fourth quarter	517,957	290,246

Total sales and net rental income	$2,258,808 _________	$1,256,676 ___________

Net sales and rental income prior to reduction for uncollectible accounts for 2005 were consistently higher on a quarter by quarter basis because of the Company's 2004 investments in its sales and marketing programs and the growing success of the NeuroMove "end user" program.

Gross profit increased $1,123,257 over 2004, an increase of 110.2%. Gross profit as a percent of net sales and rental income was 94.8% in 2005 compared to 81.1% in 2004. The improvement in gross profit and gross profit margin in 2005 compared to 2004 was due to an increase in revenue and increased rental income as a percentage of total revenue (rental equipment is depreciated and not part of the cost of goods).  Gross profit for the year ended December 31, 2005 increased $193,108 from that originally reported on Form 10-KSB because of the restatement of December 31, 2005 financial statements as discussed elsewhere in this Report.

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

The Company's federal tax loss carry forward as of December 31, 2005 is $383,290.

Other Income (expense) increased $138,634 in 2005 compared to 2004 primarily because of the elimination of a $137,000 reserve for potential unclaimed liabilities and inclusion of such amount as other income.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $127,063 for the year ended December 31, 2005 compared with cash used in operating activities of $1,060,987 for the year ended December 31, 2004. The primary reasons for improvement in cash flow were the increase in net sales and rental income concurrent with reductions in operating expenses and the resultant improvement in net income. These factors were somewhat offset by a significant increase in accounts receivable because of increased sales and the continued slow pay practices of third party payers.

Cash used in investing activities was $106,079 for the year ended December 31, 2005 compared to cash used in operating activities of $44,249 for the year ended December 31, 2004. Cash used in investing activities represents the purchase of equipment and inventory rented to customers.

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

Payments Due by Period

Significant Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Notes payable	$781,897	$250,120	$531,777	$--	$--
Capital lease obligations	69,186	18,869	50,317	--	--
Operating leases	319,426	104,464	214,962	--	--

Total contractual cash obligations	$1,170,509	$373,453	$797,056	$--	$--

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

To determine whether adequate compliance has been achieved, the FDA may inspect our facilities at any time. Such compliance can be difficult and costly to achieve. Our compliance status may change due to future changes in, or interpretations of, FDA regulations or other regulatory agencies. Such changes may result in the FDA withdrawing marketing clearance or requiring product recall. In addition, any changes or modifications to a device or it is intended use may require us to reassess compliance with Good Manufacturing Practices guidelines, potentially interrupting the marketing and sale of products. Failure to comply with regulations could result in enforceable actions, including product seizures, product recalls, withdrawal of clearances or approvals, and civil and criminal penalties.

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

In addition, in 2003, the Centers for Medicare and Medicaid Services, or CMS made effective an interim final regulation implementing "inherent reasonableness" authority, which allows adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than 15% would be necessary to produce a realistic and equitable payment amount. The regulation remains in effect after the enactment of the Medicare Modernization Act, although the new legislation precludes the use of inherent reasonableness authority for payment amounts established under competitive bidding. Medicare and Medicaid accounted for approximately 7% of our total sales and rental income for 2005. When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain of our products, which could have a material adverse effect on our results of operations.

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

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath dated April 9, 2006, except for Note 12 for which the date is December 12, 2006, are filed as part of this report starting on page F-1 below.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in internal control over financial reporting relating to inventory as discussed in Note 12 to the Consolidated Financial Statements, the Company’s disclosure controls and procedures were not effective as of December 31, 2005. The material weakness has been substantially corrected in the fourth quarter of 2006 as noted below, and the Company’s management believes that the consolidated financial condition, results of operations and cash flows are fairly presented in this Form 10-KSB/A Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

__________

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

					Long term Compensation

		Annual Compensation			Awards		Payouts

						Securities
				Other Annual	Restricted	Underlying	LTIP	All Other
Name and	Year	Salary	Bonus	Compensation	Stock Awards	Options	Payouts	Compensation
Principal Position		($)	($)	($)(1)	($)	(#)	($)	($)

Thomas Sandgaard	2005	163,897*	10,000	28,529	0	0	0	0
Chief Executive	2004	173,000	0	37,159	0	0	0	0
Officer	2003	51,525	0	8,707	0	0	0	0
Peter J. Leveton	2005	49,837	0	0	0	352,000**	0	0
Chief Financial	2004	N/A	0	0	0	0	0	0
Officer	2003	N/A	0	0	0	0	0	0

* Of this amount, $19,897 was deferred from 2004.

** Of the above options 175,000 vested as of December 31, 2005 and the remaining 177,000 will vest 25,000 per quarter March 31, 2006 - March 31, 2007, 50,000 upon a financing event as described in Mr. Leveton's Compensation Agreement and 2,000 as part of the Company's 2005 Stock Option Plan.
______________

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

OPTION GRANTS IN LAST FISCAL YEAR
(Individual Grants)

		Percent of total
	Number of securities	options granted to
	underlying options	employees in last	Exercise or base
Name	granted (#)	fiscal year	price ($/Share)	Expiration date

Peter J. Leveton	350,000	69%	$0.22	April 17, 2015

	2,000.004%		$0.75	September 30, 2015

OUTSTANDING OPTIONS

Mr. Leveton did not exercise any options in 2005. The following table summarizes information with respect to the value of Mr. Leveton's unexercised stock options at December 31, 2005.

Fiscal Year End Option Values

	Number of Securities		In-the-Money
	Underlying Unexercised		Value of Unexercisable
	Options at Year End		Options at Year End (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter J. Leveton	175,000	177,000	$ 43,750	$43,750

________

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

		Number of Shares	Percent
		Beneficially	of
Name	Class of Stock	Owned (3)	Class

Executive Officers:

Thomas Sandgaard	Common	18,544,000	79.9%

Peter J. Leveton (1)	Common	200,000	0.9%

Other 5% Beneficial Owners

Regency Group
Denver, Colorado (2)

	Common	1,900,000	8.2%

All Directors and
Named Executive Officers
As a Group	Common	18,744,000	80.0%

_____________

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of Common Stock available for issuance under the Company's equity incentive plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price	Number of Securities Remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in column (a)

Plan Category	(a)	(b)	(c)

Plans Approved by Shareholders	176,670	$0.41	2,823,330

Plans Not Approved by Shareholders	350,000	$0.22	None

Total	526,670	$0.28	2,823,330

____________

(1) All of the listed securities are available for issuance under the Zynex Medical Holdings, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005.

2005 Stock Option Plan. Effective December 30, 2005, the primary stockholder, Thomas Sandgaard, approved the 2005 Stock Option Plan ("2005 Plan") that authorized the granting of options to purchase 3,000,000 shares of the Company's common stock, subject to adjustment for stock splits, recapitalizations and similar events. Options granted under the 2005.  Plan may be either non-qualified or incentive and may be granted to employees, directors, independent contractors and consultants. at the discretion of the Board of Directors (the "Board"). The 2005 Plan is available for option grants until December 31, 2014. The 2005 Plan is administered by Zynex's President and Chief Executive Officer (the "Administrator"). The option price per share under the 2005 Plan must be the fair market value of the common stock on the date of grant unless such option is granted in substitution of options granted by a new employee's previous employer or the optionee pays or foregoes compensation in the amount of any discount. The options have a maximum term of ten years and will vest as determined by the Administrator. Options cease to be exercisable one month after termination of an optionee's continuous service due to reasons other than cause, and twelve months after death, disability or retirement. Options may be suspended or terminated if the Administrator or any person designated by the Administrator reasonably believes that the optionee has committed an act of misconduct against Zynex. Options are not transferable unless specified by the Administrator.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

3.1	Articles of Incorporation of Ibonzi.com, Inc, incorporated by reference to Exhibit 3.1 of the Company's Current Report on
Form 8-K, filed January 31, 2002.

3.2	Articles of Merger of Ibonzi.com, Inc. with and into
Ibonzi.com, to effect a migratory merger, incorporated by
reference to Exhibit 2.1 of the Current Report on Form 8-K,
filed January 31, 2002.

3.3	Amendment to Articles of Incorporation of Ibonzi.com, Inc.,
changing the company's name to China Global Development, Inc., by reference to Exhibit 3.2 of the Company's Current
Report on Form 8-K, filed January 31, 2002.

3.4	Certificate of Correction to Amendment to Articles of
Incorporation, incorporated by reference to Exhibit 3.3 of the
Company's Current Report on Form 8-K, filed January 31, 2002.

3.5	Amendment to the Articles of Incorporation, changing the
Company's name to Arizona Ventures, Inc. and effecting a 1:10 reverse split of common stock, incorporated by reference to
Exhibit 3.5 of the Company's registration statement filed on
Form SB-2, filed July 6, 2004.

3.6	Amendment to the Articles of Incorporation, changing the
Company's name to Fox River Holdings, Inc., incorporated by
reference to Exhibit 3.6 of the Company's registration
statement filed on Form SB-2, filed July 6, 2004.

3.7	Amendment to the Articles of Incorporation, effecting a 1:40 reverse split of common stock, incorporated by reference to
Exhibit 3.7 of the Company's registration statement filed on
Form SB-2, filed July 6, 2004.

3.8	Amendment to the Articles of Incorporation, changing the
Company's name to Zynex Medical Holdings, Inc., incorporated by reference to Exhibit 3.8 of the Company's registration
statement filed on Form SB-2, filed July 6, 2004.

3.9	Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the Company's Current Report on Form 8-K, filed January 31,
2002.

Exhibit Number	Description

4.1	Subscription Agreement, dated as of June 4, 2004, by and among
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
February 1, 2004, incorporated by reference to Exhibit 10.3 of
Zynex Medical Holdings, Inc.'s Annual report on Form 10-K
filed April 15, 2005.

* Previously filed

Exhibit Number	Description
10.4	Multi-Tenant Lease, dated January 20, 2004, by and between
First Industrial, L.P., a Delaware limited partnership and
Zynex Medical, Inc. a Colorado corporation , incorporated by reference to Exhibit 10.4 of Zynex Medical Holdings, Inc.'s
Annual report on Form 10-K filed April 15, 2005.

. 10.5	2005 Stock Option Plan , incorporated by reference to Exhibit
10.5 of Zynex Medical Holdings, Inc.'s Annual report on Form
10-K filed April 15, 2005.

10.6	Compensation Agreement dated as of April 18, 2005 between
Zynex Medical Holdings, Inc. and Peter J. Leveton,
incorporated by reference to Exhibit 10.1 of Zynex Medical
Holdings, Inc.'s Quarterly Report on Form 10-Q, filed August
12, 2005.

10.7	Loan and Security Agreement among Zynex Medical Holdings, Inc.,
Zynex Medical, Inc. and Silicon Valley Bank, dated
September 29, 2005, incorporated by reference to Exhibit 10.1 of Zynex Medical Holdings, Inc.'s Current Report on Form 8-K,
filed October 7, 2006.

10.8	Warrant to Purchase Stock from Zynex Medical Holdings, Inc. to
Silicon Valley Bank, incorporated by reference to Exhibit
10.2 of Zynex Medical Holdings, Inc.'s Current Report on
Form 8-K, filed October 7, 2006.

10.9	Unconditional Guaranty by Thomas Sandgaard for Silicon Valley
Bank, dated September 29, 2005, incorporated by reference to
Exhibit 10.3 of Zynex Medical Holdings, Inc.'s Current Report
on Form 8-K, filed October 7, 2006.

10.10	Default Waiver and First Amendment to Loan and Security
Agreement, dated March 6, 2006, incorporated by reference
to Exhibit 10.1 of Zynex Medical Holdings, Inc.'s Current
Report on Form 8-K, filed March 20, 2006.

10.11	Unconditional Guaranty by Thomas Sandgaard for Silicon Valley
Bank, dated March 6, 2006, incorporated by reference to
Exhibit 10.2 of Zynex Medical Holdings, Inc.'s Current Report
on Form 8-K, filed March 20, 2006.

21.1	List of Subsidiaries.*

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a description of the fees billed to the Company by its independent auditor for each of the years ended December 31, 2005 and December 31, 2004. GHP Horwath, P.C. billed for work commencing in December, 2005 and Gordon, Hughes & Banks, LLP billed for work prior to December, 2005.

	GHP Horwath, P.C,		Gordon Hughes & Banks

Audit Fees	2005	2004	2005	2004
Audit Related Fees
Including
Reviews of 10Q-sbs and	$27,000	-	$42,130	$55,800
SB-2

Tax Related Fees	4,500	-	5,265	5,500
All Other Fees For	-	-	-	-
General Consultation
Total	31,500	-	$47,395	$61,300

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

ZYNEX MEDICAL HOLDINGS, INC.
By:	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chairman and Chief Executive Officer Date: December 20, 2006

By:	/s/ Peter J. Leveton
Peter J. Leveton,
Chief Financial Officer Date: December 20, 2006

______________________

Zynex Medical Holdings, Inc.
Consolidated Financial Statements
December 31, 2005

______________________

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

As discussed in Note 12, the Company restated its December 31, 2005 financial statements to reflect an adjustment to the previously reported inventory.

/s/ GHP Horwath, P.C.
GHP Horwath, P.C.

Denver, Colorado
April 9, 2006, except for Note 12,
as to which the date is December 12, 2006

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

/s/ Gordon, Hughes & Banks, LLP
Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
February 8, 2005

Zynex Medical Holdings, Inc.
Consolidated Balance Sheet
December 31, 2005
(As restated, Note 12)
ASSETS
Current Assets:
Cash and cash equivalents	$18,733
Receivables, less allowance for uncollectible
accounts of $713,481	694,892
Inventory	489,232
Deferred consulting fees and other	32,289
Prepaid expenses	13,124
Refundable income taxes	7,586
Other current assets	1,432

Total current assets	1,257,288

Property and equipment, less accumulated
depreciation of $164,864	269,777
Deposits	10,940

$1,538,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$140,073
Loan from stockholder	6,249
Capital lease	14,383
Accounts payable	282,045
Accrued payroll and payroll taxes	43,426
Other accrued liabilities	78,710

Total current liabilities	564,886
Loan from stockholder less current maturities	8,731
Notes payable, less current maturities	285,629
Capital lease, less current maturities	44,882

Total liabilities	904,128

Contingencies and Commitments	--

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,	--
no shares issued or outstanding
Common stock, $0.001, par value, 100,000,000 shares authorized,	23,199
23,199,421 shares issued and outstanding
Additional paid-in capital	1,465,024
Accumulated deficit	(854,346)

Total stockholders' equity	633,877

$1,538,005

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statement of Operations
Years ended December 31,

	2005	2004
	(As restated,
	Note 12)

Net sales and rental income	$2,258,808	$1,256,676
Cost of sales and rentals	116,519	237,644

Gross profit	2,142,289	1,019,032

Operating expenses:
Selling, general and administrative, including
warrants issued for consulting services
of $49,289 and $73,434, respectively	1,877,975	1,907,830
Depreciation	64,798	44,781
Loss on disposal of equipment	--	35,247

	1,942,773	1,987,858

Income (loss) from operations	199,516	(968,826)

Other income (expense):
Interest income	234	1,361
Interest expense	(37,320)	(38,742)
Other income (expense)	138,634	(2,509)

	301,064	(1,008,716)

Provision (benefit) for income taxes	--	(32,838)

Net income (loss)	$301,064	$(975,878)

Basic and diluted net income (loss) per common share	$0.01	$(0.04)

Weighted average number of shares outstanding

Basic	23,117,042	22,728,763

Diluted	23,506,011	22,728,763

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

	2005	2004

	(As restated,
	Note 12)
Cash flows from operating activities:
Net income (loss)	$301,064	$(975,878)
Adjustments to reconcile net income
(loss) to net cash used in operating
activities:
Depreciation	64,798	44,782
Provision for losses in accounts receivable	429,407	--
Issuance of warrants and options for consulting services	49,289	73,434
Issuance of warrants for loan financing	1,842	--
Loss on disposal of equipment	--	35,247
Issuance of stock for services	46,500	--
Issuance of stock for loan financing	--	2,730
Changes in operating assets and liabilities:
Accounts receivable	(934,209)	(4,284)
Inventory	(169,533)	(216,895)
Refundable income taxes	4,105	(11,691)
Other current assets	8,322	(20,776)
Other assets	2,730	(4,707)
Accounts payable	101,887	18,498
Accrued liabilities	(33,265)	(1,447)

Net cash used in operating activities	(127,063)	(1,060,987)

Cash flows from investing activities:
Proceeds from sale of equipment	--	1,500
Purchase of equipment	(106,079)	(45,749)

Net cash used in investing activities	(106,079)	(44,249)

Cash flows from financing activities:
Payments on notes payable and capital lease	(166,183)	(198,857)
Proceeds from sale of common stock	--	1,259,987
Proceeds from loans payable	400,000	60,000
Proceeds from loans from stockholder	99,136	--
Repayment of loans from stockholder	(84,156)	(12,816)

Net cash provided by financing activities	248,797	1,108,314

Increase in cash and cash equivalents	15,655	3,078

Cash and cash equivalents at beginning of period	3,078	--

Cash and cash equivalents at end of period	$18,733	$3,078

Supplemental cash flow information:
Interest paid	$28,513	$47,198
Income taxes paid	--	13,153
Non-cash investing and financing activities -
Warrants issued in exchange for deferred
consulting fees and other	32,289	--
Equipment financed with note payable	--	56,332
Equipment financed with capital lease	--	76,642
Fair value of broker warrants issued	--	132,198

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statements of Stockholders' Equity

			Additional
	Number		Paid in	Accumulated
	of Shares	Amount	Capital	Deficit	Total

December 31, 2003	10,549,877	$10,550	$3,031,989	$(3,404,649)	$(362,110)

Conversion of debt for stock
in January 2004	2,601,786	2,602	356,198	--	358,800

Reorganization February 11, 2004:
Consolidated net deficit	--	--	(3,388,187)	3,225,117	(163,070)
Shares issued to Zynex
Medical, Inc. shareholder	19,500,000	19,500	--	--	19,500
Cancellation of certificates	(10,500,001)	(10,500)	--	--	(10,500)

Private placement of common stock	230,000	230	229,770	--	230,000

Sale of common stock and warrants:
Proceeds net of broker warrants	685,715	685	897,104	--	897,789
Broker warrants	--	--	132,198	--	132,198

Warrants and options issued
to consultants	--	--	73,434	--	73,434

Common stock issued as
additional interest	3,000	3	2,727	--	2,730

Net loss	--	--	--	(975,878)	(975,878)

December 31, 2004	23,070,377	23,070	1,335,233	(1,155,410)	202,893

Net Income (As restated, Note 12)	--	--	--	301,064	301,064

Common Stock issued to consultants	129,044	129	46,371	--	46,500

Warrants issued for services	--	--	83,420	--	83,420

December 31, 2005 (As restated, Note 12)	23,199,421	$23,199	$1,465,024	$(854,346)	$633,877

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

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. Cost and related estimated useful lives of property and equipment as of December 31, 2005 (restated) are as follows:

	Cost	Useful lives

Office furniture and equipment	$153,987	3-7 years
Rented inventory	220,064	5 years
Vehicles	59,833	5 years
Assembly equipment	757	7 years
	434,641
Less accumulated depreciation	(164,864)
Net book value	$269,777

SHIPPING COSTS

Shipping costs are included in cost of sales and rentals.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Had compensation cost for the Company's stock plan been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed under SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

	2005	2004
	(restated)

Net income (loss) as reported	$301,064	$(975,878)

Total stock based employee compensation
expense determined under fair value
based method for all awards	(24,325)	(6,190)

Net income (loss), pro forma	276,739	(982,068)

Net income (loss) per share as reported	$0.01	$(0.04)
Net income (loss) per share pro forma	$0.01	$(0.04)

The fair value of options granted during 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005

Expected dividend yield	0%
Expected stock price volatility	125%
Risk-free interest rate	4.95%
Expected life of options	2 years

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of basic and diluted earnings per share for 2005 is as follows:

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIC

Net income applicable to common stockholders -	$301,064
(restated)

Weighted average shares outstanding - basic	23,117,042

Net income per share - basic (restated)	$0.01

DILUTED

Net income applicable to common stockholders -	$301,064
(restated)

Weighted average shares outstanding - basic	23,117,042

Dilutive securities	388,969

Weighted average shares outstanding - diluted	23,506,011

Net income per share - diluted (restated)	$0.01

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

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
largest shareholder.	$380,363

Motor vehicle contract payable in 60 monthly
installments of $1,351, annual interest at
15.1%, secured by automobile.	40,764

Settlement agreement payable in 36 monthly
beginning June 15, 2003, installments of $909
including interest at 8%.	4,575

Total	425,702

Less current maturities	(140,073)

Long-term maturities	$285,629

Future maturities of the notes payable are as follows:

Year ending December 31,

2006	$140,073
2007	147,505
2008	135,469
2009	2,655

$425,702

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

$14,980

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

The Company has commitments under various operating and capital leases that are payable in monthly installments. As of December 31, 2005, future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital	Operating
	Lease	Leases

2006	$18,869	$104,464
2007	18,869	100,375
2008	18,869	98,159
2009	12,579	16,428
Thereafter	--	--

Total future minimum lease payments	$69,186	$319,426

Less amount representing interest	9,921

Present value of net minimum lease
payments	59,265
Less current portion	(14,383)

Long-term capital lease obligation	$44,882

Rent expense under operating leases for 2005 and 2004 was $116,691 and $88,777, respectively.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2005	2004
Federal income taxes
Current	--	$(30,208)
Deferred	--	--
State income taxes
Current	--	(2,630)
Deferred	--	--

Total	--	$(32,838)

A reconciliation of income tax computed at the U.S. statutory rate of 35% to the effective income tax rate is as follows:

	2005	2004
	(restated)
Statutory rate	35%	(35)%
State taxes	5%	(3)%
Permanent differences	6%	3%
Basis difference in property and equipment	(5)%	(5)%
Net operating loss carryover and other	(41)%	(3)%
Change in valuation allowance		40%
Combined effective rate	0%	(3)%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2005 (restated) are as follows:

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current deferred tax assets (liabilities):

Accrued expenses	$16,408
Accounts receivable	264,416
Inventory	5,930
286,754
Valuation allowance	(286,754)

Net current deferred tax asset	$--

Long-term deferred tax assets (liabilities):
Property and equipment	$(108,515)
Net operating loss carry forwards	142,047
33,532
Valuation allowance	(33,532)

Net long-term deferred tax liability	$--

SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of December 31, 2005 (restated), the Company had total deferred tax assets of $320,286 The Company recorded a valuation allowance in the full amount of $320,286 at December 31, 2005 (restated), against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at December 31, 2005 has been provided due to the uncertainty of the amount of future taxable income. The Company provides a valuation allowance in the full amount of its deferred tax assets because under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

The Company has accumulated net operating loss carry forwards of $383,290 (net of loss carry forwards of $762,363 utilized in 2005). To the extent not used, the net operating loss carry forwards expire in varying amounts beginning in 2024. As of December 31, 2005, all identified deferred tax assets are reduced by a valuation allowance. Therefore, any additional operating loss carry forwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional loss carry forwards.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options:

On January 3, 2005 the Company established the 2005 Stock Option Plan (the "Option Plan") and reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

A summary of the Option Plan is as follows:

	2005
		Weighted
		average
		exercise
	Shares	price

Outstanding, beginning of year	0	$0
Granted	279,670	$0.34

Expired or forfeited	103,000	$0.32
Exercised	0	0

Outstanding, end of year
	176,670	$0.42

Options exercisable at
end of year	0	0

The following table summarizes information about stock options outstanding as of December 31, 2005:

Options Outstanding			Options Exercisable

		Remaining
Exercise	Number of	contractual	Exercise	Number of	Exercise
prices	options	life (years)	price	options	price

$0.30	100,000	9.00	$0.30	-0-	$0.30
$0.23	18,000	9.25	$0.23	-0-	$0.23
$0.50	22,000	9.50	$0.50	-0-	$0.50
$0.57	12,670	9.50	$0.50	-0-	$0.57
$0.75	24,000	9.75	$0.75	-0-	$0.75

	176,670

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 12 - RESTATEMENT

On November 13, 2006, the Board of Directors of the Company concluded that (1) the Company’s financial statements for the year ended December 31, 2005, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and (2) the Company’s financial statements for the quarters ended September 30, 2005, March 31, 2006 and June 30, 2006, included in its quarterly reports on Form 10-QSB for these quarters, should be revised to reflect adjustments to the Company’s inventory and property and equipment as of such dates. The adjustments result from a detailed inventory analysis made in connection with the financial statements of the Company for the quarter ended September 30, 2006. In the analysis, the Company discovered errors in its accounting for inventory that understated both the value and quantity of its finished goods and the value of its rented inventory. The adjustments reduced the cost of sales and rentals and increased the net income for the year ended December 31, 2005, thereby also reducing the accumulated deficit at that date.

An adjustment was recorded to decrease cost of sales and rental and increase inventory and property and equipment at December 31, 2005 by $193,108.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the adjustment resulted in the following changes as of December 31, 2005:
	As previously
	reported	As restated
Balance Sheet

Inventory	$386,119	$489,232
Total current assets	$1,154,175	$1,257,288
Property and equipment, net	$179,782	$269,777
Total assets	$1,344,897	$1,538,005
Accumulated deficit	$($1,047,454)	$(854,346)
Total stockholders' equity	$440,769	$633,877

Statement of Operations

Cost of Sales and rentals	$309,627	$116,519
Gross profit	$1,949,181	$2,142,289
Net income (loss)	$107,956	$301,064

Basic and diluted net income (loss) per common share	$0.00	$0.01

Statement of Cash Flows
Changes in operating assets and liabilities:
Inventory	$(66,420)	$(169,533)
Net cash used in operating activities	$(217,058)	$(127,063)
Cash flows from investing activities:
Purchase of equipment	$(16,084)	$(106,079)
Net cash used in investing activities	$(16,084)	$(106,079)