Form 10QSB/A
period 2006-03-31
ZYNEX MEDICAL HOLDINGS INC
filed 2006-12-20
CIK 846475

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

As reported in our amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005 and filed with the Securities and Exchange Commission on December 18, 2006 we have restated our consolidated financial statements for the year ended December 31, 2005. The restatement reflects adjustments concerning primarily inventory valuation in terms of the cost and quantity of inventory items. The adjustments result from a detailed inventory analysis made in connection with the preparation of the financial statements of the Company for the quarter ended September 30, 2006.  As part of that filing we also indicated that we would amend our previously filed quarterly reports for the quarters ended March 31, 2006 and June 30, 2006. This Amendment on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, filed originally with the SEC May 16, 2006, is being filed for the purpose of restating our condensed consolidated financial statements and related financial information and disclosures for the quarter ended March 31, 2006.  This Form 10-QSB/A also includes related changes to Part I, Item 2 concerning Management’s Discussion and Analysis or Plan of Operations.

A material weakness in our disclosure controls and procedures of March 31, 2006 has been identified and reported to our Board of Directors. Please see Part I, Item 3 below for a description of these matters and of certain remedial measures we have implemented to date.

This Amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB on May 16, 2006, or modify or update the disclosures presented in the original Quarterly Report on Form 10-QSB, except to reflect the revisions as described above.

 ZYNEX MEDICAL HOLDINGS, INC.
FORM 10-QSB

INDEX

		Page Number
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet (unaudited) - March 31, 2006 - restated	3
	Condensed Consolidated Statements of Operations (unaudited) -
	Quarters Ended March 31, 2006 and 2005 - restated	4
	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Three Months Ended March 31, 2006 and 2005 - restated	5
	Condensed Consolidated Statement of Stockholders'	6
	Equity (unaudited) - Three Months Ended March 31, 2006 - restated
	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operations	15

Item 3.	Controls and Procedures	17

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of
	Proceeds	18
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		19

Item 1. Financial Statements

Zynex Medical Holdings, Inc.
Condensed Consolidated Balance Sheet
March 31, 2006
(unaudited)
(As restated, Note 6)

Current Assets:
Cash and cash equivalents	$143,609
Receivables, less allowance for uncollectible
accounts of $828,959	814,267
Inventory	522,880
Deferred consulting fees and other	18,416
Prepaid expenses	22,463
Other current assets	1,068

Total current assets	1,522,703

Property and equipment, less accumulated
depreciation of $185,060	255,097
Deposits	10,940

Total assets	$1,788,740

Current liabilities:
Notes payable	$214,240
Capital lease	14,691
Loans from stockholder	65,290
Accounts payable	239,867
Accrued payroll and payroll taxes	47,824
Other accrued liabilities	91,671
Total current liabilities	673,583

Long term liabilities:
Notes payable, less current maturities	415,905
Loans from stockholder	26,864
Capital lease, less current maturities	41,092
Total liabilities	1,157,444

Stockholders' Equity:
Preferred stock, $0.001 par value,
10,000,000 shares authorized, no shares
issued and outstanding	--

Common stock, $0.001 par value,
100,000,000 shares authorized,
23,232,018 shares
issued and outstanding	23,232

Additional paid-in capital	1,484,845

Accumulated deficit	(876,781)

Total stockholders' equity	631,296

$1,788,740

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Quarter Ended March 31,
	2006	2005
	(As restated,	(As restated,
	Note 6)	Note 6)

Net sales and rental income	$505,091	$544,943
Cost of sales and rentals	16,393	16,976

Gross profit	488,698	527,967

Operating expenses:

Selling, general and administrative	477,618	389,007

Depreciation	20,197	16,027

Total operating expenses	497,815	405,034

Income (loss) from operations	(9,117)	122,933

Interest and other income (expense)	(13,318)	(3,684)

Net income (loss)	$(22,435)	$119,249

Net income (loss) per common and common
equivalent share

Basic	$--	$0.01

Diluted	$--	$0.01

Weighted average number of shares outstanding
Basic	23,208,748	23,070,377

Diluted	23,208,748	23,136,558

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Quarter Ended March 31,
	2006	2005
	(As restated,	(As restated
	Note 6)	Note 6)

Net income (loss)	$(22,435)	$119,249
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operations:
Depreciation	20,197	16,027
Issuance of stock for consulting services	15,000	--
Amortization of deferred consulting fees and other	13,873	--
Employee stock option expense	4,854	--
Changes in operating assets and liabilities:
Accounts receivable	(119,375)	(149,956)
Inventory	(33,649)	(103,079)
Refundable income taxes	7,586	3,847
Other current assets	364	(1,359)
Prepaid assets	(9,339)	--
Deposits	--	3,532
Accounts payable	(42,178)	120,322
Accrued liabilities	17,360	21,515
Net cash (used in) provided by operating activities	(147,742)	30,098

Cash flows from investing activities:
Purchase of equipment	(5,516)	(42,800)
Net cash (used in) investing activities	(5,516)	(42,800)

Cash flows from financing activities:
Payments on notes payable and capital lease	(39,040)	(28,568)
Proceeds from loan payable	240,000
Proceeds from loans from stockholder	107,000	12,000
Repayment of loans from stockholder	(29,826)	--
Bank overdraft	--	26,192

Net cash provided by financing activities	278,134	9,624

Increase (decrease) in cash and cash equivalents	124,876	(3,078)

Cash and cash equivalents at beginning of period	18,733	3,078
Cash and cash equivalents at end of period	$143,609	$--
Supplemental cash flow information:
Interest paid	$14,055	$5,144

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Quarter Ended March 31, 2006
(unaudited)

			Additional
	Number		Paid in	Accumulated
	of Shares	Amount	Capital	Deficit	Total
December 31, 2005, as	23,199,421	$23,199	$1,465,024	$(1,047,454)	$440,769
originally reported

Prior period adjustment (Note 6)				193,108	193,108

Balances at December 31, 2005,
as restated	23,199,421	23,199	1,465,024	(854,346)	633,877

Issuance of common stock for
consulting services	32,597	33	14,967	--	15,000

Employee stock
option expense	--	--	4,854	--	4,854

Net income (As restated, Note 6)	--	--	--	(22,435)	(22,435)

March 31, 2006 (As restated, Note 6)	23,232,018	$23,232	$1,484,845	$(876,781)	$631,296

See accompanying notes to financial statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Furthermore, these financial statements should be read in conjunction with Zynex Medical Holdings, Inc.'s audited financial statements at December 31, 2005 (as restated ) included in the Company's Form 10-KSB/A filed December 20, 2006.

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

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

A summary of stock option activity for the three months ended March 31, 2006 is presented below:

			Weighed
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life

Outstanding at January 1, 2006	520,670	$ 0.28	9 years
Granted	--	--	--
Exercised	--	--
Forfeited	(12,000)	0.40	9 years

Outstanding at March 31, 2006	508,670	$ 0.27	9 years

Exercisable at March 31, 2006	222,000	$ 0.23	9 years

The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was $32,354 and $0.00, respectively. The average grant date fair value of options issued during the three months ended March 31, 2005 was $19,458. A summary of the status of the Company's nonvested shares as of
March 31, 2006, and changes during the period ended March 31, 2006 is presented below.

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
Nonvested Shares	Option	Fair Value

Nonvested at January 1, 2006	345,670	$ 0.26
Granted	--	--
Vested	(47,000)	0.17
Forfeited	(12,000)	0.26

Nonvested at March 31, 2006	286,670	$ 0.26

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Three Months
Ended
March 31, 2005
(As restated,
Note 6)
Net income as reported	$119,249

Deduct: Total stock-based
employee compensation
expense determined
under fair value based
method for all awards	1,216

Pro forma net income	$118,033

Income per share:

Basic - as reported	$0.01

Diluted - as reported	$0.01

Basic - pro forma	$0.01

Diluted - pro forma	$0.01

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

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The calculation of basic and diluted earnings per share for the three months ended March 31, 2005 is as follows:

BASIC
Three Months Ended
March 31, 2005
(As restated,
Note 6)
Net income applicable to
common stockholders	$119,249

Weighted average shares outstanding - basic	23,070,377

Net income per share - basic	$0.01

DILUTED

Net income applicable to common
stockholders	$119,249

Weighted average shares outstanding - basic	23,070,377

Dilutive securities	66,181

Weighted average shares outstanding - diluted	23,136,558

Net income per share - diluted	$0.01

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Loans from stockholder:

Effective March 1, 2006, a previously non interest bearing loan by Thomas Sandgaard in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006.

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

6.   Restatement

On November 13, 2006, the Board of Directors of the Company concluded that (1) the Company’s financial statements for the year ended December 31, 2005, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and (2) the Company’s financial statements for the quarters ended September 30, 2005, March 31, 2006 and June 30, 2006, included in its quarterly reports on Form 10-QSB for those quarters, should be revised to reflect adjustments to the Company’s inventory as of such dates. The adjustments result from a detailed inventory analysis made in connection with the preparation of the financial statements of the Company for the quarter ended September 30, 2006.

The Company discovered errors in its accounting for inventory that understated both the value and quantity of its finished goods and the value of its rented inventory. Accordingly, accumulated deficit at the beginning of 2006 has been adjusted to correct the errors and an adjustment was recorded to decrease accumulated deficit and increase inventory at January 1, 2006 by $193,108.  Additionally, the Company concluded that the Company's financial statements for the quarters ended March 31, 2005, and June 30, 2005, included in its quarterly reports on Form 10-QSB for those quarters, should also be revised to reflect adjustments to the Company's inventory as of those dates.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The effect of the adjustment resulted in the following changes as of March 31, 2006 and March 31, 2005:

	As previously
	reported	As restated
Balance Sheet

Inventory	$377,850	$522,880
Total current assets	$1,377,673	$1,522,703
Property and equipment, net	$164,629	$255,097
Total assets	$1,553,242	$1,788,740
Accumulated deficit	$(1,112,279)	$(876,781)
Total stockholders’ equity	$395,798	$631,296

Statement of Operations 2006 - Quarter ended March 31, 2006

Cost of sales and rentals	$63,827	$16,393
Gross profit	$441,264	$488,698
Depreciation	$15,153	$20,197
Total operating expenses	$492,771	$497,815
Income (loss) from operations	$(51,507)	$(9,117)
Net income (loss)	$(64,825)	$(22,435)

Statement of Operations 2005 - Quarter ended March 31, 2005
Cost of Sales and rentals	$80,145	$16,976
Gross profit	$464,798	$527,967
Income (loss) from operations	$59,764	$122,933
Net income (loss)	$56,080	$119,249
Net income (loss) per common and common equivalent share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Statement of Cash Flows - Quarter ended March 31, 2006

Net income (loss)	$(64,825)	$(22,435)
Depreciation	$15,153	$20,197
Inventory	$8,269	$(33,649)
Net cash (used in) provided by operating activities	$(153,258)	$(147,742)
Purchase of equipment	$0	$(5,516)
Net cash (used in) investing activities	$0	$(5,516)

Statement of Cash Flows - Quarter ended March 31, 2005

Net income	$56,080	$119,249
Inventory	$(65,472)	$(103,079)
Net cash provided by operating activities	$30,728	$30,098
Purchase of equipment	$(17,238)	$(42,800)
Net cash (used in) investing activities	$(17,238)	$(42,800)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.

Restatement (Note 4)

See Note 4 to the unaudited condensed consolidated financial statements in this report regarding adjustments to the Company’s financial statements for the three months ended March 31, 2006 and 2005.  This Form 10-QSB/A includes related changes to Item 2 concerning Management's Discussion and Analysis or Plan of Operations.

Results of Operations

Gross and Net Sales and Rental Income. Gross sales and rental income for the quarters ended March 31, 2006 and 2005 were $877,504 and $865,395, respectively, an increase of $12,109, or 1.4%. Net sales and rental income for the quarters ended March 31, 2006 and 2005 were $505,091 (as restated) and $544,943, respectively, a decrease of $39,853, or 7.3%. The increase in gross sales and rental income for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was due primarily to greater awareness of the Company's products by end users and physicians because of the Company's 2005 and 2006 marketing investments, growing market penetration and increased rental income from the greater number of Zynex products placed in use during the prior periods. The decrease in net revenue for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was primarily due to a $67,457 increase in the reserve for contractual adjustments (i.e., estimated insurance company adjustments) for the quarter ended March 31, 2006, coupled with a first quarter 2005 reduction of $69,000 to an accounts receivable reserve for NeuroMove Medicare accounts. Both the reserve and the NeuroMove Medicare accounts were eliminated September 30, 2005.

Gross Profit. Gross profit for the quarter ended March 31, 2006 was $488,698 or 96.8% of net revenue, a decrease of $39,269, or 7.4%, from the gross profit of $527,967 or 96.9% of net revenue for the quarter ended March 31, 2005. The decrease in gross profit for the quarter ended March 31, 2006, as compared with the same period last year, is due to the reduction in net sales and rental income resulting from an increase in contractual adjustments as discussed above.

Selling,   General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 2006 were $497,815, an increase of $92,781 or 22.9%, compared to $405,034 for the same period last year. The increase was primarily due to increases in commissions, in part because of certain adjustments for commissions paid in 2005 for sales made in 2004, public company and consulting expenses, and a small payroll increase, offset by decreases in advertising, marketing and promotion, insurance, and temporary services expenses.

Interest and other income (expense). Interest and other income (expense) were ($13,318) for the quarter ended March 31, 2006, an increase of $9,634 compared to ($3,684) for the same period last year. The increase resulted primarily from an increase in the Company's debt during the period.

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

Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash resulting from operations and liquidity and thus we could possibly be in need of additional external financing

Cash used in operating activities was $147,742 for the three months ended March 31, 2006 compared to $30,098 cash provided by operating activities for the three months ended March 31, 2005. The primary reasons for the decrease in cash flow were the first quarter operating loss and utilization of bank loans and loans from Mr. Sandgaard to reduce accounts payable compared to net income and an increase in accounts payable in 2005.

Cash used in investing activities was $5,516 for the three months ended March 31, 2006 compared to $42,800 for the same period in 2005. Cash used in investing activities represents the purchase of equipment and inventory rented to customers.

Cash provided by financing activities was $278,134 for the three months ended March 31, 2006 compared with cash used in financing activities of $9,624 for the three months ended March 31, 2005. During the three months ended March 31, 2006 the Company received net working capital of $200,960 in bank financing and $75,300 in loans from Thomas Sandgaard.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in internal control over financial reporting relating to inventory as discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company’s disclosure controls and procedures were not effective as of March 31, 2006. The material weakness has been substantially corrected in the fourth quarter of 2006 as noted below, and the Company’s management believes that the consolidated financial condition, results of operations and cash flows are fairly presented in this Form 10-QSB/A Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

(a) Exhibits

18	Preferability letter from GHP Horwath, P.C. regarding the reclassification of certain costs.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX MEDICAL HOLDINGS, INC.
Date: December 20, 2006	By:	/s/ Thomas Sandgaard
Thomas Sandgaard,
Chief Executive Officer, Treasurer

By:	/s/ Peter J. Leveton
Peter J. Leveton,
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
18	Preferability letter from GHP Horwath, P.C. regarding the reclassification of certain costs.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

* Previously filed.