Form 10QSB/A
period 2006-06-30
ZYNEX MEDICAL HOLDINGS INC
filed 2006-12-20
CIK 846475

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

As reported in our amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005 and filed with the Securities and Exchange Commission on December 20, 2006 we have restated our consolidated financial statements for the year ended December 31, 2005. The restatement reflects adjustments concerning primarily inventory valuation in terms of the cost and quantity of inventory items. The adjustments result from a detailed inventory analysis made in connection with the preparation of the financial statements of the Company for the quarter ended September 30, 2006.   As part of that filing we also indicated that we would amend our previously filed quarterly reports for the quarters ended March 31, 2006 and June 30, 2006. This Amendment on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed originally with the SEC August 18, 2006, is being filed for the purpose of restating our condensed consolidated financial statements and related financial information and disclosures for the quarters ended June 30, 2006 and 2005.  This Form 10-QSB/A also includes related changes to Part I, Item 2 concerning Management’s Discussion and Analysis or Plan of Operations.

A material weakness in our disclosure controls and procedures of June 30, 2006 has been identified and reported to our Board of Directors. Please see Part I, Item 3 below for a description of these matters and of certain remedial measures we have implemented to date.

This Amendment does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB on August 18, 2006, or modify or update the disclosures presented in the original Quarterly Report on Form 10-QSB, except to reflect the revisions as described above.

ZYNEX MEDICAL HOLDINGS, INC.
FORM 10-QSB
INDEX

Page No.

Item 1. Financial Statements:
Condensed Consolidated Balance Sheet (unaudited) - June 30, 2006 - restated	4
Condensed Consolidated Statements of Operations (unaudited) - Three Months Ended June 30, 2006 and 2005 and Six Months ended June 30, 2006 and 2005 - restated	5
Condensed Consolidated Statements of Cash Flows (unaudited) - Six Months Ended June 30, 2006 and 2005 - restated	6
Condensed Consolidated Statement of Stockholders' Equity (unaudited) - Six Months Ended June 30, 2006 - restated	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis or Plan of Operations	16
Item 3. Controls and Procedures	18

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	21

SIGNATURES	22

Zynex Medical Holdings, Inc.
Condensed Consolidated Balance Sheet
June 30, 2006
(unaudited)
As restated, Note 8

ASSETS
Current Assets:
Cash and cash equivalents	$76,823
Receivables, less allowance for uncollectible accounts of $977,986	958,454
Inventory	499,636
Deferred consulting fees and other	16,575
Prepaid expenses	27,314
Other	1,000

Total current assets	1,579,802

Property and equipment, less accumulated depreciation of $207,097	267,683
Deposits	10,940

Total assets	$1,858,425

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Notes payable	$216,147
Capital lease	15,112
Loans from stockholder	63,398
Accounts payable	360,118
Accrued payroll and payroll taxes	43,395
Other	81,770

Total current liabilities	779,940

Notes payable, less current maturities	360,216
Capital lease, less current maturities	35,911
Loans from stockholder, less current maturties	20,850

Total liabilities	1,196,917

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,690,993 issued and outstanding	23,691
Additional paid-in capital	1,607,805
Accumulated deficit	(969,988)

661,508

$1,858,425

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	As restated, Note 8	As restated, Note 8	As restated, Note 8	As restated, Note 8
Net sales and rental income	$560,860	$589,483	$1,065,951	$1,134,426
Cost of sales and rentals	107,610	17,814	124,003	41,756

Gross profit	453,250	571,669	941,948	1,092,670

Operating expenses:
Selling, general and administrative	506,686	417,784	984,304	799,824
Depreciation	22,037	16,801	42,233	32,828
Total operating expenses	528,723	434,585	1,026,537	832,652

Income (loss) from operations	(75,473)	137,084	(84,589)	260,018

Interest and other expense	(17,735)	(6,232)	(31,053)	(9,916)

Net income (loss)	$(93,208)	$130,852	$(115,642)	$250,102

Net income (loss) per common and common equivalent share
Basic	$0.00	$0.01	$0.00	$0.01

Diluted	$0.00	$0.01	$0.00	$0.01

Weighted average number of shares outstanding
Basic	23,277,197	23,074,024	23,244,065	23,072,210

Diluted	23,277,197	23,237,948	23,244,065	23,230,567

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Cash Flow
(unaudited)
	Six Months Ended June 30,
	2006	2005
	As Restated, Note 8	As restated, Note 8
Cash flows from operating activities:
Net income (loss)	$(115,642)	$250,102
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation	42,233	16,801
Issuance of stock for consulting services	25,000	12,500
Amortization of deferred consulting fees and other	15,714
Employee stock compensation expense	9,710
Changes in operating assets and liabilities:
Accounts receivable	(263,562)	(285,820)
Inventory	(10,404)	(168,501)
Refundable income taxes	7,586	4,105
Other current assets	432	7,071
Prepaid expenses	(14,190)
Deposits	-	3,532
Accounts payable	78,073	193,666
Accrued liabilities	3,029	7,981

Net cash (used in) provided by operating activities	(222,021)	41,437

Cash flows from investing activities:
Purchase of equipment	(40,139)	(38,374)

Net cash used in investing activities	(40,139)	(38,374)

Cash flows from financing activities:
Payments of notes payable and capital leases	(97,581)	(50,557)
Proceeds from note payable	240,000
Proceeds from loans from stockholder	126,900	25,300
Payments of loans from stockholder	(57,632)
Issuance of common stock	108,563
Bank overdraft	-	19,116
Net cash provided by (used in) financing activities	320,250	(6,141)

Increase (decrease) in cash and cash equivalents	58,090	(3,078)

Cash and cash equivalents at beginning of period	18,733	3,078

Cash and cash equivalents at end of period	$76,823	$-

Supplemental cash flow information:

Interest paid, including interest paid to stockholder of $3,735 in 2006	$30,282	$13,212

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2006
(unaudited)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

December 31, 2005, as originally reported	23,199,421	$23,199	$1,465,024	$(1,047,454)	$440,769

Prior period adjustment (Note 8)				193,108	193,108

Balances at December 31, 2005 , as restated	23,199,421	23,199	1,465,024	(854,346)	633,877

Issuance of common stock for consulting services	55,613	56	24,944		25,000

Issuance of common stock in private placement offering	435,959	436	108,127		108,563

Employee stock compensation expense			9,710		9,710

Net loss (As restated, Note 8)				(115,642)	(115,642)

June 30, 2006 (As restated, Note 8)	23,690,993	$23,691	$1,607,805	$(969,988)	$661,508

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Furthermore, these financial statements should be read in conjunction with Zynex Medical Holdings, Inc.'s audited financial statements at December 31, 2005 (as restated) included in the Company's Form 10-KSB/A filed December 20, 2006.

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

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income (loss), financial position or cash flows as previously reported. During the quarter ended March 31, 2006 the Company changed its classification of freight out costs from cost of sales and rentals to selling, general and administrative expenses as management considers these costs to be part of its marketing program and thus they believe it is preferable to classify these costs as a component of selling, general and administrative expenses. Freight costs included in selling, general and administrative expenses during the three months ended June 30, 2006 and 2005 are $11,419 and $6,220 respectively, and for the six months ended June 30, 2006 and 2005 are $20,361 and $13,187 respectively.

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

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(as restated, Note 6)	(as restated, Note 6)
Net income as reported	$130,852	$250,102

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	1,796	3,593

Pro forma net income	$129,056	$246,509

Income per share:

Basic - as reported	$0.01	$0.01

Diluted - as reported	$0.01	$0.01

Basic - pro forma	$0.01	$0.01

Diluted - pro forma	$0.01	$0.01

5.   Earnings Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. For the three and six months ended June 30, 2006, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2006 and 2005 is as follows:

Basic	Three Months Ended June 30, 2006 (as restated, Note 6)		Three Months Ended June 30, 2005 (as restated, Note 6)	Six Months Ended June 30, 2006 (as restated, Note 6)	Six Months Ended June 30, 2005 (as restated, Note 6)
Net income (loss) applicable to common stockholders		$(93,208)	$130,852	$(115,642)	$250,102
Weighted average shares outstanding - basic		23,277,197	23,074,024	23,444,065	23,072,210
Net income (loss) per share
Basic		$0.00	$0.01	$0.00	$0.01

Diluted
Net income (loss) applicable to common stockholders		$(93,208)	$130,852	$(115,642)	$250,102
Weighted average shares outstanding - basic		23,277,197	23,074,024	23,244,065	23,072,210
Dilutive securities, treasury stock method		--	163,924	--	158,357
Weighted average shares outstanding - diluted		23,277,197	23,237,948	23,244,065	23,230,567
Net income (loss) per share - diluted	$		$0.01	$0.00	$0.01

6. Loans from stockholder

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

At December 31, 2005, the Company had outstanding warrants and non-employee options to purchase 3,245,121 shares of common stock at a weighted average exercise price of $0.83. During the six months ended June 30, 2006, the Company issued warrants and non-employee options to purchase 312,500 shares of common stock with a weighted average exercise price of $0.39. At June 30, 2006, the Company had outstanding warrants and non-employee options to purchase 3,557,621 shares of common stock at a weighted average exercise price of $0.78.

Additionally, at June 30, 2006, the Company had outstanding 350,000 options to an employee, granted in 2005, which were not issued pursuant to the Option Plan.  The options have an exercise price of $0.22 have a remaining term at June 30, 2006 of 8 ¾ years and have an intrinsic value of $28,000.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Restatement

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

The Company discovered errors in its accounting for inventory that understated both the value and quantity of its finished goods and the value of its rented inventory. Accordingly, accumulated deficit at the beginning of 2006 has been adjusted to correct the errors and an adjustment was recorded to decrease accumulated deficit and increase inventory at December 31, 2005 by $193,108.

The effect of the adjustment resulted in the following changes as of June 30, 2006 and June 30 2005:

Additionally, the Company concluded that the Company’s financial statements for the quarters ended March 31, 2005 and June 30, 2005, included in its quarterly reports on Form 10-QSB for those quarters, should also be revised to reflect adjustments to the Company’s inventory as of those dates.

The effect of the adjustment resulted in the following changes as of June 30, 2006 and June 30 2005:

	As previously
	reported	As restated
Balance Sheet

Inventory	$476,875	$499,636
Total current assets	$1,557,041	$1,579,802
Property and equipment, net	$150,063	$267,683
Total assets	$1,718,044	$1,858,425
Accumulated deficit	$(1,110,369)	$(969,988)
Total stockholders' equity	$521,127	$661,508
Total liabilities and stockholders' equity	$1,718,044	$1,858,425

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As previously reported		As restated
Statement of Operations -2006	3 Months	6 Months	3 Months	6 Months

Cost of sales and rentals	$19,323	$83,150	$107,610	$124,003
Gross profit	$541,537	$982,801	$453,250	$941,948
Depreciation	$15,206	$30,359	$22,037	$42,233
Total operating expenses	$521,892	$1,014,663	$528,723	$1,026,537
Income (loss) from operations	$19,645	$(31,862)	$(75,473)	$(84,589)
Net income (loss)	$1,910	$(62,915)	$(93,208)	$(115,642)

Statement of Operations -2005	3 Months	6 Months	3 Months	6 Months

Cost of sales and rentals	$73,250	$160,362	$17,814	$41,756
Gross profit	$516,233	$974,064	$571,669	$1,092,670
Income from operations	$81,648	$141,412	$137,084	$260,018
Net income	$75,416	$131,496	$130,852	$250,102
Net income per common and common equivalent share
Basic	$0.00	$0.01	0.01	$0.01

Diluted	$0.00	$0.01	$0.01	$0.01

Statement of Cash Flows 2006
	As previously
	reported	As restated
Net loss	$(62,915)	$(115,642)
Depreciation	$30,359	$42,233
Inventory	$(90,756)	$(10,404)
Net cash (used in) operating activities	$(261,520)	$(222,021)
Purchase of equipment	$(640)	$(40,139)
Net cash (used in) investing activities	$(640)	$(40,139)

Statement of Cash Flows 2005

Net income	$131,496	$250,102
Inventory	$(76,861)	$(168,501)
Net cash provided by operating activities	$33,587	$41,437
Purchase of equipment	$(11,408)	$(38,374)
Net cash (used in) investing activities	$(11,408)	$(38,374)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.

Restatement

See Note 8 to the unaudited condensed consolidated financial statements in this Report regarding adjustments to the Company's financial statements for the three and six months ended June 30, 2005 and 2006 because of changes to inventory, property and equipment.  This Form 10-QSB/A includes restated changes to Item 2 concerning Management's Discussion and Analysis or Plan of Operations.

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

Gross Profit. Gross profit for the quarter and six months ended June 30, 2006 were $ 453,250 or 80.8% and $941,948 or 88.4% of net revenue. For the quarter and six months ended June 30, 2006 this represents a decrease of $118,419 or 20.7% and $150,722 or 13.8 % from the gross profit of $571,669 or 97.0% of net revenue and $1,092,670 or 96.3% of net revenue for the quarter and six months ended June 30, 2005 respectively.  The decrease in gross profit for the quarter and six months ended June 30, 2006 as compared with the same periods in 2005 is due to the reduction in net sales and rental income resulting from an increase in contactual adjustments as discussed above.

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

Cash used in operating activities was $222,021 for the six months ended June 30, 2006 compared to $41,437 cash provided by operating activities for the six months ended June 30, 2005. The primary reasons for the decrease in cash flow was the net loss in 2006 compared to net income in 2005, an increase in inventory to accommodate increased sales and rentals, and a slower build up in accounts payable made possible by additional bank loans and loans from our largest shareholder.

Cash used in investing activities for the six months ended June 30, 2006 was $40,139 compared to cash used in investing activities of $38,374 for the same period in 2005. Cash used in investing activities represents the purchase of equipment and inventory currently rented to customers.

Cash provided by financing activities was $320,250 for the six months ended June 30, 2006 compared with cash used in financing activities of $6,141 for the six months ended June 30, 2005. During the six months ended June 30, 2006 the Company received  working capital of $240,000 in bank financing and $22,264 in net loans from Thomas Sandgaard.

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

ITEM 3. CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in internal control over financial reporting relating to inventory as discussed in Note 8 to the Condensed Consolidated Financial Statements, the Company’s disclosure controls and procedures were not effective as of June 30, 2006. The material weakness has been substantially corrected in the fourth quarter of 2006 as noted below, and the Company’s management believes that the consolidated financial condition, results of operations and cash flows are fairly presented in this Form 10-QSB/A Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

(a) Exhibits

10.1	Promissory Note dated March 1, 2006 to Thomas Sandgaard*

10.2	Promissory Note dated March 1, 2006 to Thomas Sandgaard*

10.3	Promissory Note dated June 30, 2006 to Thomas Sandgaard*

10.4	Form of Warrant, Non-Public Offering*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX MEDICAL HOLDINGS, INC.
Dated December 20, 2006	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated December 20, 2006	/s/ Peter J. Leveton
Peter J. Leveton
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Promissory Note dated March 1, 2006 to Thomas Sandgaard

10.2	Promissory Note dated March 1, 2006 to Thomas Sandgaard

10.3	Promissory Note dated June 30, 2006 to Thomas Sandgaard

10.4	Form of Warrant, Non-Public Offering

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350