Form 10KSB
period 2006-12-31
ZYNEX MEDICAL HOLDINGS INC
filed 2007-04-17
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the year ended December 31, 2006

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

The issuer's revenues for its most recent year were $2,556,809

The aggregate market value of the 7,330,583 common shares held by non-affiliates of the registrant was $1,905,952 computed by reference to the average closing bid and ask price of such stock as listed on the OTC Bulletin Board on February 15, 2007. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant's common shares.

As of February 15, 2007, 26,310,911 shares of common stock are issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Form (check one):   Yes [ ]   No [X]

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, risks and delays associated with product development, risk of market acceptance of products, technology or product obsolescence, competitive risks, reliance on manufacturing partners, dependence on reimbursement from insurance companies, additional capital needs and other risks described in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." We undertake no obligation to update any forward-looking statements to reflect any future events or developments. These forward-looking statements speak only as of the date of this Report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

When used in this annual report, the terms the "Company," "Zynex", "we," "us," "ours," and similar terms refer to Zynex Medical Holdings, Inc., a Nevada corporation, and its wholly-owned subsidiary, Zynex Medical, Inc.

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT - FISCAL YEAR 2006

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

On February 11, 2004, Zynex Medical Holdings, Inc. acquired 100% of the common stock of Zynex Medical, Inc., a privately held Colorado corporation ("Zynex Medical"), pursuant to an acquisition agreement by issuing 19,500,000 shares of common stock to Thomas Sandgaard the sole shareholder of Zynex Medical, Thomas Sandgaard. Immediately after the transaction, the former shareholder of Zynex Medical owned approximately 88.5 percent of the Company's common stock.

Zynex is the parent company of Zynex Medical. Zynex Medical designs, manufactures and markets FDA approved medical devices for the electrotherapy and stroke rehabilitation markets. The Company's headquarters are located in Littleton, Colorado.

Dan Med, Inc, (“DMI”) was incorporated by Mr. Sandgaard under the laws of the State of Colorado on October 31, 1996. Zynex Medical was incorporated by Mr. Sandgaard as Stroke Recovery Systems, Inc, ("SRSI") under the laws of the State of Colorado on March 3, 1998. On October 1, 2003, SRSI acquired by merger the assets and liabilities of DMI. Mr. Sandgaard operated SRSI as a privately-owned corporation from inception until the February 11, 2004 Zynex acquisition.

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

Current Business

Zynex engineers, manufactures, markets and sells its own design of FDA cleared medical devices into two distinct markets (1) standard electrotherapy products for pain relief / pain management, and (2) the NeuroMove(TM) for stroke and spinal cord injury ("SCI") rehabilitation.

All Zynex products are intended to be patient friendly and designed for home use. The products are cost effective when compared to traditional physical therapy, and often result in better mobility, less pain and increased potential for a patient to return to work and a fuller life significantly earlier than with traditional therapies alone. The NeuroMove has been the subject of nine successfully completed clinical trials and is currently being evaluated in four additional trials

The U.S. Food and Drug Administration (the "FDA") has cleared all of our products for sale in the United States (the "U.S.") and our products require a physician's prescription, authorization or order before they can be dispensed in the U.S. Our primary business model considers the physician's prescription as an "order", and it is on this basis we provide the product to the patient and either bill the patient directly or the patient's private or government insurer (Medicare or Medicaid) for payment.

We believe our products assist in improving the quality of life for patients suffering with impaired mobility from stroke or SCI, and those suffering from debilitating and chronic pain.

Our Zynex produced electrotherapy products, the IF8000, IF8100, TruWave and E-Wave, are marketed through physicians and therapists primarily by our independent contractor sales representatives, some of whom receive additional compensation to serve as Regional Sales Managers. We also employ inside sales personnel. The NeuroMove is marketed directly to end-user patients and physicians who specialize in stroke and SCI rehabilitation.

To increase revenues, we added several experienced sales representatives in 2006. In 2007 we intend to hire or contract with additional sales representatives, and such additions are part of our 2007 business plan.

To expand our international sales we have obtained representation commitments from well established local medical device distributors and have engaged an internationally regarded consulting firm to assist us in preparing to apply for European Union CE Marking. See “Regulatory Approval and Process” below.

OUR PRODUCTS

We currently market and sell five Zynex produced products and resell seven products purchased from others, all as indicated below:

Product Name	Description
Our Products

IF 8000	Combination Interferential and Muscle Stimulation device.

IF 8100	An easier to use, fixed program version of the IF8000.

E-Wave	Dual Channel NMES Device

TruWave	Dual Channel TENS Device

NM 900	NeuroMove. EMG triggered Electrical Stimulation Device

Resale Products

Elpha 3000	Dual Channel NMES device

Conti4000	Electrical Stimulation Device for Incontinence Treatment

Arista 2000	Dual Channel TENS Device

Elpha 1000	Dual Channel TENS Device

DCHT	Cervical Traction Device

LHT	Lumbar Traction Device

Electrodes	Supplies, re-usable for delivery of electrical current to the body

The Company receives a majority of its revenue from the sale and rental of transcutaneous electrical nerve stimulation (“TENS”), interferential and muscle stimulation devices as well as electrode supplies and a significant portion of its revenue from the sale and rental of the NeuroMove

Pain Management

Standard electrotherapy is a clinically proven and medically accepted alternative modality to manage acute and chronic pain. Electrotherapy is not known to have any negative side effects, a significant advantage over most pain relief medications. The benefits of electrotherapy can include: pain relief, increased blood flow, reduced edema, prevention of venous thrombosis, increased range-of-motion, prevention of muscle disuse atrophy, and reduced urinary incontinence.

Electrotherapy introduces an electrical current applied through surface electrodes. The electrical current "distorts" a pain signal on its way to the central nervous system and the brain, thus reducing the pain. Additionally, by applying higher levels of electricity muscles contract and such contraction may assist in the treatments mentioned above.

Stroke and Spinal Cord Injury Rehabilitation

Our proprietary, patent pending NeuroMove is a Class II medical device that has been cleared by the FDA for stroke and spinal cord injury ("SCI") rehabilitation and is only dispensed with a physician's prescription. The NeuroMove was introduced to the market in late 2003. Stroke and SCI usually affect a survivor's mobility, functionality, speech, and memory, and the NeuroMove helps the survivor regain movement and functionality.

According to information published by the American Heart Association approximately 4 million, 73%, of the estimated 5.7 million U.S. stroke survivors, a population that is estimated to be growing about 9% or 400,000 new survivors a year, have mobility impairments following the acute stage of the stroke.

Because there has not been an overall SCI incidence study since the 1970s and many cases are unreported as such, definitive statistics are not available. However, the National Spinal Cord Injury Association reports that in 2006, living U.S. victims range between 225,000 and 296,000 and the SCI Injury Information Network estimate 11,000 new cases each year.

In most cases, the survivors and their caregivers for both stroke and SCI victims believe they must live with the disability for the rest of their lives and this inability to move one or more extremities has, we believe, a substantial negative psychological impact on the survivor's recovery potential. By using the NeuroMove as recommended, we believe the patient has a viable opportunity to achieve improvement beyond their current physical plateau and that such positive results will be a major contributor to the recovery process. The NeuroMove has also been proven in clinical studies to show beneficial effects when combined with physical therapy.

By conscientiously using the NeuroMove for three to twelve months, the majority of Neuromove patients can reestablish the connection between the brain and impaired muscle and thus regain movement and functionality.  When movement and functionality are restored, the patient may experience increased mobility, increased productivity, an improved outlook, and a reduced risk of accidents, and may be able to engage in activities they were precluded from before using the NeuroMove.

In most instances when the patient doesn't improve, it is because they have a cognitive defect or are unwilling or unable to expend the repetitive effort and concentration necessary for success.

NeuroMove Clinical Review

The NeuroMove utilizes the relatively new science of "neuroplasticity", the process by which healthy parts of the brain learn to compensate and assume functions previously carried out by the damaged areas. To accomplish this task, the extraordinarily sensitive NeuroMove technology monitors muscle activity and detects brain signals that indicate-- even without any visible movement-- the brain's effort to move a specific muscle or area of the body. Once the effort is detected, the NeuroMove induces actual movement through electrical stimulation, thus providing effective feedback to initiate relearning in the healthy part of the brain.

We believe the NeuroMove is unique because its built-in microprocessor can recognize low-level attempts by muscles to contract and then "reward" such detection with electrical stimulation. We do not believe there are similar products in the stroke rehabilitation market.

Because the NeuroMove increases the likelihood and reduces the time required for noticeable physical improvement as compared to traditional therapies used without the NeuroMove, we believe it can have positive effect in reducing society's annual stroke and SCI victim cost. The American Heart Association estimates that in 2007 alone stroke costs will total more than $62 billion dollars. Similar data for SCI victims has not been compiled but the Spinal Cord Injury Network estimates lifetime per victim costs range from $~~.~~ 0.5 million to $2.9 million depending on age and the type of injury. NeuroMove related cost savings will come from reduced physical therapy, less medication, fewer post stroke accidents, less hospitalization and rehabilitation, more motivated patients, less support personnel and equipment, and reduced productivity loss.

Several independent NeuroMove clinical studies have been published in peer-reviewed journals. Abstracts from the studies can be reviewed at www.NeuroMove.com and the full studies can be obtained directly from the Company.

PATIENT NEEDS AND CLINICAL OUTCOMES

Pain Management and Control

Electrical stimulation has been shown to reduce most types of local pain, such as tennis elbow, neck or lower back pain, arthritis, and others. The devices used to accomplish this are commonly described as in the transcutaneous electrical nerve stimulation (“TENS”) family of devices.

Numerous clinical studies have been published over several decades showing the effectiveness of TENS for pain relief. Zynex has developed three products in the TENS category that have been cleared by the FDA: the TruWave, a digital TENS device, and the IF8000 and upgraded IF8100 interferential stimulators which provide deeper stimulation. The TruWave is a "traditional" TENS type unit that delivers pain-alleviating electrotherapy, whereas the IF8000 is a more sophisticated unit with deeper pain alleviating and neuromuscular training settings.

Muscle related problems.

Neuromuscular Electrical Stimulation ("NMES") increases the electrical intensity to cause muscle contraction and is otherwise applied in the same manner as with TENS units. We have developed the E-Wave, a specific digital device, for this application. Additionally, the IF8000 and IF8100 can be programmed for NMES applications. The FDA has cleared the IF8000, IF8100 and the E-Wave.

A built-in timer in our E-Wave and IF8000 products assures that the muscles do not fatigue too easily. Many pain relief and “NMES” devices for use in a patient's home can replace therapeutic treatments usually performed with regular physical therapy. Common applications can prevent disuse atrophy, increase strength, increase range-of-motion, and increase local blood circulation. NMES is commonly considered complementary treatment with physical therapy to improve overall patient outcomes.

Post-op recovery.

Electrical stimulation is also effective in preventing deep venous thrombosis immediately after orthopedic and others surgery, as well as for postoperative pain relief, to improve local blood circulation and for reducing edema. We believe the IF8000 is the most effective of our products for these applications.

OUR MARKETS

Based on the latest public information, including filings with the Securities and Exchange Commission, of the largest product manufactures in our industry, we estimate the annual domestic market for standard electrotherapy products at approximately $450 - $500 million and growing an estimated 5% a year.

We plan to increase our penetration of the standard electrotherapy market by further expanding our sales organization and broadening our product offering. We currently produce gross margins of between 85% and 95% and expect those margins to continue in the future. The high margins are possible in part because the products use a common technology platform with different software configurations.

The domestic and international markets for stroke and SCI rehabilitation technology are in the initial stages of development. According to information of the American Stroke Association on January 27, 2007, with approximately 5.7 million stroke survivors, growing approximately 9% a year, and approximately 225,000- 296,000 SCI survivors, growing approximately 11,000 per year, in the U.S. alone there is a significant need for medically proven and effective stroke and SCI rehabilitative equipment. We believe these markets offer significant opportunity for profitable growth.

Key characteristics of our markets are:

-
Often more than 100 days is required to collect initial payment from insurance carriers and considerably longer from many attorney, personal injury and worker's compensation cases. Such delayed payment impacts the Company's cash flow and can slow its growth

-	Prior to payment the third party payers often make significant payment "adjustments or discounts".

-	The stroke and SCI markets have demonstrated that many patients and their caregivers will privately pay for the NeuroMove.

MARKET STRATEGIES

We plan to use our core technology to grow in the standard electrotherapy, stroke and SCI markets in the U.S. and to expand internationally.

In the U.S. we market our products through commissioned, independent sales representatives who call on doctors and therapists. We also market the NeuroMove directly to end users with advertisements and articles in relevant publications and on the Internet.

PRODUCT ASSEMBLY AND PROCESSING

Our product assembly strategy consists of the following elements:

-	At all times, comply with relevant regulatory requirements and regulations.

-
Use contract manufacturers as much as possible, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment. Domestically and internationally, there is a large pool of highly qualified contract manufacturers for the type of devices we assemble.

-	Test all units 100% in a real-life, in-house environment to help ensure the highest possible quality, patient safety, and reduce the cost of warranty repairs.

Vendors located in the United States, Asia and Europe currently manufacture our products. We do not have contracts with these vendors for our standard electrotherapy products and utilize purchase orders for our ongoing needs. We are currently contracted with a vendor to manufacture the NeuroMove. We believe there are numerous suppliers that can manufacture our products and pricing, quality and service will continue to determine which manufacturers we use.

Our employees develop the software used in our products.

REVENUE

Our products may be purchased or rented on a monthly basis.  Renters and purchasers are primarily patients, health care providers and dealers. If the patient is covered by health insurance the third party payer typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If a rental continues until an amount equal to the purchase price is paid, we transfer ownership of the product to the patient and cease rental charges. When a rental unit is returned, it is refurbished, tested and made available for additional rentals.

A majority of our revenue is derived from private health insurance carriers and HMOs on behalf of their insureds. We also receive revenues from Medicare and Medicaid, worker's compensation agencies, attorneys representing injured patients, hospitals, U.S. and international distributors.

A source of recurring revenue is the sale of surface electrodes sent to existing patients each month. The electrodes transmit the electrical charge from the device to the patient and are an essential component of the treatment modality.

For fiscal 2006 approximately 63 % of revenue was derived from rental and 37 % from sales, including electrode sales.

Our employees work with the commercial insurance and government third party payers, patients and commercial clients to collect product rental and purchase payments.

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

We hold registered trademarks for NeuroMove in the U.S. and the European Union. Zynex Medical is trademarked in the U.S.

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

Zynex expects to enter the European market through high quality and well-established local distributors after obtaining European Union ("EU") CE Marking. CE Marking is certification that a product meets the standards established by the 25 nations EU and qualifies for sale in the EU and 4-nation European Free Trade Association ("EFTA"). We are focusing much effort and significant resources on preparation of the CE application, and it is targeted for completion, submission and approval in 2007. In anticipation of such approval we have had discussions with, and received verbal or written distribution commitments from local distributors

CE Marking will also enhance our entry into other developed countries, and we plan to engage local distributors in those countries in the second half of 2007 and/or 2008.

The Far East, Middle East, Eastern Europe, and Latin American markets have different regulatory requirements. We intend to comply with applicable requirements if and when we decide to enter those markets.

HEALTHCARE REGULATION

The delivery of health care services and products has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services and products. Federal law and regulations are based primarily upon the Medicare and Medicaid programs. Each program is financed, at least in part, with federal funds. State jurisdiction is based upon the state's interest in regulating the quality of health care in the state, regardless of the source of payment. We believe we are materially complying with applicable laws concerning our products; however, we have not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority. Additionally, many aspects of our business have not been the subject of state or federal regulatory interpretation. The laws applicable to us are subject to evolving interpretations. If our operations are reviewed by a government authority, we may receive a determination that could be adverse to us. Furthermore, laws that are applicable to us may be amended in a manner that could adversely affect us.

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

EMPLOYEES

As of December 31, 2006, we employed 17 full time employees (an increase from 14 as of December 31, 2005). We also engage a number of independent contractor, commission-only sales representatives. We believe our relations with all of our employees and independent contractors are good. We are subject to the minimum wage and hour laws and provide usual and customary employee benefits such as vacation, sick leave and health and dental insurance.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as to the name, age and office held by the two executive officers of the Company as of December 31, 2006:

Name	Age	Position

Thomas Sandgaard	48	President, Chief Executive Officer and Director.
		Set forth below is a biographical description of
		Mr. Sandgaard based on information supplied by him

Peter J. Leveton	69	Chief Financial Officer.
		Set forth below is a biographical description of
		Mr. Leveton based on information supplied by him.

NOTE: Mr. Leveton was replaced subsequent to December 31, 2006.

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

Mr. Leveton has served as the Chief Executive Officer and Chief Financial Officer of public and private companies in medical devices, healthcare, chemical manufacturing / natural resources, and commercial/residential real estate development. Mr. Leveton served as CEO of Surgical Acuity, Inc., a privately owned medical and dental products manufacturer; CEO of Romed Corporation, a diversified subsidiary of Rose Health Care Systems and concurrently as CFO of the Rose System; and CFO and subsequently CEO of NASDAQ listed Earth Sciences, Inc. (now ADA-ES). Mr. Leveton holds an undergraduate degree from Willamette University, Salem, Oregon and an MBA from New York University.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its headquarters, office, plant and warehouse in Littleton, Colorado. The facility is under a five-year lease expiring in February 2009. Current base rent is $93,642 per year plus common area maintenance expenses. Base rent increases to $96,106 March 1, 2007 and increases to $98,570 March 2, 2008. The present configuration of the space will accommodate 40-50 employees. The Company believes that the leased property is sufficient to support its requirements until the lease expires.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY~~,~~ AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

PERIOD	HIGH	LOW

Year ended December 31, 2005:
First Quarter	$0.35	$0.22
Second Quarter	$0.48	$0.20
Third Quarter	$0.82	$0.36
Fourth Quarter	$0.79	$0.40

Year ended December 31, 2006
First Quarter	$0.55	$0.31
Second Quarter	$0.50	$0.25
Third Quarter	$0.50	$0.25
Fourth Quarter	$0.45	$0.21

As of February 15, 2007, there were 26,310,911 shares of common stock outstanding and approximately 239 registered holders of our common stock.

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

During 2006, in terms of unregistered sales of securities, the Company (a) sold 2,175,000 shares of common stock, and five-year warrants to purchase a total of 1,740,000 shares of common stock at $0.32 per share, to accredited investors in a non public offering, (b) issued 254,475 shares to investment bankers responsible for the non public offering, (c) issued to the provider of the convertible $275,000 bridge loan five-year warrants to purchase a total of 429,867 shares of common stock at $0.39 per share and a fee of 65,000 shares of common stock, (d) issued to the investment banker for the loan five-year warrants to purchase a total of 103,139 shares of common stock at $0.39 per share, (e) issued 150,000 shares to the investment banker responsible for such loan for future consulting services and (f) issued 425,612 shares to investor relations firms for services rendered. In these issuances, the Company made no general solicitation, the Company believes that purchasers of the securities were accredited investors, the Company believes that the investment bankers, lender and investor relations firms were accredited investors or met the standards for a purchaser is a non-public offering, and the Company relied upon an exemption from securities registration for a non-public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For 2006, Zynex reported $2,556,809 revenue, an increase of 22% from 2005 and a $320,370 net loss, a decrease from 2005 net income of $301,064. The revenue increase was primarily accomplished through implementation of our 2004-2006 strategic and operating plans, recruitment of a net 17 experienced sales representative in 2006, and effective utilization of funds received from two 2004 private placements, 2005 and 2006 term loans from Silicon Valley Bank and proceeds from a 2006 non public offering to accredited investors and bridge loan. In the fall of 2005 the Company established a $400,000, three year term loan and banking relationship with Silicon Valley Bank, Costa Mesa, California and Boulder, Colorado. The relationship was expanded with an additional $240,000 three-year term loan in March 2006. Also in 2006 the Company raised a net $604,476 from the sale of 2,175,000 shares of common stock in a non public offering to accredited investors, and a net $206,563 from a bridge loan.

The incremental addition of 17 industry experienced sales representatives during the second half of 2006 allowed us to increase our market presence and increase orders in the last quarter of 2006. We also added a dedicated NeuroMove sales representative and began to implement an expanded NeuroMove sales program directly to physicians and stroke centers. As a result of the sales force expansion our total orders increased 66% from 1,627 in 2005 to 2,705 in 2006

RESULTS OF OPERATIONS

Net sales and rental income for the quarter and twelve months ended December 31, 2006, were $747,071 and $2,556,809 an increase of $389,514 and $458,401 or 109% and 22% compared to $357,557 and $2,098,408 for the quarter and twelve months ended December 31, 2005. The increase in net sales and rental income for the quarter and twelve months ended December 31, 2006, compared to the quarter and twelve months ended December 31, 2005 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s standard electrotherapy products resulting from the expansion of the sales force as discussed above, greater awareness of the Company's products by end users and physicians resulting from its increased 2006 and 2005 marketing investments, growing market penetration and increased rental income from the greater number of Zynex products placed in use during the prior periods.

Net sales and rental income by quarter were as follows:

	2006	2005

First quarter	$505,091	$547,227
Second quarter	560,860	589,483
Third quarter	743,787	604,141
Fourth quarter	747,071	357,557

Total net sales and rental income	$2,556,809	$2,098,408

Our sales and rental income is reported net, after deductions for bad debt and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The amounts deducted from gross sales and rental income for these charges were $2,363,485 for the twelve months ended December 31, 2006 year compared to $1,180,635 for the 2005 year, an increase of $1,182,850 or 100%.

Gross profit increased $271,201 over 2005, an increase of 13.7%. Gross profit as a percent of net sales and rental income was 88.1% in 2006 compared to 94.4% in 2005. The improvement in gross profit in 2006 compared to 2005 was due to an increase in revenue and increased rental income as a percentage of total revenue (rental equipment is depreciated and not part of the cost of goods sold). The decrease in gross profit margin in 2006 compared to 2005 was due to increases in insurance company reimbursement deductions, which reduced our net sales while cost of sales remained in line with the gross sales.

Selling, general and administrative expenses increased from $1,717,575 in 2005 to $2,326,793 in 2006. The increase was consistent with the growth in revenue and was primarily in the areas of sales commissions, public company expenses, utilities, office expense, advertising, marketing and promotion, depreciation expense related to the increased amount of rental products, accounting and auditing expenses, payroll expense, postage and delivery, and travel and entertainment. . The expense increases were somewhat offset by decreased expenses related to consulting, finance charges and late fees, equipment rental, bank service charges, and insurance premiums.

Depreciation increased $29,211, from $64,798 in 2005 to $94,009 in 2006. The increase results primarily from higher levels of rental inventory.

The Company's federal tax loss carry forward as of December 31, 2006 is $191,203.

Interest expense increased $118,172 in 2006 compared to 2005 because of the Company’s higher level of debt as discussed below and the bridge loan discussed below.

Other Income decreased $137,170 in 2006 because 2006 did not reflect any benefit from the elimination of potential unclaimed liabilities, as was the case in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $483,460 for the year ended December 31, 2006 compared with cash used in operating activities of $127,063 for the year ended December 31, 2005. The primary reasons for the increase in cash used in operating activities were the net loss for 2006 compared to net income for 2005 and the growth in accounts receivable. Accounts receivable increased primarily due to increased billings in the last half of 2006 compared to 2005. These factors were somewhat offset by growth in accounts payable and accrued liabilities due to purchases to build rental inventory for new orders and accruing commissions payable to sales representatives.

Cash used in investing activities was $151,586 for the year ended December 31, 2006 compared to cash used in investing activities of $106,079 for the year ended December 31, 2005. Cash used in investing activities represents the purchase of equipment and inventory rented to customers.

Cash provided from financing activities was $881,510 for the year ended December 31, 2006 compared with cash provided by financing activities of $248,797 for the year ended December 31, 2005. Financing activities include working capital loans from the principal stockholder and Chief Executive Officer, Thomas Sandgaard, a term loan from Silicon Valley Bank, net proceeds from an equity private placement and net proceeds from a bridge loan.

The Company's principal capital requirement is for working capital to fund continuing operations and expansion of the business, including further expansion of the Company's sales force. The electrotherapy industry is capital intensive due to the required high levels of consigned inventory, high accounts receivables outstanding because of the deferred payment practices of third party health payers, the delayed cost recovery inherent in rental transactions and the payment of commissions to salespersons based on sales or rentals prior to reimbursement for the transaction. In order to fully implement our business plan in 2007, we may need to raise additional debt or equity financing. In the event we enter into any financing, the terms thereto may be dilutive to or contain other terms that may adversely impact our existing shareholders.

Contingencies such as unanticipated shortfalls and revenues, collections of accounts receivable or increases in expenses could affect our projected revenue, cash from operations and liquidity.

Payments Due by Period

Significant Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Notes payable	$712,241	$458,445	$253,796	$--	$--
Capital lease obligations	50,317	18,869	31,448	--	--
Operating leases	214,962	100,375	114,587	--	--

Total contractual cash obligations	$977,520	$577,689	$399,831	$--	$--

On October 5, 2005 Zynex received $400,000 under a three-year term loan agreement with Silicon Valley Bank, Santa Clara, California and Boulder, Colorado (the "Lender"). The loan bears interest at a per annum fixed rate of 7.84%. The loan is guaranteed by Zynex Chairman, President and Chief Executive Officer Thomas Sandgaard and is collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. The Company will repay the loan in 36 equal monthly payments of principal and interest. The loan includes financial covenants for minimum liquidity and minimum debt service coverage. In connection with the loan, the Lender was granted a seven-year warrant to purchase 50,000 shares of Zynex Common Stock at an exercise price of $0.71 per share.

On March 15, 2006 Zynex received another loan in the amount of $240,000 under a Default Waiver and First Amendment To Loan and Security Agreement with Silicon Valley Bank dated September 29, 2005. The Amendment to the existing loan agreement of September 29, 2005 provided for this second term loan and waived one covenant violation for the time period ended December 31, 2005. The new loan bears interest at a per annum fixed rate of 8.48%. Zynex began repaying the loan in 36 equal monthly payments of principal and interest, beginning April 1, 2006. All other terms and conditions are as stated in the September 29, 2005 loan agreement. This loan is also guaranteed by Zynex Chairman, President, Chief Executive Officer and major shareholder Thomas Sandgaard and is collateralized by a first security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets.

On October 18, 2006 the Company received a net $206,563 under a one year $275,000 subordinated and convertible bridge loan with Ascendiant Capital Group, LLC, Irvine, California. The net amount includes deductions for prepaid interest, a 5% original issue discount and the lender’s legal fees. The loan bears interest at a per annum fixed rate of 15% from inception through January 17, 2007, 18% per annum fixed rate from January 18, 2007 through April 18, 2007 and 21 % per annum fixed rate from April 19, 2007 on the amount outstanding from time to time until paid no later than October 18, 2007. We must redeem the bridge loan within two business days after closing an equity or debt financing or series of financings resulting in aggregate gross cash proceeds of $1 million or more within 12 months of the date of the loan or after the “Sale of Maker.” Interest for the first and second periods was prepaid and deducted from the proceeds of the loan. The loan is collateralized by and lender holds a second priority security interest in the Company’s accounts, documents, general intangibles, goods, including inventory, equipment and fixtures, instruments, investment property, letters of credit rights and other supporting obligations, records, commercial tort claims and all other assets. The lender entered into a subordination agreement with Silicon Valley Bank in which the security interest and payment rights of the lender were made subordinate to the Company’s indebtedness to Silicon Valley Bank. The lender at its election may convert the then outstanding balance loan and accrued but unpaid interest into the Company’s common stock at any time at an initial conversion rate of $0.32 per share of common stock. We also issued to the lender a five-year warrant to purchase a total of 429,867 shares of our common stock at a fixed exercise price of $0.39 per share. Among other things, we in addition issued to a broker affiliated with the lender a placement fee of $22,000 in cash and issued to that broker a five-year warrant for 103,139 shares of common stock at an exercise price of $0.39 per share. This bridge loan is further described in our Form 10-QSB Report for the third quarter ended September 30, 2006.

 In 2005 Thomas Sandgaard, Zynex’s President, Chief Executive Officer and major shareholder, loaned the Company $99,136, of which $14,980 was outstanding on December 31, 2005. Effective March 1, 2006 this previously non interest bearing loan in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing March 31, 2006. In 2006 Mr. Sandgaard loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. The remaining $96,900 was represented by 8.25% demand notes was repaid in part in the amount of $87,135 during the remainder of 2006 and will be repaid as the Company's cash position and its financing covenants allow. As of February 15, 2007, $9,902 of this amount and $37,823 of the term loans remained outstanding. All payments of principal and interest on the loans are current as of the filing of this Form 10-KSB. The loans from Mr. Sandgaard were used for working capital purposes.

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

Revenue Recognition. Sales and rental income for patient transactions is recognized when a product has been medically prescribed and dispensed to a patient and an invoice sent to the patient or a claim prepared by the Company has been filed with the patient's insurance provider. Revenue for a non-patient purchaser or rental, for example a hospital, is recognized when an invoice has been sent and the product shipped to the person or entity. Product and rental revenues are recognized net of a reserve for collectibility.

Provision for Sales Returns, Allowances and Collectibility. The Company maintains a collectibility reserve for sales and rentals. The reserve is charged when reimbursements from insurance carriers and other third party payers are less than amounts claimed, as provided by agreement, where the amount claimed by the Company exceeds the insurance provider's usual, customary and reasonable reimbursement rate and when units are returned because of benefit denial. The provision is accounted for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The amount of the reduction is estimated based on historical experience.

Reserve for Obsolete/Excess Inventory. Inventories are stated at the lower of cost or market. We regularly review our inventories and, when required, will record a provision for excess and obsolete inventory based on factors that may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, regulatory requirements and significant changes in our cost structure. If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves might be required.

Stock-based compensation.  SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Prior to January 1, 2006, the Company chose to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, prior to January 1, 2006, employee compensation cost for stock options was measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued SFAS No. 123 (R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R) was effective and adopted by the Company as of January 1, 2006.

Transactions in which the Company issues stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliably measurable. The Company often utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensations to non-employees. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

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

During 2006, we sold shares of our common stock and related warrants in a non-public offering in order to provide funds for working capital and growth. We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing. Any additional equity financing may involve substantial dilution to our then existing shareholders.

MANY OF OUR POTENTIAL COMPETITORS COULD BE LARGER THAN US AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

Substantial competition may be expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product. Competitors to our products may have substantially greater financial, technical, marketing, and other resources. Competition could result in price reductions, fewer orders, reduced gross margins, and loss of market share. These companies may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products. Competitors may develop products that are substantially equivalent to our FDA approved products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

FAILURE TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES COULD RESULT IN DECREASED REVENUES.

The market for our products is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating products in the medical device industry. As a result, our success will depend, in part, on our ability to develop and market product offerings that respond in a timely manner to the technological advances of our competitors, evolving industry standards and changing client preferences.

WE ARE DEPENDENT ON REIMBURSEMENT FROM INSURANCE COMPANIES AND GOVERNMENT (MEDICARE AND MEDICAID) AGENCIES; CHANGES IN INSURANCE REIMBURSEMENT POLICIES COULD RESULT IN DECREASED OR DELAYED REVENUES

A large percentage of our revenues come from insurance company and government agency reimbursement. Upon delivery of our products to our customers, we directly bill the customers' private insurance company or government payer for reimbursement. If the billed payers do not pay their bills on a timely basis or if they change their policies to exclude coverage for our products, we could experience delayed revenue recognition or a decline in our revenue as well as cash flow issues.

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

OUR BUSINESS IS EXPOSED TO DOMESTIC INTEREST RATESAND FOREIGN CURRENCY FLUCTUATIONS; NEGATIVE CHANGES IN EXCHANGE RATES COULD RESULT IN GREATER COSTS.

Most of Zynex's revenue, expenses, and capital spending have been transacted in US dollars. Zynex's exposure to market risk for changes in interest rates relate primarily to Zynex's cash and cash equivalent balances, marketable securities, investment in sales-type leases, and loan agreements. The majority of Zynex's investments, if any, may be in short-term instruments and therefore subject to fluctuations in US interest rates. Due to the nature of such short-term investments, we cannot assure that this will not have a material adverse impact on our financial condition and results of operations.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. SANDGAARD OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN OUR BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer and currently sole director. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain qualified new employees and retain existing employees.

HOSPITALS AND CLINICIANS MAY NOT BUY, PRESCRIBE OR USE OUR PRODUCTS IN SUFFICIENT NUMBERS, WHICH COULD RESULT IN DECREASED REVENUES.

Hospitals and clinicians may not accept the NeuroMove NM900, IF8000, IF8100, TruWave or E-Wave products as effective, reliable, and cost-effective. Factors that could prevent such institutional customer acceptance include:

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

Our marketing and sale of products and services related to the medical device field creates an inherent risk of claims for liability. As a result, we carry product liability insurance with an aggregate limit of $2,000,000 and $2,000,000 per occurrence and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured to have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, there is no assurance that our insurance provider will not drop our insurance or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims.

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

COMMERCIALIZATION OF OUR PRODUCTS COULD FAIL IF IMPLEMENTATION OF OUR SALES AND MARKETING STRATEGY IS UNSUCCESSFUL.

A significant sales and marketing effort may be necessary to achieve the level of market awareness and sales needed to achieve our financial projections. To increase sales and rental of our products we may utilize some or all of the following strategies in the future:

-	Contract with, hire and train sales and clinical specialists;

-	Build a larger direct sales force;

-	Manage geographically dispersed operations;

-	Explore potential reseller and original equipment manufacturer (OEM) relationships and assure that reseller and OEMs provide appropriate educational and technical support; and

- Promote frequent product use to increase sales of consumables.

- Enter into relationships with well-established distributors in foreign markets.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY RELIANCE ON SOLE SUPPLIERS.

Notwithstanding our current multiple supplier approach, in the future certain essential product components may be supplied by separate sole, or a limited group of, suppliers. Most of our products and components are purchased through purchase orders rather than through long term supply agreements and large volumes of inventory may not be maintained. There may be shortages and delays in obtaining certain product components. Disruption of the supply or inventory of components could result in a significant increase in the costs of these components or could result in an inability to meet the demand for our products. In addition, if a change in the manufacturer of a key component is required, qualification of a new supplier may result in delays and additional expenses in meeting customer demand for products. These factors could affect our revenues and ability to retain our experienced sales force.

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

In the United States, our products are prescribed by physicians for their patients. Based on the prescription, which Zynex considers an order, we submit a claim for payment directly to third party payers such as private commercial insurance carriers, Medicare or Medicaid and others as appropriate and the payer reimburses Zynex directly.  Federal and state statutes, rules or other regulatory measures that restrict coverage of our products or reimbursement rates could have an adverse effect on our ability to sell or rent our products or cause physical therapists and physicians to dispense and prescribe alternative, lower-cost products.

With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage of our durable medical equipment, including our TENS and NMES devices. These changes include a freeze in payments for our durable medical equipment from 2004 through 2008, competitive bidding requirements, and new clinical conditions for payment and quality standards. Although these changes affect our products generally, specific products may be more or less affected by the Medicare Modernization Act's provisions.

Certain off-the-shelf durable medical equipment (DME), including TENS devices, may become subject to competitive bidding, in order to reduce costs and reimbursements to DME suppliers. Under competitive bidding, which will be phased in beginning in 2007, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers. Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services. Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding. Any payment reductions or the inclusion of certain of our products in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Medicare Modernization Act, could have a material adverse effect on our results of operations.

In addition, in 2003, the Centers for Medicare and Medicaid Services, or CMS made effective an interim final regulation implementing "inherent reasonableness" authority, which allows adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be "grossly excessive" or "grossly deficient " The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount. The regulation remains in effect after the enactment of the Medicare Modernization Act, although the new legislation precludes the use of inherent reasonableness authority for payment amounts established under competitive bidding. Medicare and Medicaid accounted for approximately 5% of our total sales and rental income for 2006. When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain of our products, which could have a material adverse effect on our results of operations.

OUR PRODUCTS ARE SUBJECT TO RECALL EVEN AFTER RECEIVING FDA OR FOREIGN CLEARANCE OR APPROVAL, WHICH WOULD HARM OUR REPUTATION AND BUSINESS.

We are subject to medical device reporting regulations that require us to report to the FDA or respective governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling.   Any recall would divert managerial and financial resources and could harm our reputation with customers. We cannot assure you that we will not have product recalls in the future or that such recalls would not have a material adverse effect on our business. We have not undertaken any voluntary or involuntary recalls to date.

OUR PRINCIPAL OFFICER AND DIRECTOR OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our Chief Executive officer and current sole director, Thomas Sandgaard, beneficially owns approximately 70.5% of our outstanding common stock. As a result, Mr. Sandgaard has the ability to control substantially all matters submitted to our stockholders for approval, including:

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

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath P.C. dated April 16, 2007, are filed as part of this report starting on page F-1 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in internal control over financial reporting relating to inventory as discussed in Note 12 to the December 31, 2005 Condensed Consolidated Financial Statements filed as part of the Amendment No. 1 to the December 31, 2005 Form 10-KSB, the Company’s disclosure controls and procedures were not effective as of December 31, 2005 and 2006.

Remediation Efforts

In the fourth quarter of 2006, we implemented systems, procedures and controls relating to the cost and quantity of our inventory and in particular our rental products and finished goods. These systems and procedures include a comprehensive inventory tracking by serial number throughout our organization and on rental with our customers.  We will continue to review its internal controls and procedures and will take further action as appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting, except as disclosed above.

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table provides information concerning each of the Company's directors and executive officers at March 1, 2007:

		Director
Name	Age	Since	Position or Office

Thomas Sandgaard	48	1996	President, Chief Executive Officer, Director and Chairman

Fritz G. Allison	47	N/A	Chief Financial Officer

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

Mr. Allison was elected as Chief Financial Officer of Zynex, effective February 19, 2007. Prior to joining Zynex, Mr. Allison served as a Financial Consultant for MSS Technologies, a Phoenix-based provider of business application solutions, since 2004. From December 2000 until March 2004, Mr. Allison was the Vice-President, Controller and Chief Financial Officer of Orange Glo International, Inc, a manufacturer of cleaning products in the consumer package goods industry. Previous positions include Manager of Corporate Accounting for J.D. Edwards & Co., Controller at Powercom-2000 and International Controller for CH2M Hill International. Mr. Allison holds a B.A. in Business Administration from the University of Southern California and has been a Certified Public Accountant.

The Company does not have an active audit committee or an audit committee financial expert.

We do not have procedures by which a security holder may recommend director nominees to our Board of Directors.

Code of Ethics

The Company has not adopted a written code of ethics for its senior executive and financial officers. The Board endeavors to hold these officers to high ethical standards in their conduct of our business and may decide to implement a code of ethics when the Company has additional resources.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, as to the Chief Executive Officer and the Chief Financial Officer, the only highly compensated executive officers whose salary plus bonus exceeded $100,000, information concerning compensation paid for services to the Company in all capacities during the years ended December 31, 2006 and December 31, 2005:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)***	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Sandgaard	2006	144,000	16,000	0	0	0	0	43,880**	203,880
Chief Executive Officer	2005	163,897*	0	0	0	0	0	43,590**	207,487
Officer

Peter J. Leveton	2006	83,063	102,500	0	0	0	0	0	185,563
Former Chief Financial	2005	49,837	0	0	0****	0	0	0	49,837
Officer
______________

* Of this amount, $19,897 was deferred from 2004.

** We pay for 100% of Mr. Sandgaard's health and dental insurance. In addition, two company vehicles and two home telephone lines are provided to Mr. Sandgaard at our expense.

*** The Option Awards represents the dollar amount recognized for financial statement reporting purposes with respect to 2006 for the fair value of stock options granted to each of the named executive officers in prior years, in accordance with SFAS 123R.

**** Mr. Leveton received a grant of a stock option in 2005; however, SFAS 123R was not applicable in 2005.

Mr. Leveton’s employment with us was terminated on February 16, 2007.

Employment Agreements

Thomas Sandgaard

On February 1, 2004, Zynex Medical, Inc. entered into a three-year employment agreement with the Company's President, Chief Executive Officer and former sole shareholder. The agreement expired January 31, 2007 and the agreement was automatically be extended for an additional two-year period. The initial annual base salary under the agreement was $174,000 and may be increased annually at the board of director's discretion. The agreement also provides for a 50% annual bonus if annual net revenue exceeds $2.25 million, medical and life insurance, and a vehicle. The agreement contains a non-compete provision for the term of the agreement and 24 months following termination of the agreement.

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

Peter J. Leveton

On May 31, 2005, Zynex Medical Holdings, Inc. entered into a compensation agreement with Peter J. Leveton, the Company's Chief Financial Officer to be effective as of April 18, 2005 (the "Effective Date"). Mr. Leveton’s employment with the Company was terminated on February 16, 2007. The agreement provided for a monthly salary of $2,250 per month. It also provided for an increase in the monthly salary of an additional $4,000 per month (the "First Raise") in the event (a) the Company obtained a line of credit of at least $250,000, or (b) the Company received third party equity or debt investment of at least $1,000,000, or (c) the Company had annual audited "positive net cash provided by operating activities" of at least $500,000, or (d) the Company underwent a liquidity event with a valuation of at least $10,000,000 (items (b) through (d) shall be referred to as "Raise Events"). Mr. Leveton met the standard for the First Raise and it was in effect. The agreement also provided for an additional increase in the monthly salary of $5,000 per month (the "Second Raise") in the event the Company undergoes a Raise Event. Mr. Leveton met the standard for the Second Raise in 2006, and it was in effect. The First Raise and Second Raise, once earned and vested, were paid in arrears with respect to each month of employment beginning as of the Effective Date through the month of vesting, and then were paid currently through the date of termination of Mr. Leveton's employment. Mr. Leveton and the Company entered into a Separation Agreement whereby Mr. Leveton agreed to extend payment of the previously earned portion of the second raise over the ten-month period January-October 2007 with interest at 8.25%.

Under the Agreement Mr. Leveton received stock options to purchase up to 350,000 shares of the Company's Common Stock. Such options have a ten-year term, and an exercise price equal to the fair market value of the Common Stock on the date of grant, April 18, 2005. Such options are subject to vesting as follows: 100,000 shares vest on the date of grant; 25,000 shares vest on June 30, 2005, provided that Mr. Leveton is employed as of such date; and 25,000 shares vest as of the last day of each full calendar quarter beginning as of July 1, 2005 through March 31, 2007, provided that Mr. Leveton is employed as of such dates; and 50,000 shares vest upon a Raise Event if Mr. Leveton is employed as of such dates or if Mr. Leveton played an active, integral and key role in accomplishing such event, and such event occurred within 30 days of voluntary termination or within 90 days of involuntary termination. All unvested quarterly options immediately vest and become exercisable upon a liquidity event with a valuation of at least $10,000,000; provided the liquidity event occurs during Mr. Leveton's employment or if Mr. Leveton played an active, integral and key role in accomplishing such event, within 90 days of involuntary termination. Except in the case of a liquidity event described above, all unvested options will expire upon the voluntary or involuntary termination of employment. As of February 16, 2007, 325,000 of the options had vested~~.~~

Fritz G. Allison

The Company has established the following compensation arrangements with Mr. Allison, effective February 19, 2007: A base salary of $8,000 per month, before taxes, for the first three months and $10,000 per month, before taxes, thereafter; grant under the Company’s 2005 stock option plan of an option to purchase up to 100,000 shares of the Company’s common stock, with a ten year term starting February 19, 2007, an exercise price equal to $0.45 per share, the fair market value of the Company’s common stock on such date, and a vesting schedule of 25,000 shares vesting on the first anniversary of the date of grant and 25,000 shares vesting on each subsequent anniversary of the date of grant; a bonus payable in 2008 in the amount of $20,000 cash and an option grant for an additional 50,000 shares in the event (a) the Company’s net revenue meets a revenue target for the 2007 year,(b) the Company has a positive net income for the 2007 year, and (c) the Company does not have any restatements of its financial statements during 2007 and for any periods during 2007 or the year 2007 on or prior to the completion of the audit of the 2007 financial statements. Mr. Allison also received full health and dental insurance coverage through the Company.

OUTSTANDING EQUITY AWARDS AT 2006 YEAR-END

The following table sets forth information concerning unexercised options, stock that is not vested and equity incentive plan awards for each executive officer named in the Summary Compensation Table as of December 31, 2006:

Option Awards:

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	(#)	Price	Date

Thomas Sandgaard	--	--	--	--	--

Peter J. Leveton (1)	325,000	--	25,000	$0.22	April 18, 2015

____________

(1) For information on the vesting of the options held by Mr. Leveton, see "Employment Agreements - Peter J. Leveton" above in this Item.

Director Compensation

We have only one director, Mr. Sandgaard. He receives no additional compensation for serving as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of the Company's common stock as of March 1, 2007 by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s common stock, (ii) each of the Company’s directors, (iii) the Company’s executive officers named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons.

		Number of Shares	Percent
		Beneficially	Of
Name	Class of Stock	Owned(2)	Class

Executive Officers:

Thomas Sandgaard	Common	18,544,000	70.5%

Fritz Allison	Common	--	--

Other 5% Beneficial Owners

Regency Group
Denver, Colorado (1)	Common	1,900,000	6.7%

All Directors and
Named Executive Officers
As a Group	Common	18,554,000	70.5%

_____________

(1) On September 27, 2004, the Company issued options valued at $11,707 to acquire 1,900,000 shares of common stock to this financial consulting firm in exchange for consulting services provided in connection with the Company's reverse acquisition and past investor relations. The options, which expire September 26, 2009, permit the purchase of common stock in certain quantities and at various prices ranging from $.40 per share to $4.00 per share, as set forth more clearly in Note 5 of the Notes to Consolidated Financial Statements.

(2) A person has beneficial ownership of any securities to which the person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days from March 1, 2007. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which the person has the right to acquire voting and/or investment power within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 about shares of Common Stock available for issuance under the Company's equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price	Number of Securities Remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in column (a)

Plan Category	(a)	(b)	(c)

Plans Approved by Shareholders (1), (2)	286,670	$0.33	2,713,330

Plans Not Approved by Shareholders	350,000	$0.22	None

Total	636,670	$0.27	2,713,330
____________

(1) All of the listed securities are available for issuance under the Zynex Medical Holdings, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005.

(2) Effective December 30, 2005, the primary stockholder, Thomas Sandgaard, approved the 2005 Stock Option Plan ("2005 Plan") that authorized the granting of options to purchase 3,000,000 shares of the Company's common stock, subject to adjustment for stock splits, recapitalizations and similar events. Options granted under the 2005 Plan may be either non-qualified or incentive and may be granted to employees, directors, independent contractors and consultants. at the discretion of the Board of Directors (the "Board"). The 2005 Plan is available for option grants until December 31, 2014. The 2005 Plan is administered by Zynex's President and Chief Executive Officer (the "Administrator"). The option price per share under the 2005 Plan must be the fair market value of the Company’s common stock on the date of grant unless such option is granted in substitution of options granted by a new employee's previous employer or the optionee pays or foregoes compensation in the amount of any discount. The options have a maximum term of ten years and will vest as determined by the Administrator. Options cease to be exercisable one month after termination of an optionee's continuous service due to reasons other than cause, and twelve months after death, disability or retirement. Options may be suspended or terminated if the Administrator or any person designated by the Administrator reasonably believes that the optionee has committed an act of misconduct against Zynex. Options are not transferable unless specified by the Administrator.

For information on Mr. Leveton's compensation arrangement, which includes options not approved by stockholders, see Item 10 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has entered into loans to the Company by Thomas Sandgaard. Interest payable on these loans for 2006 was a total of $6,757, and the Company has paid this interest to Mr. Sandgaard. For a full description and the terms of these notes please see NOTE-3 NOTES PAYABLE AND LEASES in the notes to the consolidated financial statements.

The loans with Silicon Valley Bank, Santa Clara, California and Boulder, Colorado in the amount of $400,000 and $240,000, made in 2005 and 2006, as described above in Part II, Item 6, are guaranteed by Zynex Chairman, President and Chief Executive Officer Thomas Sandgaard and are collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. Mr. Sandgaard did not receive any compensation for this guarantee.

Our sole director, Mr. Sandgaard, is not an independent director as defined in rules of the NASDAQ Stock Market.

Mr. Sandgaard, because of his stock ownership and position as the sole director, may be considered a “parent” of the Company.

ITEM 13. EXHIBITS

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
Medical Holdings, Inc., Alpha Capital Aktiengesellschaft,
Stonestreet Limited Partnership, Whalehaven Funds Limited,
Greenwich Growth Fund Limited, Ellis International Limited Inc.
and Grushko & Mittman, P.C., incorporated by reference to
Exhibit 4.5 of the Company's registration statement filed on
Form SB-2, filed July 6, 2004.

4.6	Form of Securities Purchase Agreement, incorporated by reference to
Exhibit 10.1 of the Company’s Current Report on Form 8-K filed
January 30, 2007.

4.7	Form of Registration Rights Agreement, incorporated by reference to
Exhibit 10.2 of the Company’s Current Report on Form 8-K filed
January 30, 2007.

4.8	Form of Warrant, incorporated by reference to Exhibit 10.4 of the
Company’s Quarterly Report on Form 10-QSB, filed August 18, 2006.

10.1	Acquisition Agreement, dated as of January 27, 2004, by and
among Zynex Medical Holdings, Inc., Zynex Medical, Inc. and
Thomas Sandgaard, incorporated by reference to Exhibit 10 of
Zynex Medical Holdings, Inc.'s Current Report on Form 8-K,
filed February 20, 2004.

Exhibit Number	Description
10.2	Thomas Sandgaard Employment Agreement, incorporated by
reference to Exhibit 10.2 of the Company's registration
statement filed on Form SB-2, filed July 6, 2004.

10.3	Amendment to Thomas Sandgaard Employment Agreement dated
February 1, 2004, incorporated by reference to Exhibit 10.3 of
Zynex Medical Holdings, Inc.'s Annual report on Form 10-K
filed April 15, 2005.

10.4	Multi-Tenant Lease, dated January 20, 2004, by and between
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
Zynex Medical, Inc. and Silicon Valley Bank, dated
September 29, 2005, incorporated by reference to Exhibit 10.1 of Zynex Medical Holdings, Inc.'s Current Report on Form 8-K,
filed October 7, 2006.

10.8	Warrant to Purchase Stock from Zynex Medical Holdings, Inc. to
Silicon Valley Bank, incorporated by reference to Exhibit
10.2 of Zynex Medical Holdings, Inc.'s Current Report on
Form 8-K, filed October 7, 2006.

10.9	Unconditional Guaranty by Thomas Sandgaard for Silicon Valley
Bank, dated September 29, 2005, incorporated by reference to
Exhibit 10.3 of Zynex Medical Holdings, Inc.'s Current Report
on Form 8-K, filed October 7, 2006.

10.10	Default Waiver and First Amendment to Loan and Security
Agreement, dated March 6, 2006, incorporated by reference
to Exhibit 10.1 of Zynex Medical Holdings, Inc.'s Current
Report on Form 8-K, filed March 20, 2006.

10.11	Unconditional Guaranty by Thomas Sandgaard for Silicon Valley
Bank, dated March 6, 2006, incorporated by reference to
Exhibit 10.2 of Zynex Medical Holdings, Inc.'s Current Report
on Form 8-K, filed March 20, 2006.

Exhibit Number	Description

10.12	Promissory Note dated March 1, 2006 to Thomas Sandgaard,
Incorporated by reference to Exhibit 10.1 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006

10.13	Promissory Note dated March 1, 2006 to Thomas Sandgaard,
incorporated by reference to Exhibit 10.2 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006.

10.14	Promissory Note dated June 30, 2006 to Thomas Sandgaard,
incorporated by reference to Exhibit 10.3 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006.

10.15	Convertible Secured Promissory Note dated October 18, 2006 by
Zynex Medical Holdings, Inc., incorporated by reference to
Exhibit 10.1 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.16	Warrant dated October 18, 2006 by Zynex Medical Holdings, Inc.
to Ascendiant Capital Group, LLC, incorporated by reference to
Exhibit 10.2 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.17	Security Agreement between Ascendiant Capital Group, LLC and
Zynex Medical Holdings, Inc., incorporated by reference to
Exhibit 10.3 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.18	Subordination Agreement dated October 17, 2006 among
Ascendiant Capital Group, LLC, Silicon Valley Bank and Zynex
Medical Holdings, Inc., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed October 18, 2006.

10.19	Separation Agreement dated February 16, 2007 between Peter J. Leveton and Zynex Medical Holdings, Inc.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 of Zynex Medical
Holdings, Inc.’s Annual Report on Form 10-KSB, filed April 15, 2005.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a description of the fees billed to the Company by its independent auditor for each of the years ended December 31, 2006 and December 31, 2005. GHP Horwath, P.C. billed for work commencing in December, 2005 and Gordon, Hughes & Banks, LLP billed for work prior to December, 2005.

	GHP Horwath, P.C,		Gordon Hughes & Banks

Audit Fees	2006	2005	2006	2005
Audit Related Fees
Including
Reviews of 10QSB and	$50,000	$96,000	-	$$42,130
SB-2

Tax Related Fees	6,000	4,500	-	5,265
All Other Fees For	-	-	-	-
General Consultation
Total	$56,000	$100,500	-	$$47,395

The tax related services provided by GHP Horwath, P.C. and Gordon, Hughes and Banks, LLP consisted of preparation and filing of the Company's Federal and state tax returns.

The Company's director, in reliance on statements by management and the independent auditors, has determined that the provision of the non-audit services described above was compatible with maintaining the independence of GHP Horwath, P.C. and Gordon, Hughes & Banks, LLP.

GHP Horwath served as the Company's independent auditors for the fiscal years ended December 31, 2005 and 2006. The Company paid no fees to GHP Horwath during fiscal 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX MEDICAL HOLDINGS, INC.
Date: April 17, 2007	By:	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chairman and Chief Executive Officer

Date: April 17, 2007	By:	/s/ Fritz G. Allison
Fritz G. Allison, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Name and Title	Signature

April 17, 2007	Thomas Sandgaard, Chief	/s/ Thomas Sandgaard
Executive Officer and Sole
Director

April 17, 2007	Fritz G. Allison, Chief Financial
	Officer	/s/ Fritz G. Allison

______________________

Zynex Medical Holdings, Inc.
Consolidated Financial Statements
December 31, 2006

______________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Zynex Medical Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Zynex Medical Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zynex Medical Holdings, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”
.

/s/ GHP Horwath, P.C.
GHP Horwath, P.C.

Denver, Colorado
April 16, 2007

Zynex Medical Holdings, Inc.
Consolidated Balance Sheet
December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$265,197
Accounts receivable, less allowance for uncollectible
accounts of $1,100,000	1,337,873
Inventory	561,013
Deferred consulting fees	101,250
Deferred financing fees	60,402
Prepaid expenses	38,066
Deferred tax asset	55,000
Other current assets	11,250

Total current assets	2,430,051

Property and equipment, less accumulated
depreciation of $258,873	327,353
Deposits	10,940

$2,768,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$458,445
Loan from stockholder	42,830
Capital lease	15,655
Accounts payable	342,452
Accrued payroll and payroll taxes	152,844
Other accrued liabilities	119,745

Total current liabilities	1,131,971

Loan from stockholder, less current maturities	10,896
Notes payable, less current maturities	253,796
Capital lease, less current maturities	29,227
Long-term deferred tax liability	55,000

Total liabilities	1,480,890

Contingencies and Commitments	--

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,	--
no shares issued or outstanding
Common stock, $0.001, par value, 100,000,000 shares authorized,	26,311
26,310,911 shares issued and outstanding
Additional paid-in capital	2,435,859
Accumulated deficit	(1,174,716)

Total stockholders' equity	1,287,454

$2,768,344

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statements of Operations
Years ended December 31,

	2006	2005

Net sales and rental income	$2,556,809	$2,098,408
Cost of sales and rentals	303,719	116,519

Gross profit	2,253,090	1,981,889

Operating expenses:
Selling, general and administrative, including
common stock and warrants issued for consulting services
of $203,500 and $49,289, respectively	2,326,793	1,717,575
Depreciation	94,009	64,798
Loss on disposal of equipment	--	--

	2,420,802	1,782,373

(Loss) income from operations	(167,712)	199,516

Other income (expense):
Interest income	1,370	234
Interest expense	(155,492)	(37,320)
Other income	1,464	138,634

	(320,370)	301,064

Provision (benefit) for income taxes	--	--

Net (loss) income	$(320,370)	$301,064

Basic and diluted net (loss) income per common share	$(0.01)	$0.01

Weighted average number of shares outstanding

Basic	24,026,988	23,117,042

Diluted	24,026,988	23,506,011

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(320,370)	$301,064
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	94,009	64,798
Provision for losses in accounts receivable	386,518	429,407
Amortization of deferred consulting and financing fees	108,816	--
Issuance of common stock and warrants for consulting services	46,000	95,789
Issuance of warrants for loan financing	--	1,842
Amortization of discount on note payable	38,670	--
Amortization of beneficial conversion feature	3,533	--
Employee stock compensation expense	20,110	--
Changes in operating assets and liabilities:
Accounts receivable	(1,029,501)	(934,209)
Inventory	(71,782)	(169,533)
Deferred tax asset	(55,000)	--
Prepaid expenses	(2,252)	--
Refundable income taxes	7,586	4,105
Other current assets	(9,818)	8,322
Other assets	--	2,730
Accounts payable	94,566	101,887
Accrued liabilities	150,455	(33,265)
Deferred tax liability	55,000	--

Net cash used in operating activities	(483,460)	(127,063)

Cash flows from investing activities:
Purchases of equipment	(151,586)	(106,079)

Net cash used in investing activities	(151,586)	(106,079)

Cash flows from financing activities:
Payments on notes payable and capital lease	(208,275)	(166,183)
Proceeds from sale of common stock, net	604,476	--
Proceeds from loans payable	446,563	400,000
Proceeds from loans from stockholder	146,900	99,136
Repayment of loans from stockholder	(108,154)	(84,156)

Net cash provided by financing activities	881,510	248,797

Increase in cash and cash equivalents	246,464	15,655

Cash and cash equivalents at beginning of period	18,733	3,078

Cash and cash equivalents at end of period	$265,197	$18,733

Supplemental cash flow information:
Interest paid	$56,706	$28,513
Income taxes paid	--	--
Non-cash investing and financing activities -
Common stock and warrants issued in exchange for deferred consulting fees	157,500	32,289
Common stock and warrants issued in exchange for financing fees	48,677	--
Warrants issued in connection with note payable	80,310	--
Deferred loan financing fees	32,000	--
Accounts payable converted into a note payable	25,881	--
Issuance of common stock in satisfaction of payable	8,281	--
Conversion feature of note payable	8,593	--

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statements of Stockholders' Equity
			Additional
	Number		Paid in	Accumulated
	of Shares	Amount	Capital	Deficit	Total

December 31, 2004	23,070,377	$23,070	$1,335,233	$(1,155,410)	$202,893

Net income	--	--	--	301,064	301,064

Common stock issued to consultants	129,044	129	46,371	--	46,500

Warrants issued for services	--	--	83,420	--	83,420

December 31, 2005	23,199,421	23,199	1,465,024	(854,346)	633,877

Private placement of common stock, net of offering costs	2,429,475	2,430	602,046	--	604,476

Warrants granted upon issuance of note payable and for financing fee	--	--	107,537	--	107,537

Conversion feature of note payable	--	--	8,593	--	8,593

Issuance of common stock for financing fee	65,000	65	21,385	--	21,450

Issuance of common stock for consulting services	575,612	576	202,924	--	203,500

Issuance of common stock in satisfaction of payable	41,403	41	8,240	--	8,281

Employee stock compensation expense	--	--	20,110	--	20,110

Net loss	--	--	--	(320,370)	(320,370)

December 31, 2006	26,310,911	$26,311	$2,435,859	$(1,174,716)	$1,287,454

See accompanying notes to financial statements.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Zynex Medical, Inc. was incorporated under the laws of the state of Colorado on March 3, 1998, under the name of "Stroke Recovery Systems, Inc." (SRSI). On October 1, 2003, Zynex Medical, Inc. acquired, through merger, the assets and liabilities of Dan Med, Inc. (DMI), a Colorado corporation under common control. The companies were merged in order to simplify the operating and capital structure of both companies. SRSI concurrently changed its name to Zynex Medical, Inc. Zynex Medical Holdings, Inc. (the “Company”) was created in February 2004 through a reverse acquisition.

At present, Zynex Medical, Inc. generates substantially all its revenue in North America from sales and rentals of its products to patients, dealers and health care providers. The amount of net revenue derived from Medicare and Medicaid programs for 2006 and 2005 is approximately 5% and 7% respectively.

The Company designs, assembles and commercializes a line of FDA cleared medical devices for the electrotherapy and stroke rehabilitation markets. The Company also purchases electrotherapy devices and supplies from other domestic and international suppliers for resale.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Zynex Medical Holdings, Inc. and Zynex Medical, Inc. for all of the periods presented. All inter company balances and transactions have been eliminated in consolidation.

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

The Company has recorded trade receivables from business operations. Management regularly evaluates the collectibility of accounts receivable and believes that net receivables recorded as of December 31, 2006 to be collectible.

INVENTORY

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. Cost and related estimated useful lives of property and equipment as of December 31, 2006 are as follows:

	Cost	Useful lives

Office furniture and equipment	$159,601	3-7 years
Rental inventory	366,036	5 years
Vehicles	59,833	5 years
Assembly equipment	757	7 years
	586,227
Less accumulated depreciation	(258,874)
Net	$327,353

Repairs and maintenance costs are charged to expense as incurred.

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

Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. SFAS 123R requires the stock compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. Prior to our adopting SFAS 123R, we accounted for our employee stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense was recorded when the terms of the award were fixed and the exercise price of the employee stock option equaled or exceeded the fair value of the underlying stock on the date of grant.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for the Company's stock plan been determined based on fair value at the grant dates for awards under the plan consistent with the method prescribed under SFAS No. 123 for 2005, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

2005

Net income as reported	$301,064

Total stock based employee compensation
expense determined under fair value
based method for all awards	(24,325)

Net income, pro forma	$276,739

Net income per share as reported	$0.01
Net income per share pro forma	$0.01

The fair value of options granted during 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005

Expected dividend yield	0%	0%
Expected stock price volatility	121%	125%
Risk-free interest rate	4.10%	4.95%
Expected life of options	4 years	2 years

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2006 and 2005 totaled $146,814 and $92,949 respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. There were no research and development expenses for years ended December 31, 2006 and 2005.

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

COMPREHENSIVE INCOME

There are no adjustments necessary to the net income (loss) as presented in the accompanying statement of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

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

RECLASSIFICATIONS

Certain amounts in the 2005 financial statements have been reclassified to conform to the presentation used in 2006.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share for the year ended December 31, 2006 as their effect is anti-dilutive.

The calculation of basic and diluted earnings per share for 2005 is as follows:

BASIC	2005

Net income applicable to common stockholders	$301,064

Weighted average shares outstanding - basic	23,117,042

Net income per share - basic	$0.01

DILUTED

Net income applicable to common stockholders	$301,064

Weighted average shares outstanding - basic	23,117,042

Dilutive securities	388,969

Weighted average shares outstanding - diluted	23,506,011

Net income per share - diluted	$0.01

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes that complying with the interpretive guidance of SAB No. 108 will not have a material impact to its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The effective date of this interpretation is for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE AND LEASES

On October 5, 2005 Zynex received $400,000 under a three-year term loan agreement with Silicon Valley Bank, Santa Clara, California and Boulder, Colorado (the "Lender"). The loan bears interest at a per annum fixed rate of 7.84%. The loan is guaranteed by Zynex Chairman, President and Chief Executive Officer Thomas Sandgaard and is collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. The Company is to repay the loan in 36 equal monthly payments of principal and interest. The loan includes financial covenants for minimum liquidity and minimum debt service coverage, which the Company is in compliance with as of December 31, 2006. In connection with the loan, the Lender was granted a seven-year warrant to purchase 50,000 shares of Zynex Common Stock at an exercise price of $0.71 per share.

On March 15, 2006 Zynex received $240,000 under a three-year term loan agreement with Silicon Valley Bank, Santa Clara, California and Boulder, Colorado (the "Lender"). The loan bears interest at a per annum fixed rate of 8.48%. The loan is guaranteed by Zynex Chairman, President and Chief Executive Officer Thomas Sandgaard and is collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. The Company is to repay the loan in 36 equal monthly payments of principal and interest. The loan includes financial covenants for minimum liquidity and minimum debt service coverage, which the Company is in compliance with as of December 31, 2006.

On October 18, 2006, the Company entered into a loan transaction with Ascendiant Capital Group, LLC (an affiliate of Ascendiant Securities, LLC) and issued to Ascendiant Capital (a) a secured Note in the total principal amount of $275,000 (the "Note") and (b) a five-year warrant to purchase a total of 429,867 shares of our common stock at a fixed exercise price of $0.39 per share. The warrants were valued at the date of grant at $113,437 using the Black-Scholes option-pricing model. The relative fair value of the warrants ($80,310) was accounted for as a discount applied against the face amount of the note. The discount is being amortized over the term of the promissory note. At December 31, 2006, the Company had amortized $33,016 of the discount as additional interest expense. The Note is convertible into common stock at a fixed conversion price of $0.32 per share. The conversion of the note is deemed to be beneficial as the note converts to common stock at $0.32 per share and the estimated fair value of the common stock was determined to be $0.33 per share on the date the transaction was entered into. The intrinsic value of the beneficial conversion feature of $8,593 is being amortized as additional interest expense over the term of the note. Net proceeds of approximately $206,000 from the transaction have been or will be used for general working capital.

The principal and interest on the Note are due in one lump sum on April 18, 2007. However, we may extend the maturity date so that the outstanding principal balance and accrued and unpaid interest become due and payable in six equal monthly installments beginning on the original maturity date and ending on October 18, 2007. Interest on amounts outstanding under the Note are at the rate of 15% per annum through January 17, 2007, 18% per annum from January 18, 2007 to the original maturity date, and, if the maturity date is extended, 21% from the original maturity date to the extended maturity date. Events of default include, among other things, a failure to make payment of principal or interest due under the note and the occurrence of any event of default under an obligation for borrowed money in excess of $50,000. The note is secured by a second priority security interest in all of our assets. We issued the Note with an original issue discount of 5%, and on October 18, 2006 we made a non-refundable prepayment of interest through April 18, 2007. The effective interest rate on the note is 26%.

In connection with the Note, the Company issued 65,000 shares of common stock to Ascendiant Capital as a fee and granted a warrant to purchase 103,139 shares with an exercise price of $0.39 as a placement fee to Ascendiant Securities. The shares were valued at $21,450 (based on the closing market price of $0.33 per share at the date the transaction was closed) and the warrants were valued at $27,227 using the Black Scholes option-pricing model. The deferred financing fees are being amortized over the term of the Note. During the year ended December 31, 2006, $20,012 was expensed. In addition, $32,000 of financing fees paid at closing are being amortized over the six month term and $13,156 were expensed at year end.

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

Ascendiant Capital, Silicon Valley Bank and the Company have entered into a subordination agreement dated October 17, 2006 in which the security interest and payment rights of the Note are made subordinate to our indebtedness to Silicon Valley Bank. The holder of the Note is not to demand payment or exercise any remedy relating to the Note until our indebtedness to Silicon Valley Bank is fully paid, except that we may pay Ascendiant Capital regularly scheduled payments of interest or principal pursuant to the terms of the Note so long as there is not an event of default under our loan and security agreement with the Bank.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2006, the Company issued a note payable in the amount of $25,881 in satisfaction of a payable due to a sales representative of the company. This note is unsecured and bears interest at 8.25%. Interest that accrues through March 31, 2007 is due and payable on that date. The note will then be paid in 12 equal payments, with the first payment due on April 1, 2007.

Notes payable at December 31, 2006 consisted of the following:

Note payable to a bank, principal and interest payments of $12,531 due on a monthly basis through September, 2008. Annual interest rate of 7.84%, collateralized by accounts, inventory, chattel papers, equipment, fixtures, and general intangibles,
Including intellectual property. The note is guaranteed by the President and
Chief Executive Officer and largest shareholder	$255,825

Note payable to a bank, principal and interest payments of $7,559 due on a monthly basis through March, 2009. Annual interest rate of 8.48%, collateralized by accounts, inventory, chattel papers, equipment, fixtures, and general intangibles,
Including intellectual property. The note is guaranteed by the President and
Chief Executive Officer and largest shareholder	185,108

Motor vehicle contract payable in 60 monthly
installments of $1,351, annual interest at
15.1%, secured by automobile.	30,877

Note payable to a sales representative of the Company, principal and interest payments of $2,239 due in 12 equal installments from April 1, 2007 through
March 31, 2008, annual interest at 8.25%, unsecured.	25,881

Note payable to Ascendiant Capital due in one single payment on April 18, 2007, which may be extended to October 18, 2007, annual interest at 15% through January
17, 2007 and 18% through original maturity date, secured by all assets.	214,550

Total	712,241

Less current maturities	(458,445)

Long-term maturities	$253,796

Future maturities of the notes payable are as follows:

Year ending December 31,

2007	$458,445
2008	227,426
2009	26,370

$712,241

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2005 Mr. Sandgaard loaned the Company $99,136, of which $14,980 was outstanding on December 31, 2005. Effective March 1, 2006 this previously non-interest bearing loan in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. As of December 31, 2006, $8,755 of this amount remained outstanding

In 2006 Mr. Sandgaard loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. As of December 31, 2006, $35,206 of this amount remained outstanding The remaining $96,900 was represented by 8.25% demand notes and will be repaid as the Company's cash position and its financing covenants allow. As of December 31, 2006, $9,765 of this amount remained outstanding. The loans from Mr. Sandgaard were used for working capital purposes

Future maturities of these loans are as follows:
Year ending December 31,
2007	$42,830
2008	10,896

$53,726

The Company has commitments under various operating and capital leases that are payable in monthly installments. As of December 31, 2006, future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital	Operating
	Lease	Leases

2007	$18,869	$100,375
2008	18,869	98,159
2009	12,579	16,428

Total future minimum lease payments	$50,317	$214,962

Less amount representing interest	5,435

Present value of net minimum lease
payments	44,882
Less current portion	(15,655)

Long-term capital lease obligation	$29,227

Rent expense under operating leases for 2006 and 2005 was $122,206 and $116,691, respectively.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

There are no federal or state income taxes for the years ended December 31, 2006 and 2005.

A reconciliation of income tax computed at the U.S. statutory rate of 35% to the effective income tax rate is as follows:

	2006	2005

Statutory rate	(35)%	35%
State taxes	(5)%	5%
Permanent differences	10%	6%
Basis difference in property and equipment	1%	(5)%
Net operating loss carryover and other	29%	(41)%

Combined effective rate	0%	0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2006 are as follows:

Current deferred tax assets:
Accrued expenses	$52,000
Accounts receivable	408,000
Inventory	6,000
Net operating loss carry forwards	74,000
540,000
Valuation allowance	(485,000)

Net current deferred tax asset	$55,000

Long-term deferred tax liabilities:
Property and equipment	$55,000

Net long-term deferred tax liability	$55,000

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of December 31, 2006, the Company had total deferred tax assets of $540,000 and deferred tax liabilities of $55,000. The Company recorded a valuation allowance in the amount of $485,000 at December 31, 2006, against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at December 31, 2006 has been provided due to the uncertainty of the amount of future taxable income. The Company provides a valuation allowance in the full amount of its deferred tax assets that exceed deferred tax liabilities because under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

The Company has accumulated net operating loss carry forwards of approximately $191,000 (net of loss carry forwards of $246,174 utilized in 2006). To the extent not used, the net operating loss carry forwards expire in varying amounts beginning in 2024 through 2025. As of December 31, 2006, all identified deferred tax assets, by the amount that they exceed deferred tax liabilities, are reduced by a valuation allowance. Therefore, any additional operating loss carry forwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional loss carry forwards.

NOTE 5 - Stockholders' Equity, Common Stock and Warrants

On November 3, 2006, the Company entered into a twelve-month consulting services agreement with Ascendiant Capital, in which this party agreed to advise the Company in business and financial matters for the twelve-month term of the agreement. Compensation consisted of 150,000 shares of the Company’s restricted common stock with a market value of approximately $67,500 (based on the closing market price of $0.45 per share at the date the transaction was entered into). The deferred cost is being amortized on a straight-line basis over the twelve-month period from the date of the agreement. During the year ended December 31, 2006, $11,250 was expensed.

On July 1, 2006, the Company entered into a twelve-month agreement with a consultant for investor relations services. Compensation consists of (a) a monthly fee of $8,000 cash and either $4,000 cash or 13,333 shares and (b) 300,000 of the Company’s restricted common stock with a market value of approximately $90,000 (based on the closing market price of $0.30 per share at the date the transaction was entered into). In October 2006, the client renegotiated its agreement with the consultant to exclude the $8,000 cash payment. In November, the number of shares to be issued as part of the monthly retainer was reduced to 10,000 per month, effective October 1. During the year ended December 31, 2006, 69,999 shares were issued under the agreement with a fair market value of $21,000. The deferred cost of $90,000 is being amortized on a straight-line basis over the twelve-month period from the date of the agreement. During the year ended December 31, 2006, $45,000 was expensed.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2006, in terms of unregistered sales of securities, the Company (a) sold 2,175,000 shares of common stock, and five-year warrants to purchase a total of 1,740,000 shares of common stock at $0.32 per share, to accredited investors in a non public offering, (b) issued 254,475 shares to investment bankers responsible for the non public offering, issued to the provider of the convertible $275,000 bridge loan five-year warrants to purchase a total of 429,867 shares of common stock at $0.39 per share and a fee of 65,000 shares of common stock, (d) issued to the investment banker for the loan five-year warrants to purchase a total of 103,139 shares of common stock at $0.39 per share, (e) issued 150,000 shares to the investment banker responsible for such loan for future consulting services and (f) issued 425,612 shares to investor relations firms for services rendered including 55,613 shares with a total market value of $25,000 were issued to the Wall Street Group in return for investor relations services. In these issuances, the Company made no general solicitation, the Company believes that purchasers of the securities were accredited investors, the Company believes that the investment bankers, lender and investor relations firms were accredited investors or met the standards for a purchaser is a non-public offering, and the Company relied upon an exemption from securities registration for a non-public offering.

During the year ended December 31, 2005, the Company issued 312,500 warrants to purchase common stock with a fair market value of $41,250, 129,044 shares of unregistered common stock with a total market value of $46,500 and paid $6,250 to The Wall Street Group in return for investor relations services. The Company also issued (a) 8,333 warrants to purchase common stock at a fair market value of $2,870 to a financial consultant for preparation of financial projections and introduction to Silicon Valley Bank; (b) 50,000 warrants to purchase common stock with a fair market value of $22,100 to Silicon Valley Bank in connection with their September 2005, $400,000 term loan; (c) and 100,000 warrants to purchase common stock with a fair market value of $17,200 to an investment banking firm for services rendered. The agreement with The Wall Street Group ended in April 2006. The $22,100 additional compensation to Silicon Valley Bank is being amortized over the three-year term of the agreement, and $12,892 has been deferred at December 31, 2006.

On June 4, 2004, the Company sold 685,715 shares of common stock to five investors at $1.75 per share. The proceeds realized from the sale were $897,789, net of offering expenses and the fair value of Broker Warrants issued. In connection with the sales, the Company granted Class A Warrants to purchase an additional 342,859 shares of common stock at $1.75 per share, Class B Warrants to purchase an additional 685,715 shares of common stock at $2.00 per share, Class C Warrants to purchase 22,858 shares of common stock at $.01 per share and Broker Warrants to purchase 45,715 shares of common stock at $.01 per share. The fair value of the Broker Warrants was $132,198 at June 4, 2004 using the Black-Scholes option-pricing model.

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

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 27, 2004, the Company issued options to acquire 1,900,000 shares of common stock to a financial consulting firm in exchange for consulting services provided in connection with the Company's reverse acquisition, private placement and ongoing investor relations. The options, which expire September 26, 2009, permit the purchase of common stock in quantities and at prices set forth as follows:

Number of Shares	Price Per Share

100,000	$0.40
400,000	$1.75
200,000	$2.00
200,000	$2.25
200,000	$2.50
200,000	$2.75
200,000	$3.00
200,000	$3.50
200,000	$4.00

Also during 2004, the Company issued 120,000 warrants to purchase common stock for five years to two consultants and one employee; 110,000 of these warrants are exercisable at $3.00 per share and 10,000 are exercisable at $0.55 per share.

During 2006 and 2005, the Company also issued common stock and common stock warrants to consultants and debtors - see Note 3 - Notes payable and leases.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options:

On January 3, 2005 the Company established the 2005 Stock Option Plan (the "Option Plan") and reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

A summary of the Option Plan is as follows:

		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	grant date		exercise	grant date
	Shares	price	fair value	Shares	price	fair value

Outstanding, beginning of year	176,670	$0.42	0.20	0	$0	0
Granted	146,000	$0.28	0.21	279,670	$0.34	0.24

Expired or forfeited	36,000	$0.40	0.31	103,000	$0.32	0.25
Exercised	0	0	0	0	0	0

Outstanding, end of year	286,670	$0.34	0.27	176,670	$0.42	0.20

Options exercisable at
end of year	35,168	0.40	0.32	0	0	0

The following table summarizes information about stock options outstanding as of December 31, 2006:

Options Outstanding			Options Exercisable

		Remaining
Exercise	Number of	contractual	Number of	Exercise
prices	options	life (years)	options	price

$0.30	82,000	8.00	20,500	$0.30
$0.23	12,000	8.25	3,000	$0.23
$0.50	16,000	8.50	4,000	$0.50
$0.57	12,670	8.50	3,168	$0.50
$0.75	18,000	8.75	4,500	$0.75
$0.27	122,000	9.50
$0.33	24,000	9.75

	286,670		35,168

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - MAJOR SUPPLIERS

During 2006 and 2005, the Company purchased approximately 14% and 10%, respectively, of its entire inventory purchases from one European supplier and 100% of its NeuroMove inventory from one supplier. Management believes that its relationships with these suppliers is strong, however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short term disruption to operations, a period of time in which products would not be available and additional expenses may be incurred.

Note 7 - EMPLOYMENT AGREEMENTS

On February 1, 2004, Zynex Medical, Inc. entered into a three-year employment agreement with the Company's President and Chief Executive Officer. The agreement expired January 31, 2007 and, the agreement was automatically extended for an additional two-year period. The initial annual base salary under the agreement was $174,000 and may be increased annually at the board of director's discretion. The agreement also provides for a 50% annual bonus if annual net revenue exceeds $2.25 million, medical and life insurance, and a vehicle. The agreement contains a non-compete provision for the term of the agreement that extends for 24 months following termination of the agreement.

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

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

On May 31, 2005, Zynex Medical Holdings, Inc. entered into a compensation agreement with Peter J. Leveton, the Company's Chief Financial Officer to be effective as of April 18, 2005 (the "Effective Date"). Mr. Leveton’s employment with the Company was terminated on February 16, 2007. The agreement provided for a monthly salary of $2,250 per month. It also provided for an increase in the monthly salary of an additional $4,000 per month (the "First Raise") in the event (a) the Company obtained a line of credit of at least $250,000, or (b) the Company received third party equity or debt investment of at least $1,000,000, or (c) the Company had annual audited "positive net cash provided by operating activities" of at least $500,000, or (d) the Company underwent a liquidity event with a valuation of at least $10,000,000 (items (b) through (d) shall be referred to as "Raise Events"). Mr. Leveton met the standard for the First Raise and it was in effect. The agreement also provided for an additional increase in the monthly salary of $5,000 per month (the "Second Raise") in the event the Company undergoes a Raise Event. Mr. Leveton met the standard for the Second Raise in 2006, and it was in effect. The First Raise and Second Raise, once earned and vested, were paid in arrears with respect to each month of employment beginning as of the Effective Date through the month of vesting, and then were paid currently through the date of termination of Mr. Leveton's employment. Mr. Leveton and the Company entered into a Separation Agreement whereby Mr. Leveton agreed to extend payment of the previously earned portion of the second raise over the ten-month period January-October 2007 with interest at 8.25%.

Under the Agreement Mr. Leveton received stock options to purchase up to 350,000 shares of the Company's Common Stock. Such options shall have a ten year term, and an exercise price equal to the fair market value of the Common Stock on the date of grant, April 18, 2005. Such options are subject to vesting as follows: 100,000 shares vest on the date of grant; 25,000 shares vest on June 30, 2005, provided that Mr. Leveton is employed as of such date; and 25,000 shares vest as of the last day of each full calendar quarter beginning as of July 1, 2005 through March 31, 2007, provided that Mr. Leveton is employed as of such date; and 50,000 shares vest upon a Raise Event if Mr. Leveton is employed as of such dates or if Mr. Leveton played an active, integral and key role in accomplishing such event, and such event occurred within 30 days of voluntary termination or within 90 days of involuntary termination. All unvested quarterly options immediately vest and become exercisable upon a liquidity event with a valuation of at least $10,000,000; provided the liquidity event occurs during Mr. Leveton's employment or if Mr. Leveton played an active, integral and key role in accomplishing such event, within 90 days of involuntary termination. Except in the case of a liquidity event described above, all unvested options will expire upon the voluntary or involuntary termination of employment. As of February 16, 2007, 325,000 of the options had vested.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company provides the President with two automobiles for personal use costing $2,287 per month.

NOTE 9 - SUBSEQUENT EVENT

In February 2007 there was a change in the Chief Financial Officer position.

Effective February 19, 2007, the Company entered into a compensation arrangement with its new Chief Financial Officer, Fritz G. Allison. The arrangement provides for a monthly salary of $8,000 per month, before taxes, for the first three months and $10,000 per month, before taxes, thereafter; grant under the Company’s 2005 stock option plan of an option to purchase up to 100,000 shares of the Company’s common stock, with a ten year term starting February 19, 2007, an exercise price equal to $0.45 per share, the fair market value of the Company’s common stock on such date, and a vesting schedule of 25,000 shares vesting on the first anniversary of the date of grant and 25,000 shares vesting on each subsequent anniversary of the date of grant; a bonus payable in 2008 in the amount of $20,000 cash and an option grant for an additional 50,000 shares in the event (a) the Company’s net revenue meets a revenue target for 2007, (b) the Company has a positive net income for 2007, and (c) the Company does not have any restatements of its financial statements during 2007 and for any periods during 2007 or the year 2007 on or prior to the completion of the audit of the 2007 financial statements. Mr. Allison also received full health and dental insurance coverage through the Company.