Form 10QSB
period 2007-03-31
ZYNEX MEDICAL HOLDINGS INC
filed 2007-05-18
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number: 33-26787-D

Zynex Medical Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	90-0275169
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

As of May 15, 2007, 26,385,911 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

ZYNEX MEDICAL HOLDINGS, INC.
FORM 10-QSB

ITEM 1.    FINANCIAL STATEMENTS
Zynex Medical Holdings, Inc.
Condensed Consolidated Balance Sheet
March 31, 2007
(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$37,511
Accounts receivable, less allowance for uncollectible
accounts of $1,493,808	1,828,079
Inventory	687,349
Deferred consulting fees	39,375
Deferred financing fees	15,721
Prepaid expenses	15,167
Deferred tax asset	212,000
Other current assets	25,850

Total current assets	2,861,052

Property and equipment, less accumulated
depreciation of $288,711	383,672
Deposits	10,940

$3,255,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$519,230
Loan from stockholder	42,521
Capital lease	15,990
Accounts payable	336,484
Accrued expenses	296,224
Income taxes payable	245,700

Total current liabilities	1,456,149

Notes payable, less current maturities	189,283
Loan from stockholder, less current maturities	5,539
Capital lease, less current maturities	25,102
Long-term deferred tax liability	52,000

1,728,073

Contingencies and Commitments	--

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	--
Common stock, $0.001, par value, 100,000,000 shares authorized,
26,310,911 shares issued and outstanding	26,311
Additional paid-in capital	2,444,315
Accumulated deficit	(943,035)

Total stockholders' equity	1,527,591

$3,255,664

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	2007	2006

Net sales and rental income	$1,336,731	$505,091
Cost of sales and rentals	99,635	16,393

Gross profit	1,237,096	488,698

Operating expenses:
Selling, general and administrative	767,794	477,618
Depreciation	29,838	20,197
	797,632	497,815

Income (loss) from operations	439,464	(9,117)

Interest and other expense	(122,083)	(13,318)

Income (loss) before taxes	317,381	(22,435)

Income taxes	85,700	--

Net income (loss)	$231,681	$(22,435)

Net income (loss) per common and common equivalent share:
Basic	$0.01	$--

Diluted	$0.01	$--

Weighted average number of shares outstanding:
Basic	26,310,911	23,208,748

Diluted	27,399,773	23,208,748

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2007
(unaudited)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2006	26,310,911	$26,311	$2,435,859	$(1,174,716)	$1,287,454

Employee stock compensation expense			8,456		8,456

Net income				231,681	231,681

March 31, 2007	26,310,911	$26,311	$2,444,315	$(943,035)	$1,527,591

See accompanying notes to financial statements

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$231,681	$(22,435)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	29,838	20,197
Provision for losses in accounts receivable	393,808
Amortization of deferred consulting and financing fees	106,556	13,873
Issuance of common stock and warrants for consulting services	--	15,000
Provision for losses of inventory	12,000	--
Amortization of discount on note payable	47,030	--
Amortization of beneficial conversion feature	3,346	--
Deferred tax benefit	(160,000)	--
Employee stock compensation expense:	8,456	4,854
Changes in operating assets and liabilities:
Accounts receivable	(884,013)	(119,375)
Inventory	(138,336)	(33,649)
Prepaid expenses	22,897	(9,339)
Refundable income taxes	--	7,586
Other current assets	(14,600)	364
Accounts payable	(5,967)	(42,178)
Accrued expenses	24,642	17,360
Income taxes payable	245,700	--

Net cash used in operating activities	(76,962)	(147,742)

Cash flows from investing activities:
Purchases of equipment	(86,156)	(5,516)

Net cash used in investing activities	(86,156)	(5,516)

Cash flows from financing activities:
Payments on notes payable and capital lease	(58,340)	(39,040)
Proceeds from loans payable	--	240,000
Proceeds from loans from stockholder	--	107,000
Repayment of loans from stockholder	(6,138)	(29,826)

Net cash (used in) provided by financing activities	(64,568)	278,134

Net (decrease) increase in cash and cash equivalents	(227,686)	124,876

Cash and cash equivalents at beginning of period	265,197	18,733

Cash and cash equivalents at end of period	$37,511	$143,609

Supplemental cash flow information:
Interest paid	$11,099	$14,055

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

2.    Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2007 and the results of its operations for the quarters ended March 31, 2007 and 2006, and its cash flows for the three months ended March 31, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Furthermore, these financial statements should be read in conjunction with Zynex Medical Holdings, Inc.'s audited financial statements at December 31, 2006 included in the Company's Form 10-KSB filed April 17, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The most significant management estimates used in the preparation of the accompanying financial statements are associated with the collectibility of accounts receivable. Actual results could differ from those estimates.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.    Recent Accounting Pronouncement

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on January 1, 2007. The Company did not identify any controversial tax positions taken on open tax years and did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits and no interest expense or penalties were recognized during the quarter.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.     Stock Based Compensation

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options expire no later than ten years from the date of grant.

The Company has adopted Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. SFAS 123R requires the stock compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period).
For the three months ended March 31, 2007 and 2006, the Company recorded compensation expense related to stock options that decreased net income (increased net loss) from operations and decreased net income (increased net loss) by $8,456 and $4,854, respectively. The stock option compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

For the three months ended March 31, 2007 the Company granted 90,000 stock options to employees at an exercise price of $0.26 per share and 100,000 stock options to an employee at an exercise price of $0.45 per share. The fair value of stock options at the date of grant during the three months ended March 31, 2007 was $0.23 and $0.396. During the three months ended March 31, 2006 there were no options granted The Company used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2007:

2007
Expected life	7 years
Volatility	111.5-112.9%
Risk-free interest rate	4.68%
Dividend yield	0%

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

A summary of stock option activity under the Option Plan for the three months ended March 31, 2007 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2007	286,670	$0.34

Granted	190,000	$0.36
Exercised	--	$--
Forfeited	(22,000)	$0.33
Outstanding at March 31, 2007	454,670	$0.35	8.24 Years	$12120

Exercisable at March 31, 2007	55,167	$0.36	8.19 Years	$5490

In addition, 350,000 stock options that had been granted to an employee prior to January 1, 2007 forfeited as a result of the employee’s termination. The options had an exercise price of $0.22 and an original term of 10 years.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 A summary of status of the Company’s non-vested shares as of and for the three months ended March 31, 2007 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Nonvested at January 1, 2007	251,503	$0.33

Granted	190,000	$0.36
Vested	(20,500)	$0.30
Forfeited	(21,500)	$0.32
Nonvested at March 31, 2007	399,503	$0.35

As of March 31, 2007, we had $66,324 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.   Earnings Per Share
The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the if-converted and treasury-stock methods. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share for the three months ended March 31, 2006, as their effect is anti-dilutive.

The calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2007 is as follows:

Three Months Ended March 31, 2007
Basic
Net income applicable to common stockholders	$231,681
Weighted average shares outstanding - basic	26,310,911
Net income per share - basic	$0.01

Diluted
Net income applicable to common stockholders	$231,681
Weighted average shares outstanding - basic	26,310,911
Dilutive securities	1,088,862
Weighted average shares outstanding - diluted	27,399,773
Net income per share - diluted	$0.01

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    Loans from stockholder

Effective March 1, 2006 a previously non-interest bearing loan from Thomas Sandgaard, President and Chief Executive Officer, in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. As of March 31, 2007, $6,759 of this amount remained outstanding.

In 2006 Mr. Sandgaard loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. As of March 31, 2007, $31,329 of this amount remained outstanding The remaining $96,900 was represented by 8.25% demand notes and will be repaid as the Company's cash position and its financing covenants allow. As of March 31, 2007, $9,972 of this amount remained outstanding. The loans from Mr. Sandgaard were used for working capital purposes.

7.    Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The effective income tax rate is reevaluated each reporting period. As of March 31, 2007, the Company has estimated its expected effective income tax rate applicable for the year is 27%, which is the statutory rate decreased by the effect of deductible expenses. Therefore, during the three months ended March 31, 2007, the Company recorded a provision for income taxes of $85,700. During the three months ended March 31, 2006, the Company did not record a provision for income taxes due to a loss position and due to uncertainty regarding the use of a net operating loss carryforwards. The Company anticipates net operating profits for the year ending December 31, 2007, although no assurance can be given. Refer to the Company's 2006 Form 10-KSB, Financial Statement Note 4.

At March 31, 2007, deferred tax assets are reduced by a valuation allowance of $387,000. The valuation allowance was reduced during the quarter by approximately $98,000. In addition, deferred tax assets increased by $59,000 due to the effects of temporary differences primarily attributable to an increase in the allowance for doubtful accounts receivable.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.    Subsequent Events

On October 18, 2006, the Company entered into a loan transaction with Ascendiant Capital Group, LLC (an affiliate of Ascendiant Securities, LLC) and issued to Ascendiant Capital (a) a secured Note in the total principal amount of $275,000 (the "Note") and (b) a five-year warrant to purchase a total of 429,867 shares of our common stock at a fixed exercise price of $0.39 per share. The Note is convertible into common stock at a fixed conversion price of $0.32 per share. Net proceeds of approximately $206,000 from the transaction have been used for general working capital.

In May 2007, the Company and Ascendiant Capital agreed to modify the terms of the note for extending the maturity date of the loan. Under the modified agreement the principal is to be paid in six equal monthly installments plus interest at 21%, although prepayment is permitted without penalty. The entire amount is to be repaid no later than October 18, 2007. For extending the note the Company issued 75,000 shares of common stock in May 2007. The extension agreement calls for additional shares to be issued every month as long as an outstanding balance remains on the note. The number of shares to be issued monthly depends upon the balance of the note, up to an aggregate maximum of 450,000 shares of common stock, which number includes the 75,000 shares of common stock issued in May 2007. Previously, 450,000 shares were to be issued upon the extension.

Events of default include, among other things, a failure to make payment of principal or interest due under the note and the occurrence of any event of default under an obligation for borrowed money in excess of $50,000. The note is secured by a second priority security interest in all of our assets. We issued the Note with an original issue discount of 5%, and we made a non-refundable prepayment of interest through April 18, 2007. In accordance with the Note, in October 2006 we paid to Ascendiant Capital $10,000 as a reimbursement of expenses in connection with the transaction and a fee of 65,000 shares of common stock. We also paid Ascendiant Securities a placement fee of $22,000 in cash and issued to Ascendiant Securities a five-year warrant for 103,139 shares of common stock at an exercise price of $0.39 per share.

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

Results of Operations

Net Sales and Rental Income. Net sales and rental income for the three months ended March 31, 2007 and 2006 were $1,336,731 and $505,091 respectively, an increase of $831,640 or 164.65%. The increase was primarily due to an increase in prescriptions (orders) for rentals and purchases of the Company’s standard electrotherapy products resulting from the addition of industry experienced commission only sales representatives in the last half of 2006 and increased rental income from the greater number of products placed in use during the prior and current periods.

Our sales and rental income is reported net, after deductions for bad debt and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The amounts deducted from net sales and rental income for these charges increased in the three months ended March 31, 2007 by $916,651 or 259.5% when compared to the same period in 2006. This increase is higher in proportion to the increase in net sales because we increased the expected deductions based upon experience.
Gross Profit. Gross profit for the three months ended March 31, 2007 was $1,237,096 or 92.5 % of net revenue. For the three months ended March 31, 2007 this represents an increase of $748,398 or 153.1% from the gross profit of $488,698 or 96.8% of net revenue for the three months ended March 31, 2006. The increase in gross profit for the three months ended March 31, 2007 as compared with the same period in 2006 is primarily because revenue increased from the prior period. The decrease in gross profit percentage for the three months ended March 31, 2007 as compared with the same period in 2006 is primarily because of (1) the previously mentioned increase in the estimated deductions from revenue which reduce sales without impacting cost of sales and (2) a charge to cost of sales of $12,000 to reserve for inventory valuation. This charge is to reserve for damaged or obsolete inventory.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2007 were $767,794 an increase of $290,175 or 60.9%, compared to $477,618 for the same period in 2006.  The increase was primarily due to increases in sales representative commissions, payroll, public company expenses, legal expenses, accounting services and office expenses.  The increases were in part offset by lower consulting, advertising, marketing and promotion costs.

Depreciation. Depreciation expense the three months ended March 31, 2007 was $29,838 an increase of $9,642 or 47.7%, compared to $20,197 for the same period in 2006. Depreciation expense increased because of more equipment out on rental which is considered property and equipment.

Interest and other expense.  Interest and other expense was $122,083 for the three months ended March 31, 2007, an increase of $108,756 compared to $13,318 for the same period in 2006. The increases resulted primarily from the Company's increase in commercial bank debt, the note issued to Ascendiant Capital as well as loans from its majority stockholder, which is described in Note 3 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Income tax expense. We reported expenses for income taxes in the amount of $85,700. This is primarily due to our having an income before taxes of $317,381, which we expect to consume our net operating loss carry-forward. We expect that we will have to pay taxes on income going forward.

Liquidity and Capital Resources. We have limited liquidity.

We expect that our cash requirements will increase as our operations expand and to fully implement our business plan. For this reason we may raise additional capital through debt or equity financing in 2007. To achieve this objective from time to time we are in discussions with investment bankers and potential investors that may provide short and long term funding. There can be no assurance that we will be able to raise such additional financing or do so on terms that are acceptable to the Company.

Our limited liquidity is primarily a result of (a) the required high levels of consignment inventory that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rentals prior to reimbursement for such transaction, (c) the high level of outstanding accounts receivable because of the deferred payment practices of third party health payers, and (d) the delayed cost recovery inherent in rental transactions. Our growth results in higher cash needs.

Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash resulting from operations and liquidity.

Cash used in operating activities was $76,962 for the three months ended March 31, 2007 compared to $147,742 cash for the three months ended March 31, 2006. The primary reasons for the increase in cash flow was the net income in 2007 compared to 2006, an increase in non-cash expenses including provision for loss on accounts receivable, an increase in prepaid expenses, an increase in accounts receivable due to the increase in gross revenue and a slower increase in accounts payable in 2007 than in 2006.

Cash used in investing activities for the three months ended March 31, 2007 was $86,156 compared to cash used in investing activities of $5,516 for the same period in 2006. Cash used in investing activities primarily represents the purchase and in-house production of rental products.

Cash used in financing activities was $64,568 for the three months ended March 31, 2007 compared with cash provided by financing activities of $278,134 for the three months ended March 31, 2006. The primary financing sources of cash in 2006 were loan proceeds from our bank and our stockholder.

Recently issued accounting pronouncement:

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109". This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted this statement effective for our fiscal year beginning January 1, 2007. We have described the impact of adopting FIN 48 in our condensed consolidated financial statements in Note 3, Recent Accounting Pronouncement.

 SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need to obtain additional capital in order to grow our business, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, our dependence on third party manufacturers to produce our goods on time and to our specifications, the acceptance of our products by hospitals and clinicians, implementation of our sales strategy including a strong direct sales force and other risks described in our 10-KSB Report for the year ended December 31, 2006.

ITEM 3. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in internal control over financial reporting relating to inventory, as discussed in Note 12 to the December 31, 2005 Condensed Consolidated Financial Statements filed as part of the Amendment No. 1 to the December 31, 2005 Form 10-KSB, the Company’s disclosure controls and procedures were not effective as of March 31, 2007.

Remediation Efforts

In the fourth quarter of 2006, we implemented systems, procedures and controls relating to the cost and quantity of our inventory and in particular our rental products and finished goods. These systems and procedures include a comprehensive tracking by serial number of inventory throughout our organization and on rental with our customers. We will continue to review our internal controls and procedures and will take further action as appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

             (a)  Exhibits

Exhibit Number	Description

10.1	Letter Agreement, dated May 3, 2007 with Ascendiant Capital Group, LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX MEDICAL HOLDINGS, INC.
Dated: May 18, 2007	/s/ Thomas Sandgaard
Thomas Sandgaard,
President, Chief Executive Officer and Treasurer

Dated: May 18, 2007	/s/ Fritz G. Allison
Fritz G. Allison,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Letter Agreement, dated May 3, 2007 with Ascendiant Capital Group, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350