Form 10QSB
period 2007-06-30
ZYNEX MEDICAL HOLDINGS INC
filed 2007-08-17
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007 26,820,351 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

ZYNEX MEDICAL HOLDINGS, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Zynex Medical Holdings, Inc.
Condensed Consolidated Balance Sheet
June 30, 2007
(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$21,054
Accounts receivable, less allowance for uncollectible
accounts of $1,871,770	2,288,818
Inventory	688,225
Deferred consulting fees	22,500
Deferred financing fees	9,208
Prepaid expenses	6,868
Deferred tax asset	391,000
Other current assets	20,950

Total current assets	3,448,623

Property and equipment, less accumulated
depreciation of $321,470	449,937
Deposits	10,940

$3,909,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$254,483
Loan from stockholder	74,691
Capital lease	16,332
Accounts payable	444,549
Accrued expenses	275,202
Income taxes payable	546,000

Total current liabilities	1,611,257

Notes payable, less current maturities	126,448
Loan from stockholder, less current maturities	37,683
Capital lease, less current maturities	20,888
Long-term deferred tax liability	61,000

1,857,276

Contingencies and Commitments	--

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,	--
no shares issued or outstanding
Common stock, $0.001, par value, 100,000,000 shares authorized,	26,771
26,770,827 shares issued and outstanding
Additional paid-in capital	2,616,940
Accumulated deficit	(591,487)

Total stockholders' equity	2,052,224

$3,909,500

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales and rental income	$1,505,207	$560,860	$2,841,938	$1,065,951
Cost of sales and rentals	175,747	107,610	275,382	124,003

Gross profit	1,329,460	453,250	2,566,556	941,948

Operating expenses:
Selling, general and administrative	716,400	506,686	1,484,194	984,304
Depreciation	32,659	22,037	62,497	42,233
Total operating expenses	749,059	528,723	1,546,691	1,026,537

Income (loss) from operations	580,401	(75,473)	1,019,865	(84,589)

Interest and other expense	(98,553)	(17,735)	(220,636)	(31,053)

Income (loss) before taxes	481,848	(93,208)	799,229	(115,642)

Income taxes	130,300	--	216,000	--

Net income (loss)	$351,548	$(93,208)	$583,229	$(115,642)

Net income (loss) per common and common equivalent share
Basic	$0.01	$0.00	$0.02	$0.00

Diluted	$0.01	$0.00	$0.02	$0.00

Weighted average number of shares outstanding
Basic	26,427,002	23,277,197	26,369,277	23,244,065

Diluted	27,823,336	23,277,197	27,250,434	23,244,065

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2007
(unaudited)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2006	26,310,911	$26,311	$2,435,859	$(1,174,716)	$1,287,454

Issuance of common stock for loan extension and conversion	459,916	460	167,713		168,173

Employee stock compensation expense			13,368		13,368

Net income				583,229	583,229

June 30, 2007	26,770,827	$26,771	$2,616,940	$(591,487)	$2,052,224

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$583,229	$(115,642)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	62,497	42,233
Provision for losses in accounts receivable	771,770	--
Amortization of deferred consulting and financing fees	132,610	15,714
Issuance of common stock and warrants for consulting services, interest and loan fees	69,173	25,000
Provision for obsolete inventory	24,000	--
Amortization of discount on note payable	56,548	--
Amortization of beneficial conversion feature	3,904	--
Deferred tax benefit	(330,000)	--
Employee stock compensation expense	13,368	9,710
Changes in operating assets and liabilities:
Accounts receivable	(1,722,715)	(263,562)
Inventory	(151,212)	(10,404)
Prepaid expenses	31,198	(14,190)
Refundable income taxes	--	7,586
Other current assets	(9,700)	432
Accounts payable	102,097	78,073
Accrued expenses	2,613	3,029
Income taxes payable	546,000	--

Net cash provided by (used in) operating activities	185,380	(222,021)

Cash flows from investing activities:
Purchases of equipment	(185,191)	(40,139)

Net cash used in investing activities	(185,191)	(40,139)

Cash flows from financing activities:
Payments on notes payable and capital lease	(301,199)	(97,581)
Proceeds from loans payable	--	240,000
Proceeds from loans from stockholder	74,000	126,900
Repayment of loans from stockholder	(17,133)	(57,632)
Issuance of common stock	--	108,563

Net cash (used in) provided by financing activities	(244,332)	320,250

Net (decrease) increase in cash and cash equivalents	(244,143)	58,090

Cash and cash equivalents at beginning of period	265,197	18,733

Cash and cash equivalents at end of period	$21,054	$76,823

Supplemental cash flow information:
Interest paid	$21,882	$30,282

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common stock	$99,175

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

2.    Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2007 and the results of its operations for the six and three months ended June 30, 2007 and 2006, and its cash flows for the six months ended June 30, 2007 and 2006.

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

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.     Stock Based Compensation

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

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

For the three months ended June 30, 2007 and 2006, the Company recorded compensation expense related to stock options that decreased net income (increased net loss) from operations and decreased net income (increased net loss) by $4,912 and $4,856, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded compensation expense related to stock options that decreased net income (increased net loss) from operations and decreased net income (increased net loss) by $13,368 and $9,710, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

For the three months ended June 30, 2007 the Company granted stock options to acquire 28,000 shares of common stock to employees at an exercise price of $0.42 per share. The fair value of stock options at the date of grant during the three months ended June 30, 2007 was $0.37. During the three months ended June 30, 2006 there were no options granted. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended June 30, 2007:

2007
Expected life	7 years
Volatility	108%
Risk-free interest rate	4.57%
Dividend yield	0%

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

A summary of stock option activity under the Option Plan for the six months ended June 30, 2007 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2007	286,670	$0.34

Granted	218,000	$0.37
Exercised	--	$--
Forfeited	(48,000)	$0.33
Outstanding at June 30, 2007	456,670	$0.35	8.90 Years	$227,028

Exercisable at June 30, 2007	55,167	$0.35	7.95 Years	$27,562

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2007, we had $68,635 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

In addition, stock options to acquire 350,000 shares of common stock that had been granted to an employee prior to January 1, 2007, which were granted separate from the Option Plan, forfeited as a result of the employee’s termination.  The options had an exercise price of $0.22 and an original term of 10 years.

5.   Earnings Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the if-converted and treasury-stock methods. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share for the six and three months ended June 30, 2006, as their effect is anti-dilutive.

The calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2007 is as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Basic:
Net income applicable to common stockholders	$351,548	$583,229
Weighted average shares outstanding - basic	26,427,002	26,369,277
Net income per share - basic	$0.01	$0.02

Diluted:
Net income applicable to common stockholders	$351,548	$583,229
Weighted average shares outstanding - basic	26,427,002	26,369,277
Dilutive securities	1,396,335	881,157
Weighted average shares outstanding - diluted	27,823,336	27,250,434
Net income per share - diluted	$0.01	$0.02

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    Loans From Stockholder

Effective March 1, 2006 a previously non-interest bearing loan from Thomas Sandgaard, President and Chief Executive Officer, in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006.  As of June 30, 2007, $4,729 of this amount remained outstanding.

In 2006 Mr. Sandgaard loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. As of June 30, 2007, $27,385 of this amount remained outstanding   The remaining $96,900 was represented by 8.25% demand notes and will be repaid as the Company's cash position and its financing covenants allow. As of June 30, 2007, $8,183 of this amount remained outstanding. The loans from Mr. Sandgaard were used for working capital purposes.

In May and June 2007, Mr. Sandgaard made 24-month unsecured loans to the Company in the principal amounts of $50,000 and $24,000 for a total amount of $74,000, The loans bear interest at 8.25% per annum and require monthly payments of $2,267, commencing June 2007 and $1,088 commencing July 2007, for a total of $3,355.  As of June 30, 2007, $48,077 and $24,000 remain outstanding. The loans from Mr. Sandgaard were used for working capital purposes and repayment of the Note Payable to Ascendiant Capital Group, LLC.

7.    Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The effective income tax rate is reevaluated each reporting period. As of June 30, 2007, the Company has estimated its expected effective income tax rate applicable for the year is 27%, which is the statutory rate decreased by the effect of deductible expenses. Therefore, during the six and three months ended June 30, 2007, the Company recorded a provision for income taxes of $216,000 and $130,300. During the six and three months ended June 30, 2006, the Company did not record a provision for income taxes due to a loss position and due to uncertainty regarding the use of a net operating loss carryforwards. The Company anticipates net operating profits for the year ending December 31, 2007, although no assurance can be given. Refer to the Company's 2006 Form 10-KSB, Financial Statement Note 4.

At June 30, 2007, deferred tax assets are reduced by a valuation allowance of $347,000.  The valuation allowance was reduced during the six months ended June 30, 2007 by approximately $138,000.  In addition, deferred tax assets increased by $198,000 due to the effects of temporary differences primarily attributable to an increase in the allowance for doubtful accounts receivable.  Deferred tax liabilities increased by $6,000.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.    Notes Payable

On October 18, 2006, the Company entered into a loan transaction with Ascendiant Capital Group, LLC (an affiliate of Ascendiant Securities, LLC) and issued to Ascendiant Capital (a) a secured Note in the total principal amount of $275,000 (the "Note") and (b) a five-year warrant to purchase a total of 429,867 shares of our common stock at a fixed exercise price of $0.39 per share. The Note was convertible into common stock at a fixed conversion price of $0.32 per share. Net proceeds of approximately $206,000 from the transaction were used for general working capital.

In May 2007, the Company and Ascendiant Capital agreed to extend the maturity date of the loan and to modify extension terms of the Note.  Under the modified agreement the principal was to be paid in six equal monthly installments plus interest at 21%, although prepayment was permitted without penalty.  The entire amount was to be repaid no later than October 18, 2007.  For extending the Note, the Company issued 75,000 shares of common stock in May 2007.  The shares were valued at $26,250.  The extension agreement called for additional shares to be issued every month as long as an outstanding balance remained on the Note.  The number of shares to be issued monthly depended upon the balance of the Note, up to an aggregate maximum of 450,000 shares of common stock, which number included the 75,000 shares of common stock issued in May 2007.  Previously, 450,000 shares were to be issued upon the extension.

In May 2007, the Company repaid principal of $100,000, interest of $4,812 and issued 50,000 shares of common stock valued at $21,500.

In June 2007, the Company repaid principal of $76,000, interest of $3,062 and issued 25,000 shares of common stock valued at $21,250.

On June 21, 2007, Ascendiant Capital surrendered the Note for conversion into common stock at the fixed conversion price of $0.32 per share.  The remaining principal of $99,000 plus accrued interest of $173 were converted into 309,916 shares of common stock.

9.    Subsequent Events

In July 2007, the Company received $495 and issued 49,524 shares of common stock from the exercise of warrants.  These warrants were originally issued in June 2004 with an exercise price of $0.01 per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.

Results of Operations

Net Sales and Rental Income. Net sales and rental income for the three and six months ended June 30, 2007, were $1,505,207 and  $2,841,938 an increase of $944,347 and $1,775,987 or 168% and 167% compared to $560,860 and $1,065,951 for the three and six months ended June 30, 2006. The increase in net sales and rental income for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s standard electrotherapy products. The increase resulted from the expansion of the sales force as discussed in the Company's Form 10-KSB filed April 17, 2007; greater awareness of the Company's products by end users and physicians resulting from marketing investments in 2006 and 2005; growing market penetration; and increased rental income from the greater number of Zynex products placed in use during prior periods. With the goal of further accelerating our growth we hired additional experienced sales representatives for a total of 41 outside sales representatives as of July 31, 2007 versus 10 such representatives as of July 31, 2006.

Our sales and rental income is reported net, after deductions for bad debt and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The amounts deducted from net sales and rental income for these charges in the three and six months ended June 30, 2007, were $1,517,770 and  $2,789,626 an increase of $1,107,351 and $2,006,793 or 269% and 256% compared to $410,419 and $782,833 for the three and six months ended June 30, 2006. This increase is higher in proportion to the increase in net sales because we increased the expected deductions based upon experience.

Gross Profit. Gross profit for the three and six months ended June 30, 2007, was $1,329,460 and $2,566,556 or 88.3 and 90.3 % of net revenue. For the three and six months ended June 30, 2007, this represents an increase of $876,210 and $1,624,608 or 193.3% and 172.5% from the gross profit of $453,250 or 80.8% and $941,948 or 88.4% of net revenue for the three and six months ended June 30, 2006. The increase in gross profit for the three and six months ended June 30, 2007 as compared with the same periods in 2006 is primarily because revenue increased from the prior periods. The increase in gross profit percentage for the three months and six months ended June 30, 2007 as compared with the same periods in 2006 is primarily because of an increase in rental income as a percentage of total revenue (rental equipment is depreciated and not part of the cost of goods sold) offset in part by an increase in the estimated deduction for contractual adjustments as described above.

Selling, General and Administrative. Selling, general and administrative expenses for the three and six months ended June 30, 2007 were $716,400 and $1,484,194 an increase of $209,714 and $499,890 or 41.4% and 50.8%, compared to $506,686 and $984,304 for the same periods in 2006.  The increase was primarily due to increases in sales representative commissions, payroll, public company expenses, legal expenses, accounting services and office expenses.  The increases were in part offset by lower advertising, marketing and promotion costs, utilities and temporary services.

Depreciation.  Depreciation expense for the three and six months ended June 30, 2007 were $32,659 and $62,497 an increase of $10,622 and $20,263 or 48.2% and 48.0%, compared to $22,037 and $42,233 for the same periods in 2006.  Depreciation expense increased because of more equipment out on rental which is considered property and equipment.

Interest and other expense.  Interest and other expense for the three and six months ended June 30, 2007 were $98,553 and $220,636 an increase of $80,818 and $189,583 or 455.7% and 610.5%, compared to $17,735 and $31,053 for the same periods in 2006. The increases resulted primarily from the Company's increase in commercial bank debt, the note issued to Ascendiant Capital as well as loans from its majority stockholder, which is described in Note 3 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and in Note 6 to the Condensed Consolidated Financial Statements in this Report.

Income tax expense.  We reported expenses for income taxes in the amount of $130,300 and $216,000 for the three and six months ended June 30, 2007.  This is primarily due to our having an income before taxes of $481,848 and $799,229 respectively. We expect to consume our net operating loss carry-forward, and therefore we will have to pay taxes on income going forward.

Liquidity and Capital Resources. We have limited liquidity.

Our cash requirements increase as our operations expand for the reasons indicated below for our limited liquidity.  We have begun to see our operations provide enough cash for our current requirements, and our planned operations might also provide sufficient cash to implement our business plan.  However, there can be no assurance that our operations will provide enough cash in the future.  For this reason we may raise additional capital through debt or equity financing in 2007. There can be no assurance that we will be able to raise such additional financing or do so on terms that are acceptable to the Company.

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

Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity.

Cash provided by operating activities was $185,380 for the six months ended June 30, 2007 compared to $222,021 of cash used by operating activities for the six months ended June 30, 2006. The primary reasons for the increase in cash flow was the net income in 2007 compared to 2006, an increase in non-cash expenses including provision for loss on accounts receivable and amortization of note payable discount, a decrease in prepaid expenses, an increase in accounts receivable due to the increase in gross revenue and a larger increase in accounts payable in 2007 than in 2006.

Cash used in investing activities for the six months ended June 30, 2007 was $185,191 compared to cash used in investing activities of $40,139 for the same period in 2006. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of computers.

Cash used in financing activities was $244,332 for the six months ended June 30, 2007 compared with cash provided by financing activities of $320,250 for the six months ended June 30, 2006.  The primary financing use of cash in 2007 were the payments on notes payable including the note payable to Ascendiant Capital Group, LLC.  This was partially offset by the issuance of common stock used in the conversion of the remaining portion of the Ascendiant note.  Loan proceeds from a stockholder was another source of financing cash in 2007. The primary financing sources of cash in 2006 were loan proceeds from our bank, our stockholder and the issuance of common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in internal control over financial reporting relating to inventory, as discussed in Note 12 to the December 31, 2005 Condensed Consolidated Financial Statements filed as part of the Amendment No. 1 to the December 31, 2005 Form 10-KSB, the Company’s disclosure controls and procedures were not effective as of June 30, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first half of 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending or threatened legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of 2007 we issued 150,000 shares of common stock to modify the extension terms of the note issued in 2006 to Ascendiant Capital Group, LLC and the extension of the maturity date.  On June 21, 2007, we issued 309,916 shares of common stock upon the conversion of the note by Ascendiant Capital at a conversion price of $0.32 per share.  The information in Note 8 to the Condensed Consolidated Financial Statements in this Report as to the stock issuances is incorporated herein by reference. In these issuances, we made no general solicitation, and we believe Ascendiant Capital is an accredited investor or met the standards for purchase in a non-public offering.  We relied upon an exemption from securities registration for a non-public offering and, in the case of the conversion, also for an exchange under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

10.1	Promissory Note dated May 16, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 29, 2007

10.2	Promissory Note dated June 15, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 29, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX MEDICAL HOLDINGS, INC.
Dated August 15, 2007	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated August 15, 2007	/s/ Fritz G. Allison
Fritz G. Allison
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Promissory Note dated May 16, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 29, 2007

10.2	Promissory Note dated June 15, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 29, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350