Form 10QSB
period 2007-09-30
ZYNEX MEDICAL HOLDINGS INC
filed 2007-11-19
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number: 33-26787-D

Zynex Medical Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-26787-D	90-0214497
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

 8022 Southpark Circle, Suite 100
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

As of November 2, 2007 26,821,589 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

ZYNEX MEDICAL HOLDINGS, INC.
FORM 10-QSB
INDEX

Page No.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheet (unaudited) – September 30,2007.	3
Condensed Consolidated Statements of Operations (unaudited) - Three Months and Nine Months Ended September 30, 2007 and 2006.	4
Condensed Consolidated Statement of Stockholders' Equity (unaudited) - Nine Months Ended September 30, 2007.	5
Condensed Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended September 30, 2007 and 2006.	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operations	13
Item 3. Controls and Procedures	15

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	17

SIGNATURES	18

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Zynex Medical Holdings, Inc.
Condensed Consolidated Balance Sheet
September 30, 2007
(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,539
Accounts receivable, less allowance for uncollectible
accounts of $3,641,910	3,132,279
Inventory	898,259
Deferred consulting fees	5,625
Deferred financing fees	7,367
Prepaid expenses	25,929
Deferred tax asset	720,000
Advances, related parties	40,570

Total current assets	4,833,568

Property and equipment, less accumulated
depreciation of $366,502	652,157
Deposits	10,940

$5,496,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$253,195
Loan from stockholder	125,787
Capital lease	16,681
Accounts payable	674,614
Accrued expenses	481,931
Income taxes payable	1,094,000

Total current liabilities	2,646,208

Notes payable, less current maturities	64,497
Loan from stockholder, less current maturities	27,054
Capital lease, less current maturities	16,585
Long-term deferred tax liability	69,000

2,823,344

Contingencies and Commitments	--

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	--
Common stock, $0.001, par value, 100,000,000 shares authorized,
26,821,589 shares issued and outstanding	26,822
Additional paid-in capital	2,623,521
Retained earnings	22,978

Total stockholders' equity	2,673,321

$5,496,665

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006

Net sales and rental income	$2,104,446		$743,787	$4,946,384		$1,809,738
Cost of sales and rentals	158,085		109,191	433,467		233,194

Gross profit	1,946,361		634,596	4,512,917		1,576,544

Operating expenses:
Selling, general and administrative	1,045,087		576,030	2,529,281		1,560,334
Depreciation	45,130		24,479	107,627		66,713
Total operating expenses	1,090,217		600,509	2,636,908		1,627,047

Income (loss) from operations	856,144		34,087	1,876,009		(50,503)

Interest and other expense	(14,679)		(11,195)	(235,315)		(42,248)

Income (loss) before taxes	841,465		22,892	1,640,694		(92,751)

Income taxes	227,000		--	443,000		--

Net income (loss)	$614,465		$22,892	$1,197,694		$(92,751)

Net income (loss) per common and common equivalent share
Basic	$0.02	$	*	$0.04	$	*

Diluted	$0.02	$	*	$0.04	$	*

Weighted average number of shares outstanding
Basic	26,807,712		24,095,566	26,518,714		23,531,017

Diluted	29,332,352		24,300,389	28,588,545		23,531,017

* Less then $0.01 per share
See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2007
(unaudited)

	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Balances at December 31, 2006	26,310,911	$26,311	$2,435,859	$(1,174,716)	$1,287,454

Issuance of common stock for loan extension and conversion	459,916	460	167,713		168,173

Issuance of common stock for the exercise of warrants	49,524	50	445		495

Issuance of common stock for cash	1,238	1	1,175		1,176

Employee stock compensation expense			18,329		18,329

Net income				1,197,694	1,197,694

September 30, 2007	26,821,589	$26,822	$2,623,521	$22,978	$2,673,321

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Condensed Consolidated Statements of Cash Flow
(unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,197,694	$(92,751)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	107,627	66,713
Provision for losses in accounts receivable	2,541,910	--
Amortization of deferred consulting and financing fees	148,660	17,556
Issuance of common stock and warrants for consulting services, interest and loan fees	69,173	127,000
Provision for obsolete inventory	36,000	--
Amortization of discount on note payable	56,548	--
Amortization of beneficial conversion feature	3,904	--
Deferred tax benefit	(651,000)	--
Employee stock compensation expense	18,329	14,436
Changes in operating assets and liabilities:
Accounts receivable	(4,336,316)	(497,954)
Inventory	(373,247)	21,629
Prepaid expenses	12,137	(84,378)
Refundable income taxes	--	7,586
Other current assets	(29,320)	273
Accounts payable	332,162	174,591
Accrued expenses	209,341	38,902
Income taxes payable	1,094,000	--

Net cash provided by (used in) operating activities	437,602	(206,397)

Cash flows from investing activities:
Purchases of equipment	(432,433)	(102,522)

Net cash used in investing activities	(432,433)	(102,522)

Cash flows from financing activities:
Payments on notes payable and capital lease	(363,618)	(151,374)
Proceeds from loans payable	--	240,000
Proceeds from loans from stockholder	133,500	146,900
Repayment of loans from stockholder	(38,380)	(90,984)
Issuance of common stock	1,671	151,988

Net cash (used in) provided by financing activities	(266,827)	296,530

Net decrease in cash and cash equivalents	(261,658)	(12,389)

Cash and cash equivalents at beginning of period	265,197	18,733

Cash and cash equivalents at end of period	$3,539	$6,344

Supplemental cash flow information:
Interest paid	$31,051	$46,459

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common stock	$99,000

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

2.    Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2007 and the results of its operations for the nine and three months ended September 30, 2007 and 2006, and its cash flows for the nine months ended September 30, 2007 and 2006.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The most significant management estimates used in the preparation of the accompanying financial statements include those associated with the collectibility of accounts receivable. Actual results could differ from those estimates.

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

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. SFAS 123R requires the stock compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period).

For the three months ended September 30, 2007 and 2006, the Company recorded compensation expense related to stock options that decreased net income (increased net loss) from operations and decreased net income (increased net loss) by $4,962 and $4,727, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded compensation expense related to stock options that decreased net income (increased net loss) from operations and decreased net income (increased net loss) by $18,329 and $14,426, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

For the three months ended September 30, 2007 the Company granted stock options to acquire 38,000 shares of common stock to employees at an exercise price of $0.85 per share. The fair value of stock options at the date of grant during the three months ended September 30, 2007 was $0.69. During the three months ended September 30, 2006 the Company granted stock options to acquire 122,000 shares of common stock at an exercise price of $0.27. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended September 30, 2007:

2007
Expected life	7 years
Volatility	101.6%
Risk-free interest rate	4.19%
Dividend yield	0%

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

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of stock option activity under the Option Plan for the nine months ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2007	286,670	$0.34

Granted	256,000	$0.44
Exercised	--	$--
Forfeited	(124,335)	$0.34
Outstanding at September 30, 2007	418,335	$0.40	7.08 Years	$383,511

Exercisable at September 30, 2007	88,835	$0.34	8.04 Years	$87,086

A summary of status of the Company’s non-vested shares as of and for the nine months ended September 30, 2007 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Nonvested at January 1, 2007	251,503	$0.26

Granted	256,000	$0.38
Vested	(56,168)	$0.25
Forfeited	(121,835)	$0.27
Nonvested at September 30, 2007	329,500	$0.35

As of September 30, 2007, the Company had $81,242 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 6.5 years.

In addition, stock options to acquire 350,000 shares of common stock were granted to an employee prior to January 1, 2007, which were granted separate from the Option Plan.  Upon the employee’s termination in February, 2007, options for 325,000 shares of common stock were vested and options for 25,000 shares of common stock were unvested and forfeited.  The options for 325,000 shares of common stock remain outstanding; these options have an exercise price of $0.22 per share and expire in April 2015, except options for 100,000 shares of common stock, which expire in April 2010.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.   Earnings Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting net earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the if-converted and treasury-stock methods. The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2006, as their effect is anti-dilutive.

The calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2007 and for the three months ended September 30, 2006 is as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006
Basic:
Net income applicable to common stockholders	$614,465	$1,197,694	$22,892
Weighted average shares outstanding - basic	26,807,712	26,518,714	24,095,566
Net income per share - basic	$0.02	$0.04	$0.00

Diluted:
Net income applicable to common stockholders	$614,465	$1,197,694	$22,892
Weighted average shares outstanding - basic	26,807,712	26,518,714	24,095,566
Dilutive securities	2,524,639	2,069,831	204,824
Weighted average shares outstanding - diluted	29,332,352	28,588,545	24,300,389
Net income per share - diluted	$0.02	$0.04	$0.00

6.    Loans from stockholder

Effective March 1, 2006 a previously non-interest bearing loan from Thomas Sandgaard, President and Chief Executive Officer, in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006.  As of September 30, 2007, $1,569 of this amount remained outstanding.

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In 2006 Mr. Sandgaard loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. As of September 30, 2007, $21,056 of this amount remained outstanding   The remaining $96,900 was represented by 8.25% demand notes and is being repaid as the Company's cash position and its financing covenants allow. As of September 30, 2007, $7,277 of this amount remained outstanding. The loans from Mr. Sandgaard were used for working capital purposes.

In May and June 2007, Mr. Sandgaard made 24-month unsecured loans to the Company in the principal amounts of $50,000 and $24,000 for a total amount of $74,000, The loans bear interest at 8.25% per annum and require monthly payments of $2,267, commencing June 2007 and $1,088 commencing July 2007, for a total of $3,355.  As of September 30, 2007, $42,227 and $21,212 remain outstanding. The loans from Mr. Sandgaard were used for working capital purposes and repayment of the Note Payable to Ascendiant Capital Group, LLC.

In September 2007, Mr. Sandgaard made a loan to the Company in the principal amounts of $59,500. The loan bears interest at 8.25% per annum commencing September 30, 2007 and is a demand note.  As of September 30, 2007, $59,500 remains outstanding. The loan from Mr. Sandgaard was used for working capital purposes.

7.    Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The effective income tax rate is reevaluated each reporting period. As of September 30, 2007, the Company has estimated its expected effective income tax rate applicable for the year is 27%, which is the statutory rate decreased by the effect of deductible expenses. Therefore, during the three and nine months ended September 30, 2007, the Company recorded a provision for income taxes of $227,000 and $443,000. During the nine and three months ended September 30, 2006, the Company did not record a provision for income taxes due to a loss position and due to uncertainty regarding the use of net operating loss carryforwards. The Company anticipates net operating income for the year ending December 31, 2007, although no assurance can be given. Refer to the Company's 2006 Form 10-KSB, Financial Statement Note 4.

At September 30, 2007, deferred tax assets are reduced by a valuation allowance of $170,000.  The valuation allowance was reduced during the nine months ended September 30, 2007 by approximately $315,000.  In addition, deferred tax assets increased by $350,000 due to the effects of temporary differences primarily attributable to an increase in the allowance for doubtful accounts receivable. Deferred tax liabilities increased by $14,000.

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

ZYNEX MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In May 2007, the Company and Ascendiant Capital agreed to extend the maturity date of the loan and to modify extension terms of the Note.  Under the modified agreement the principal was to be paid in six equal monthly installments plus interest at 21%, although prepayment was permitted without penalty.  The entire amount was to be repaid no later than October 18, 2007.  For extending the Note, the Company issued 75,000 shares of common stock in May 2007.  The shares were valued at $26,500. The extension agreement called for additional shares to be issued every month as long as an outstanding balance remained on the Note.  The number of shares to be issued monthly depended upon the balance of the Note, up to an aggregate maximum of 450,000 shares of common stock, which number included the 75,000 shares of common stock issued in May 2007.  Previously, 450,000 shares were to be issued upon the extension.

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

9.    Subsequent Events

In November 2007, the Company entered into a 25-month sublease of office, plant and warehouse space in Littleton, Colorado.  The lease provides for annual rent of $100,975 plus property taxes and maintenance costs.

.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.

Results of Operations

Net Sales and Rental Income. Net sales and rental income for the three and nine months ended September 30, 2007, were $2,104,446 and  $4,946,384 an increase of $1,360,659 and $3,136,646 or 183% and 173% compared to $743,787 and $1,809,738 for the three and nine months ended September 30, 2006. The increase in net sales and rental income for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s electrotherapy products. The increase resulted from the expansion of the sales force as discussed in the Company's Form 10-KSB filed April 17, 2007; greater awareness of the Company's products by end users and physicians resulting from marketing investments in 2006 and 2005; growing market penetration; and increased rental income from the greater number of Zynex products placed in use during prior periods. We continue to add outside sales representatives with a small increase to the total number of such representatives since July 31, 2007.

Our sales and rental income is reported net, after deductions for bad debt and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The amounts deducted from net sales and rental income for these charges in the three and nine months ended September 30, 2007, were $1,877,765 and  $4,667,391 an increase of $1,336,533 and $3,325,043 or 247% and 248% compared to $541,232 and $1,342,348 for the three and nine months ended September 30, 2006. This increase is higher in proportion to the increase in net sales because we increased the expected deductions based upon experience.

Gross Profit. Gross profit for the three and nine months ended September 30, 2007, was $1,946,361 and $4,512,917 or 92.5 and 91.2 % of net revenue. For three and nine months ended September 30, 2007, this represents an increase of $1,311,765 and $2,936,373 or 206.7% and 186.3% from the gross profit of $634,596 or 85.3% and $1,576,544 or 87.1% of net revenue for the three and nine months ended September 30, 2006. The increase in gross profit for the three and nine months ended September 30, 2007 as compared with the same periods in 2006 is primarily because revenue increased from the prior periods. The increase in gross profit percentage for the three and nine months ended September 30, 2007 as compared with the same periods in 2006 is primarily because of an increase in rental income as a percentage of total revenue (rental equipment is depreciated and not part of the cost of goods sold) offset in part by an increase in the estimated deduction for contractual adjustments as described above.

Selling, General and Administrative. Selling, general and administrative expenses for the three and nine months ended September 30, 2007 were $1,045,087 and $2,529,281 an increase of $469,057 and $968,947 or 81.4% and 62.1%, compared to $576,030 and $1,560,334 for the same periods in 2006.  The increase was primarily due to increases in sales representative commissions, payroll, public company expenses, legal expenses, accounting services and office expenses.  The increases were in part offset by lower advertising, marketing and promotion costs, utilities and temporary services.  Because we have moved to new space effective in November 2007, which is described in Note 9 to the consolidated financial statements included in this report, and we have not yet subleased our previous location, we may incur an increase to selling, general and administrative expenses of approximately $20,000 per quarter.

Depreciation.  Depreciation expense for the three and nine months ended September 30, 2007 were $45,130 and $107,627 an increase of $20,651 and $40,914 or 84.4% and 61.3%, compared to $24,479 and $66,713 for the same periods in 2006.  Depreciation expense increased primarily because of more equipment out on rental, which is considered property, and equipment.

Interest and other expense.  Interest and other expense for the three and nine months ended September 30, 2007 were $14,679 and $235,315 an increase of $3,484 and $193,067 or 31.1% and 457.0%, compared to $11,195 and $42,248 for the same periods in 2006. The increases resulted primarily from the Company's increase in commercial bank debt, the note issued to Ascendiant Capital as well as loans from its majority stockholder, which is described in Note 3 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and in Notes 6 and 8 on the Condensed Consolidated Financial Statements in this Report.

Income tax expense.  We reported expenses for income taxes in the amount of $227,000 and $443,000 for the three and nine months ended September 30, 2007.  This is primarily due to our having an income before taxes of $841,465 and $1,640,694 respectively. We expect to consume our net operating loss carry-forward, and therefore we will have to pay taxes on income going forward. Deferred tax assets have increased due to the effects of temporary differences primarily attributable to an increase in the allowance for doubtful accounts receivable.

Liquidity and Capital Resources. We have limited liquidity.

Our cash requirements increase as our operations expand for the reasons indicated below for our limited liquidity.  We have begun to see our operations provide enough cash for our current requirements, and our planned operations might also provide sufficient cash to implement our business plan.  However, there can be no assurance that our operations will provide enough cash in the future.  For this reason we may raise additional capital through debt or equity financing in 2007 or 2008. There can be no assurance that we will be able to raise such additional financing or do so on terms that are acceptable to the Company.

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

Cash provided by operating activities was $437,602 for the nine months ended September 30, 2007 compared to $206,397 of cash used by operating activities for the nine months ended September 30, 2006. The primary reasons for the increase in cash flow was the net income in 2007 compared to 2006, an increase in non-cash expenses including provision for losses on accounts receivable and amortization of note payable discount, a decrease in prepaid expenses, an increase in accounts receivable due to the increase in gross revenue and a larger increase in accounts payable in 2007 than in 2006.

Cash used in investing activities for the nine months ended September 30, 2007 was $432,433 compared to cash used in investing activities of $102,522 for the same period in 2006. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of computers.

Cash used in financing activities was $266,827 for the nine months ended September 30, 2007 compared with cash provided by financing activities of $296,530 for the nine months ended September 30, 2006.  The primary financing use of cash in 2007 were the payments on notes payable including the note payable to Ascendiant Capital Group, LLC.  This was partially offset by the issuance of common stock used in the conversion of the remaining portion of the Ascendiant note.  Loan proceeds from a stockholder was another source of financing cash in 2007. The primary financing sources of cash in 2006 were loan proceeds from our bank, our stockholder and the issuance of common stock.

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

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in internal control over financial reporting relating to inventory, as discussed in Note 12 to the December 31, 2005 Condensed Consolidated Financial Statements filed as part of the Amendment No. 1 to the December 31, 2005 Form 10-KSB, the Company’s disclosure controls and procedures were not effective as of September 30, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first nine months of 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are not a party to any material pending or threatened legal proceedings.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2007 we issued 49,524 shares of common stock upon the exercise of then outstanding warrants at an exercise price of $0.01 per share, and 1,238 shares of common stock at $0.95 per share in cash.  The warrants were exercised by persons who acquired the warrants as part of the non-public offering of common stock and warrants in 2006.  In these issuances, we made no general solicitation, and we believe the acquiring parties were accredited investors or met the standards for purchase in a non-public offering.  We relied upon an exemption from securities registration for a non-public offering.

During the third quarter of 2007, we issued options for a total of 38,000 shares of common stock to employees at an average exercise price of $0.85.  These options expire on June 30, 2017 and vest as follows, 25% on June 30, 2008, 25% on June 30, 2009, 25% on June 30, 2010 and the final 25% on June 30, 2011. We made no general solicitation and we believe that the issuance of the options met the standards for purchases under an exemption for a non-public offering or did not constitute a sale.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

(a)  Exhibits

10.1	Promissory Note dated September 30, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX MEDICAL HOLDINGS, INC.
Dated November 19, 2007	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated November 19, 2007	/s/ Fritz G. Allison
Fritz G. Allison
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Promissory Note dated September 30, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350