Form 10KSB
period 2007-12-31
ZYNEX MEDICAL HOLDINGS INC
filed 2008-04-16
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the year ended December 31, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to _____

Commission file number 33-26787-D

ZYNEX MEDICAL HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8022 Southpark Cir, Suite 100, Littleton, Colorado	80120
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (303) 703-4906

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

The issuer's revenues for its most recent year were $8,048,253

The aggregate market value of the 10,698,195 common shares held by non-affiliates of the registrant was $14,549,545 computed by reference to the closing price of such stock as listed on the OTC Bulletin Board on April 11, 2008. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant's common shares.

As of April 15, 2008, 28,943,695 shares of common stock are issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Form (check one):   Yes [ ]   No [X]

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to the need to obtain additional capital in order to grow our business, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, our dependence upon third party manufacturers to produce our goods on time and to our specifications, the acceptance of our products by hospitals and clinicians, implementation of our sales strategy including a strong direct sales force and other risks described in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." We undertake no obligation to update any forward-looking statements to reflect any future events or developments. These forward-looking statements speak only as of the date of this Report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

On February 11, 2004, Zynex Medical Holdings, Inc. acquired 100% of the common stock of Zynex Medical, Inc., a privately held Colorado corporation ("Zynex Medical"), pursuant to an acquisition agreement by issuing 19,500,000 shares of common stock to Thomas Sandgaard the sole shareholder of Zynex Medical. Immediately after the transaction, the former shareholder of Zynex Medical owned approximately 88.5 percent of the Company's common stock.

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

Current Business

Zynex engineers, manufactures, markets and sells its own design of FDA cleared medical devices into two distinct markets (1) standard electrotherapy products for pain relief / pain management and (2) the NeuroMove(TM) for stroke and spinal cord injury ("SCI") rehabilitation.

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

To increase revenues, we added several experienced sales representatives in 2006 and in 2007 we engaged over 25 sales representatives. In 2008 we intend to hire or contract with additional sales representatives, and such additions are part of our 2008 business plan.

To expand our international sales we have obtained representation commitments from well established local medical device distributors and have engaged an internationally regarded consulting firm to assist us in preparing to apply for European Union CE Marking. See “Regulatory Approval and Process” below.

Our Products

We currently market and sell five Zynex produced products and resell seven products purchased from others, all as indicated below:

Product Name	Description
Our Products

IF 8000	Combination Interferential and Muscle Stimulation device.

IF 8100	An easier to use, fixed program version of the IF8000.

E-Wave	Dual Channel NMES Device

TruWave	Dual Channel TENS Device

NM 900	NeuroMove. EMG triggered Electrical Stimulation Device

Resale Products

Elpha 3000	Dual Channel NMES device

Conti4000	Electrical Stimulation Device for Incontinence Treatment

ValuTENS	Dual Channel TENS Device

Elpha 1000	Dual Channel TENS Device

DCHT	Cervical Traction Device

LHT	Lumbar Traction Device

Electrodes	Supplies, re-usable for delivery of electrical current to the body

The Company received a majority of its revenue in 2007 from the sale and rental of transcutaneous electrical nerve stimulation (“TENS”), interferential and muscle stimulation devices as well as electrode supplies and revenue from the sale and rental of the NeuroMove

Pain Management

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

Because there has not been an overall SCI incidence study since the 1970s and many cases are unreported as such, definitive statistics are not available. However, the National Spinal Cord Injury Association reports that in 2006, living U.S. victims range between 227,000 and 300,000 and the SCI Injury Information Network estimate 11,000 new cases each year.

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

Because the NeuroMove increases the likelihood and reduces the time required for noticeable physical improvement as compared to traditional therapies used without the NeuroMove, we believe it can have positive effect in reducing society's annual stroke and SCI victim cost. The American Heart Association estimated that in 2007 alone stroke costs would total more than $62 billion dollars. Similar data for SCI victims has not been compiled but the Spinal Cord Injury Network estimates lifetime per victim costs range from $~~.~~ 0.5 million to $2.9 million depending on age and the type of injury. NeuroMove related cost savings will come from reduced physical therapy, less medication, fewer post stroke accidents, less hospitalization and rehabilitation, more motivated patients, less support personnel and equipment, and reduced productivity loss.

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

The domestic and international markets for stroke and SCI rehabilitation technology are in the initial stages of development. According to information of the American Stroke Association on January 27, 2007, with approximately 5.7 million stroke survivors, growing approximately 9% a year, and approximately 227,000- 300,000 SCI survivors, growing approximately 11,000 per year, in the U.S. alone there is a significant need for medically proven and effective stroke and SCI rehabilitative equipment. We believe these markets offer significant opportunity for profitable growth.

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

Our principal suppliers as of February 2008 are:

Axelgaurd Manufacturing Co., LTD, Fallbrook, CA, US
Byers Peak, Wheat Ridge, CO, US
Spectramed, Mount Vernon, OH, US
The Saunders Group (acquired by EMPI), Chaska, MN, US

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

For fiscal 2007 approximately 65 % of revenue was derived from rental (compared to 63% for 2006) and 35% (compared to 37% for 2006) from sales, including electrode sales.

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

Zynex expects to enter the European market through high quality and well-established local distributors after obtaining European Union ("EU") CE Marking. CE Marking is certification that a product meets the standards established by the 25 nations EU and qualifies for sale in the EU and 4-nation European Free Trade Association ("EFTA"). We are focusing much effort and significant resources on preparation of the CE application, and it is targeted for completion, submission and approval in 2008. In anticipation of such approval we have had discussions with, and received verbal or written distribution commitments from local distributors

CE Marking will also enhance our entry into other developed countries, and we plan to engage local distributors in those countries in the second half of 2008 and/or 2009.

The Far East, Middle East, Eastern Europe, and Latin American markets have different regulatory requirements. We intend to comply with applicable requirements if and when we decide to enter those markets.

In March 2008, Zynex received its ISO13485 : 2003 certification for its compliance with international standards in quality assurance for design, development, manufacturing and distribution of medical devices. This certification is not only important as an assurance that we have the appropriate quality systems in place but is also crucial to our efforts international expansion around the world as many countries require this certification as part of their regulatory approval. Zynex was audited by a corporation authorized by the International Organization for Standardization (ISO).

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

Employees

As of December 31, 2007, we employed 45 full time employees (an increase from 17 as of December 31, 2006). We also engage a number of independent contractor, commission-only sales representatives. We believe our relations with all of our employees and independent contractors are good. We are subject to the minimum wage and hour laws and provide usual and customary employee benefits such as vacation, sick leave and health and dental insurance.

Executive Officers Of The Registrant

The following table sets forth information as to the name, age and office held by the two executive officers of the Company as of December 31, 2007:

Name	Age	Position

Thomas Sandgaard	49	President, Chief Executive Officer and Director.
		Set forth below is a biographical description of
		Mr. Sandgaard based on information supplied by him

Fritz G. Allison	48	Chief Financial Officer.
		Set forth below is a biographical description of
		Mr. Allison based on information supplied by him.

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

ITEM 2. DESCRIPTION OF PROPERTY

In November 2007, the Company moved its headquarters, office, plant and warehouse to a new facility in Littleton, Colorado. This new space, consisting of 16,553 square feet, is sub-leased under a 25-month agreement at an annual cost of $100,975 plus property taxes and common area maintenance expenses. The Company also maintains its prior facility, which is under a five-year lease expiring in February 2009. The base rent on that facility was originally $93,642 per year plus common area maintenance expenses. Base rent increased to $96,106 March 1, 2007 and increases to $98,570 March 2, 2008. The present configuration of the both spaces will accommodate 100-125 employees. The Company believes that the leased property is sufficient to support its requirements until the sub-lease expires.

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

PERIOD	HIGH	LOW

Year ended December 31, 2006
First Quarter	$0.55	$0.31
Second Quarter	$0.50	$0.25
Third Quarter	$0.50	$0.25
Fourth Quarter	$0.45	$0.21

Year ended December 31, 2007
First Quarter	$0.45	$0.20
Second Quarter	$0.95	$0.34
Third Quarter	$1.43	$0.90
Fourth Quarter	$1.49	$1.18

As of April 15, 2008, there were 28,943,695 shares of common stock outstanding and approximately 242 registered holders of our common stock.

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

During the third quarter of 2007, Zynex issued 49,524 shares of common stock from the exercise of then outstanding warrants at an exercise price of $0.01 per share, and 1,238 shares of common stock at $0.95 per share in cash. These warrants were originally issued in June 2004.  During the fourth quarter of 2007, Zynex issued 9,524 shares of common stock from the exercise of then outstanding warrants at an exercise price of $0.01 per share. These warrants were originally issued in June 2004.  In these issuances, Zynex made no general solicitation, Zynex believes that purchasers of the securities were accredited investors, Zynex believes that the investment bankers, lender and investor relations firms were accredited investors or met the standards for a purchaser is a non-public offering, and Zynex relied upon an exemption from securities registration for non-public offerings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For 2007, Zynex reported $8,048,253 revenue, an increase of 215% from 2006 and net income of $2,131,350, an increase from a net loss in 2006 of $320,370. The revenue increase was primarily accomplished through implementation of our 2004-2007 strategic and operating plans, recruitment of experienced sales representative in 2006 and 2007, and effective utilization of funds received from two 2004 private placements, 2005 and 2006 term loans from Silicon Valley Bank and proceeds from a 2006 non public offering to accredited investors and bridge loan. In the fall of 2005 the Company established a $400,000, three year term loan and banking relationship with Silicon Valley Bank, Costa Mesa, California and Boulder, Colorado. The relationship was expanded with an additional $240,000 three-year term loan in March 2006. Also in 2006 the Company raised a net $604,476 from the sale of 2,175,000 shares of common stock in a non public offering to accredited investors, and a net $206,563 from a bridge loan. For information on the repayment of the Silicon Valley Bank loan, see “Liquidity and Capital Resources” below.

The incremental addition of industry experienced sales representatives during 2007 and the second half of 2006 allowed us to increase our market presence and increase orders in during 2007. As a result of the sales force expansion our total orders increased 284% from 2,705 in 2006 to 10,383 in 2007

RESULTS OF OPERATIONS

Net sales and rental income for the quarter and twelve months ended December 31, 2007, were $3,101,869 and $8,048,253 an increase of $2,354,798 and $5,491,444 or 315% and 215% compared to $747,071 and $2,556,809 for the quarter and twelve months ended December 31, 2006. The increase in net sales and rental income for the quarter and twelve months ended December 31, 2007, compared to the quarter and twelve months ended December 31, 2006 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s standard electrotherapy products resulting from the expansion of the sales force as discussed above, greater awareness of the Company's products by end users and physicians resulting from its increased 2006 and 2005 marketing investments, growing market penetration and increased rental income from the greater number of Zynex products placed in use during the prior periods.

Net sales and rental income by quarter were as follows:

	2007	2006

First quarter	$1,336,731	$505,091
Second quarter	1,505,207	560,860
Third quarter	2,104,446	743,787
Fourth quarter	3,101,869	747,071

Total net sales and rental income	$8,048,253	$2,556,809

Our sales and rental income is reported net, after deductions for bad debt and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The amounts deducted from gross sales and rental income for these charges were $7,997,932 for the twelve months ended December 31, 2007 compared to $2,363,485 for the 2006 year, an increase of $5,634,447 or 238%.

Gross profit increased $5,066,117 over 2006, an increase of 225%. Gross profit as a percent of net sales and rental income was 90.9% in 2007 compared to 88.1% in 2006. The improvement in gross profit amounts and percent in 2007 compared to 2006 was due to an increase in revenue and increased rental income as a percentage of total revenue (rental equipment is depreciated and not part of the cost of goods sold). The company also benefited from reductions in costing of certain items in cost of goods sold based on volume purchase discounts.

Selling, general and administrative expenses increased from $2,326,793 in 2006 to $4,003,432 in 2007, an increase of 72%. The increase was consistent with the growth in revenue and was primarily in the areas of sales commissions, salaries and wages, utilities, office expense, automobile, consulting expenses, postage and delivery, and travel and entertainment. The expense increases were somewhat offset by decreased expenses related to advertising, public company expense and equipment rental.

Depreciation increased $59,432, from $94,009 in 2006 to $153,441 in 2007. The increase results primarily from higher levels of rental inventory, which is considered property and equipment.

Interest expense increased $88,326 in 2007 compared to 2006.  The increases resulted primarily from the note issued to Ascendiant Capital as well as loans from its majority stockholder, which is described in Note 3 to the consolidated financial statements in this report.

Income tax expense.  We reported expenses for income taxes in the amount of $790,000 in 2007.  This is primarily due to our having an income before taxes of $2,921,350. We expect to consume our net operating loss carry-forward, and therefore we will have to pay taxes on income going forward. Deferred tax assets have increased due to the effects of temporary differences primarily attributable to an increase in the allowance for doubtful accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $746,863 for the year ended December 31, 2007 compared with cash used in operating activities of $483,460 for the year ended December 31, 2006. The primary reasons for the increase in cash provided by operating activities was the net income for 2007 compared to the net loss for 2006. Accounts receivable increased primarily due to increased billings in the last half of 2007 compared to 2006. These factors were somewhat offset by growth in accounts payable and accrued liabilities due to purchases to build rental inventory for new orders and accruing commissions payable to sales representatives.

Cash used in investing activities was $758,310 for the year ended December 31, 2007 compared to cash used in investing activities of $151,586 for the year ended December 31, 2006. Cash used in investing activities represents the purchase of furniture, equipment and inventory rented to customers.

Cash used by financing activities was $363,038 for the year ended December 31, 2007 compared with cash provided by financing activities of $881,510 for the year ended December 31, 2006. The primary use of cash in financing activities during 2007, were the repayment of the bridge loan and principal payments on notes payable and a capital lease. Financing activities in 2006 include working capital loans from the principal stockholder and Chief Executive Officer, Thomas Sandgaard, a term loan from Silicon Valley Bank, net proceeds from an equity private placement and net proceeds from a bridge loan.

Our cash requirements increase as our operations expand for the reasons indicated below for our limited liquidity.  We have begun to see our operations provide enough cash for our current requirements, and our planned operations might also provide sufficient cash to implement our business plan.  However, there can be no assurance that our operations will provide enough cash in the future.  For this reason we may raise additional capital through debt or equity financing in 2008. There can be no assurance that we will be able to raise such additional financing or do so on terms that are acceptable to the Company.

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

Payments Due by Period

Significant Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Notes payable (1)	$397,041	$354,009	$43,032	$--	$--
Capital lease obligations	31,448	18,869	12,579	--	--
Operating leases	396,148	206,490	189,658	--	--

Total contractual cash obligations	$824,637	$579,368	$245,269	$--	$--

(1)In February 2008, the Company paid $191,071 in full payment of the outstanding amounts under the notes to Silicon Valley Bank.  Of this amount, $168,371 was due within one year and $22,700 was due within two to three years.

On October 5, 2005 Zynex received $400,000 under a three-year term loan agreement with Silicon Valley Bank, Santa Clara, California and Boulder, Colorado (the "Lender"). The loan incurred interest at a per annum fixed rate of 7.84%. The loan was guaranteed by Zynex Chairman, President and Chief Executive Officer Thomas Sandgaard and was collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. The loan was payable in 36 equal monthly payments of principal and interest. The loan included financial covenants for minimum liquidity and minimum debt service coverage. In connection with the loan, the Lender was granted a seven-year warrant to purchase 50,000 shares of Zynex Common Stock at an exercise price of $0.71 per share.

On March 15, 2006 Zynex received another loan in the amount of $240,000 under a Default Waiver and First Amendment To Loan and Security Agreement with Silicon Valley Bank dated September 29, 2005. The Amendment to the existing loan agreement of September 29, 2005 provided for this second term loan and waived one covenant violation for the time period ended December 31, 2005. The new loan bore interest at a per annum fixed rate of 8.48%. Zynex began repaying the loan in 36 equal monthly payments of principal and interest, beginning April 1, 2006. All other terms and conditions were as stated in the September 29, 2005 loan agreement. This loan was also guaranteed by Zynex Chairman, President, Chief Executive Officer and major shareholder Thomas Sandgaard and was collateralized by a first security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets.

As indicated in the table above, the Silicon Valley Bank notes were repaid in full during February 2008.

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

In May 2007, the Company repaid principal of $100,000 of the Ascendiant Capital note, interest of $4,812 and issued 50,000 shares of common stock valued at $21,500.

In June 2007, the Company repaid principal of $76,000, interest of $3,062 and issued 25,000 shares of common stock valued at $21,250.

On June 21, 2007, Ascendiant Capital surrendered the Note for conversion into common stock at the fixed conversion price of $0.32 per share.  The remaining principal of $99,000 plus accrued interest of $173 were converted into 309,916 shares of common stock.

Effective March 1, 2006 a previously non-interest bearing loan from Thomas Sandgaard, President and Chief Executive Officer, in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006.  As of December 31, 2007, this loan had been paid in full.

In 2006 Mr. Sandgaard loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. As of December 31, 2007, $14,592 of this amount remained outstanding   The remaining $96,900 was represented by 8.25% demand notes and will be repaid as the Company's cash position and its financing covenants allow. As of December 31, 2007, $4,171 of this amount remained outstanding. The loans from Mr. Sandgaard were used for working capital purposes.

In May and June 2007, Mr. Sandgaard made 24-month unsecured loans to the Company in the principal amounts of $50,000 and $24,000 for a total amount of $74,000, The loans bear interest at 8.25% per annum and require monthly payments of $2,267, commencing June 2007 and $1,088 commencing July 2007, for a total of $3,355.  As of December 31, 2007, $36,256 and $18,365 remain outstanding. The loans from Mr. Sandgaard were used for working capital purposes and repayment of the Note Payable to Ascendiant Capital Group, LLC.

In September 2007, Mr. Sandgaard made a loan to the Company in the principal amount of $59,500.  The loan bears interest at 8.25% per annum commencing September 30,2007 and is a demand note.  As of December 31, 2007, $60,736 remains outstanding.  The loan from Mr. Sandgaard was used for working capital purposes.

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

Share-based compensation.  Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. SFAS No. 123(R) requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 31, 2007 was 35% and for the year ended December 31, 2006 was 50%.

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

RISKS RELATED TO OUR BUSINESS

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets. This will require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our operating plans and respond to other contingencies such as:

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

WE HAVE LIMITED LIQUIDITY BECAUSE OUR CASH REQUIREMENTS INCREASE AS OUR OPERATIONS EXPAND

Our limited liquidity is primarily a result of (a) the required high levels of consignment inventory that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rentals prior to reimbursement for such transactions, (c) the high level of outstanding accounts receivable because of deferred payment practices of third party health payers, and (d) the delayed cost recovery inherent in rental transactions.

OUR POTENTIAL COMPETITORS COULD BE LARGER THAN US AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

Substantial competition may be expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product. Competitors to our products may have substantially greater financial, technical, marketing, and other resources. Competition could result in price reductions, fewer orders, reduced gross margins, and loss of market share. These companies may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products. Our products are regulated by the U.S. Food and Drug Administration. Competitors may develop products that are substantially equivalent to our FDA approved products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

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

A large percentage of our revenues comes from insurance company and government agency reimbursement. Upon delivery of our products to our customers, we directly bill the customers' private insurance company or government payer for reimbursement. If the billed payers do not pay their bills on a timely basis or if they change their policies to exclude coverage for our products, we would experience delayed revenue recognition or a decline in our revenue as well as cash flow issues.

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

OUR BUSINESS IS EXPOSED TO DOMESTIC INTEREST RATES AND FOREIGN CURRENCY FLUCTUATIONS; NEGATIVE CHANGES IN EXCHANGE RATES COULD RESULT IN GREATER COSTS.

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

If any of these or other factors results in the non-use or non-purchase of our products, we will have reduced revenues and may not be able to fully fund operations.

AS A RESULT OF BEING IN THE MEDICAL DEVICE INDUSTRY, WE NEED TO MAINTAIN SUBSTANTIAL INSURANCE COVERAGE, WHICH COULD BECOME VERY EXPENSIVE OR HAVE LIMITED AVAILABILITY.

Our marketing and sale of products and services related to the medical device field creates an inherent risk of claims for liability. As a result, we carry product liability insurance with an aggregate limit of $5,000,000 and $2,000,000 per occurrence and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured to have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, there is no assurance that our insurance provider will not drop our insurance or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims.

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

WE MAY INCUR SUBSTANTIAL EXPENSES AND MAY INCUR LOSSES.

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

We are a small company in terms of employees, technical and research resources and capital. We expect to have research and development and significant sales and marketing, and general and administrative expenses for several years. These amounts may be expended before any commensurate incremental revenue from these efforts may be obtained. These factors could hinder our ability to meet changes in the medical industry as rapidly or effectively as competitors with more resources.

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

COMMERCIALIZATION OF OUR PRODUCTS COULD FAIL IF IMPLEMENTATION OF OUR SALES AND MARKETING STRATEGY IS UNSUCCESSFUL.

A significant sales and marketing effort may be necessary to achieve the level of market awareness and sales needed to achieve our financial projections. To increase sales and rental of our products we may utilize some or all of the following strategies in the future:

-	Contract with, hire and train sales and clinical specialists;

-	Build a larger direct sales force;

-	Manage geographically dispersed operations;

-	Explore potential reseller and original equipment manufacturer (OEM) relationships and assure that reseller and OEMs provide appropriate educational and technical support;

-	Promote frequent product use to increase sales of consumables; and

-	Enter into relationships with well-established distributors in foreign markets.

These strategies could be costly and may impact our operating results.  If these strategies do not generate increased revenue, the result will be increased operating expenses greater than the revenue, resulting in a reduction of net income or even a net loss.

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

If timely FDA clearance or approval of new products is not obtained, our business could be materially adversely affected. Clearance of a 510 (k) notification may also be required before marketing certain previously marketed products, which have been modified after they have been cleared. Company personnel currently believe that certain planned enhancements to our current products will not necessitate the filing of a new 510(k) notification. Should the FDA so require, the filing of a new 510(k) notification for the modification of the product may be required prior to marketing any modified devices.

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

Certain off-the-shelf durable medical equipment (DME), including TENS devices, may become subject to competitive bidding, in order to reduce costs and reimbursements to DME suppliers. Under competitive bidding, if implemented, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers. Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services. Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding. Any payment reductions or the inclusion of certain of our products in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Medicare Modernization Act, could have a material adverse effect on our results of operations.

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

OUR PRINCIPAL OFFICER AND DIRECTOR OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our Chief Executive officer and current sole director, Thomas Sandgaard, beneficially owns approximately 63.0% of our outstanding common stock as of April 15, 2008. As a result, Mr. Sandgaard has the ability to control substantially all matters submitted to our stockholders for approval, including:

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

Since our common stock is not listed or quoted on any stock exchange and no other exemptions currently apply, trading in our common stock on the Over-The-Counter Bulletin Board is subject to the "penny stock" rules of the SEC. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker and its salespersons in the transaction, and monthly account statements showing the market values of our securities held in the customer's accounts. The brokers must provide bid and offer quotations and compensation information before making any purchase or sale of a penny stock and also provide this information in the customer's confirmation. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath P.C. dated April 15, 2008, are filed as part of this report starting on page F-1 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Our principal Chief Executive Officer and Chief Financial Officer concluded that the Company has a material weakness in its ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following significant deficiencies:

•
Lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis.

•	Lack of timely reconciliation of inventory quantities and inventory location and lack of timely calculation and review of unit costs applied to the valuation of our inventory.

•	Lack of timely write off of uncollectible and duplicate billings that result in an overstatement of our accounts receivable.

As a result of the above material weakness, our management concluded that, as of December 31, 2007, our internal controls over financial reporting are not effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report on internal control in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting, except as disclosed above.

In order to remediate the material weakness described above, our management has begun to implement the following changes to our internal control over financial reporting during the first quarter of 2008:

-	we have hired additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes;
-	the hiring of additional high-level accounting personnel with experience in US GAAP;
-
the engagement of a third-party financial consulting firm to assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of systems to improve control and review procedures over all financial statement and account balances.

We expect that if the steps that we implement are effective throughout a period of time, the material weakness described above will be remediated. We do not believe that the costs of remediation for the above material weakness will have a material effect on our financial position, cash flow, or results of operations.

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table provides information concerning each of the Company's directors and executive officers at March 1, 2008:

		Director
Name	Age	Since	Position or Office

Thomas Sandgaard	49	1996	President, Chief Executive Officer, Director and Chairman

Fritz G. Allison	48	N/A	Chief Financial Officer

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, as to the Chief Executive Officer and the Chief Financial Officer, the only highly compensated executive officers whose salary plus bonus exceeded $100,000, information concerning compensation paid for services to the Company in all capacities during the years ended December 31, 2007 and December 31, 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Sandgaard	2007	144,000	50,000	0	0	0	0	51,414(1)	245,414
Chief Executive Officer	2006	144,000	16,000	0	0	0	0	43,880(1)	203,880

Fritz G. Allison	2007	98,354	0	0	3,217	0	0	1,472(2)	103,033
Chief Financial Officer	2006	N/a	N/a	N/a	N/a	N/a	N/a	N/a	N/a

Peter J. Leveton	2007	21,327	0	0	13,475	0	0	0	21,327
Former Chief Financial Officer	2006	83,063	102,500	0	0	0	0	0	185,563
______________

(1)	We pay for 100% of Mr. Sandgaard's health and dental insurance. In addition, two company vehicles and two home telephone lines are provided to Mr. Sandgaard at our expense.

(2)	We pay for 100% of Mr. Allison's health and dental insurance.

(3)
The Option Awards represents the dollar amount recognized for financial statement reporting purposes with respect to 2006 and 2007 for the fair value of stock options granted to each of the named executive officers, in accordance with SFAS 123R.

Mr. Leveton’s employment with us was terminated on February 16, 2007.

Employment Agreements

Thomas Sandgaard

On February 1, 2004, Zynex Medical, Inc. entered into a three-year employment agreement with the Company's President, Chief Executive Officer and former sole shareholder. The agreement expired January 31, 2007 and the agreement was automatically extended for an additional two-year period. The initial annual base salary under the agreement was $174,000 and may be increased annually at the board of director's discretion. The agreement also provides for a 50% annual bonus if annual net revenue exceeds $2.25 million, medical and life insurance, and a vehicle. The agreement contains a non-compete provision for the term of the agreement and 24 months following termination of the agreement.

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

Under the Agreement Mr. Leveton received stock options to purchase up to 350,000 shares of the Company's Common Stock. Such options have a ten-year term, except options for 100,000 shares which expire on April 17, 2010, and an exercise price equal to the fair market value of the Common Stock on the date of grant, April 18, 2005. Such options were subject to vesting as follows: 100,000 shares vested on the date of grant; 25,000 shares vested on June 30, 2005; and 25,000 shares vested as of the last day of each full calendar quarter beginning as of July 1, 2005 through March 31, 2007, provided that Mr. Leveton was employed as of such dates; and 50,000 shares vested upon a Raise Event which was completed in January, 2007. All unvested quarterly options would have immediately vested and become exercisable upon a liquidity event with a valuation of at least $10,000,000; provided the liquidity event occured during Mr. Leveton's employment or if Mr. Leveton played an active, integral and key role in accomplishing such event, within 90 days of involuntary termination. All unvested options expired upon the termination of Mr. Leveton’s employment. As of February 16, 2007, Mr. Leveton’s termination date, 325,000 of the options had vested. In February 2008, Mr. Leveton exercised all 325,000 option for 2xx,xxx shares of common stock in a cashless exercise.

OUTSTANDING EQUITY AWARDS AT 2007 YEAR-END

The following table sets forth information concerning unexercised options, stock that is not vested and equity incentive plan awards for each executive officer named in the Summary Compensation Table as of December 31, 2007:

Option Awards:

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	(#)	Price	Date

Thomas Sandgaard	--	--	--	--	--

Fritz G. Allison (2)	--	100,000	--	$0.45	February 17, 2017

Fritz G. Allison (2)	--	2,000	--	$0.45	June 30, 2017

Fritz G. Allison (2)	--	2,000	--	$0.45	September 30, 2017

Peter J. Leveton (2)	325,000	--	--	$0.22	April 18, 2015

____________

(1)
For information on the vesting of the options for 100,000 shares of common stock held by Mr. Allison, see "Employment Agreements – Fritz G. Allison" above in this Item. Mr. Allison also participates in the 2005 Stock Option Plan discussed below. The options under the Plan vest over a four year period.

(2)	For information on the vesting of the options held by Mr. Leveton, see "Employment Agreements - Peter J. Leveton" above in this Item.

Director Compensation

We have only one director, Mr. Sandgaard. He receives no additional compensation for serving as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of the Company's common stock as of April 15, 2008 by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s common stock, (ii) each of the Company’s directors, (iii) the Company’s executive officers named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons.

		Number of Shares	Percent
		Beneficially	Of
Name	Class of Stock	Owned(2)	Class

Executive Officers:

Thomas Sandgaard 8022 Southpark Cir. Suite 100 Littleton, CO 80120	Common	18,245,500	63.0%

Fritz Allison 8022 Southpark Cir. Suite 100 Littleton, CO 80120	Common	25,000(3)	--

Other 5% Beneficial Owners

Regency Group
4600 S Ulster St., Suite 975 Denver, Colorado (1)	Common	1,900,000	6.2%

All Directors and
Named Executive Officers
As a Group	Common	18,270,500	63.1%
_____________

(1)
On September 27, 2004, the Company issued options valued at $11,707 to acquire 1,900,000 shares of common stock to this financial consulting firm in exchange for consulting services provided in connection with the Company's reverse acquisition and past investor relations. The options, which expire September 26, 2009, permit the purchase of common stock in certain quantities and at various prices ranging from $.40 per share to $4.00 per share, as set forth in Note 5 of the Notes to Consolidated Financial Statements.

(2)
A person has beneficial ownership of any securities to which the person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days from April 15, 2007. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which the person has the right to acquire voting and/or investment power within 60 days.

(3)	These shares are subject to stock options held by Mr. Allison.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 about shares of Common Stock available for issuance under the Company's equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price	Number of Securities Remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in column (a)

Plan Category	(a)	(b)	(c)

Plans Approved by Shareholders (1), (2)	496,000	$0.33	2,504,000

Plans Not Approved by Shareholders	325,000	$0.22	None

Total	821,000	$0.27	2,504,000
____________

(1)	All of the listed securities are available for issuance under the Zynex Medical Holdings, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005.

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

For information on the options for 100,000 shares of common stock held by Mr. Allison, see "Employment Agreements – Fritz G. Allison" in Item 10 above

For information on Mr. Leveton's compensation arrangement, which includes options not approved by stockholders, see Item 10 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has entered into loans to the Company by Thomas Sandgaard. Interest payable on these loans for 2007 was a total of $7,617, and the Company has paid this interest to Mr. Sandgaard. For a full description and the terms of these notes please see Note-4 “Notes Payable and Leases” in the notes to the consolidated financial statements below in this report.

The loans with Silicon Valley Bank in the amount of $400,000 and $240,000, made in 2005 and 2006, as described above, were guaranteed by Zynex Chairman, President and Chief Executive Officer, Thomas Sandgaard, and were collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. Mr. Sandgaard did not receive any compensation for this guarantee.

Our sole director, Mr. Sandgaard, is not an independent director as defined in rules of the NASDAQ Stock Market.

Mr. Sandgaard, because of his stock ownership and position as the sole director, may be considered a “parent” of the Company.

We employ Mr. Sandgaard’s wife in a full time position as Billing Manager.  In addition, we employ Mr. Sandgaard’s two children in part time positions.  The following table sets forth their compensation:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Birgitte Sandgaard	2007	66,000	0	0	580	0	0	0	66,580
Billing Manager	2006	50,400	0	0	200	0	0	0	50,600

Joachim Sandgaard	2007	33,791	0	0	580	0	0	0	34,371
Insurance Claims	2006	17,528	0	0	200	0	0	0	17,728

Martin Sandgaard	2007	10,082	0	0	65	0	0	0	10,147
Accounts Receivable Specialist	2006	0	0	0	0	0	0	0	0
______________

(1)
The Option Awards represents the dollar amount recognized for financial statement reporting purposes with respect to 2006 and 2007 for the fair value of stock options granted to each of the named related parties, in accordance with SFAS 123R

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
Zynex Medical, Inc. and Silicon Valley Bank, dated
September 29, 2005, incorporated by reference to Exhibit 10.1 of Zynex Medical Holdings, Inc.'s Current Report on Form 8-K,
filed October 7, 2006.

10.8	Warrant to Purchase Stock from Zynex Medical Holdings, Inc. to
Silicon Valley Bank, incorporated by reference to Exhibit
10.2 of Zynex Medical Holdings, Inc.'s Current Report on
Form 8-K, filed October 7, 2006.

10.9	Unconditional Guaranty by Thomas Sandgaard for Silicon Valley
Bank, dated September 29, 2005, incorporated by reference to
Exhibit 10.3 of Zynex Medical Holdings, Inc.'s Current Report
on Form 8-K, filed October 7, 2006.

10.10	Default Waiver and First Amendment to Loan and Security
Agreement, dated March 6, 2006, incorporated by reference
to Exhibit 10.1 of Zynex Medical Holdings, Inc.'s Current
Report on Form 8-K, filed March 20, 2006.

10.11	Unconditional Guaranty by Thomas Sandgaard for Silicon Valley
Bank, dated March 6, 2006, incorporated by reference to
Exhibit 10.2 of Zynex Medical Holdings, Inc.'s Current Report
on Form 8-K, filed March 20, 2006.

Exhibit Number	Description

10.12	Promissory Note dated March 1, 2006 to Thomas Sandgaard,
Incorporated by reference to Exhibit 10.1 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006

10.13	Promissory Note dated March 1, 2006 to Thomas Sandgaard,
incorporated by reference to Exhibit 10.2 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006.

10.14	Promissory Note dated June 30, 2006 to Thomas Sandgaard,
incorporated by reference to Exhibit 10.3 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006.

10.15	Convertible Secured Promissory Note dated October 18, 2006 by
Zynex Medical Holdings, Inc., incorporated by reference to
Exhibit 10.1 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.16	Warrant dated October 18, 2006 by Zynex Medical Holdings, Inc.
to Ascendiant Capital Group, LLC, incorporated by reference to
Exhibit 10.2 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.17	Security Agreement between Ascendiant Capital Group, LLC and
Zynex Medical Holdings, Inc., incorporated by reference to
Exhibit 10.3 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.18	Subordination Agreement dated October 17, 2006 among
Ascendiant Capital Group, LLC, Silicon Valley Bank and Zynex
Medical Holdings, Inc., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed October 18, 2006.

10.19	Separation Agreement dated February 16, 2007 between Peter J. Leveton and Zynex Medical Holdings, Inc., incorporated by reference to Exhibit 10.19 of the Company’s Annual report on Form 10-KSB filed April 17, 2007.

10.20	Letter Agreement, dated May 3, 2007 with Ascendiant Capital Group, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-QSB filed May 18, 2007.

10.21	Promissory Note dated May 16, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 29, 2007.

10.22	Promissory Note dated June 15, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 29, 2007.

10.23
Promissory Note dated September 30, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard, incorporated by reference to Exhibit 10.1 of the Company’s
Quarterly report on Form 10-QSB filed November 19, 2007

21	List of Subsidiaries, incorporated by reference to Exhibit 21 of Zynex Medical Holdings, Inc.’s Annual Report on Form 10-KSB, filed April 15, 2005.

23	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a description of the fees billed to the Company by its independent auditor for each of the years ended December 31, 2007 and December 31, 2006.

	GHP Horwath, P.C,

Audit Fees	2007	2006
Audit Related Fees
Including
Reviews of 10QSB and SB-2	$80,000	$90,000

Tax Related Fees	8,000	12,000
All Other Fees For General Consultation	-	-
Total	$88,000	$102,000

The tax related services provided by GHP Horwath, P.C. consisted of preparation and filing of the Company's Federal and state tax returns.

The Company's director, in reliance on statements by management and the independent auditors, has determined that the provision of the non-audit services described above was compatible with maintaining the independence of GHP Horwath, P.C.

GHP Horwath served as the Company's independent auditors for the fiscal years ended December 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX MEDICAL HOLDINGS, INC.
Date: April 15, 2008	By:	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chairman and Chief Executive Officer

Date: April 15, 2008	By:	/s/ Fritz G. Allison
Fritz G. Allison, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

April 15, 2008	Thomas Sandgaard, Chief	/s/ Thomas Sandgaard
Executive Officer and Sole
Director

April 15, 2008	Fritz G. Allison, Chief Financial
	Officer	/s/ Fritz G. Allison

Zynex Medical Holdings, Inc.

Consolidated Financial Statements
December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Zynex Medical Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Zynex Medical Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zynex Medical Holdings, Inc. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP Horwath, P.C.
GHP Horwath, P.C.

Denver, Colorado
April 14, 2008

Zynex Medical Holdings, Inc.
Consolidated Balance Sheet
December 31, 2007

ASSETS
Current Assets:
Accounts receivable, less allowance for uncollectible
accounts of $5,901,724	$4,475,932
Inventory	937,694
Deferred financing fees	5,525
Prepaid expenses	34,795
Deferred tax asset	720,000
Other current assets	47,715

Total current assets	6,221,161

Property and equipment, less accumulated
depreciation of $412,315	932,222
Deposits	21,286

$7,175,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$89,347
Notes payable	252,573
Loan from stockholder	118,451
Capital lease	17,932
Accounts payable	817,429
Income taxes payable	1,441,000
Accrued payroll and payroll taxes	213,935
Other accrued liabilities	498,709

Total current liabilities	2,918,376

Loan from stockholder, less current maturities	20,332
Notes payable, less current maturities	6,732
Capital lease, less current maturities	12,189
Long-term deferred tax liability	69,000

Total liabilities	3,047,629

Contingencies and Commitments	--

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,	--
no shares issued or outstanding
Common stock, $0.001, par value, 100,000,000 shares authorized,	26,831
26,831,113 shares issued and outstanding
Additional paid-in capital	2,634,076
Retained earnings	956,634

Total stockholders' equity	3,617,541

$6,665,169

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statements of Operations
Years ended December 31,

	2007	2006

Net sales and rental income	$8,048,252	$2,556,809
Cost of sales and rentals	729,046	303,719

Gross profit	7,319,206	2,253,090

Operating expenses:
Selling, general and administrative, including
common stock and warrants issued for consulting services
of $101,250 and $102,250 in 2007 and 2006, respectively	4,003,432	2,326,793
Depreciation	153,442	94,009

	4,156,874	2,420,802

Income (loss) from operations	3,162,332	(167,712)

Other income (expense):
Interest income	24	1,370
Interest expense	(244,840)	(155,492)
Other income	3,834	1,464

	2,921,397	(320,370)

Provision (benefit) for income taxes	790,000	--

Net income (loss)	$2,131,350	$(320,370)

Net income (loss) per common and common equivalent share

Basic	$0.08	*

Diluted	$0.07	*

Weighted average number of shares outstanding

Basic	26,595,967	24,026,988

Diluted	28,455,447	24,026,988

* Less than $0.01 per share

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

	2007	2006

Cash flows from operating activities:
Net income (loss)	$2,131,350	$(320,370)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	153,442	94,009
Provision for losses in accounts receivable	4,801,724	386,518
Amortization of deferred consulting and financing fees	156,303	108,816
Issuance of common stock and warrants for consulting services, interest and loan fees	69,712	46,000
Provision for obsolete inventory	109,886	16,000
Amortization of discount on note payable	56,548	38,670
Amortization of beneficial conversion feature	3,961	3,533
Employee stock compensation expense	28,797	20,110
Changes in operating assets and liabilities:
Accounts receivable	(7,939,783)	(1,029,501)
Inventory	(486,567)	(71,782)
Deferred tax asset	(651,000)	--
Prepaid expenses	3,271	(2,252)
Refundable income taxes	--	7,586
Other current assets	(36,465)	(9,818)
Other assets	(10,348)	--
Accounts payable	419,444	94,566
Accrued liabilities	495,589	150,455
Income taxes payable	1,441,000	--
Deferred tax liability	--	--

Net cash provided by (used in) operating activities	746,863	(483,460)

Cash flows from investing activities:
Purchases of equipment	(758,310)	(151,586)

Net cash used in investing activities	(758,310)	(151,586)

Cash flows from financing activities:
Payments on notes payable and capital lease	(448,685)	(208,275)
Proceeds from sale of common stock, net	1,176	604,476
Proceeds from loans payable	7,000	446,563
Proceeds from loans from stockholder	133,500	146,900
Repayment of loans from stockholder	(38,300)	(108,154)

Net cash provided by financing activities	(363,038)	881,510

(Decrease) increase in cash and cash equivalents	(354,545)	246,464

Cash and cash equivalents at beginning of period	265,197	18,733

(Bank overdraft) cash and cash equivalents at end of period	$(89,347)	$265,197

Supplemental cash flow information:
Conversion of notes payable to common stock	$99,175	$--

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statements of Stockholders' Equity

			Additional
	Number		Paid in	Accumulated
	of Shares	Amount	Capital	Deficit	Total

January 1, 2006	23,199,421	$23,199	$1,465,024	$(854,346)	$633,877

Private placement of common stock, net of offering costs	2,429,475	2,430	602,046	--	604,476

Warrants granted upon issuance of note payable and for financing fee	--	--	107,537	--	107,537

Conversion feature of note payable	--	--	8,593	--	8,593

Issuance of common stock for financing fee	65,000	65	21,385	--	21,450

Issuance of common stock for consulting services	575,612	576	202,924	--	203,500

Employee stock compensation expense	--	--	20,110	--	20,110

Issuance of common stock in satisfaction of payable	41,403	41	8,240	--	8,281

Net loss	--	--	--	(320,370)	(320,370)

December 31, 2006	26,310,911	26,311	2,435,859	(1,174,716)	1,287,454

Issuance of common stock for loan extension and conversion	459,916	460	167,713	--	168,173

Issuance of common stock for the exercise of warrants	59,048	59	531	--	590

Issuance of common stock for cash	1,238	1	1,175	--	1,176

Employee stock compensation expense	--	--	28,797	--	28,797

Net income	--	--	--	2,131,350	2,131,350

December 31, 2007	26,831,113	$26,831	$2,634,076	$956,634	$3,617,541

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

At present, Zynex Medical, Inc. generates substantially all its revenue in North America from sales and rentals of its products to patients, dealers and health care providers. The amount of net revenue derived from Medicare and Medicaid programs for 2007 and 2006 is approximately 6% and 5% respectively.

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

Changes in the allowance for uncollectible accounts receivable for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Balances, beginning of year	$1,100,000	$713,481
Additions credited to net sales and rental income	8,051,548	1,128,734
Write-offs credited to accounts receivable	(3,215,516)	(742,215)

	$5,936,032	$1,100,000

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

The Company has recorded trade receivables from business operations. Management regularly evaluates the collectibility of accounts receivable and believes that net receivables recorded as of December 31, 2007 to be collectible.

INVENTORY

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At December 31, 2007, the Company had a reserve balance for slow moving inventory of approximately $125,000.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. Cost and related estimated useful lives of property and equipment as of December 31, 2007 are as follows:

	Cost	Useful lives

Office furniture and equipment	$198,173	3-7 years
Rental inventory	1,068,303	5 years
Vehicles	59,833	5 years
Leasehold Improvements	8,500	5 years
Assembly equipment	9,728	7 years
	1,344,537
Less accumulated depreciation	(412,315)
Net	$932,222

Repairs and maintenance costs are charged to expense as incurred.

SHIPPING COSTS

Shipping costs are included in cost of sales and rentals.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION

Effective January 2006, the Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. SFAS 123R requires the stock compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period).

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

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2007 and 2006 totaled $32,008 and $146,814, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. There were $15,705 in research and development expenses for the year ended December 31, 2007 and no research and development expenses in 2006.

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

The calculation of basic and diluted earnings per share for 2007 is as follows:

BASIC	2007

Net income applicable to common stockholders	$2,131,350

Weighted average shares outstanding - basic	26,595,967

Net income per share - basic	$0.08

DILUTED

Net income applicable to common stockholders	$2,131,350

Weighted average shares outstanding - basic	26,595,967

Dilutive securities	1,859,480

Weighted average shares outstanding - diluted	28,455,447

Net income per share - diluted	$0.07

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141 (R)”) which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company is currently assessing the impact that the adoption of this statement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115 .This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact that the adoption of this statement may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, and is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities.. The Company is currently assessing the impact that the adoption of this statement may have on its consolidated financial statements.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE AND LEASES

On October 5, 2005 Zynex received $400,000 under a three-year term loan agreement with Silicon Valley Bank, Santa Clara, California and Boulder, Colorado (the "Lender"). The loan bore interest at a per annum fixed rate of 7.84%. The loan was guaranteed by Zynex Chairman, President and Chief Executive Officer Thomas Sandgaard and was collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. The Company was to repay the loan in 36 equal monthly payments of principal and interest. The loan included financial covenants for minimum liquidity and minimum debt service coverage, which the Company was in compliance with as of December 31, 2007 and 2006. In connection with the loan, the Lender was granted a seven-year warrant to purchase 50,000 shares of Zynex Common Stock at an exercise price of $0.71 per share.

On March 15, 2006 Zynex received $240,000 under a three-year term loan agreement with Silicon Valley Bank, Santa Clara, California and Boulder, Colorado (the "Lender"). The loan bore interest at a per annum fixed rate of 8.48%. The loan was guaranteed by Zynex Chairman, President and Chief Executive Officer Thomas Sandgaard and was collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets. The Company was to repay the loan in 36 equal monthly payments of principal and interest. The loan included financial covenants for minimum liquidity and minimum debt service coverage, which the Company was in compliance with as of December 31, 2007 and 2006.

On October 18, 2006, the Company entered into a loan transaction with Ascendiant Capital Group, LLC (an affiliate of Ascendiant Securities, LLC) and issued to Ascendiant Capital (a) a secured Note in the total principal amount of $275,000 (the "Note") and (b) a five-year warrant to purchase a total of 429,867 shares of our common stock at a fixed exercise price of $0.39 per share. The warrants were valued at the date of grant at $113,437 using the Black-Scholes option-pricing model. The relative fair value of the warrants ($80,310) was accounted for as a discount applied against the face amount of the Note. The discount was amortized over the term of the promissory note to interest expense. For the years ended December 31, 2007 and 2006, the Company recorded $47,294 and $33,016 interest expense, respectively. The Note was convertible into common stock at a fixed conversion price of $0.32 per share. The conversion of the Note was deemed to be beneficial as the Note converted to common stock at $0.32 per share and the estimated fair value of the common stock was determined to be $0.33 per share on the date the transaction was entered into. The intrinsic value of the beneficial conversion feature of $8,593 was amortized as additional interest expense over the term of the Note. Net proceeds of approximately $206,000 from the transaction were used for general working capital.

In connection with the Note, the Company issued 65,000 shares of common stock to Ascendiant Capital as a fee and granted a warrant to purchase 103,130 shares of common stock with an exercise price of $0.39 per share as a placement fee to Ascendiant Securities.  The shares were values at $21,450 (based on the closing market price of $0.33 per share at the date the transaction was closed) and the warrants were valued at $27,227 using the Black Scholes option-pricing model. These fees and $32,000 of financial fees paid at closing were amortized over the six month term.

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

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2006, the Company issued a note payable in the amount of $25,881 in satisfaction of a payable due to a sales representative of the company. This note is unsecured and bears interest at 8.25%. Interest that accrues through March 31, 2007 was due and payable on that date. The note is being paid in 12 equal payments of $2,224 through March 1, 2008. Principal payments of $19,300 were made through December 31, 2007.

Notes payable at December 31, 2007 consisted of the following:

Note payable to a bank, principal and interest payments of $12,531 due on a monthly basis through September, 2008. Annual interest rate of 7.84%, collateralized by accounts, inventory, chattel papers, equipment, fixtures, and general intangibles, including intellectual property. The note was guaranteed by the President and
Chief Executive Officer and largest shareholder	$120,994

Note payable to a bank, principal and interest payments of $7,559 due on a monthly basis through March, 2009. Annual interest rate of 8.48%, collateralized by accounts, inventory, chattel papers, equipment, fixtures, and general intangibles,
Including intellectual property. The note was guaranteed by the President and
Chief Executive Officer and largest shareholder	107,221

Motor vehicle contract payable in 60 monthly
installments of $1,351, annual interest at
15.1%, secured by automobile.	18,350

Note payable to a sales representative of the Company, principal and interest payments of $2,239 due in 12 equal installments from April 1, 2007 through
March 31, 2008, annual interest at 8.25%, unsecured.	6,580

Note payable to landlord for furniture payable in 25 monthly installments of $280, annual interest of 8.2%, secured by furniture.	6,440

Total	259,585

Less current maturities	(252,853)

Long-term maturities	$6,732

Future maturities of the notes payable are as follows:

Year ending December 31,

2008	$252,853
2009	6,713

$259,585

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective March 1, 2006 a previously non-interest bearing loan from Thomas Sandgaard, President and Chief Executive Officer, in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006.  As of December 31, 2007, this loan had been paid in full.

In 2006 Mr. Sandgaard loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. As of December 31, 2007, $14,592 of this amount remained outstanding   The remaining $96,900 was represented by 8.25% demand notes and will be repaid as the Company's cash position and its financing covenants allow. As of December 31, 2007, $4,171 of this amount remained outstanding. The loans from Mr. Sandgaard were used for working capital purposes.

In May and June 2007, Mr. Sandgaard made 24-month unsecured loans to the Company in the principal amounts of $50,000 and $24,000 for a total amount of $74,000. The loans bear interest at 8.25% per annum and require monthly payments of $2,267, commencing June 2007 and $1,088 commencing July 2007, for a total of $3,355.  As of December 31, 2007, $40,920 and $18,365 remain outstanding. The loans from Mr. Sandgaard were used for working capital purposes and repayment of the Note payable to Ascendiant Capital Group, LLC.

In September 2007, Mr. Sandgaard made a loan to the Company in the principal amount of $59,500.  The loan bears interest at 8.25% per annum commencing September 30, 2007 and is a demand note.  As of December 31, 2007, $60,735 remains outstanding.  The loan from Mr. Sandgaard was used for working capital purposes.

Future maturities of these loans are as follows:
Year ending December 31,
2008	$118,451
2009	20,332
--

$138,783

The Company has commitments under various operating and capital leases that are payable in monthly installments. In November 2007, the Company entered into a 25-month sublease of office, plant and warehouse space in Littleton, Colorado. The lease provides for annual rent of $100,975 plus property taxes and maintenance costs. As of December 31, 2007, future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital	Operating
	Lease	Leases

2008	$18,869	$206,480
2009	12,579	175,083
2010		14,575

Total future minimum lease payments	$31,448	$349,143

Less amount representing interest	1,327

Present value of net minimum lease payments	30,121
Less current portion	(17,932)

Long-term capital lease obligation	$12,189

Rent expense under operating leases for 2007 and 2006 was $114,553 and $122,206, respectively.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

Income tax (benefit) expense consists of the following for the year ended December 31, 2007:

Current tax (benefit) expense
Federal	$
State		8,000,000
		110,000

Deferred tax (benefit) expense
Federal	$
State		(110,000)
		(10,000)

Decrease in valuation allowance		-

		$790,000

There is no federal or state income taxes for the year ended December 31, 2006.

A reconciliation of income tax computed at the U.S. statutory rate of 35% to the effective income tax rate is as follows:

	2007	2006

Statutory rate	(35)%	(35)%
State taxes	(5)%	(5)%
Permanent differences	10%	10%
Basis difference in property and equipment	1%	1%
Net operating loss carryover and other	29%	29%

Combined effective rate	0%	0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2007 are as follows:

Current deferred tax assets:
Accrued expenses	$52,000
Accounts receivable	408,000
Inventory	6,000

540,000
Valuation allowance	(485,000)

Net current deferred tax asset	$55,000

Long-term deferred tax liabilities:
Property and equipment	$55,000

Net long-term deferred tax liability	$55,000

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

NOTE 5 - Stockholders' Equity, Common Stock and Warrants

On November 3, 2006, the Company entered into a twelve-month consulting services agreement with Ascendiant Capital, in which this party agreed to advise the Company in business and financial matters for the twelve-month term of the agreement. Compensation consisted of 150,000 shares of the Company’s restricted common stock with a market value of approximately $67,500 (based on the closing market price of $0.45 per share at the date the transaction was entered into). The deferred cost was amortized on a straight-line basis over the twelve-month period from the date of the agreement. During the years ended December 31, 2007 and 2006, $56,250 and $11,250, respectively, was expensed.

On July 1, 2006, the Company entered into a twelve-month agreement with a consultant for investor relations services. Compensation consists of (a) a monthly fee of $8,000 cash and either $4,000 cash or 13,333 shares and (b) 300,000 of the Company’s restricted common stock with a market value of approximately $90,000 (based on the closing market price of $0.30 per share at the date the transaction was entered into). In October 2006, the client renegotiated its agreement with the consultant to exclude the $8,000 cash payment. In November, the number of shares to be issued as part of the monthly retainer was reduced to 10,000 per month, effective October 1. During the year ended December 31, 2006, 69,999 shares were issued under the agreement with a fair market value of $21,000. The deferred cost of $90,000 was being amortized on a straight-line basis over the twelve-month period from the date of the agreement. During each of the years ended December 31, 2007 and 2006, $45,000 was expensed.

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

During the year ended December 31, 2005, the Company issued 312,500 warrants to purchase common stock with a fair market value of $41,250, 129,044 shares of unregistered common stock with a total market value of $46,500 and paid $6,250 to The Wall Street Group in return for investor relations services. The Company also issued (a) 8,333 warrants to purchase common stock at a fair market value of $2,870 to a financial consultant for preparation of financial projections and introduction to Silicon Valley Bank; (b) 50,000 warrants to purchase common stock with a fair market value of $22,100 to Silicon Valley Bank in connection with their September 2005, $400,000 term loan; (c) and 100,000 warrants to purchase common stock with a fair market value of $17,200 to an investment banking firm for services rendered. The agreement with The Wall Street Group ended in April 2006. The $22,100 additional compensation to Silicon Valley Bank was being amortized over the three-year term of the agreement and $5,525 has been deferred at December 31, 2007.

In, 2004, the Company sold 685,715 shares of common stock to five investors at $1.75 per share. The proceeds realized from the sale were $897,789, net of offering expenses and the fair value of Broker Warrants issued. In connection with the sales, the Company granted Class A Warrants to purchase an additional 342,859 shares of common stock at $1.75 per share, Class B Warrants to purchase an additional 685,715 shares of common stock at $2.00 per share, Class C Warrants to purchase 22,858 shares of common stock at $.01 per share and Broker Warrants to purchase 45,715 shares of common stock at $.01 per share.

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

During the year ended December 31, 2007, the Company issued 59,048 shares of common stock upon the exercise of Class B and Class C Warrants and received $590.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2004, the Company issued options to acquire 1,900,000 shares of common stock to a financial consulting firm in exchange for consulting services provided in connection with the Company's reverse acquisition, private placement and ongoing investor relations. The options, which expire September 26, 2009, permit the purchase of common stock in quantities and at prices set forth as follows:

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

Stock Options:

On January 3, 2005, the Company established the 2005 Stock Option Plan (the "Option Plan") and reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options expire 10 years from the date of grant.

A summary of stock option activity under the Option Plan for the year ended December 31, 2007 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2007	286,670	$0.34

Granted	352,000	$0.68
Exercised	--	$--
Forfeited	(142,670)	$0.36
Outstanding at December 31, 2007	496,000	$0.58	8.52 Years	$370,961

Exercisable December 31, 2007	91,500	$0.34	7.74 Years	$79,081

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding as of December 31, 2007:

Options Outstanding			Options Exercisable

		Remaining
Exercise	Number of	contractual	Number of	Exercise
prices	options	life (years)	options	price

$0.30	80,000	7.00	40,000	$0.30
$0.23	10,000	7.25	5,000	$0.23
$0.50	14,000	7.50	6,000	$0.26
$0.75	14,000	7.75	7,000	$0.50
$0.27	92,000	8.50	6,000	$0.26
$0.33	14,000	8.75	23,000	$0.27
$0.26	24,000	9.00	3,500	$0.33
$0.45	100,000	9.25
$0.42	22,000	9.25
$0.85	32,000	9.50
$1.32	74,000	9.75
$1.33	10,000	9.80
$1.43	10,000	9.90

	496,000		91,500

For the years ended December 31, 2007 and 2006, the Company recorded compensation expense related to stock options that decreased net income (increased net loss) from operations and decreased net income (increased net loss) by $28,797 and $20,110, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

During the year ended December 31, 2007 the Company granted stock options to acquire 352,000 shares of common stock to employees at exercise prices that ranged from 90,000 shares of common stock at $0.26 per share, 100,000 shares of common stock at an exercise price of $0.45 per share, 28,000 shares of common stock at an exercise price of $0.42 per share, 38,000 shares of common stock at an exercise price of $0.85 per share, 76,000 shares of common stock at an exercise price of $1.32 per share, 10,000 shares of common stock at an exercise price of $1.33 per share and 10,000 shares of common stock at an exercise price of $1.43 per share. The fair value of stock options at the date of grant during the three months ended December 31, 2007 was $1.199, $1.203 and $1.291 respectively. During the year ended December 31, 2006 the Company granted stock options to acquire 146,000 shares of common stock at an exercise prices that ranged from $0.27 to $0.33. The Company used the following assumptions to determine the fair value of stock option grants during the years ended December 31, 2007 and 2006:

	2007	2006
Expected life	6.25 years	4 years
Volatility	114 - 123%	121.00%
Risk-free interest rate	3.9 – 4.7%	4.10%
Dividend yield	0%	0%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding and was calculated using the simplified method per the guidance of SAB 107 “Share Based Payment” (“SAB107”) for “plain vanilla” options.. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. The estimated average forfeiture rate for the year ended December 31, 2007 was 35% and for the year ended December 31, 2006 was 50%.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of status of the Company’s non-vested shares as of and for the year ended December 31, 2007 is presented below:

		Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Nonvested at January 1, 2007	251,503	$0.26

Granted	352,000	$0.68
Vested	(69,168)	$0.26
Forfeited	(129,835)	$0.26
Nonvested at December 31, 2007	404,500	$0.55

As of December 31, 2007, we had $155,386 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

In addition, stock options to acquire 350,000 shares of common stock were granted to an employee prior to January 1, 2007, which were granted separate from the Option Plan.  Upon the employee’s termination in February 2007, options for 325,000 shares of common stock were vested and options for 25,000 shares of common stock were unvested and forfeited.  The options for 325,000 shares of common stock remain outstanding; these options have an exercise price of $0.22 and a term of 10 years, except options for 100,000 shares of common stock, which terminate in April 2010.

Note 6 - MAJOR SUPPLIERS

The Company purchased approximately 20% 2007 additions to inventory from one supplier and an additional 14% from a second supplier.  In 2006, the Company purchased approximately 14%, respectively, of its entire inventory purchases from one European supplier.  The Company has purchased 100% of its NeuroMove inventory from one supplier. Management believes that its relationships with these suppliers is strong, however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short term disruption to operations, a period of time in which products would not be available and additional expenses may be incurred.

Note 7 - EMPLOYMENT AGREEMENTS

On February 1, 2004, Zynex Medical, Inc. entered into a three-year employment agreement with the Company's President and Chief Executive Officer. The agreement expired January 31, 2007 and was automatically extended for an additional two-year period. The initial annual base salary under the agreement was $174,000 and may be increased annually at the board of director's discretion. The agreement also provides for a 50% annual bonus if annual net revenue exceeds $2.25 million, medical and life insurance, and a vehicle. The agreement contains a non-compete provision for the term of the agreement that extends for 24 months following termination of the agreement.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2005, the agreement was amended to provide an annual base salary of $144,000 and quarterly bonuses as follows:

Quarterly Revenue	Quarterly Bonus
$0 to $600,000	$ 0
$600,001 - $800,000	$ 10,000
$800,001 - $1,000,000	$ 25,000
$1,000,001 and greater	$ 50,000

The bonus amounts reflected in the above table shall be reduced by one-half if the Company sustains a net loss during the quarter. At December 31, 2007, the Company recorded a $100,000 accrual related to this bonus.

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

Under the Agreement Mr. Leveton received stock options to purchase up to 350,000 shares of the Company's Common Stock. Such options had a ten-year term, except options for 100,000 shares which expire on April 17, 2010, and an exercise price equal to the fair market value of the Common Stock on the date of grant, April 18, 2005. Such options were subject to vesting as follows: 100,000 shares vested on the date of grant; 25,000 shares vested on June 30, 2005; and 25,000 shares vested as of the last day of each full calendar quarter beginning as of July 1, 2005 through March 31, 2007, provided that Mr. Leveton was employed as of such dates; and 50,000 shares vested upon a Raise Event which was completed in January, 2007. All unvested quarterly options would have immediately vested and become exercisable upon a liquidity event with a valuation of at least $10,000,000; provided the liquidity event occurred during Mr. Leveton's employment or if Mr. Leveton played an active, integral and key role in accomplishing such event, within 90 days of involuntary termination. All unvested options expired upon the termination of Mr. Leveton’s employment. As of February 16, 2007, Mr. Leveton’s termination date, 325,000 of the options had vested.

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

NOTE 9 - SUBSEQUENT EVENTS

In January 2008, the Company notified warrant holders from the 2006 private placement that an event had occurred which accelerated the expiration date of the warrants.  In February 2008 the Company had received notices of exercise and payments from all the warrant holders notified.  The Company issued 1,740,000 shares of common stock to the warrant holders and received $678,600 in proceeds from them.  The Company is obligated to pay $67,860 to the two investment firms that originally aided in the 2006 private placement as fees related to the warrant exercise.

In January 2008, the Company defaulted on the monthly installment payable to the Lender.  As a result of this default, the Lender called the outstanding balances of both term loans payable to the Lender. The loans were paid off in February 2008. These loans were presented as a current liability at December 31, 2007.

In February 2008, the Company received a notice of exercise related to a warrant for 100,000 shares of common stock; 80,392 shares of common stock were issued in a cashless exercise.

In February 2008, the Company issued 2,000 shares of common stock to an employee for a cash payment of $2,618.

In March 2008, the Company received a notice of exercise related to options for 325,000 shares of common stock; 282,440 shares of common stock were issued in a cashless exercise.

In March 2008, the Company issued 7,750 shares of common stock to an individual for a cash payment of $10,145..