Form 10KSB/A
period 2007-12-31
ZYNEX MEDICAL HOLDINGS INC
filed 2008-04-16
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
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

This Amendment No. 1 to Zynex Medical Holdings, Inc.’s Form 10-KSB for the year ended December 31, 2007 supersedes in its entirety the original Form 10-KSB Report filed on April 16, 2008.  The original Report was unintentionally filed prior to certain changes being made.  The Company's independent registered public accounting firm had not approved the release of their report in the previously filed Form 10-KSB.  Management has examined the corrections, which were omitted from the previously filed report.  The corrections do not affect the reported results of the Company's operations and management of the Company does not believe that they are material to the consolidated financial statements.

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

FORM 10 KSB/A
(Amendment No. 1)

ANNUAL REPORT - FISCAL YEAR 2007

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

The Company received a majority of its revenue in 2007 from the sale and rental of transcutaneous electrical nerve stimulation (“TENS”), interferential and muscle stimulation devices as well as electrode supplies.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $746,864 for the year ended December 31, 2007 compared with cash used in operating activities of $483,460 for the year ended December 31, 2006. The primary reasons for the increase in cash provided by operating activities was the net income for 2007 compared to the net loss for 2006. Accounts receivable increased primarily due to increased billings in the last half of 2007 compared to 2006. These factors were somewhat offset by growth in accounts payable and accrued liabilities due to purchases to build rental inventory for new orders and accruing commissions payable to sales representatives.

Cash used in investing activities was $758,310 for the year ended December 31, 2007 compared to cash used in investing activities of $151,586 for the year ended December 31, 2006. Cash used in investing activities represents the purchase of furniture, equipment and inventory rented to customers.

Cash used by financing activities was $253,751 for the year ended December 31, 2007 compared with cash provided by financing activities of $881,510 for the year ended December 31, 2006. The primary use of cash in financing activities during 2007, were the repayment of the bridge loan and principal payments on notes payable and a capital lease. Financing activities in 2006 include working capital loans from the principal stockholder and Chief Executive Officer, Thomas Sandgaard, a term loan from Silicon Valley Bank, net proceeds from an equity private placement and net proceeds from a bridge loan.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, as to the Chief Executive Officer and the Chief Financial Officer, the only highly compensated executive officers whose salary plus bonus exceeded $100,000, information concerning compensation paid for services to the Company in all capacities during the years ended December 31, 2007 and December 31, 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Sandgaard	2007	100,000	50,000	0	0	0	0	51,414(1)	245,414
Chief Executive Officer	2006	144,000	16,000	0	0	0	0	43,880(1)	203,880

Fritz G. Allison	2007	98,354	0	0	3,217	0	0	1,472(2)	103,033
Chief Financial Officer	2006	N/a	N/a	N/a	N/a	N/a	N/a	N/a	N/a

Peter J. Leveton	2007	21,327	0	0	13,475	0	0	0	21,327
Former Chief Financial Officer	2006	83,063	102,500	0	0	0	0	0	185,563
______________

(1)	We pay for 100% of Mr. Sandgaard's health and dental insurance. In addition, two company vehicles and two home telephone lines are provided to Mr. Sandgaard at our expense.

(2)	We pay for 100% of Mr. Allison's health and dental insurance.

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

Under the Agreement Mr. Leveton received stock options to purchase up to 350,000 shares of the Company's Common Stock. Such options have a ten-year term, except options for 100,000 shares which expire on April 17, 2010, and an exercise price equal to the fair market value of the Common Stock on the date of grant, April 18, 2005. Such options were subject to vesting as follows: 100,000 shares vested on the date of grant; 25,000 shares vested on June 30, 2005; and 25,000 shares vested as of the last day of each full calendar quarter beginning as of July 1, 2005 through March 31, 2007, provided that Mr. Leveton was employed as of such dates; and 50,000 shares vested upon a Raise Event which was completed in January, 2007. All unvested quarterly options would have immediately vested and become exercisable upon a liquidity event with a valuation of at least $10,000,000; provided the liquidity event occured during Mr. Leveton's employment or if Mr. Leveton played an active, integral and key role in accomplishing such event, within 90 days of involuntary termination. All unvested options expired upon the termination of Mr. Leveton’s employment. As of February 16, 2007, Mr. Leveton’s termination date, 325,000 of the options had vested.  In February 2008, Mr. Leveton exercised all 325,000 option for 282,440 shares of common stock in a cashless exercise.

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

10.23
Promissory Note dated September 30, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard, incorporated by reference to Exhibit 10.1 of the Company’s
Quarterly report on Form 10-QSB filed November 19, 2007

21	List of Subsidiaries, incorporated by reference to Exhibit 21 of Zynex Medical Holdings, Inc.’s Annual Report on Form 10-KSB, filed April 15, 2005.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a description of the fees billed to the Company by its independent auditor for each of the years ended December 31, 2007 and December 31, 2006.

	GHP Horwath, P.C,

	2007	2006
Audit Fees
Including
Reviews of 10QSB and SB-2	$80,000	$90,000

Audit Related Fees	$-	-

Tax Related Fees	8,000	12,000
All Other Fees For General Consultation	-	-
Total	$88,000	$102,000

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

ZYNEX MEDICAL HOLDINGS, INC.
Date: April 16, 2008	By:	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chairman and Chief Executive Officer

Date: April 16, 2008	By:	/s/ Fritz G. Allison
Fritz G. Allison, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

April 16, 2008	Thomas Sandgaard, Chief	/s/ Thomas Sandgaard
Executive Officer and Sole
Director

April 16, 2008	Fritz G. Allison, Chief Financial
	Officer	/s/ Fritz G. Allison

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

/s/ GHP Horwath, P.C.
GHP Horwath, P.C.

Denver, Colorado
April 15, 2008

Zynex Medical Holdings, Inc.
Consolidated Balance Sheet
December 31, 2007

ASSETS
Current Assets:
Accounts receivable, less allowance for uncollectible
accounts of $5,901,724	$4,475,932
Inventory	937,694
Deferred financing fees	5,525
Prepaid expenses	34,795
Deferred tax asset	210,000
Other current assets	47,715

Total current assets	5,711,661

Property and equipment, less accumulated
depreciation of $412,315	932,222
Deposits	21,286

$6,665,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$89,347
Notes payable	252,573
Loan from stockholder	118,451
Capital lease	17,932
Accounts payable	817,429
Income taxes payable	910,000
Accrued payroll and payroll taxes	213,935
Other accrued liabilities	498,709

Total current liabilities	2,918,376

Loan from stockholder, less current maturities	20,332
Notes payable, less current maturities	6,732
Capital lease, less current maturities	12,189
Long-term deferred tax liability	90,000

Total liabilities	3,047,629

Contingencies and Commitments	--

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,	--
no shares issued or outstanding
Common stock, $0.001, par value, 100,000,000 shares authorized,	26,831
26,831,113 shares issued and outstanding
Additional paid-in capital	2,634,075
Retained earnings	956,634

Total stockholders' equity	3,617,540

$6,665,169

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statements of Operations
Years ended December 31,

	2007	2006

Net sales and rental income	$8,048,252	$2,556,809
Cost of sales and rentals	729,046	303,719

Gross profit	7,319,206	2,253,090

Operating expenses:
Selling, general and administrative, including
common stock and warrants issued for consulting services
of $101,250 and $102,250 in 2007 and 2006, respectively	4,003,432	2,326,793
Depreciation	153,442	94,009

	4,156,874	2,420,802

Income (loss) from operations	3,162,332	(167,712)

Other income (expense):
Interest income	24	1,370
Interest expense	(244,840)	(155,492)
Other income	3,834	1,464

	2,921,350	(320,370)

Income tax expense	790,000	--

Net income (loss)	$2,131,350	$(320,370)

Net income (loss) per common and common equivalent share

Basic	$0.08	*

Diluted	$0.07	*

Weighted average number of shares outstanding

Basic	26,595,967	24,026,988

Diluted	28,455,447	24,026,988

* Less than $0.01 per share

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

	2007	2006

Cash flows from operating activities:
Net income (loss)	$2,131,350	$(320,370)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	153,442	94,009
Provision for losses in accounts receivable	4,801,724	386,518
Amortization of deferred consulting and financing fees	156,303	108,816
Issuance of common stock and warrants for consulting services, interest and loan fees	68,537	46,000
Deferred income tax benefit	(120,000)	--
Provision for obsolete inventory	109,886	16,000
Amortization of discount on note payable to interest expense	56,548	38,670
Amortization of beneficial conversion feature to interest expense	3,961	3,533
Employee stock based compensation expense	28,797	20,110
Changes in operating assets and liabilities:
Accounts receivable	(7,939,783)	(1,029,501)
Inventory	(486,567)	(87,782)
Prepaid expenses	3,271	(2,252)
Refundable income taxes	--	7,586
Other current assets	(36,465)	(9,818)
Deposits and other assets	(10,348)	--
Accounts payable	419,444	94,566
Accrued liabilities	495,589	150,455
Income taxes payable	910,000	--

Net cash produced by (used in) operating activities	745,689	(483,460)

Cash flows from investing activities:
Purchases of equipment	(751,310)	(151,586)

Net cash used in investing activities	(751,310)	(151,586)

Cash flows from financing activities:
Increase in bank overdraft	89,347	--
Payments on notes payable and capital lease	(429,331)	(208,275)
Proceeds from sale of common stock and exercise warrants, net	1,767	604,476
Proceeds from loans payable	--	446,563
Proceeds from loans from stockholder	133,500	146,900
Repayment of loans from stockholder	(54,859)	(108,154)

Net cash (used in) financing activities	(259,576)	881,510

(Decrease) increase in cash and cash equivalents	(265,197)	246,464

Cash and cash equivalents at beginning of period	265,197	18,733

Cash and cash equivalents at end of period	$--	$265,197

Supplemental cash flow information:
Conversion of notes payable to common stock	$99,175	$--
Acquisition of furniture in exchange for note payable	$7,000

See accompanying notes to financial statements.

Zynex Medical Holdings, Inc.
Consolidated Statements of Stockholders' Equity

			Additional
	Number		Paid in	Accumulated
	of Shares	Amount	Capital	Deficit	Total

January 1, 2006	23,199,421	$23,199	$1,465,024	$(854,346)	$633,877

Private placement of common stock, net of offering costs	2,429,475	2,430	602,046	--	604,476

Warrants granted upon issuance of note payable and for financing fee	--	--	107,537	--	107,537

Conversion feature of note payable	--	--	8,593	--	8,593

Issuance of common stock for financing fee	65,000	65	21,385	--	21,450

Issuance of common stock for consulting services	575,612	576	202,924	--	203,500

Employee stock compensation expense	--	--	20,110	--	20,110

Issuance of common stock in satisfaction of payable	41,403	41	8,240	--	8,281

Net loss	--	--	--	(320,370)	(320,370)

December 31, 2006	26,310,911	26,311	2,435,859	(1,174,716)	1,287,454

Issuance of common stock for loan extension and conversion	459,916	460	167,713	--	168,173

Issuance of common stock for the exercise of warrants	59,048	59	531	--	590

Issuance of common stock for cash	1,238	1	1,175	--	1,176

Employee stock compensation expense	--	--	28,797	--	28,797

Net income	--	--	--	2,131,350	2,131,350

December 31, 2007	26,831,113	$26,831	$2,634,075	$956,634	$3,617,540

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

Changes in the allowance for uncollectible accounts receivable for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Balances, beginning of year	$1,100,000	$713,481
Additions credited to net sales and rental income	8,033,045	1,128,734
Write-offs credited to accounts receivable	(3,231,321)	(742,215)

	$5,901,724	$1,100,000

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. There were $15,705 in research and development expenses for the year ended December 31, 2007 and no research and development expenses in 2006. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.

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

	Capital	Operating
	Lease	Leases

2008	$18,869	$206,480
2009	12,579	175,083
2010		14,575

Total future minimum lease payments	31,448	$396,138

Less amount representing interest	1,327

Present value of net minimum lease payments	30,121
Less current portion	(17,932)

Long-term capital lease obligation	$12,189

Rent expense under operating leases for 2007 and 2006 was $114,553 and $122,206, respectively.

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

Income tax (benefit) expense consists of the following for the year ended December 31, 2007:

Current tax (benefit) expense

Federal	$800,000
State	110,000

910,000
Deferred tax (benefit) expense

Federal	(110,000)
State	(10,000)

Decrease in valuation allowance	(120,000)

$790,000

There is no federal or state income taxes for the year ended December 31, 2006.

A reconciliation of income tax computed at the U.S. statutory rate of 35% to the effective income tax rate is as follows:

	2007	2006

Statutory rate	(35)%	(35)%
State taxes	(2)%	(5)%
Permanent differences	(2)%	10%
Temporary timing differences	10%	1%
Net operating loss carryover and other	2%	29%

Combined effective rate	27%	0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2007 are as follows:

Current deferred tax assets:
Accrued expenses	$14,000
Accounts receivable	185,000
Inventory	47,000

246,000
Valuation allowance	(36,000)

Net current deferred tax asset	$210,000

Long-term deferred tax liabilities:
Property and equipment	$90,000

Net long-term deferred tax liability	$90,000

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of December 31, 2007, the Company had total deferred tax assets of $210,000 and deferred tax liabilities of $90,000. The Company recorded a valuation allowance in the amount of $36,000 at December 31, 2007, against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at December 31, 2007 has been provided due to the uncertainty of the amount of future taxable income. The Company provides a valuation allowance in the full amount of its deferred tax assets that exceed deferred tax liabilities because under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

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

A summary of stock option activity under the Option Plan for the year ended December 31, 2007 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2007	286,670	$0.34

Granted	352,000	$0.68
Exercised	--	$--
Forfeited	(142,670)	$0.36
Outstanding at December 31, 2007	496,000	$0.58	8.52 Years	$276,640

Exercisable December 31, 2007	91,500	$0.34	7.74 Years	$89,040

ZYNEX MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding as of December 31, 2007:

Options Outstanding			Options Exercisable

		Remaining
Exercise	Number of	contractual	Number of	Exercise
prices	options	life (years)	options	price

$0.30	80,000	7.00	40,000	$0.30
$0.23	10,000	7.25	5,000	$0.23
$0.50	14,000	7.50	6,000	$0.26
$0.75	14,000	7.75	7,000	$0.50
$0.27	92,000	8.50	6,000	$0.26
$0.33	14,000	8.75	23,000	$0.27
$0.26	24,000	9.00	3,500	$0.33
$0.45	100,000	9.25
$0.42	22,000	9.25
$0.85	32,000	9.50
$1.32	74,000	9.75
$1.33	10,000	9.80
$1.43	10,000	9.90

	496,000		91,500

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

In March 2008, the Company issued 7,750 shares of common stock to an individual for a cash payment of $10,145.