Form 10KSB/A
period 2007-12-31
ZYNEX MEDICAL HOLDINGS INC
filed 2008-04-23
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 2

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

This Amendment No. 2 to Zynex Medical Holdings, Inc.’s Form 10-KSB for the year ended December 31, 2007 is filed for the purpose of filing a revised Exhibit 23, Consent of Independant Registered Public Accountants Firm, in order to refer to Form S-8 in that consent.

TABLE OF CONTENTS

FORM 10 KSB/A
(Amendment No. 2)

ANNUAL REPORT - FISCAL YEAR 2007

ZYNEX MEDICAL HOLDINGS, INC.

PAGE

PART III

Item 13.	Exhibits	3

ITEM 13. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Ibonzi.com, Inc, incorporated by reference to Exhibit 3.1 of the Company's Current Report on
Form 8-K, filed January 31, 2002.

3.2	Articles of Merger of Ibonzi.com, Inc. with and into
Ibonzi.com, to effect a migratory merger, incorporated by
reference to Exhibit 2.1 of the Current Report on Form 8-K,
filed January 31, 2002.

3.3	Amendment to Articles of Incorporation of Ibonzi.com, Inc.,
changing the company's name to China Global Development, Inc., by reference to Exhibit 3.2 of the Company's Current
Report on Form 8-K, filed January 31, 2002.

3.4	Certificate of Correction to Amendment to Articles of
Incorporation, incorporated by reference to Exhibit 3.3 of the
Company's Current Report on Form 8-K, filed January 31, 2002.

3.5	Amendment to the Articles of Incorporation, changing the
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
Zynex Medical, Inc. and Silicon Valley Bank, dated
September 29, 2005, incorporated by reference to Exhibit 10.1 of Zynex Medical Holdings, Inc.'s Current Report on Form 8-K,
filed October 7, 2006.

10.8	Warrant to Purchase Stock from Zynex Medical Holdings, Inc. to
Silicon Valley Bank, incorporated by reference to Exhibit
10.2 of Zynex Medical Holdings, Inc.'s Current Report on
Form 8-K, filed October 7, 2006.

10.9	Unconditional Guaranty by Thomas Sandgaard for Silicon Valley
Bank, dated September 29, 2005, incorporated by reference to
Exhibit 10.3 of Zynex Medical Holdings, Inc.'s Current Report
on Form 8-K, filed October 7, 2006.

10.10	Default Waiver and First Amendment to Loan and Security
Agreement, dated March 6, 2006, incorporated by reference
to Exhibit 10.1 of Zynex Medical Holdings, Inc.'s Current
Report on Form 8-K, filed March 20, 2006.

10.11	Unconditional Guaranty by Thomas Sandgaard for Silicon Valley
Bank, dated March 6, 2006, incorporated by reference to
Exhibit 10.2 of Zynex Medical Holdings, Inc.'s Current Report
on Form 8-K, filed March 20, 2006.

10.12	Promissory Note dated March 1, 2006 to Thomas Sandgaard,
Incorporated by reference to Exhibit 10.1 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006

Exhibit Number	Description

10.13	Promissory Note dated March 1, 2006 to Thomas Sandgaard,
incorporated by reference to Exhibit 10.2 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006.

10.14	Promissory Note dated June 30, 2006 to Thomas Sandgaard,
incorporated by reference to Exhibit 10.3 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006.

10.15	Convertible Secured Promissory Note dated October 18, 2006 by
Zynex Medical Holdings, Inc., incorporated by reference to
Exhibit 10.1 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.16	Warrant dated October 18, 2006 by Zynex Medical Holdings, Inc.
to Ascendiant Capital Group, LLC, incorporated by reference to
Exhibit 10.2 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.17	Security Agreement between Ascendiant Capital Group, LLC and
Zynex Medical Holdings, Inc., incorporated by reference to
Exhibit 10.3 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.18	Subordination Agreement dated October 17, 2006 among
Ascendiant Capital Group, LLC, Silicon Valley Bank and Zynex
Medical Holdings, Inc., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed October 18, 2006.

10.19	Separation Agreement dated February 16, 2007 between Peter J. Leveton and Zynex Medical Holdings, Inc., incorporated by reference to Exhibit 10.19 of the Company’s Annual report on Form 10-KSB filed April 17, 2007.

10.20	Letter Agreement, dated May 3, 2007 with Ascendiant Capital Group, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-QSB filed May 18, 2007.

10.21	Promissory Note dated May 16, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 29, 2007.

10.22	Promissory Note dated June 15, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 29, 2007.

10.23
Promissory Note dated September 30, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard, incorporated by reference to Exhibit 10.1 of the Company’s
Quarterly report on Form 10-QSB filed November 19, 2007

21	List of Subsidiaries, incorporated by reference to Exhibit 21 of Zynex Medical Holdings, Inc.’s Annual Report on Form 10-KSB, filed April 15, 2005.

23**	Consent of Independent Registered Public Accounting Firm.

23.1*	Revised Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith
**  Previously Filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX MEDICAL HOLDINGS, INC.
Date: April 23, 2008	By:	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chairman and Chief Executive Officer

Date: April 23, 2008	By:	/s/ Fritz G. Allison
Fritz G. Allison, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

April 23, 2008	Thomas Sandgaard, Chief	/s/ Thomas Sandgaard
Executive Officer and Sole
Director

April 23, 2008	Fritz G. Allison, Chief Financial
	Officer	/s/ Fritz G. Allison