Form 10QSB
period 2008-03-31
ZYNEX MEDICAL HOLDINGS INC
filed 2008-05-21
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from   _______________ to ________________

Commission file number 33-26787-D

ZYNEX MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8022 SOUTHPARK CIRCLE, STE 100 LITTLETON, COLORADO	80210
(Address of principal executive offices)	(Zip Code)

(303) 703-4906
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer   [ ]                          Accelerated filer [ ]                      Non-accelerated filer  [ ]                 Smaller reporting company [X]
                    (Do not check if a smaller
                         reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of May 19, 2008
Common Stock, par value $0.001	29,128,446

ZYNEX MEDICAL HOLDINGS, INC. AND SUBSIDIARY
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ZYNEX MEDICAL HOLDINGS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2007	2008
ASSETS		(Unaudited)
Current Assets:
Cash and cash equivalents	$-	$45,287
Accounts receivable, net of allowance for doubtful
accounts of $5,901,724 and $8,033,174, respectively	4,475,932	6,084,697
Inventory	937,694	1,125,039
Deferred financing fees	5,525	-
Prepaid expenses	34,795	22,054
Deferred tax asset	210,000	290,000
Other current assets	47,715	52,791

Total current assets	5,711,661	7,539,868

Property and equipment, less accumulated
depreciation of $412,315 and $483,955	932,222	1,006,783
Deposits	21,286	21,286

	$6,665,169	$8,567,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$89,347	-
Notes payable	252,573	18,126
Loan from stockholder	118,451	114,204
Capital lease	17,932	17,650
Accounts payable	817,429	869,343
Income taxes payable	910,000	1,135,000
Accrued payroll and payroll taxes	213,935	206,447
Other accrued liabilities	498,709	713,689

Total current liabilities	2,918,376	3,019,459

Loan from stockholder, less current maturities	20,332	11,401
Notes payable, less current maturities	6,732	2,520
Capital lease, less current maturities	12,189	4,652
Long-term deferred tax liability	90,000	115,000

Total liabilities	3,047,629	3,208,032

Stockholders' Equity:
Preferred Stock; $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized,
26,831,113 and 28,943,695 shares issued and outstanding	26,831	28,943
Additional paid-in capital	2,634,075	3,261,337
Retained earnings	956,634	2,149,625

Total stockholders' equity	3,617,540	5,439,905

	$6,665,169	$8,567,937

See accompanying notes to financial statements

ZYNEX MEDICAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Quarters Ended
	March 31,
	2007	2008

Net sales and rental income	$1,336,731	$3,741,028
Cost of sales and rental income	99,635	399,815

Gross profit	1,237,096	3,341,213

Operating Expenses:
Selling, general and administrative, including common stock and warrants
issued for consulting services of $39,375 in 2007	767,794	1,541,526
Depreciation	29,838	71,640

	797,632	1,613,166

Income from operations	439,464	1,728,047

Other income (expense):
Interest income	-	861
Interest expense	(122,083)	(15,917)

	317,381	1,712,991

Income tax expense	85,700	520,000

Net income	$231,681	$1,192,991

Net income per common and common equivalent share

Basic	$0.01	$0.04

Diluted	$0.01	$0.04

Weighted average number of shares outstanding

Basic	26,310,911	27,717,457

Diluted	27,399,773	29,332,966

See accompanying notes to financial statements

ZYNEX MEDICAL HOLDINGS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Number		Additional Paid in Capital	Retained Earnings	Total
	of Shares	Amount

January 1, 2008	26,831,113	$26,831	$2,634,075	$956,634	$3,617,540
Issuance of common stock for option exercise	282,440	282	(282)	-	-
Issuance of common stock for warrant call, net of offering costs	1,740,000	1,740	604,979	-	606,719
Issuance of common stock for warrant exercise	80,392	80	(80)	-	-
Issuance of common stock for cash	9,750	10	12,753	-	12,763
Employee stock option expense	-	-	9,892	-	9,892
Net income, three months ended March 31, 2008	-	-	-	1,192,991	1,192,991

March 31, 2008	28,943,695	$28,943	$3,261,337	$2,149,625	$5,439,905

See accompanying notes to financial statements

ZYNEX MEDICAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)
	Quarters Ended
	March 31,
	2007	2008
Cash flows from operating activities:
Net income	$231,681	$1,192,991
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation	29,838	71,643
Provision for losses in accounts receivable	393,808	2,131,450
Amortization of deferred consulting and financing fees	106,556	5,525
Provision for obsolete inventory	12,000	12,000
Amortization of discount on note payable	47,030	-
Amortization of beneficial conversion feature	3,346	-
Employee stock based compensation expense	8,456	9,892
Deferred tax benefit	(160,000)	(55,000)
Changes in operating assets and liabilities:
Accounts receivable	(884,013)	(3,740,215)
Inventory	(138,336)	(199,345)
Prepaid expenses	22,897	12,741
Other current assets	(14,600)	(5,076)
Accounts payable	(5,967)	51,914
Accrued liabilities	24,642	207,490
Income taxes payable	245,700	225,000

Net cash used in operating activities	(76,962)	(78,990)

Cash flows from investing activities:
Purchases of equipment	(86,156)	(146,202)

Net cash used in investing activities	(86,156)	(146,202)

Cash flows from financing activities:
Decrease in bank overdraft	-	(89,347)
Payments on notes payable and capital lease	(58,430)	(246,478)
Repayments of loans from stockholder	(6,138)	(13,178)
Issuance of common stock for cash, net	-	619,482

Net cash (used in) provided by financing activities	(64,568)	270,479

Net (decrease) increase in cash and cash equivalents	(227,686)	45,287

Cash and cash equivalents at beginning of period	265,197	-

Cash and cash equivalents at end of period	$37,511	$45,287

Supplemental cash flow information:
Interest paid	$11,099	$5,991
Income taxes paid		$350,000

See accompanying notes to financial statements

ZYNEX MEDICAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

(1)     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Zynex Medical Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

The accompanying consolidated financial statements include the accounts of Zynex Medical Holdings, Inc. and Zynex Medical, Inc. for all of the periods presented. All inter company balances and transactions have been eliminated in consolidation

(2)     SIGNIFICANT ACCOUNTING POLICIES

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

ZYNEX MEDICAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

RECENTLY ADOPTED ACCOUNTING PRINCIPLES

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009. As it relates to the Company’s financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company is in the process of evaluating the impact that SFAS 157 will have on its nonfinancial assets and liabilities.

INVENTORY

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At March 31, 2008, the Company had a reserve balance for slow moving inventory of approximately $138,000 (approximately $126,000 at December 31, 2007).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. Cost and related estimated useful lives of property and equipment as of March 31, 2008 are as follows:

	Cost	Useful lives

Office furniture and equipment	$213,024	3-7 years
Rental inventory	1,198,691	5 years
Vehicles	59,833	5 years
Leasehold Improvements	8,500	5 years
Assembly equipment	10,690	7 years
	1.490.738
Less accumulated depreciation	(483,955)
Net	$1,006,783

Repairs and maintenance costs are charged to expense as incurred.

(3)   EARNINGS PER SHARE

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

The calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2007 and for the three months ended March 31, 2008 is as follows:

ZYNEX MEDICAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Basic:
Net income applicable to common stockholders	$231,681	$1,192,991
Weighted average shares outstanding - basic	26,310,911	27,717,457
Net income per share - basic	$0.01	$0.04

Diluted:
Net income applicable to common stockholders	$231,681	$1,192,991
Weighted average shares outstanding - basic	26,310,911	27,717,457
Dilutive securities	1,088,862	1,615,509
Weighted average shares outstanding - diluted	27,399,773	29,332,966
Net income per share - diluted	$0.01	$0.04

(4)     STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the three months ended March 31, 2008 and for the three months ended March 31, 2007, the Company recorded compensation expense related to stock options that decreased income from operations and decreased net income by $9,892 and $8,456, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

For the three months ended March 31, 2008 the Company granted stock options to acquire 86,000 shares of common stock to employees at an exercise price of $1.28 per share. The fair value of stock options at the date of grant during the three months ended March 31, 2008 was $1.12. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2007 and 2008:

	2007	2008
Expected life	7 years	6.25 years
Volatility	111.5% to 112.9%	117.67%
Risk-free interest rate	4.68%	3.90%
Dividend yield	0%	0%

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

ZYNEX MEDICAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

A summary of stock option activity under the Option Plan for the three months ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2008	496,000	$0.58

Granted	86,000	$1.28
Exercised	--	$--
Forfeited	(4,000)	$1.30
Outstanding at March 31, 2008	578,000	$0.68	8.27 Years	$464,340

Exercisable at March 31, 2008	159,500	$0.34	7.28 Years	$1,814,775

A summary of status of the Company’s non-vested shares as of and for the three months ended March 31, 2008 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Nonvested at January 1, 2008	404,500	$0.55

Granted	86,000	$1.12
Vested	(68,000)	$0.23
Forfeited	(4,000)	$1.16
Nonvested at March 31, 2008	418,500	$0.80

As of March 31, 2008, we had $90,824 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

(5)     LOANS FROM STOCKHOLDER

In 2006 Mr. Sandgaard loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. As of March 31, 2008, $10,327 of this amount remained outstanding.   The remaining $96,900 was represented by 8.25% demand notes and is being repaid as the Company's cash position and its financing covenants allow. As of March 31, 2008, $4,259 of this amount remained outstanding. The loans from Mr. Sandgaard were used for working capital purposes.

In May and June 2007, Mr. Sandgaard made 24-month unsecured loans to the Company in the principal amounts of $50,000 and $24,000 for a total amount of $74,000.  The loans bear interest at 8.25% per annum and require monthly payments of $2,267, commencing June 2007 and $1,088 commencing July 2007, for a total of $3,355.  As of March 31, 2008, $32,475 and $16,547 remain outstanding. The loans from Mr. Sandgaard were used for working capital purposes and repayment of the Note Payable to Ascendiant Capital Group, LLC.

In September 2007, Mr. Sandgaard made a loan to the Company in the principal amount of $59,500. The loan bears interest at 8.25% per annum commencing September 30, 2007 and is a demand note.  Accrued interest not paid is added to the principal. As of March 31, 2008, $61,997 remains outstanding. This loan from Mr. Sandgaard was used for working capital purposes.

ZYNEX MEDICAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

(6)    INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The effective income tax rate is reevaluated each reporting period. As of March 31, 2008, the Company has estimated its expected effective income tax rate applicable for the year is 30%, which is the statutory rate decreased by the effect of changes in the valuation allowance. Therefore, during the three months ended March 31, 2008 the Company recorded a provision for income taxes of $520,000. During the three months ended March 31, 2007, the Company recorded a provision for income taxes of $85,700.

At March 31, 2008, net deferred tax assets are reduced by a valuation allowance of $55,000.

(7)   NOTES PAYABLE

At January 1, 2008, the Company had $228,215 outstanding under two term loan agreements with a bank.   In January 2008, the Company defaulted on the monthly installment payable to this bank and as a result of this default, this bank called the outstanding balances of both term loans. The loans were paid off in February 2008.

(8)       STOCKHOLDERS' EQUITY, COMMON STOCK AND WARRANTS

In January 2008, the Company notified warrant holders from a 2006 private placement that an event had occurred which accelerated the expiration date of the warrants.  In February 2008 the Company had received notices of exercise and payments from all the warrant holders notified.  The Company issued 1,740,000 shares of common stock to the warrant holders and received $678,600 in proceeds from their exercise.  The Company is obligated to pay $71,881 to the two investment firms that originally aided in the 2006 private placement as fees related to the warrant exercise.  The Company is also obligated to issue 180,351 shares of common stock to the two investment firms that originally aided in the 2006 private placement as fees related to the warrant exercise.

In February 2008, the Company received a notice of exercise related to a warrant for 100,000 shares of common stock; 80,392 shares of common stock were issued in a cashless exercise.

ZYNEX MEDICAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

In February 2008, the Company also issued 2,000 shares of common stock to an employee for a cash payment of $2,618.  In March 2008, the Company received a notice of exercise related to options for 325,000 shares of common stock; 282,440 shares of common stock were issued in a cashless exercise.  In March 2008, the Company also issued 7,750 shares of common stock to an individual for a cash payment of $10,145.

In April 2008, the Company issued 180,351 shares of common stock to the two investment firms that originally aided in the 2006 private placement as fees upon the exercise of warrants originally issued with the 2006 private placement.

In April 2008, the Company issued 5,000 shares of common stock to an employee as a non-cash compensation amount. We believe the issuance of these shares of common stock met the standards for purchases under and exemption for a non-public offering.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.

Results of Operations

Net Sales and Rental Income. Net sales and rental income for the three months ended March 31, 2008, were $3,741,028 an increase of $2,404,297 or 180% compared to $1,336,731 for the three months ended March 31, 2007. The increase in net sales and rental income for the three months ended March 31, 2008, compared to the three months ended March 31, 2007was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s electrotherapy products. The increase resulted from the expansion of the sales force as discussed in the Company's Form 10-KSB/A filed April 16, 2008; greater awareness of the Company's products by end users and physicians resulting from marketing investments in 2007 and 2006; growing market penetration; and increased rental income from the greater number of Zynex products placed in use during prior periods. We continue to add outside sales representatives with a small increase to the total number of such representatives since December 31, 2007.

Our sales and rental income is reported net, after deductions for bad debt and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The amounts deducted from net sales and rental income for these charges in the three months ended March 31, 2008, were $3,592,457 an increase of $2,431,711 or 209% compared to $1,160,746 for the three months ended March 31, 2007. This increase is higher in proportion to the increase in net sales because we increased the expected deductions based upon experience.

Gross Profit. Gross profit for the three months ended March 31, 2008, was $3,341,213 or 89.3% of net revenue. For three months ended March 31, 2008, this represents an increase of $2,104,117 or 170% from the gross profit of $1,237,096 or 92.5% of net revenue for the three months ended March 31, 2007. The increase in gross profit for the three months ended March 31, 2008 as compared with the same periods in 2007 is primarily because revenue increased from the prior periods. The decrease in gross profit percentage for the three months ended March 31, 2008 as compared with the same periods in 2007 is primarily because of an increase in expected deductions for contractual adjustments as described above.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2008 were $1,541,526 an increase of $773,732 or 100.8%, compared to $767,794 for the same period in 2007.  The increase was primarily due to increases in sales representative commissions, payroll, public company expenses,  accounting services and office expenses.  The increases were in part offset by lower legal and travel costs.  Because we have moved to new space effective in November 2007, and we have not yet subleased our previous location, we may incur an increase to selling, general and administrative expenses of approximately $20,000 per quarter.

Depreciation.  Depreciation expense for the three months ended March 31, 2008 was $71,640 an increase of $41,802 or 140.1%, compared to $29,838 for the same period in 2007.  Depreciation expense increased primarily because of more equipment out on rental, which is considered property and equipment.

Interest and other expense.  Interest and other expense for the three months ended March 31, 2008 were $15,917 a decrease of $106,166 or 89.1%, compared to $122,083 for the same period in 2007. The decreases resulted primarily from the Company's decrease in commercial bank debt, the note issued to Ascendiant Capital paid off in 2007 as well as payments on loans from its majority stockholder, which is described in Note 3 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and in Notes 5 and 7 to the Condensed Consolidated Financial Statements in this Report.

Income tax expense.  We reported income tax expense in the amount of $520,000 for the three months ended March 31, 2008 an increase of $434,300 or 506.8%, compared to $85,700 for the same periods in 2007.  This is primarily due to our having an income before taxes of $1,712,991 compared to $317,381 for the same period in 2007. We expect we will have to pay taxes on income going forward. Deferred tax assets have increased due to the effects of temporary differences primarily attributable to an increase in the allowance for doubtful accounts receivable.

Liquidity and Capital Resources. We have limited liquidity.

Our cash requirements increase as our operations expand for the reasons indicated below for our limited liquidity.  Except for billing delays in January 2008 which affected collections on our accounts receivable in the quarter, we have seen our operations provide enough cash for our current operating activities.  See the Consolidated Statements of Cash Flows for the quarter ended March 31, 2008 in this Report.  Our business plan contemplates continued growth in product orders and revenues and thus requires funds for the purchases of equipment, primarily rental inventory.  We may need external financing, through debt or equity, in 2008 and 2009 for at least such purchases of equipment.  There can be no assurance that we will be able to raise any additional financing or do so on terms that are acceptable to the Company.

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

Cash used by operating activities was $78,990 for the three months ended March 31, 2008 compared to $76,962 for the three months ended March 31, 2007. The primary reasons for the decrease in cash flow was the increase to net income in 2008 compared to 2007, an increase in non-cash expenses including provision for loss on accounts receivable, offset by an increase in accounts receivable due to the increase in gross revenue.

Inventory increased as the Company anticipates continued growth in the business.  Accrued liabilities increased primarily for commissions earned by sales reps which are scheduled to be paid in April and May as well as increases in customer deposits

Cash used in investing activities for the three months ended March 31, 2008 was $146,202 compared to cash used in investing activities of $86,156 for the same period in 2007. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of computers.

Cash provided by financing activities was $270,479 for the three months ended March 31, 2008 compared with cash used in financing activities of $64,568 for the three months ended March 31, 2007.  The primary financing source of cash in 2008 were from proceeds from the sales of common stock partially offset by payments on notes payable including the notes payable to Silicon Valley Bank.  The primary financing uses of cash in 2007 were payments on notes payable.

Recently adopted accounting pronouncements:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009. As it relates to the Company’s financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company is in the process of evaluating the impact that SFAS 157 will have on its nonfinancial assets and liabilities..

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need to obtain additional capital in order to grow our business, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, our dependence on third party manufacturers to produce our goods on time and to our specifications, the acceptance of our products by hospitals and clinicians, implementation of our sales strategy including a strong direct sales force and other risks described in our 10-KSB/A Report for the year ended December 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2008.

Based on an evaluation as of December 31, 2007, management had concluded that our internal control over financial reporting was not effective as of December 31, 2007. Our principal Chief Executive Officer and Chief Financial Officer concluded that the Company had a material weakness in its ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following significant deficiencies:

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

Changes in Internal Control Over Financial Reporting

In order to remediate the material weakness described above, our management began to implement the following changes to our internal control over financial reporting during the first quarter of 2008:

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material pending or threatened legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2008 , the Company received a notice of exercise related to a warrant for 100,000 shares of common stock; 80,392 shares of common stock were issued in this cashless exercise. We made no general solicitation and we believe that the issuance of the options met the standards for purchases under an exemption for a non-public offering or was an exempt exchange of securities.

During the first quarter of 2008 , the Company received a notice of exercise related to options for 325,000 shares of common stock; 282,440 shares of common stock were issued in a cashless exercise. We made no general solicitation and we believe that the issuance of the options met the standards for purchases under an exemption for a non-public offering or was an exempt exchange of securities.

During the first quarter of 2008 , the Company issued 2,000 shares of common stock to an employee for a cash payment of $2,618.  We made no general solicitation and we believe that the issuance of the shares met the standards for purchases under an exemption for a non-public offering.

During the first quarter of 2008 , the Company issued 7,750 shares of common stock to an individual for a cash payment of $10,145.  We made no general solicitation and we believe that the issuance of the options met the standards for purchases under an exemption for a non-public offering or did not constitute a sale.

During the first quarter of 2008, we issued options for a total of 86,000 shares of common stock to employees at an average exercise price of $1.28.  These options expire on December 31, 2017 and vest as follows, 25% on December 31, 2009, 25% on December 31, 20010, 25% December 31, 20011 and the final 25% on December 31, 2012. We made no general solicitation and we believe that the issuance of the options met the standards for purchases under an exemption for a non-public offering or did not constitute a sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS

(a) Exhibits

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

ZYNEX MEDICAL HOLDINGS, INC.
Dated May 20, 2008	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated May 20, 2008	/s/ Fritz G. Allison
Fritz G. Allison
Chief Financial Officer