Form 10-Q
period 2008-06-30
ZYNEX INC
filed 2008-08-14
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 33-26787-D

Zynex, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8022 SOUTHPARK CIRCLE, STE 100 LITTLETON, COLORADO	80120
(Address of principal executive offices)	(Zip Code)

(303) 703-4906
(Registrant’s telephone number, including area code)

Zynex Medical Holdings, Inc.
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of August 11, 2008
Common Stock, par value $0.001	29,281,091

ZYNEX, INC. AND SUBSIDIARY
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZYNEX, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2007	2008
ASSETS		(Unaudited)
Current Assets:
Cash and cash equivalents	$-	$189,620
Accounts receivable, net of allowance for provider discounts and
doubtful accounts of $5,901,724 and $11,138,196, respectively	4,475,932	7,950,946
Inventory	937,694	1,482,452
Deferred financing fees	5,525	-
Prepaid expenses	34,795	68,189
Deferred tax asset	210,000	390,000
Other current assets	47,715	57,600

Total current assets	5,711,661	10,138,807

Property and equipment, less accumulated
depreciation of $412,315 and $515,124	932,222	1,299,366
Deposits	21,286	21,286

	$6,665,169	$11,459,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$89,347	$-
Notes payable	252,573	14,750
Loan from stockholder	118,451	106,248
Capital lease	17,932	25,558
Accounts payable	817,429	965,352
Income taxes payable	910,000	1,985,000
Accrued payroll and payroll taxes	213,935	286,262
Other accrued liabilities	498,709	666,747

Total current liabilities	2,918,376	4,049,917

Loan from stockholder, less current maturities	20,332	3,582
Notes payable, less current maturities	6,732	1,386
Capital lease, less current maturities	12,189	-
Long-term deferred tax liability	90,000	75,000

Total liabilities	3,047,629	4,129,885

Stockholders' Equity:
Preferred Stock; $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized,
26,831,113 and 29,132,796 shares issued and outstanding	26,831	29,133
Additional paid-in capital	2,634,075	3,298,604
Retained earnings	956,634	4,001,837

Total shareholders' equity	3,617,540	7,329,574

	$6,665,169	$11,459,459

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net rental income	$965,064	$3,487,496	$1,768,126	$6,077,542
Net sales income	540,143	1,560,139	1,073,812	2,711,121
Net rental and sales income	1,505,207	5,047,635	2,841,938	8,788,663

Cost of rentals	68,155	113,209	93,803	216,228
Cost of sales	131,549	165,003	224,581	518,698
Cost of rentals and sales	199,704	278,212	318,384	734,926

Gross profit	1,305,503	4,769,423	2,523,554	8,053,737

Operating Expenses:
Selling, general and administrative, including
common stock and warrants issued for
consulting services of $39,375 in 2007	725,102	2,076,900	1,503,689	3,633,167

Income from operations	580,401	2,692,523	1,019,865	4,420,570

Other income (expense):
Interest income	-	210	-	1,071
Interest expense	(98,553)	(7,722)	(220,636)	(23,639)
Gain on disposal of leased equipment	-	27,201	-	27,201

	481,848	2,712,212	799,229	4,425,203

Income tax expense	130,300	860,000	216,000	1,380,000

Net income	$351,548	$1,852,212	$583,229	$3,045,203

Net income per common and
common equivalent share
Basic	$0.01	$0.06	$0.02	$0.11

Diluted	$0.01	$0.06	$0.02	$0.10

Weighted average number of shares
outstanding
Basic	26,427,002	29,132,219	26,369,277	28,424,838

Diluted	27,823,336	30,277,702	27,250,434	29,976,696

See accompanying notes to financial statements

ZYNEX, INC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Number	Common	Additional Paid in Capital	Retained Earnings	Total
	of Shares	Stock

January 1, 2008	26,831,113	$26,831	$2,634,075	$956,634	$3,617,540
Issuance of common stock for option exercise	282,440	283	(283)	-	-
Issuance of common stock for warrant call, net of offering costs	1,920,351	1,920	604,799	-	606,719
Issuance of common stock for warrant exercise	80,392	80	(80)	-	-
Issuance of common stock for cash	13,500	14	17,620	-	17,634
Issuance of common stock for employee incentive	5,000	5	7,395	-	7,400
Employee stock option expense	-	-	35,078	-	35,078
Net income, six months ended June 30, 2008	-	-	-	3,045,203	3,045,203

June 30, 2008	29,132,796	$29,133	$3,298,604	$4,001,837	$7,329,574

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30,
	2007	2008
Cash flows from operating activities:
Net income	$583,229	$3,045,203
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation	62,497	159,655
Provision for losses in accounts receivable (bad debts)	244,121	755,908
Provision for provider discounts	2,545,505	7,889,712
Amortization of deferred consulting and financing fees	132,610	5,525
Issuance of common stock and warrants for services,
interest, loan fees and employee incentive	69,173	7,400
Provision for obsolete inventory	24,000	24,000
Amortization of discount on note payable	56,548	-
Amortization of beneficial conversion feature	3,904	-
Gain on disposal of equipment	-	(27,201)
Employee stock based compensation expense	13,368	35,078
Deferred tax benefit	(330,000)	(195,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,740,571)	(12,120,634)
Inventory	(151,212)	(568,758)
Prepaid expenses	31,198	(33,394)
Other current assets	(9,700)	(9,885)
Accounts payable	102,097	147,923
Accrued liabilities	2,613	240,365
Income taxes payable	546,000	1,075,000

Net cash provided by operating activities	185,380	430,897

Cash flows from investing activities:
Proceeds from disposal of equipment	-	47,000
Purchases of equipment	(185,191)	(546,597)

Net cash used in investing activities	(185,191)	(499,597)

Cash flows from financing activities:
Decrease in bank overdraft	-	(89,347)
Payments on notes payable and capital lease	(301,199)	(247,733)
Proceeds from loans from stockholder	74,000	-
Repayments of loans from stockholder	(17,133)	(28,953)
Issuance of common stock for cash, net	-	624,353

Net cash (used in) provided by financing activities	(244,332)	258,320

Net (decrease) increase in cash and cash equivalents	(244,143)	189,620

Cash and cash equivalents at beginning of period	265,197	-

Cash and cash equivalents at end of period	$21,054	$189,620

Supplemental cash flow information:
Interest paid	$21,882	$6,566
Income taxes paid		$500,000

Supplemental disclosure of non-cash investing
and financing activity:
Conversion of notes payable to common stock	$99,175

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

(1)         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Zynex, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and Zynex Medical, Inc. for all of the periods presented. All inter company balances and transactions have been eliminated in consolidation

(2)           SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company’s policy for revenue recognition for the rental of products is to recognize revenue ratably over the products’ rental period. Rental revenue is shown net of the estimated discounts, which will be taken by healthcare payment providers.

The Company’s policy for revenue recognition for the sale of products is to recognize revenue when the product has been shipped and, when applicable, a claim prepared by the Company has been filed with the patient's insurance provider. Sales revenue is shown net of the estimated discounts, which will be taken by healthcare payment providers.

Revenue is recognized under rental agreements and product shipments only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity; and (iv) collectibility is reasonably assured.

RESERVES FOR PROVIDER DISCOUNTS AND COLLECTIBILITY

The Company maintains reserves for provider discounts and collectibility. Provider discounts result from reimbursements from insurance providers that are less than amounts claimed, as provided by agreement, where the amount claimed by the Company exceeds the insurance provider's usual, customary and reasonable reimbursement rate and when units are returned because of benefit denial. The provision is provided for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The amount of the reduction is estimated based on historical experience. The reserve for collectibility is the customary allowance for bad debts.

At December 31, 2007 and June 30, 2008, the reserves for provider discounts and collectibility are as follows:

	December 31, 2007	June 30, 2008

Reserve for provider discounts	$5,455,724	$10,310,696
Allowance for bad debts	446,000	827,500

	$5,901,724	$11,138,196

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities" (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its financial position and results of operations.

RECLASSIFICATIONS

Certain amounts in the 2007 financial statements have been reclassified to conform to the presentation used in 2008.

INVENTORY

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At June 30, 2008, the Company had a reserve balance for slow moving inventory of approximately $150,000 and approximately $126,000 at December 31, 2007.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. Through March 31, 2008, the Company recorded depreciation of all property and equipment in a separate line item within operating expenses. As rental inventory contributes directly to the revenue generating process, the Company reclassified the depreciation of rental inventory to cost of sales. The consolidated statement of operations for the six months ended June 30, 2008 has been reclassified to reflect this change. The consolidated statements of operations for the three and six months ended June 30, 2007 have been reclassified to conform to the presentation used in 2008. The amount of reclassification was not material to the consolidated statements of operations.

Cost and related estimated useful lives of property and equipment as of December 31, 2007 and June 30, 2008 are as follows:

	December 31, 2007	June 30, 2008

Office furniture and equipment	$198,173	$143,708
Rental inventory	1,068,303	1,591,760
Vehicles	59,833	59,832
Leasehold Improvements	8,500	8,500
Assembly equipment	9,728	10,690
	1,344,537	1,814,490
Less accumulated depreciation	(412,315)	(515,124)
Net	$932,222	$1,299,366

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

The calculation of basic and diluted earnings (loss) per share for the three months ended June 30, 2007 and 2008 and the six months ended June 30, 2007 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Basic:
Net income	$351,548	$1,852,212	$583,229	$3,045,203
Weighted average shares outstanding - basic	26,427,002	29,132,219	26,369,277	28,424,838
Net income per share - basic	$0.01	$0.06	$0.02	$0.11

Diluted:
Net income	$351,548	$1,852,212	$583,229	$3,045,203
Weighted average shares outstanding - basic	26,427,002	29,132,219	26,369,277	28,424,838
Dilutive securities	1,396,334	1,145,483	881,157	1,551,858
Weighted average shares outstanding - diluted	27,823,336	30,277,702	27,250,434	29,976,696
Net income per share - diluted	$0.01	$0.06	$0.02	$0.10

(4)         STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the three months ended June 30, 2008 and 2007, the Company recorded compensation expense related to stock options that decreased net income from operations and decreased net income by $25,185 and $4,912, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded compensation expense related to stock options that decreased net income from operations and decreased net income by $35,078 and $13,368, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

For the three months ended June 30, 2008 the Company granted stock options to acquire 111,000 shares of common stock to employees at an exercise price ranging from $1.45 to $1.69 per share. The fair value of stock options at the date of grant during the three months ended June 30, 2008 ranged from $1.25 to $1.45. During the three months ended June 30, 2007 the Company granted stock options to acquire 28,000 shares of common stock at an exercise price of $0.42.

The Company used the following assumptions to determine the fair value of stock option grants during the three months ended June 30, 2007 and 2008:

	2007	2008
Expected life	7 years	6.25 years
Volatility	108%	112.66% - 114.47%
Risk-free interest rate	4.57%	3.09% - 3.77%
Dividend yield	0%	0%

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

A summary of stock option activity under the Option Plan for the six months ended June 30, 2008 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2008	496,000	$0.58

Granted	207,000	$1.41
Exercised	--	$--
Forfeited	(16,000)	$1.37
Outstanding at June 30, 2008	687,000	$0.81	8.26 Years	$612,300

Exercisable at June 30, 2008	144,500	$0.35	7.85 Years	$194,890

A summary of status of the Company’s non-vested shares as of and for the six months ended June 30, 2008 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Non-vested at January 1, 2008	404,500	$0.55

Granted	207,000	$1.22
Vested	(53,000)	$0.35
Forfeited	(16,000)	$1.20
Non-vested at June 30, 2008	542,500	$0.81

As of June 30, 2008, we had $273,573 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

(5)         LOANS FROM STOCKHOLDER

In 2006 Mr. Sandgaard loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. As of June 30, 2008, $3,636 of this amount remained outstanding.   The remaining $96,900 was represented by 8.25% demand notes and is being repaid as the Company's cash position and its financing covenants allow. As of June 30, 2008, $1,089 of this amount remained outstanding. The loans from Mr. Sandgaard were used for working capital purposes.

In May and June 2007, Mr. Sandgaard made 24-month unsecured loans to the Company in the principal amounts of $50,000 and $24,000 for a total amount of $74,000.  The loans bear interest at 8.25% per annum and require monthly payments of $2,267, commencing June 2007 and $1,088 commencing July 2007, for a total of $3,355.  As of June 30, 2008, $26,302 and $15,519 remain outstanding. The loans from Mr. Sandgaard were used for working capital purposes and repayment of the Note Payable to Ascendiant Capital Group, LLC.

In September 2007, Mr. Sandgaard made a loan to the Company in the principal amount of $59,500. The loan bears interest at 8.25% per annum commencing September 30, 2007 and is a demand note.  Accrued interest not paid is added to the principal. As of June 30, 2008, $63,284 remains outstanding. The loan from Mr. Sandgaard was used for working capital purposes.

(6)           INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The effective income tax rate is reevaluated each reporting period. As of June 30, 2008, the Company has estimated its expected effective income tax rate applicable for the year is 31%, which is the statutory rate decreased by the effect of deductible expenses. Therefore, during the three and six months ended June 30, 2008 the Company recorded a provision for income taxes of $860,000 and $1,380,000. During the three and six months ended June 30, 2007, the Company recorded a provision for income taxes of $130,300 and $216,000.

(7)      NOTES PAYABLE

At January 1, 2008, the Company had $228,215 outstanding under two term loan agreements with a bank.  In January 2008, the Company defaulted on the monthly installment payable to this bank and as a result, the bank called the outstanding balances of both term loans. The loans were repaid in February 2008.

(8)      STOCKHOLDERS' EQUITY, COMMON STOCK AND WARRANTS

In January 2008, the Company notified warrant holders from the 2006 private placement that an event had occurred which accelerated the expiration date of the warrants.  In February 2008 the Company had received notices of exercise and payments from all the warrant holders notified.  The Company issued 1,740,000 shares of common stock to the warrant holders and received $678,600 in proceeds from their exercise.  The Company is obligated to pay $71,881 to the two investment firms that originally aided in the 2006 private placement as fees related to the warrant exercise.  The Company was also obligated to issue 180,351 shares of common stock to the two investment firms that originally aided in the 2006 private placement as fees related to the warrant exercise.  In April 2008, the Company issued 180,531 shares of common stock to these two investment firms.

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

In May 2008, the Company issued 2,250 shares of common stock to an individual for a cash payment of $2,831.

In May 2008, the Company issued 1,500 shares of common stock to an individual for a cash payment of $2,040.

For stock warrants or options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes method if that valuation method results in a more reliable measurement than the fair value of the consideration or the services received. For stock granted to non-employees, the Company measures fair value of the shares issued utilizing the market price of the shares on the date the transaction takes place. The Company amortizes such costs over the related period of service.

(9)     SUBSEQUENT EVENTS

In July 2008, the Company received notices of exercise related to options for 400,000 shares of common stock; 141,295 shares of common stock were issued in cashless exercises.

In July 2008, the Company received notices of exercise related to the 2005 employee stock options for 7,000 shares of common stock; 7,000 shares of common stock were issued in exchange for cash and notes receivable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.

Results of Operations

Net Rental Income. Net rental income for the three and six months ended June 30, 2008, was $3,487,496 and  $6,077,542 an increase of $2,522,432 and $4,309,416 or 261% and 244% compared to $965,064 and $1,768,126 for the three and six months ended June 30, 2007. The increase in net rental income for the three and six months ended June 30, 2008 was due primarily to an increase in prescriptions (orders) for rentals of the Company’s electrotherapy products. Other reasons for the increase in net rental income are indicated in “Net Sales and Rental Income” below.

Net rental income for the three and six months ended June 30, 2008 made up 69% and 69% of net sales and rental income compared to 64% and 62% for the three and six months ended June 30, 2007. The increase in the percentage of total net sales from rental income was due primarily to increased orders for rentals of products compared to orders for purchases of products and, once rented, continuation of rental revenue while the products are used or until purchased.

Our products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare providers; there are also purchases by dealers. If the patient is covered by health insurance, the third party payer typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges. Approximately 2/3rds of net sales income is derived from surface electrodes sent to existing patients each month and other consumable supplies for our products.

Net Sales Income. Net sales income for the three and six months ended June 30, 2008, were $1,560,139 and  $2,711,121 an increase of $1,019,996 and $1,637,309 or 189% and 152% compared to $540,143 and $1,073,812 for the three and six months ended June 30, 2007. The increase in net sales income for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007 was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products as well as higher levels of products sold. Other reasons for the increase in net sales income are indicated in “Net Sales and Rental Income” below.

Net sales income for the three and six months ended June 30, 2008 made up 31% and 31% of net sales and rental income compared to 36% and 38% for the three and six months ended June 30, 2007. The decrease in the percentage of total net sales and rental income was due primarily to increased orders for rentals of products compared to orders for purchases of products. The percentage of net sales revenue could increase if we get large orders from resellers.

Net Sales and Rental Income. Net sales and rental income for the three and six months ended June 30, 2008, were $5,047,635 and  $8,788,863 an increase of $3,542,428 and $5,946,725 or 235% and 209% compared to $1,505,207 and $2,841,938 for the three and six months ended June 30, 2007. The increase in net sales and rental income for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s electrotherapy products. The increase resulted from the expansion of the sales force as discussed in the Company's Form 10-KSB/A filed April 16, 2008; greater awareness of the Company's products by end users and physicians resulting from marketing investments in 2007 and 2006; growing market penetration; and increased rental income from the greater number of Zynex products placed in use during prior periods. We continue to add outside sales representatives with a small increase to the total number of such representatives since December 31, 2007.

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

The amounts deducted from net sales and rental income for these charges in the three and six months ended June 30, 2008, were $4,615,068 and  $7,889,712 an increase of $3,228,340 and $5,344,207 or 233% and 210% compared to $1,386,728 and $2,545,505 for the three and six months ended June 30, 2007. This increase is in proportion to the increase in net sales.

The amounts deducted from net sales and rental income for bad debts in the three and six months ended June 30, 2008, were $438,096 and  $755,908 an increase of $307,054 and $511,787 or 233% and 210% compared to $131,042 and $244,121 for the three and six months ended June 30, 2007. This increase is in proportion to the increase in net sales.

Gross Profit. Gross profit for the three and six months ended June 30, 2008, was $4,769,423 and $8,053,737 or 94.5% and 91.6 % of net revenue. For three and six months ended June 30, 2008, this represents an increase of $3,463,920 and $5,530,183 or 265% and 219% from the gross profit of $1,305,503 or 86.7% and $2,523,554 or 88.8% of net revenue for the three and six months ended June 30, 2007. The increase in gross profit for the three and six months ended June 30, 2008 as compared with the same periods in 2007 is primarily because revenue increased from the prior periods. The increase in gross profit percentage for the three and six months ended June 30, 2008 as compared with the same periods in 2007 is primarily because of an increase in rental income as a percentage of total revenue.  Rental revenue has a higher gross profit margin due to the cost of the product being depreciated over its useful life.

Selling, General and Administrative. Selling, general and administrative expenses for the three and six months ended June 30, 2008 were $2,076,900 and $3,633,167 an increase of $1,351,798 and $2,129,478 or 186% and 142%, compared to $725,102 and $1,503,689 for the same periods in 2007.  The increase was primarily due to increases in sales representative commissions, payroll, public company expenses, legal expenses, accounting services and office expenses.  The increases were in part offset by lower advertising, marketing and promotion costs, and temporary services.  Because we have moved to a new location effective in November 2007, which is described in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and we have not yet subleased our previous location, we may incur an increase to selling, general and administrative expenses of approximately $20,000 per quarter.

Interest and other income or expense.  Interest and other income or expense for the three and six months ended June 30, 2008 were $19,689 of income and $4,633 of income, compared to $98,553 of expense and $220,636 of expense for the same periods in 2007. The increases resulted primarily from the Company's repayment of the note issued to Ascendiant Capital in June of 2007, and the Company’s repayment of the loans payable to Silicon Valley Bank in February 2008, which is described in Note 7 to the Condensed Consolidated Financial Statements in this Report. The Company also recorded other income of $27,201 in the quarter ended June 30, 2008 resulting from the disposal of leased equipment which had been treated as a capital lease.

Income tax expense.  We reported expenses for income taxes in the amount of $860,000 and $1,380,000 for the three and six months ended June 30, 2008 compared to $130,300 of expense and $216,000 of expense for the same periods in 2007.  This is primarily due to our having higher income before taxes of $2,712,212 and $4,425,203 for the three and six months ended June 30, 2008 compared to income before taxes of $481,848 and $799,229 for the same periods in 2007.

Liquidity and Capital Resources. We have limited liquidity.

Our cash requirements increase as our operations expand for the reasons indicated below for our limited liquidity.  We have begun to see our operations provide enough cash for our current operating requirements.  Our planned operations might also provide sufficient cash to implement our business plan.  Our business plan requires funds for the purchases of equipment, primarily for rental inventory.  However, there can be no assurance that our operations will provide enough cash in the future for current operating requirements or for additional purchases of equipment.  For this reason we may raise additional capital through debt or equity financing in 2008 or 2009. We are actively pursuing a commercial line of credit. There can be no assurance that we will be able to raise such additional financing or do so on terms that are acceptable to the Company.

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

Cash provided by operating activities was $430,897 for the six months ended June 30, 2008 compared to $185,380 of cash provided by operating activities for the six months ended June 30, 2007. The primary reasons for the increase in cash flow was the increase to net income in 2008 compared to 2007, an increase in non-cash expenses including provision for losses on accounts receivable, provisions for payment provider discounts and income taxes payable, offset by an increase in accounts receivable due to the increase in gross revenue.

Cash used in investing activities for the six months ended June 30, 2008 was $499,597 compared to cash used in investing activities of $185,191 for the six months ended June 30, 2007. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of capital equipment.

Cash provided by financing activities was $258,320 for the six months ended June 30, 2008 compared with cash used in financing activities of $244,332 for the six months ended June 30, 2007.  The primary financing source of cash in 2008 were from proceeds from the sales of common stock partially offset by payments on notes payable including the notes payable to Silicon Valley Bank.  The primary financing uses of cash in 2007 were payments on notes payable partially offset by proceeds of loans issued to a stockholder.

Recently issued accounting pronouncement:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities" (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its financial position and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2008.

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

Changes in Internal Control Over Financial Reporting

In order to remediate the material weakness described above, our management implemented the following changes to our internal control over financial reporting during the first and second quarter of 2008:

·	we have hired additional accounting personnel (two) to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes;
·	the hiring of such additional high-level accounting personnel with experience in US GAAP;
·
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of 2008, the Company issued 3,750 shares of common stock to two individuals for a cash payment of $4,871.  We made no general solicitation and we believe that the issuance of the shares met the standards for purchases under an exemption for a non-public offering or did not constitute a sale.

During the second quarter of 2008, the Company issued 5,000 shares of common stock to an employee as an incentive  award.  We made no general solicitation and we believe that the issuance of the shares met the standards for purchases under an exemption for a non-public offering or did not constitute a sale.

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

ZYNEX, INC.
Dated August 14, 2008	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated August 14, 2008	/s/ Fritz G. Allison
Fritz G. Allison
Chief Financial Officer