Form 10-Q
period 2008-09-30
ZYNEX INC
filed 2008-11-19
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ______________

Commission file number 33-26787-D

Zynex, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8022 SOUTHPARK CIRCLE, STE 100 LITTLETON, COLORADO	80120
(Address of principal executive offices)	(Zip Code)

(303) 703-4906
(Registrant’s telephone number, including area code)

____________________________________________________________
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

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of November 14, 2008
Common Stock, par value $0.001	29,851,541

ZYNEX, INC. AND SUBSIDIARY
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ZYNEX, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
	2007	2008
ASSETS		(Unaudited)
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance for provider discounts and
collectibility of $5,901,724 and $12,374,493, respectively	4,475,932	9,433,401
Inventory	937,694	2,074,255
Deferred financing fees	5,525	17,500
Prepaid expenses	34,795	52,038
Deferred tax asset	210,000	395,000
Other current assets	47,715	66,411

Total current assets	5,711,661	12,038,605

Property and equipment, less accumulated
depreciation of $412,315 and $616,962	932,222	1,523,402
Deposits and deferred financing fees	21,286	56,286

	$6,665,169	$13,618,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$89,347	$99,136
Notes payable	252,573	437,306
Loan from stockholder	118,451	51,514
Capital lease	17,932	-
Accounts payable	817,429	1,029,449
Income taxes payable	910,000	2,233,000
Accrued payroll and payroll taxes	213,935	475,754
Other accrued liabilities	498,709	1,562,812

Total current liabilities	2,918,376	5,888,971

Loan from stockholder, less current maturities	20,332	-
Notes payable, less current maturities	6,732	1,386
Capital lease, less current maturities	12,189	-
Long-term deferred tax liability	90,000	37,000

Total liabilities	3,047,629	5,927,357

Stockholders' Equity:
Preferred Stock; $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized,
26,831,113 and 29,512,774 shares issued and outstanding	26,831	29,513
Paid-in capital	2,634,075	3,453,749
Retained earnings	956,634	4,207,674

Total stockholders' equity	3,617,540	7,690,936

	$6,665,169	$13,618,293

See accompanying notes to financial statements.

ZYNEX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Net rental revenue	$1,357,864	$3,044,875	$3,125,990	$9,122,417
Net sales revenue	746,582	1,467,713	1,820,394	4,178,835
Provider settlement provision (see Note 9)	-	(1,009,594)	-	(1,009,594)
Net rental and sales revenue	2,104,446	3,502,994	4,946,384	12,291,658

Cost of rentals	72,518	215,029	166,321	431,257
Cost of sales	121,494	238,569	346,075	757,267
Cost of rentals and sales	194,012	453,598	512,396	1,188,524

Gross profit	1,910,434	3,049,396	4,433,988	11,103,134

Selling, general and administrative	1,054,290	2,636,228	2,557,979	6,269,396

Income from operations	856,144	413,168	1,876,009	4,833,738

Other income (expense):
Interest income	-	4,863	-	5,934
Interest expense	(14,679)	(6,965)	(235,315)	(30,604)
(Loss) gain on disposal of leased equipment	-	(229)	-	26,972

	841,465	410,837	1,640,694	4,836,040

Income tax expense	227,000	205,000	443,000	1,585,000

Net income	$614,465	$205,837	$1,197,694	$3,251,040

Net income per common and
common equivalent share:
Basic	$0.02	$0.01	$0.04	$0.11

Diluted	$0.02	$0.01	$0.04	$0.11

Weighted average number of shares
outstanding:
Basic	26,807,712	29,311,220	26,518,714	28,722,456

Diluted	29,332,352	31,666,011	28,588,545	30,576,626

See accompanying notes to financial statements.

ZYNEX, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Number	Common	Paid in	Retained	Total
	of Shares	Stock	Capital	Earnings

January 1, 2008	26,831,113	$26,831	$2,634,075	$956,634	$3,617,540
Issuance of common stock for option exercise	432,440	432	55,568	-	56,000
Issuance of common stock for warrant exercise	251,870	252	(252)	-	-
Issuance of common stock for warrant call, net of offering costs	1,920,351	1,920	604,799	-	606,719
Issuance of common stock for exercise of options from 2005 stock option plan	47,000	47	14,763	-	14,810
Issuance of common stock for cash	13,500	14	17,620	-	17,634
Issuance of common stock for employee incentive	5,000	5	7,395	-	7,400
Issuance of common stock for consulting services	11,500	12	58,958	-	58,970
Employee stock option expense	-	-	60,823	-	60,823
Net income, nine months ended September 30, 2008	-	-	-	3,251,040	3,251,040

September 30, 2008	29,512,774	$29,513	$3,453,749	$4,207,674	$7,690,936

See accompanying notes to financial statements.

ZYNEX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,
	2007	2008
Cash flows from operating activities:
Net income	$1,197,694	$3,251,040
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	107,627	262,983
Provision for losses in accounts receivable (bad debts)	413,392	1,169,446
Provision for provider discounts	2,128,518	5,303,323
Amortization of deferred consulting and financing fees	148,660	5,525
Issuance of common stock and warrants for services,
interest, loan fees and employee incentive	69,173	66,370
Provision for obsolete inventory	36,000	114,000
Amortization of discount on note payable	56,548	-
Amortization of beneficial conversion feature	3,904	-
Gain on disposal of equipment	-	(21,975)
Employee stock based compensation expense	18,329	60,823
Deferred tax benefit	(651,000)	(238,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,336,316)	(11,430,238)
Inventory	(373,247)	(1,250,561)
Deferred financing fees, current	-	(17,500)
Prepaid expenses	12,137	(17,243)
Deferred financing fees, non-current	-	(35,000)
Other current assets	(29,320)	(18,696)
Accounts payable	332,162	212,020
Accrued liabilities	209,341	1,325,922
Income taxes payable	1,094,000	1,323,000

Net cash provided by operating activities	437,602	65,239

Cash flows from investing activities:
Proceeds from disposal of equipment	-	47,000
Purchases of equipment	(432,433)	(879,188)

Net cash used in investing activities	(432,433)	(832,188)

Cash flows from financing activities:
Increase in bank overdraft	-	9,789
Payments on notes payable and capital lease	(363,618)	(281,053)
Proceeds from loans from stockholder	133,500	6,935
Proceeds from loans	-	430,318
Repayments of loans from stockholder	(38,380)	(94,203)
Issuance of common stock for cash, net	1,671	695,163

Net cash (used in) provided by financing activities	(266,827)	766,949

Net (decrease) increase in cash and cash equivalents	(261,658)	-

Cash and cash equivalents at beginning of period	265,197	-

Cash and cash equivalents at end of period	$3,539	$-

Supplemental cash flow information:
Interest paid	$31,051	$30,604
Income taxes paid		$500,000

Supplemental disclosure of non-cash investing
and financing activity:
Conversion of notes payable to common stock	$99,000

See accompanying notes to financial statements.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

(1)   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Zynex, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and Zynex Medical, Inc. for all of the periods presented. All inter company balances and transactions have been eliminated in consolidation.

(2)   SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION AND ALLOWANCES FOR PROVIDER DISCOUNTS AND COLLECTIBILITY

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Accordingly, the Company recognizes revenue, both rental and purchase, when products have been dispensed to the patient and the patient’s having insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and dispensed to the patient and the patient’s having insurance has been verified or preauthorization has been obtained from the insurance company, when required.  Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Products on rental contracts are placed in property and equipment and depreciated over their estimated useful life. All revenue is recognized at amounts estimated to be paid by customers or third-party providers using the Company’s established rates, net of estimated provider discounts.  The Company recognizes revenue from distributors when it ships its products.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third-party providers. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by third-party providers and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time.. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance providers that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance provider's usual, customary and reasonable reimbursement rate and when there is a benefit denial. The Company sets the amount of the allowance, and adjusts the allowance at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third-party providers. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which they provide for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including turnover in personnel, changes in the reimbursement policies or practices of providers, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter. Such allowances have gradually increased as third-party providers have delayed payments and restricted amounts to be reimbursed for products provided by the Company.

Due to the nature of the industry and the reimbursement environment in which the Company operates, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from providers may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as a reduction to revenue in the period known.

In addition to the allowance for provider discounts, the Company provides for uncollectible accounts receivable. These uncollectible accounts receivable are a result of non-payment from patients who have been direct billed for co-payments or deductibles; lack of appropriate insurance coverage; and disallowances of charges by third-party providers. The reserve is based on historical trends, current relationships with providers, and internal process improvements. If there were a change to a material insurance provider contract or policies or application of them by a provider, a decline in the economic condition of providers, or a significant turnover of Company personnel, the current level of the reserve for uncollectible accounts receivable may not be adequate and may result in an increase of these levels in the future.

At December 31, 2007 and September 30, 2008, the allowance for provider discounts and collectibility are as follows:

	December 31, 2007	September 30, 2008

Allowance for provider discounts	$5,455,724	$11,436,754
Allowance for bad debts	446,000	937,739

	$5,901,724	$12,374,493

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying financial statements are associated with the allowances for provider discounts, bad debts and obsolete or damaged inventory.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities: (“SFAS No. 161”), SFAS No. 161 amends and expands the disclosure requirements for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its financial position and results of operations.

RECLASSIFICATIONS

Certain amounts in the 2007 financial statements have been reclassified to conform to the presentation used in 2008.

INVENTORY

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At September 30, 2008, the Company had an allowance for obsolete and damaged inventory of approximately $240,000 and approximately $126,000 at December 31, 2007.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. Through March 31, 2008, the Company recorded depreciation of all property and equipment in a separate line item within operating expenses. As rental inventory contributes directly to the revenue generating process, the Company reclassified the depreciation of rental inventory to cost of sales. The consolidated statement of operations for the nine months ended September 30, 2008 has been reclassified to reflect this change. The consolidated statements of operations for the three and nine months ended September 30, 2007 have been reclassified to conform to the presentation used in 2008. The amount of reclassification was not material to the consolidated statements of operations.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

Cost and accumulated depreciation of property and equipment as of December 31, 2007 and September 30, 2008 are as follows:

	December 31, 2007	September 30, 2008

Office furniture and equipment	$198,173	$160,522
Rental inventory	1,068,303	1,900,820
Vehicles	59,832	59,832
Leasehold Improvements	8,500	8,500
Assembly equipment	9,728	10,690
	1,344,537	2,140,364
Less accumulated depreciation	(412,315)	(616,962)
Net	$932,222	$1,523,402

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

The calculation of basic and diluted earnings (loss) per share for the three months ended September 30, 2007 and 2008 and the nine months ended September 30, 2007 and 2008 is as follows:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2007	2008	2007	2008
Basic:
Net income	$614,465	$205,837	$1,197,694	$3,251,040
Weighted average shares outstanding - basic	26,807,712	29,311,220	26,518,714	28,722,456
Net income per share - basic	$0.02	$0.01	$0.04	$0.11

Diluted:
Net income	$614,465	$205,837	$1,197,694	$3,251,040
Weighted average shares outstanding - basic	26,807,712	29,311,220	26,518,714	28,722,456
Dilutive securities	2,524,639	2,354,791	2,069,831	1,854,170
Weighted average shares outstanding - diluted	29,332,352	31,666,011	28,588,545	30,576,626
Net income per share - diluted	$0.02	$0.01	$0.04	$0.11

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

(4)    STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the three months ended September 30, 2008 and 2007, the Company recorded compensation expense related to stock options of $25,744 and $4,962, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded compensation expense related to stock options of $60,823 and $18,329, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

For the three months ended September 30, 2008 the Company granted stock options to acquire 156,000 shares of common stock to employees at an exercise price of  $1.70 per share. The fair value of stock options at the date of grant during the three months ended September 30, 2008 was $1.46. During the three months ended September 30, 2007 the Company granted stock options to acquire 38,000 shares of common stock at an exercise price of $0.85.

The Company used the following assumptions to determine the fair value of stock option grants during the three months ended September 30, 2007 and 2008:

	2007	2008
Expected life	7 years	6.25 years
Volatility	101.6%	113.16%
Risk-free interest rate	4.19%	3.62%
Dividend yield	0%	0%

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

A summary of stock option activity under the Option Plan for the nine months ended September 30, 2008 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2008	496,000	$0.58

Granted	363,000	$1.52
Exercised	(47,000)	$0.32
Forfeited	(67,000)	$1.34
Outstanding at September 30, 2008	745,000	$0.99	7.13 Years	$3,128,840

Exercisable at September 30, 2008	130,500	$0.38	5.44 Years	$603,440

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

A summary of status of the Company’s non-vested shares as of and for the nine months ended September 30, 2008 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Non-vested at January 1, 2008	404,500	$0.55

Granted	363,000	$1.46
Vested	(87,500)	$0.35
Forfeited	(65,500)	$1.18
Non-vested at September 30, 2008	614,500	$0.97

As of September 30, 2008, the Company had $251,127 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

(5)    LOANS FROM STOCKHOLDER

In 2006 Mr. Thomas Sandgaard, the majority stockholder, Chief Executive Officer and Chairman of the Company, loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. The remaining $96,900 was represented by a 8.25% demand note. During the three months ended September 30, 2008, the Company repaid the loans in full.

In May and June 2007, Mr. Sandgaard made 24-month unsecured loans to the Company in the principal amounts of $50,000 and $24,000 for a total amount of $74,000.  The loans bear interest at 8.25% per annum and require monthly payments of $2,267, commencing June 2007 and $1,088 commencing July 2007, for a total of $3,355.  As of September 30, 2008, $19,999 and $12,544 remain outstanding. The loans from Mr. Sandgaard were used for working capital purposes and repayment of a note payable.

In September 2007, Mr. Sandgaard made a loan to the Company in the principal amount of $59,500. The loan bears interest at 8.25% per annum commencing September 30, 2007 and is a demand note.  Accrued interest not paid is added to the principal. As of September 30, 2008, $18,971 remains outstanding. The loan from Mr. Sandgaard was used for working capital purposes.

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

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

In September 2008, the Company entered into a Loan and Security Agreement with Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance (“Lender”). The Loan Agreement provides Zynex with a revolving credit facility of up to $3,000,000 (the “Loan”). As of September 30, 2008, the balance on the facility was $427,062. The Lender may assert that the claim of Anthem Blue Cross Blue Shield (“Anthem”) described in Note 9 below constitutes a breach of representations and warranties made to the Lender, which could be an event of default; the Lender may also assert the Anthem claim has been a material adverse change which would affect the Lender’s obligations to make any advances under the Loan.  The Anthem claim also affected the Company’s financial statements as of September 30, 2008 and thus financial covenants of the Loan, one of which is not satisfied as of September 30, 2008.  The Lender has consented to the settlement with Anthem described in Note 9 and has also indicated to the Company that it will provide a waiver relating to the Anthem claim and the settlement of it.  In addition, the Lender has indicated that it will negotiate with the Company a revision to the covenant which has not been satisfied as of September 30, 2008. A waiver and revised covenant from the Lender are not certain until an executed written waiver or amendment is completed.

Marquette Loan

The Company may borrow, repay and re-borrow under the Loan.  The amount available for advances under the Loan cannot exceed the lesser of the Borrowing Base, which is in general a percentage of eligible accounts receivable less a reserve and subject to a ceiling of eight trailing weeks collections, or the Facility Limit determined from time to time by the Lender.  The Facility Limit is initially $3,000,000.  The Loan bears interest at a floating rate equal to the rate per annum published from time to time by The Wall Street Journal as the base rate for corporate loans at large commercial banks, adjusted on the day of a change, plus 2.5% (7.5% at September 30, 2008).  Interest is payable monthly.  The Loan is secured by a first security interest in all of the Company’s assets, including accounts, contract rights, inventory, equipment and fixtures, general intangibles, intellectual property, shares of Zynex Medical, Inc. owned by the Company, and other assets.  The Loan terminates, and must be paid in full, on September 23, 2011.

Fees under the Loan Agreement include an unused line fee of 0.5% per annum payable monthly on the difference between the average daily balance and the total Facility Limit.  If the Company terminates the Loan Agreement prior to the termination date, there is a termination fee of 3% of the Facility Limit prior to the first anniversary of the Closing Date, 2% of the Facility Limit at any time between the first and second annual anniversary of the Closing Date and 1% at any time from the second anniversary of the Closing Date to the final termination date of the Loan.

The Loan Agreement includes a number of affirmative and negative covenants on the part of the Company.  Affirmative covenants concern, among other things, compliance with requirements of law, engaging only in the same businesses conducted on the Closing Date, accounting methods, financial records, notices of certain events, and financial reporting requirements.  Negative covenants include a Minimum EBITDA, a Minimum Debt Service Coverage Ratio, a Minimum Current Ratio and a prohibition on dividends on shares and purchases of any Company stock.  Other negative covenants include, among other things, limitations on capital expenditures in any fiscal year, operating leases, permitted indebtedness, incurrence of indebtedness, creation of liens, mergers, sales of assets or acquisitions, and transactions with affiliates.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

Events of Default under the Loan Agreement include, among other things:  Failure to pay any obligation under the Loan Agreement when due; failure to perform or observe covenants or other obligations under the Loan Agreement or other Loan Documents; the occurrence of a default or an event of default under any other Loan Document; a breach of any agreement relating to lockbox accounts; the occurrence of certain events related to bankruptcy or insolvency; the Company’s majority stockholder ceasing to own at least 51% of the Company’s outstanding voting capital stock; the Company’s ceasing to own 100% of the capital stock of Zynex Medical; or a Change in Control.  The Company will have 15 days to cure any noticed Event of Default other than a failure to pay any of the Loan when due.  Upon the occurrence of an Event of Default, the Lender may accelerate the principal of and interest on the Loan by providing notice of acceleration and the Lender’s commitment to make additional loans would terminate.

Validity Guaranty

As required by the Loan Agreement, Mr. Sandgaard has entered into a Validity Guaranty with the Lender.  Under the Validity Guaranty, Mr. Sandgaard is liable to the Lender for any loss or liability suffered by the Lender arising from any fraudulent or criminal activities of the Company or its executive officers with respect to the transactions contemplated under the Loan Documents or any fraudulent or criminal activities arising from the operation of the business of the Company, which activities are known to Mr. Sandgaard.  Mr. Sandgaard also warrants the accuracy of financial statements, the accuracy of the representations and warranties made by the Company under the Loan Agreement, and certain other matters.  He agrees to notify the Lender of a breach of any representation, warranty or covenant made by the Company.  Mr. Sandgaard’s liability under the Validity Guaranty is not to exceed the amount of the obligations owed by the Company to the Lender.  The Validity Guaranty terminates from and after the following:  Mr. Sandgaard ceases to be the Chief Executive Officer of the Company.

Subordination Agreement

On the Closing Date, the Company entered into a Subordination Agreement with Mr. Sandgaard and the Lender, pursuant to which all indebtedness of the Company owed to Mr. Sandgaard was subordinated in right of payment to all indebtedness of the Company owed to the Lender.  As part of this Agreement, Mr. Sandgaard will not demand or receive payment from the Company or exercise any remedies regarding the Subordinated Debt so long as the Senior Date remains outstanding, except that Mr. Sandgaard may receive regularly scheduled payments of principal and interest on existing promissory notes, including demand payments on the demand promissory note, so long as there is no default or Event of Default under any of the Loan Documents.  Mr. Sandgaard also subordinated any security interest held by him in the Company’s assets to the security interest of the Lender.

(8)    STOCKHOLDERS' EQUITY, COMMON STOCK AND WARRANTS

In January 2008, the Company notified warrant holders from the 2006 private placement that an event had occurred which accelerated the expiration date of the warrants.  In February 2008 the Company had received notices of exercise and payments from all the warrant holders notified.  The Company issued 1,740,000 shares of common stock to the warrant holders and received $678,600 in proceeds from their exercise.  The Company was obligated to pay $71,881 to the two investment firms that originally aided in the 2006 private placement as fees related to the warrant exercise.  The Company was also obligated to issue 180,351 shares of common stock to the two investment firms that originally aided in the 2006 private placement as fees related to the warrant exercise.  In April 2008, the Company issued 180,351 shares of common stock to these two investment firms.

In February 2008, the Company received a notice of exercise related to a warrant for 100,000 shares of common stock; 80,392 shares of common stock were issued in a cashless exercise.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

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

In July 2008, the Company received notices of exercise related to warrants for 400,000 shares of common stock; 141,295 shares of common stock were issued in cashless exercises.

In August 2008, the Company received a notice of exercise related to warrants for 59,048 shares of common stock; 30,183 shares of common stock were issued in a cashless exercise.

In August 2008, the Company received a notice of exercise related to options for 100,000 shares of common stock: 100,000 of these shares of common stock were issued for a cash payment of $40,000.

In September 2008, the Company issued 1,500 shares of common stock to an individual as a non-cash compensation amount for services rendered.

In September 2008, the Company issued 10,000 shares of common stock to an individual as a non-cash compensation amount for services rendered.

In September 2008, the Company received a notice of exercise related to options for 50,000 shares of common stock: 50,000 of these shares of common stock were issued for a cash payment of $16,000.

During the third quarter of 2008, the Company received notices of exercise related to options under the 2005 Stock Option Plan for 47,000 shares of common stock; 47,000 shares of common stock were issued for notes receivable and cash payments.

For stock warrants or options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes method if that valuation method results in a more reliable measurement than the fair value of the consideration or the services received. For stock granted, the Company measures fair value of the shares issued utilizing the market price of the shares on the date the transaction takes place. The Company amortizes such costs over the related period of service.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

(9)    REFUND CLAIM AND SETTLEMENT.

The Company received and has settled a refund claim by Anthem Blue Cross Blue Shield which originally concerned payments previously made by Anthem for certain medical devices (the “devices”) rented or sold to insureds of Anthem by the Company through July 31, 2008.  In the settlement, the Company agreed to pay Anthem a total of $679,930 over 12 months and waive rights to payments of outstanding billings for the devices provided to Anthem’s insureds subsequent to September 1, 2007 through September 30, 2008.  Accounts receivable for these billings were approximately to be $329,664, net of contractual allowances, as of June 30, 2008.  Under the settlement, the Company will initially pay $17,770 before the end of 2008 and will monthly make a payment of $55,180 on the first day of each month commencing December 1, 2008 and ending November 1, 2009.  The liability of $679,930 is recorded in other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2008. The Company may request that patients voluntarily return devices which were the subject of the settlement, but the Company is not doing so if the return of the equipment would interfere with the treatment of the patient.

The Company recognized no revenue in the third quarter of 2008 relating to the devices rented or sold to insureds of Anthem.

The Company wrote off the accounts receivable ($329,664) from Anthem against the allowance for provider discounts for the devices, which receivables were unpaid and arose prior to July 1, 2008. The Company also charged the amount to be repaid to Anthem ($679,930) against the allowance for provider discounts. The Company records its normal provision for provider discounts as direct reductions of rental and sales revenue (see Note 2); however, because of the size and retrospective nature of the Anthem settlement ($1,009,594 in total), this change in estimate has been displayed as an additional provision and as a separate line reducing total revenue in the Company’s Condensed Consolidated Statement of Operations.

Although Anthem had paid claims for the devices, including some that were individually subject to an Anthem review process and resulted in decisions favorable to the Company, Anthem claimed in a retrospective review that the devices were considered investigational or not medically necessary under a medical policy statement of its parent entity and therefore not eligible for payment.  Anthem originally claimed that it should receive a refund of approximately $1,065,000.  The Company met with representatives of Anthem for reconsideration of the claim.  Anthem continued to assert the claim, and on October 31, 2008, the Company gave notice to appeal the claim to a higher authority at Anthem.  On November 18, 2008, the Company and Anthem executed an agreement for the settlement as described above.

Anthem has been and continues to be one of the largest health insurers in terms of payments to the Company for the rental and sale of its products.  The Company continues to have an agreement (terminable by either party upon advance notice) with Anthem making the Company part of the Anthem network.  Neither Anthem nor the Company has indicated that it will terminate this agreement.  The Company also continues to provide its products to Anthem insureds, including products which may be used to treat insureds with the same medical conditions as those using devices subject to the claim.

(10)   SUBSEQUENT EVENTS

In October 2008, the Company received notices of exercise related to options for 150,000 shares of common stock; 150,000 shares of common stock were issued in exchange for cash of $55,000.

In October 2008, the Company received notices of exercise related to the 2005 employee stock options for 46,500 shares of common stock; 46,500 shares of common stock were issued in exchange for cash of $18,630..

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

In November 2008, the Company received notices of exercise related to options for 50,000 shares of common stock; 50,000 shares of common stock were issued in exchange for cash of $16,000.

In November 2008, the Company received notices of exercise related to warrants for 103,139 shares of common stock; 92,267 shares of common stock were issued in cashless exercises.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report.

Results of Operations

Net Rental Revenue. Net rental revenue for the three and nine months ended September 30, 2008, was $3,044,875 and  $9,112,417 an increase of $1,687,011 and $5,996,427or 124% and 192% compared to $1,357,864 and $3,125,990 for the three and nine months ended September 30, 2007. The increase in net rental revenue for the three and nine months ended September 30, 2008 was due primarily to an increase in prescriptions (orders) for rentals of the Company’s electrotherapy products. Other reasons for the increase in net rental revenue are indicated in “Net Sales and Rental Revenue” below. The rate of increase in rental revenue slowed in the third quarter of 2008 because we did not recognize revenues (approximately $1,075,000) from the rental of certain devices to insureds of Anthem Blue Cross Blue Shield during the quarter due to a refund claim of Anthem which was settled in November 2008. See Note 9 to the Condensed Consolidated Financial Statements in this Report.

Net rental revenue for the three and nine months ended September 30, 2008 made up 67% and 69% of net sales and rental revenue compared to 65% and 63% for the three and nine months ended September 30, 2007. The increase in the percentage of total net sales and rental revenue from rental revenue during the first nine months of 2008 was due primarily to increased orders for rentals of products compared to orders for sales of products and, once rented, continuation of rental revenue while the products are used or until sold. The level of net rental revenue for the third quarter of 2008 was affected by the refund claim mentioned above.

Our products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare providers; there are also purchases by dealers. If the patient is covered by health insurance, the third-party payer typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges.

Net Sales Revenue. Net sales revenue for the three and nine months ended September 30, 2008, were $1,467,713 and  $4,178,835 an increase of $721,131 and $2,358,441 or 97% and 130% compared to $746,582 and $1,820,394 for the three and nine months ended September 30, 2007. The increase in net sales revenue for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007 was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products as well as higher levels of products sold. The majority of net sales revenue is derived from surface electrodes sent to existing patients each month and other consumable supplies for our products. Other reasons for the increase in net sales revenue are indicated in “Net Sales and Rental Revenue” below.

Net sales revenue for the three and nine months ended September 30, 2008 made up 33% and 31% of net sales and rental revenue compared to 35% and 37% for the three and nine months ended September 30, 2007. The decrease in the percentage of total net sales and rental revenue during the first nine months of 2008 was due primarily to increased orders for rentals of products compared to orders for purchases of products. The rental revenue as a percentage of net revenues for the third quarter of 2008 decreased because of the refund claim described above.

Provider Settlement Provision. As mentioned above, in November 2008 the Company settled a refund claim with Anthem Blue Cross Blue Shield. As part of the settlement the Company agreed to pay Anthem $679,930 and forego unpaid claims in existence at June 30, 2008 of $329,664. Substantially all of the $1,009,594 relates to net rental revenue; if this amount had been a direct reduction to net rental revenue it would not allow the comparison of net rental revenue for the three months ended September 30, 2008.

The Company records its normal provision for provider discounts as direct reductions of rental and sales revenues; however, because of the size and retrospective nature of the Anthem settlement, the Company has treated it as a change in estimate and displayed the additional provision needed of $1,009,594 as a separate line reducing total revenue in the Condensed Consolidated Statement of Operations.

Net Sales and Rental Revenue. Net sales and rental revenue for the three and nine months ended September 30, 2008, were $3,502,994 and  $12,291,658 an increase of $1,398,548 and $7,345,274 or 66% and 148% compared to $2,104,446 and $4,946,384 for the three and nine months ended September 30, 2007. The increase in net sales and rental revenue for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s electrotherapy products. The increase resulted from the expansion of the sales force as discussed in the Company's Form 10-KSB/A filed April 16, 2008; greater awareness of the Company's products by end users and physicians resulting from marketing investments in 2007 and 2006; growing market penetration; and increased rental revenue from the greater number of Zynex products placed in use during prior periods. The claim mentioned above offset in part the increase. We continue to add outside sales representatives with a small increase to the total number of such representatives since December 31, 2007.

Our sales and rental revenue is reported net, after deductions for bad debt and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. See Note 2 to the Condensed Consolidated Financial Statements in this Report.

Gross Profit. Gross profit for the three and nine months ended September 30, 2008, was $3,049,396 and $11,103,134 67.6% and 83.5 % of net sales and rental revenue. For three and nine months ended September 30, 2008, this represents an increase of $1,138,962 and $6,669,146 or 60% and 150% from the gross profit of $1,910,434 or 90.8% and $4,433,988 or 89.6% of net revenue for the three and nine months ended September 30, 2007. The increase in gross profit for the three and nine months ended September 30, 2008 as compared with the same periods in 2007 is primarily because revenue increased from the prior periods. The decrease in gross profit percentage for the three and nine months ended September 30, 2008 as compared with the same periods in 2007 is primarily from not recognizing revenue from the rental of certain devices to insureds of Anthem during the third quarter of 2008 and the provider settlement provision which reduced net sales and rental revenue in the third quarter of 2008.

The Company does not plan to request many of Anthems insureds to return the devices subject to the settlement before use is completed. Since most of the devices were rentals and not sales, there was nominal effect on cost of rentals since most of such cost was depreciation of the cost of the devices.

Selling, General and Administrative. Selling, general and administrative expenses for the three and nine months ended September 30, 2008 were $2,636,228 and $6,269,396 an increase of $1,581,938 and $3,711,417 or 150% and 145%, compared to $1,054,290 and $2,557,979 for the same periods in 2007.  The increase was primarily due to increases in sales representative commissions, payroll, public company expenses, legal expenses, accounting services and office expenses.  The increases were in part offset by lower marketing and promotion costs, and temporary services.

The three and nine months ended September 30, 2008 include expenses for commissions earned by sales representatives in the third quarter on primarily rentals and sales of certain devices to the insureds of Anthem which the Company will not bill to Anthem. The Company decided that the settlement with Anthem discussed in Note 9 to the accompanying Condensed Consolidated Financial Statements should not affect the compensation of its sales representatives.

Interest and other income or expense.  Interest and other income or expense for the three and nine months ended September 30, 2008 were $2,331 of expense and $2,302 of income, compared to $14,679 of expense and $235,315 of expense for the same periods in 2007. We anticipate increases in the interest expense level because of our borrowing under the line of credit established in September 2008. The decrease in interest expense  resulted primarily from the Company's repayment in 2007 of the note issued to Ascendiant Capital in June of 2007, and the Company’s repayment of the loans payable to Silicon Valley Bank in February 2008, which is described in Note 7 to the Condensed Consolidated Financial Statements in this Report. The Company also recorded other income of $27,201 in the quarter ended June 30, 2008 resulting from the disposal of leased equipment which had been treated as a capital lease.

Income tax expense.  We reported expenses for income taxes in the amount of $205,000 and $1,585,000 for the three and nine months ended September 30, 2008 compared to $227,000 of expense and $443,000 of expense for the same periods in 2007.  This is primarily due to our having higher income before taxes of $4,836,040 for the nine  months ended September 30, 2008 compared to income before taxes of $1,640,694 for the same period in 2007.

Liquidity and Capital Resources.

Line of Credit

Please see Note 7 of the Condensed Consolidated Financial Statements in this Report for information on a line of credit established with Marquette Healthcare Finance in September 2008.

Limited Liquidity

We have limited liquidity.  Our limited liquidity is primarily a result of (a) the required high levels of consignment inventory that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rentals prior to reimbursement for such transaction, (c) the high level of outstanding accounts receivable because of the deferred payment practices of third-party health payors, and (d) the need for improvements to the Company’s internal billing processes and (e) delayed cost recovery inherent in rental transactions. Our growth results in higher cash needs.

Our business plan continues to contemplate growth in revenues and thus to require, among other things, funds for the purchases of equipment, primarily for rental inventory, and the payment of commissions to sales representatives.

We expect that our available cash, projected cash flows from operating activities and borrowing available under the Marquette line of credit will fund our cash requirements for the 12 months ending September 30, 2009.  This expectation depends on completion of discussions with Marquette regarding the waiver of any events of default relating to the Anthem claim and the renegotiation of one of the financial covenants in the Marquette line of credit.

There is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for the additional purchases of equipment.  For this reason or to lower expenses, we may seek to raise additional capital through debt or equity financings in 2008 or 2009.  We have no arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms.

Our limited liquidity and dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity.  Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity.

Cash provided by operating activities was $65,239 for the nine months ended September 30, 2008 compared to $437,602 of cash provided by operating activities for the nine months ended September 30, 2007. The primary reasons for the decrease in cash flow was the increase to accounts receivable and inventory in 2008 compared to 2007, offset by an increase in non-cash expenses including provision for losses on accounts receivable, provisions for payment provider discounts and income taxes payable.

Cash used in investing activities for the nine months ended September 30, 2008 was $832,188 compared to cash used in investing activities of $432,433 for the nine months ended September 30, 2007. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of capital equipment.

Cash provided by financing activities was $766,949 for the nine months ended September 30, 2008 compared with cash used in financing activities of $266,827 for the nine months ended September 30, 2007.  The primary financing source of cash in 2008 were from proceeds from borrowings under the Marquette line of credit and the sales of common stock partially offset by payments on notes payable including the notes payable to Silicon Valley Bank.  The primary financing uses of cash in 2007 were payments on notes payable partially offset by proceeds of loans issued to a stockholder.

Recently issued accounting pronouncement:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities: (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its financial position and results of operations.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for external capital in order to grow our business, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, acceptance of our products by hospitals and clinicians, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force and other risks described below and in our 10-KSB/A Report for the year ended December 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2008.

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

·
Lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis.

·	Lack of timely reconciliation of inventory quantities and inventory location and lack of timely calculation and review of unit costs applied to the valuation of our inventory.

·	Lack of timely write off of uncollectible and duplicate billings that result in an overstatement of our accounts receivable.

Based on an evaluation as of September 30, 2008, our principal Chief Executive Officer and principal Chief Financial Officer have also concluded that the Company does not have sufficient procedures in place that are operating effectively to timely communicate matters that may result in significant adjustments to or disclosures in its financial statements.

Changes in Internal Control Over Financial Reporting

In order to remediate the material weaknesses described above, our management implemented the following changes to our internal control over financial reporting during the first and second quarter of 2008:

-	we have hired additional accounting personnel (two) to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes;
-	the hiring of such additional high-level accounting personnel with experience in US GAAP;
-
the engagement of a third-party financial consulting firm to assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of systems to improve control and review procedures over all financial statement and account balances.

We expect that if the steps that we implement are effective throughout a period of time, such material weakness described above will be remediated. We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

Management has discussed with the Audit Committee the material weakness relating to the evaluation as of September 30, 2008.  We intend to address this weakness promptly.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For information on a refund claim and settlement of it, please see Note 9 to the Condensed Consolidated Financial Statements in this Report, which Note is incorporated herein by reference..

ITEM 1A. RISK FACTORS.

The following are certain revised risk factors concerning our business:

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets.  This will require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our operating plans and respond to other contingencies such as:

·	shortfalls in anticipated revenues or increases in expenses;

·	the development of new products; or

·	the expansion of our operations, including the recruitment of additional sales personnel.

We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

WE HAVE LIMITED LIQUIDITY BECAUSE OUR CASH REQUIREMENTS INCREASE AS OUR OPERATIONS EXPAND

Our limited liquidity is primarily a result of (a) the required high levels of consignment inventory that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rentals prior to reimbursement for such transactions, (c) the high level of outstanding accounts receivable because of deferred payment practices of third-party health payers, (d) the need for improvements to the Company’s internal billing processes, and (e) the delayed cost recovery inherent in rental transactions.

WE ARE DEPENDENT ON REIMBURSEMENT FROM INSURANCE COMPANIES AND GOVERNMENT (MEDICARE AND MEDICAID) AGENCIES; CHANGES IN INSURANCE REIMBURSEMENT POLICIES OR APPLICATION OF THEM TO OUR PRODUCTS COULD RESULT IN DECREASED OR DELAYED REVENUES.

A large percentage of our revenues comes from insurance company and government agency reimbursement. Upon delivery of our products to our customers, we directly bill the customers' private insurance company or government payer for reimbursement. If the billed payers do not pay their bills on a timely basis or if they change their policies to exclude coverage for our products, we would experience delayed revenue recognition or a decline in our revenue as well as cash flow issues.  In addition, we may deliver products to customers based on past practices and billing experiences with health insurance companies and have a health insurance company later deny coverage for such products. In some cases our delivered product may not be covered pursuant to a policy statement of a health insurance provider, despite a payment history of the insurance provider and benefits to the patients. In November 2008, we settled a refund claim by Anthem Blue Cross Blue Shield for payments made by Anthem for certain medical devices which were rented or sold to insureds of Anthem and which were disallowed under an Anthem policy.

The following is an additional risk factor concerning our business:

ECONOMIC CONDITIONS MAY ADVERSELY AFFECT US.

In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2008, the Company issued 10,000 shares of common stock to an outside sales representative as an incentive  award.  We made no general solicitation and we believe that the issuance of the shares met the standards for purchases under an exemption for a non-public offering.

During the third quarter of 2008, the Company issued 1,500 shares of common stock to a consultant as settlement of a payable.  We made no general solicitation and we believe that the issuance of the shares met the standards for purchases under an exemption for a non-public offering.

During the third quarter of 2008, the Company received notices of exercise related to warrants for 459,048 shares of common stock; 171,478 shares of common stock were issued in cashless exercises. We made no general solicitation and we believe that the issuance of the shares met the standards for purchases under an exemption for a non-public offering.

During the third quarter of 2008, the Company received a notice of exercise related to an option for 100,000 shares of common stock; 100,000 shares of common stock were issued for a cash payment of $40,000. We made no general solicitation and we believe that the issuance of the shares met the standards for purchases under an exemption for a non-public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Please see Note 7 to the Condensed Consolidated Financial Statements in this Report for information regarding possible events of default under the line of credit with Marquette Healthcare Finance, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS

(a) Exhibits

3.1
Amendment to Articles of Incorporation, consisting of Certificate of Correction and a Certificate of Amendment, incorporated by reference to Exhibit 3 of the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2008.

3.2	Amended and Restated Articles of Incorporation of Zynex, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2008.

3.3	Amended and Restated Bylaws of Zynex, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2008.

10.1
Form of Indemnification Agreement for directors and executive officers (October 2008), incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2008.

10.2
Loan and Security Agreement, dated September 22, 2008, among Zynex, Inc., Zynex Medical, Inc., and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance and Schedule A thereto, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.3
Promissory Note, dated September 22, 2008, of Zynex, Inc. and Zynex Medical, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.4
Pledge Agreement, dated September 22, 2008, between Zynex, Inc. and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.5
Validity Guaranty, dated September 22, 2008, between Thomas Sandgaard and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.6
Subordination Agreement, dated September 22, 2008, among Thomas Sandgaard, Zynex, Inc., Zynex Medical, Inc., and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.7
Business Associate Agreement, dated September 22, 2008, among Zynex, Inc., Zynex Medical, Inc., and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

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

ZYNEX, INC.
Dated November 19, 2008	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated November 19, 2008	/s/ Fritz G. Allison
Fritz G. Allison
Chief Financial Officer