Form 10-K
period 2008-12-31
ZYNEX INC
filed 2009-04-15
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the year ended December 31, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to _____

Commission file number 33-26787-D

ZYNEX, INC.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes          [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ] Yes          [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   .  [X] Yes          [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]           Accelerated filer [  ]               Non-accelerated filer [  ]               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes          [X] No

The aggregate market value of the 10,866,696 common shares held by non-affiliates of the registrant was $18,507,383 computed by reference to the closing price of such stock as listed on the OTC Bulletin Board on June 30, 2008. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant's common shares

As of March 27, 2009, 29,971,041 shares of common stock are issued and outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to the need for external capital in order to grow our business, our dependence on reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, acceptance of our products by hospitals and clinicians, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, our dependence upon third party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the uncertain outcome of pending material litigation and other risks described in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." We undertake no obligation to update any forward-looking statements to reflect any future events or developments. These forward-looking statements speak only as of the date of this Report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

When used in this annual report, the terms the "Company," "Zynex", "we," "us," "ours," and similar terms refer to Zynex, Inc., a Nevada corporation, and its wholly-owned subsidiary, Zynex Medical, Inc.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT - FISCAL YEAR 2008

ZYNEX, INC.

PART I

ITEM 1. BUSINESS

History

Zynex, Inc., formerly called Zynex Medical Holdings, Inc., was initially organized on December 26, 1991 as a Delaware corporation under the name of Life Medical Technologies, Inc. The Company engaged in the business of bringing new medical product technology to the health care market place. Between 1995 and 2003, the Company changed its corporate name and business several times. Zynex's corporate history prior to February 11, 2004 is detailed in the Company's December 31, 2004 10-KSB filed on April 15, 2005.

On February 11, 2004, the Company acquired 100% of the common stock of Zynex Medical, Inc., a privately held Colorado corporation ("Zynex Medical"), pursuant to an acquisition agreement by issuing 19,500,000 shares of common stock to Thomas Sandgaard the sole shareholder of Zynex Medical. Immediately after the transaction, the former shareholder of Zynex Medical owned approximately 88.5 percent of the Company's common stock.

Zynex is the parent company of Zynex Medical. Zynex Medical designs, manufactures and markets FDA cleared medical devices for the electrotherapy and stroke rehabilitation markets. The Company's headquarters are located in Littleton, Colorado.

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

For accounting purposes, Zynex Medical was treated as the acquiring corporation, and financial statements for years prior to 2004 are those of Zynex Medical.

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

All Zynex products are intended to be patient friendly and designed for home use. The products are cost effective when compared to traditional physical therapy, and often result in better mobility, less pain and increased potential for a patient to return to work and a fuller life significantly earlier than with traditional therapies alone. The NeuroMove has been the subject of nine successfully completed clinical trials and is currently being evaluated in four additional trials.

The U.S. Food and Drug Administration (the "FDA") has cleared all of our products to market in the United States (the "U.S.") and our products require a physician's prescription, authorization or order before they can be dispensed in the U.S. Our primary business model considers the physician's prescription as an "order", and it is on this basis we provide the product to the patient and either bill the patient directly or the patient's private or government insurer (Medicare or Medicaid) for payment.

We believe our products assist those suffering from pain and, in the case of NeuroMove, in improving the quality of life for patients suffering with impaired mobility from stroke or SCI.

Our Zynex produced electrotherapy products, the IF8000, IF8100, TruWave and E-Wave, are marketed through physicians and therapists primarily by our independent contractor sales representatives, some of whom receive additional compensation to serve as Regional Sales Managers. We also employ inside sales personnel for the NeuroMove. The NeuroMove is marketed directly to end-user patients and physicians who specialize in stroke and SCI rehabilitation.

To increase revenues, we added experienced sales representatives in 2006, 2007 and 2008.  At this time the Company is controlling its costs in order to improve its cash flow.

To expand our international sales, we have obtained representation commitments from well established local medical device distributors.  We obtained in the second half of 2008 European Union CE Marking for the following products:  TruWave; IF 8000; IF 8100; and NM 900 (which products are described below).  CE Marking will also enhance our entry into other developed countries.  We plan to engage local distributors in Europe during the second half of 2009 and/or 2010.  See “Regulatory Approval and Process” below.

Products

We currently market and sell five Zynex-produced products and resell seven products purchased from others, all as indicated below:

Product Name	Description
Our Products

IF 8000	Combination Interferential and Muscle Stimulation device.

IF 8100	An easier to use, fixed program version of the IF8000.

E-Wave	Dual Channel NMES Device

TruWave	Dual Channel TENS Device

NM 900	NeuroMove. Electromyography (EMG) triggered Electrical Stimulation Device

Resale Products

Conti4000	Electrical Stimulation Device for Incontinence Treatment

ValuTENS	Dual Channel TENS Device

DCHT	Cervical Traction Device

LHT	Lumbar Traction Device

Electrodes	Supplies, re-usable for delivery of electrical current to the body

The Company received most of its revenue in 2008 from the sale and rental of transcutaneous electrical nerve stimulation (“TENS”), interferential and muscle stimulation devices and electrode supplies.  Revenue from the sale and rental of the NeuroMove is a small part of our total revenue.

Pain Management and Control

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

Stroke and Spinal Cord Injury Rehabilitation

Our proprietary NeuroMove is a Class II medical device that has been cleared by the FDA for stroke and spinal cord injury ("SCI") rehabilitation and is only dispensed with a physician's prescription. The NeuroMove was introduced to the market in late 2003. Stroke and SCI usually affect a survivor's mobility, functionality, speech, and memory, and the NeuroMove helps the survivor regain movement and functionality.

According to information published by the American Heart Association in 2009, there is an estimated 6.5 million stroke survivors in the U.S., a population that is estimated to be growing by about 8% or 500,000 per year.  Stroke is a leading cause of serious, long term disability in the United States according to a survey of the US Bureau of the Census.

Because there has not been an overall SCI incidence study since the 1970s and many cases are unreported as such, definitive statistics are not available. However, the National Spinal Cord Injury Association reports that in 2007, living U.S. victims range between 250,000 and 400,000 and the SCI Injury Information Network estimate 7,800 new survivors each year.

In most cases, the survivors and their caregivers for both stroke and SCI victims believe they must live with the disability for the rest of their lives, and this inability to move one or more extremities has, we believe, a substantial negative psychological impact on the survivor's recovery potential. By using the NeuroMove as recommended, we believe the patient has a viable opportunity to achieve improvement beyond their current physical plateau and that such positive results will be a major contributor to the recovery process. The NeuroMove has also been proven in clinical studies to show beneficial effects when combined with physical therapy.

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

Because the NeuroMove increases the likelihood and reduces the time required for noticeable physical improvement as compared to traditional therapies used without the NeuroMove, we believe it can have positive effect in reducing society's annual stroke and SCI victim cost. The American Heart Association estimated that in 2007 alone, stroke costs would total more than $62 billion dollars. Similar data for SCI victims has not been compiled but the Spinal Cord Injury Network estimates lifetime per victim costs range from $0.5 million to $2.9 million depending on age and the type of injury. NeuroMove related cost savings will come from reduced physical therapy, less medication, fewer post stroke accidents, less hospitalization and rehabilitation, more motivated patients, less support personnel and equipment, and reduced productivity loss.

Several independent NeuroMove clinical studies have been published in peer-reviewed journals. Abstracts from the studies can be reviewed at www.NeuroMove.com and the full studies can be obtained directly from the Company.

Muscle related problems.

Neuromuscular Electrical Stimulation ("NMES") increases the electrical intensity to cause muscle contraction and is otherwise applied in the same manner as with TENS units. We have developed the E-Wave, a specific digital device, for this application. Additionally, the IF8000 and IF8100 can be programmed for NMES applications. The FDA has cleared the IF8000, IF8100 and the E-Wave for this purpose.

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

Our Markets:

Based on the latest public information, including filings with the Securities and Exchange Commission, of the largest product manufacturers in our industry, we estimate the annual domestic market for standard electrotherapy products at approximately $450 - $500 million and growing an estimated 5% a year.

The domestic and international markets for stroke and SCI rehabilitation technology are in the initial stages of development. According to information of the American Stroke Association published December 15, 2008, with approximately 6.5 million stroke survivors, growing approximately 8% a year, and approximately 250,000- 400,000 SCI survivors, growing approximately 7,800 per year, in the U.S. alone there is a significant need for medically proven and effective stroke and SCI rehabilitative equipment. We believe these markets offer significant opportunity for profitable growth.

Key characteristics of our markets are:

-
Often, time for collection of initial payment from insurance carriers can range from 30 days to many months and considerably longer for many attorney, personal injury and worker's compensation cases. Such delayed payment impacts the Company's cash flow and can slow its growth.  Collections are also impacted by whether effective contacts are made by our billing and collections department with the insurance carriers.

-	Prior to payment, the third party payers often make significant payment "adjustments or discounts".

-	Some insurance companies do not as a matter of policy cover some of our products, which can result in the denial of payment or a demand for refund.

-	For marketing reasons, we typically do not require any payments from patients and instead look only to insurers.

-	The stroke and SCI markets have demonstrated that many patients and their caregivers will privately pay for the NeuroMove.

Market Strategies

We plan to use our core technology to grow in the standard electrotherapy, stroke and SCI markets in the U.S. and to expand internationally.

In the U.S., we market our products through commissioned, independent sales representatives who call on doctors and therapists. We also market the NeuroMove directly to end users with advertisements and articles in relevant publications and on the Internet.

Our long-term plan is to increase our penetration of the standard electrotherapy market by further expanding our sales organization and broadening our product offering.  We currently produce relatively high gross margins for our products.  See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The high margins are possible in part because the products use a common technology platform with different software configurations and some products are refurbished to original condition after being returned to the Company.

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

Vendors located in the United States and Europe currently manufacture our products. We do not have contracts with these vendors for our standard electrotherapy products and utilize purchase orders for our ongoing needs. We currently contract with a vendor to manufacture the NeuroMove. We believe there are numerous suppliers that can manufacture our products, and pricing, quality and service will continue to determine which manufacturers we use.

Our significant suppliers as of February 2009 are:

        Axelgaard Manufacturing Co., LTD, Fallbrook, CA, US
        Battery Warehouse Direct, Barrington, IL US
        Byers Peak, Wheat Ridge, CO, US
        Spectramed, Mount Vernon, OH, US

Our employees develop the software used in our products.

Revenue:

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

More than a majority of our revenue is derived from private health insurance carriers with insurance plans, typically known as HMO or PPO, on behalf of their insureds.  The balance of the revenue is received from Medicare and Medicaid, worker's compensation agencies, attorneys representing injured patients, hospitals, U.S. and international distributors.

More than a majority of our revenue depends upon recurring revenue.  Recurring revenue results from renting our products typically for two to five months.  In terms of sales of products, our primary source of recurring revenue is the sale of surface electrodes sent to existing patients each month. The electrodes transmit the electrical charge from the device to the patient and are an essential component of the treatment modality.

Our employees work with the commercial insurance and government third party payers, patients and commercial clients to collect product rental and purchase payments.

Products Purchased For Resale

In addition to our own products, we distribute a number of products from other domestic and international manufacturers in order to complement our products. These products include electrical stimulation devices and patient supplies, such as electrodes. Customarily, there are no formal contracts between vendors in the durable medical equipment industry. Replacement products and components are easily found, either from our own products or other manufacturers, and purchases are made by purchase order.

Intellectual Property

We believe that our products contain certain proprietary software that protects them from being copied. In the future, we may seek patents for advances to our existing products and for new products as they are developed.  A patent application for NeuroMove technology has been withdrawn during 2008, and we currently own no patents.

We hold registered trademarks for NeuroMove in the U.S. and the European Union. Zynex and Zynex Medical are trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

Regulatory Approval And Process

All our products are classified as Class II (Medium Risk) devices by the Food and Drug Administration (FDA), and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is governed by the FDA, and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, the company introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976. When the FDA determines that the device is substantially equivalent, the agency issues a "clearance" letter that authorizes marketing of the product. We are also regulated by the FDA's cGMP and QSR division (Quality Systems Regulation), which is similar to the ISO9000 and the European EN46000 quality control regulations. All our products currently produced for us or resold by us are cleared for marketing in the United States under FDA's 510(k) regulations.

In 2008, Zynex received European Union ("EU") CE Marking approval for several products. CE Marking is certification that a product meets the standards established by the 25 nations EU and qualifies for sale in the EU and 4-nation European Free Trade Association.  See “Current Business” above.

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

Employees

As of December 31, 2008, we employed 76 full time employees (an increase from 45 as of December 31, 2007). We also engage a number of independent contractors, commission-only sales representatives. We believe our relations with all of our employees and independent contractors are good. We are subject to the minimum wage and hour laws and provide usual and customary employee benefits such as vacation, sick leave and health and dental insurance.

Executive Officers of the Registrant

The following table sets forth information as to the name, age and office held by the two executive officers of the Company as of December 31, 2008:

Name	Age	Position

Thomas Sandgaard	50	President, Chief Executive Officer and Director.
		Set forth below is a biographical description of
		Mr. Sandgaard based on information supplied by him

Fritz G. Allison	49	Chief Financial Officer.
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

Mr. Allison was elected as Chief Financial Officer of Zynex, effective February 19, 2007. Prior to joining Zynex, Mr. Allison served as a Financial Consultant for MSS Technologies, a Phoenix-based provider of business application solutions, since 2004. From December 2000 until March 2004, Mr. Allison was the Vice-President, Controller and Chief Financial Officer of Orange Glo International, Inc, a manufacturer of cleaning products in the consumer package goods industry. Previous positions include Manager of Corporate Accounting for J.D. Edwards & Co., Controller at Powercom-2000 and International Controller for CH2M Hill International. Mr. Allison holds a B.A. in Business Administration from the University of Southern California and was a Certified Public Accountant.

ITEM 1A. RISK FACTORS

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

We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing.  Any additional equity financing may involve substantial dilution to our then existing stockholders.  Any debt financing would require the approval of Marquette, which is the lender under our line of credit.

WE HAVE LIMITED LIQUIDITY BECAUSE OUR CASH REQUIREMENTS INCREASE AS OUR OPERATIONS EXPAND

Our limited liquidity is primarily a result of (a) the required high levels of consignment inventory that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rentals prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer, (c) the high level of outstanding accounts receivable because of deferred payment practices of third-party health payers, (d) the need for improvements to the Company’s internal billing processes, and (e) the delayed cost recovery inherent in rental transactions.

OUR POTENTIAL COMPETITORS COULD BE LARGER THAN US AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

Competitors to our products may have substantially greater financial, technical, marketing, and other resources. Competition could result in price reductions, fewer orders, reduced gross margins, and loss of market share. Our products are regulated by the U.S. Food and Drug Administration. Competitors may develop products that are substantially equivalent to our FDA cleared products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.  Substantial competition may be expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product.  These companies may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles.  Other companies may develop rehabilitation products that perform better and/or are less expensive than our products.

FAILURE TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES COULD RESULT IN DECREASED REVENUES.

The market for our products is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating products in the medical device industry. As a result, our success will depend, in part, on our ability to develop and market product offerings that respond in a timely manner to the technological advances of our competitors, evolving industry standards and changing patient preferences.

WE ARE DEPENDENT ON REIMBURSEMENT FROM INSURANCE COMPANIES AND GOVERNMENT (MEDICARE AND MEDICAID) AGENCIES; CHANGES IN INSURANCE REIMBURSEMENT POLICIES OR APPLICATION OF THEM TO OUR PRODUCTS COULD RESULT IN DECREASED OR DELAYED REVENUES

A large percentage of our revenues comes from insurance company and government agency reimbursement. Upon delivery of our products to our customers, we directly bill the customers' private insurance company or government payer for reimbursement. If the billed payers do not pay their bills on a timely basis or if they change their policies to exclude coverage for our products, we would experience a decline in our revenue as well as cash flow issues.  In addition, we may deliver products to customers based on past practices and billing experiences with health insurance companies and have a health insurance company later deny coverage for such products. In some cases our delivered product may not be covered pursuant to a policy statement of a health insurance provider, despite a payment history of the insurance provider and benefits to the patients. In November 2008, we settled a refund claim by Anthem Blue Cross Blue Shield for payments made by Anthem for certain medical devices which were rented or sold to insureds of Anthem and which were disallowed under an Anthem policy.

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

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation and our liquidity, can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find, attract and retain qualified new employees and sales representatives and retain existing employees and sales representatives.

HOSPITALS AND CLINICIANS MAY NOT BUY, PRESCRIBE OR USE OUR PRODUCTS IN SUFFICIENT NUMBERS, WHICH COULD RESULT IN DECREASED REVENUES.

Hospitals and clinicians may not accept the IF8000, IF8100, TruWave, E-Wave or NeuroMove NM900 products as effective, reliable, and cost-effective. Factors that could prevent such institutional customer acceptance include:

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

WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS, TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS.

We regard our trademarks, our trade secrets and other intellectual property as an integral component of our success. We rely on trademark law and trade secret protection and confidentiality agreements with employees, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose our competitive position.

SUBSTANTIAL COSTS COULD BE INCURRED DEFENDING AGAINST CLAIMS OF INFRINGEMENT.

Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe Zynex's ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

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

If timely FDA clearance or approval of new products is not obtained, our business could be materially adversely affected. Clearance of a 510 (k) notification may also be required before marketing certain previously marketed products, which have been modified after they have been cleared. . Should the FDA so require, the filing of a new 510(k) notification for the modification of the product may be required prior to marketing any modified devices.

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

In addition, in 2003, the Centers for Medicare and Medicaid Services, or CMS made effective an interim final regulation implementing "inherent reasonableness" authority, which allows adjustments to payment amounts for certain “outlier” items and services covered by Medicare when the existing payment amount is determined to be "grossly excessive" or "grossly deficient " The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount. The regulation remains in effect after the enactment of the Medicare Modernization Act, although the new legislation precludes the use of inherent reasonableness authority for payment amounts established under competitive bidding. Medicare and Medicaid accounted for approximately 9% of our total sales and rental income for 2008. When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain of our products, which could have a material adverse effect on our results of operations.

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

OUR PRINCIPAL OFFICER OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our Chief Executive Officer and a director, Thomas Sandgaard, beneficially owns approximately 61.0% of our outstanding common stock as of March 27, 2009. As a result, Mr. Sandgaard has the ability to control substantially all matters submitted to our stockholders for approval, including:

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

MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING COULD MATERIALLY AND ADVERSELY IMPACT OUR BUSINESS.

We have reported material weaknesses in internal control over financial reporting for the last four years (including at December 31, 2008).  Our remediation steps have to date not eliminated material weaknesses.  A continuation of material weaknesses could result in future financial statements with material errors or inaccuracies.  If these types of problems occur in the future, in addition to any impact on our stock price, they could also result in defaults under our line of credit and could affect adversely our reputation, which collaterally could affect our ability to retain sales personnel and business relationships with insurance companies paying for our products and vendors.

INCOME TAX OBLIGATIONS MUST BE MET

The Company has a liability for approximately $600,000 on 2007 federal income taxes. The Company must arrange a proposed payment schedule with the Internal Revenue Service and then make timely payments under such a schedule.  Failure to do so could result in collection actions by the IRS against the Company and its assets.

ECONOMIC CONDITIONS MAY ADVERSELY AFFECT US.

The United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The United States is also experiencing relatively high levels of unemployment and a recession. The long-term impact of these matters on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

AN UNFAVORABLE OUTCOME IN PENDING LITIGATION COULD AFFECT ADVERSELY OUR FINANCIAL CONDITION AND OPERATIONS.

We are currently the subject of pending lawsuits, brought in April 2009, alleging securities law violations in regard to financial statements for the first three quarters of 2008 which were restated.  If these lawsuits are ultimately not covered by our insurance, or if any liability, settlement or defense costs cumulatively exceed our insurance limit of $5 million, these lawsuits could materially and adversely affect our cash flow, financial condition and financial results to the detriment of our Company.

THE UNCERTAINTY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN MAY AFFECT OUR BUSINESS RELATIONSHIPS.

We have forecasted sufficient liquidity and the ability to satisfy financial covenants of our revolving line of credit in 2009, but these matters are not certain.  As a result, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended December 31, 2008, refers to an explanatory Note regarding the uncertainty of our ability to continue as a going concern.  Any such concerns about our financial condition could impact our ability to retain sales representatives or employees and could affect the willingness of insurers and suppliers to work with us.  Any continuation of such concerns could thus have a material adverse effect on our business and results of operations in the future.

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

OUR TRADING ON THE OVER THE COUNTER BULLETIN BOARD DEPENDS ON OUR FILING PERIODIC REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION ON A TIMELY BASIS

We were late in filing two periodic reports with the SEC in 2008. If we have a “third strike” consisting of another late report within a period of 24 months, our common stock would be removed from the OTCBB and then would probably be traded on the Pink Sheets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In November 2007, the Company moved its headquarters, office, plant and warehouse to a facility in Littleton, Colorado. This space, consisting of 16,553 square feet, is sub-leased under a 25-month agreement, expiring in November 2009, at an annual cost of $113,802 plus property taxes and common area maintenance expenses. The Company believes that the leased property is sufficient to support its requirements until the sub-lease expires.

ITEM 3. LEGAL PROCEEDINGS

A lawsuit was filed against the Company, its President and Chief Executive Officer and its Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.).  On April 9, 2009, a lawsuit was filed by Robert Hanratty in the same court against the same defendants.  On April 10, 2009, a lawsuit was filed by Denise Manandik in the same court against the same defendants.  These lawsuits allege substantially the same matters.  The lawsuits refer to the April 1, 2009 announcement of the Company that it will restate its unaudited financial statements for the first three quarters of 2008.  The lawsuits purport to be a class action on behalf of purchasers of the Company securities between May 21, 2008 and March 31, 2009.  The lawsuits allege, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008.  The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.  The Company believes that the allegations are without merit and will vigorously defend itself in the lawsuits.  The Company has notified its directors and officers liability insurer of the claims.

We are not a party to any other material pending or threatened legal proceedings.  For information on a recent refund claim and settlement of it during the fourth quarter of 2008, please see Note 12 to the Consolidated Financial Statements in this Report, which Note is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the OTC Bulletin Board under the symbol "ZYXI".

The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the last two fiscal years, as reported on the Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

PERIOD	HIGH	LOW

Year ended December 31, 2007
First Quarter	$0.45	$0.20
Second Quarter	$0.95	$0.34
Third Quarter	$1.43	$0.90
Fourth Quarter	$1.49	$1.18

Year ended December 31, 2008
First Quarter	$1.78	$1.15
Second Quarter	$1.81	$1.30
Third Quarter	$6.14	$1.74
Fourth Quarter	$5.20	$1.23

As of March 27, 2009, there were 29,971,041 shares of common stock outstanding and approximately 229 registered holders of our common stock.

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

In October 2008, the Company received notices of exercise related to options for 150,000 shares of common stock; 150,000 shares of common stock were issued in exchange for cash of $55,000.  In November 2008, the Company received notices of exercise related to options for 50,000 shares of common stock; 50,000 shares of common stock were issued in exchange for cash of $16,000.  In November 2008, the Company received notices of exercise related to warrants for 103,139 shares of common stock; 92,267 shares of common stock were issued in cashless exercises.  In December 2008, the Company issued 19,000 shares of common stock to individuals as non-cash compensation for services rendered, valued at $29,450 We made no general solicitation, and we believe that the issuance of shares met the standards for purchases under an exemption for a non-public offering or for an exchange of securities.

During the fourth quarter of 2008, the Company issued 19,000 shares of common stock to outside sales representatives as incentive awards.  We made no general solicitation, and we believe that the issuance of the shares met the standards for purchases under an exemption for a non-public offering or did not constitute a sale.

There were there no stock repurchases by the Company during 2008 or 2007.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For 2008, Zynex reported $11,763,558 revenue, an increase of 46% from 2007 and net income of $110,952, a decrease of 95% from 2007.  The revenue increase was primarily accomplished through recruitment of experienced sales representatives in 2006, 2007 and 2008.

The decrease in net income was primarily due to decreasing the amounts we expect to collect from insurance providers in 2008. We increased our reserves to reflect the reduced collection expectations because of higher levels of claim denials by medical insurers and the need to improve the processes in our billing and collection department. This significantly impacted both revenue and net income in 2008. Refer to Note 13 to the consolidated financial statements.

In 2008 the percentage increase in revenues was significantly less than the percentage increase in orders received for the Company’s products primarily because of higher levels of claim denials by medical insurers; the need to improve the processes in our billing and collection department; increased reserves for returns, allowances and collectability, which reduced gross revenue; and net income.  See Note 2 for information on “Revenue Recognition and Allowances for Provider Discounts and Collectibility.”  Net revenue was also impacted significantly by our not recognizing revenues (approximately $1,075,000) from the rental of certain devices to insureds of Anthem Blue Cross Blue Shield during the third quarter due to a refund claim of Anthem which was settled in November 2008.  See Note 12 to the Consolidated Financial Statements in this Report.

The incremental addition of industry experienced sales representatives during 2007 and 2008 allowed us to increase our market presence and increase orders during 2007 and 2008. As a result of the sales force expansion, our total orders increased 140% from 10,383 in 2007 to 24,888 in 2008.  The level of orders for our products is significant in terms of (1) rental income which we anticipate receiving on a recurring basis over the time which patients use our products, subject to our ability to collect the rentals and the contractual adjustments by insurers, and (2) also corresponding recurring sales of electrodes and other supplies for the products.

Management believes that our overall business remains stable, with doctors and patients continuing to have a readiness to use our products.

RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes contained in this Report.

Net Rental Revenue. Net rental revenue for the year ended December 31, 2008, was $7,938,323 an increase of $2,596,735 or 49% compared to $5,341,588 for the year ended December 31, 2007. The increase in net rental revenue for the year ended December 31, 2008 was due primarily to an increase in prescriptions (orders) for rentals of the Company’s electrotherapy products. Other reasons for the increase in net rental revenue are indicated in “Net Sales and Rental Revenue” below. Net rental revenue was also significantly impacted by increased reserves as mentioned above. In addition, net rental revenue slowed in the third and fourth quarter of 2008 because we did not recognize revenues from the rental of certain devices to insureds of Anthem Blue Cross Blue Shield during the quarters due to a refund claim of Anthem which was settled in November 2008. As part of the settlement the Company agreed to pay Anthem $679,930 and forego unpaid claims in existence at June 30, 2008 of $329,664. Substantially all of this $1,009,594 relates to and decreased net rental revenue. See Note 12 to the Consolidated Financial Statements in this Report.

Net rental revenue for the year ended December 31, 2008 made up 67% of net sales and rental revenue compared to 66% for the year ended December 31, 2007.

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

Net Sales Revenue. Net sales revenue for the year ended December 31, 2008, was $3,825,235, an increase of $1,118,571 or 41% compared to $2,706,664 for the year ended December 31, 2007. The increase in net sales revenue for the year ended December 31, 2008, compared to the year ended December 31, 2007 was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products as well as higher levels of products sold. The majority of net sales revenue is derived from surface electrodes sent to existing patients each month and other consumable supplies for our products. Other reasons for the increase in net sales revenue are indicated in “Net Sales and Rental Revenue” below.  Net sales revenue was also significantly impacted by increased reserves as mentioned above.

Net sales revenue for the year ended December 31, 2008 made up 33% of net sales and rental revenue compared to 34% for the year ended December 31, 2007.

Net Sales and Rental Revenue. Net sales and rental revenue for the year ended December 31, 2008, was $11,763,558, an increase of $3,715,307or 46% compared to $8,048,252 for the year ended December 31, 2007. The increase in net sales and rental revenue for the year ended December 31, 2008, compared to the year ended December 31, 2007 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s electrotherapy products. The increase resulted from the expansion of the sales force in 2007 and 2008, greater awareness of the Company's products by end users and physicians resulting from marketing investments in 2007 and 2006; growing market penetration; and increased rental revenue from the greater number of Zynex products placed in use during prior periods.  The increase in net revenue rental was offset by the settlement of the refund claim mentioned above, the increase in allowances applied against gross revenues also mentioned above and inefficient processes at our billing and collection departments.

Our sales and rental revenue is reported net, after deductions for uncollectable and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us.  The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients and other factors which may affect collectability.  See Note 2 to the Consolidated Financial Statements in this Report.

Net sales and rental revenue by quarter were as follows.

	2008	2007

First quarter	$2,588,720	$1,336,731
Second quarter	3,040,460	1,505,207
Third quarter (see Note 12 to the Consolidated Financial Statements)	2,198,738	2,104,446
Fourth quarter	3,935,640	3,101,868

Total net sales and rental revenue	$11,763,558	$8,048,252

Gross Profit. Gross profit for the year ended December 31, 2008, was $9,523,924 or 81% of net sales and rental revenue compared to $7,205,163 or 90% in 2007.  The increase in gross profit for the year ended December 31, 2008 as compared with the same period in 2007 is primarily because revenue increased from the year ended December 31, 2007. The decrease in gross profit percentage for the year ended December 31, 2008 as compared with the year ended December 31, 2007 is primarily from the increased reserves as described above and from not recognizing revenue from the rental of certain devices to insureds of Anthem during the third quarter of 2008 which reduced net sales and rental revenue in the third and fourth quarters of 2008.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2008, was $9,214,748, an increase of $5,171,919 or 128% compared to $4,042,829 for the year ended December 31, 2007.  The increase was primarily due to increases in sales representative commissions, payroll, public company expenses, legal expenses, accounting services and office expenses.  The increases were in part offset by lower marketing and promotion costs.

The year ended December 31, 2008 included expenses for commissions earned by sales representatives on orders which did not result in collections, including in the third quarter rentals and sales of certain devices to the insureds of Anthem which the Company did not bill to Anthem.  The impact in 2008 was more significant than in prior years.  The Company pays commission based on orders, with the collections dependent upon policies of the insurers and our internal processes.

Interest and other income or expense.  Interest and other income or expense for the year ended December 31, 2008, was $38,223, a decrease of $202,761 or 84% compared to $240,984 for the year ended December 31, 2007. We anticipate increases in the interest expense level in 2009 and future years because of our borrowing under the line of credit established in September 2008. The decrease in interest expense resulted primarily from the Company's repayment in 2007 of the note issued to Ascendiant Capital in June of 2007, and the Company’s repayment of the loans payable to Silicon Valley Bank in February 2008. The Company also recorded other income of $27,201 in the quarter ended June 30, 2008 resulting from the disposal of leased equipment which had been treated as a capital lease.

Income tax expense.  We reported expenses for income taxes in the amount of $160,000 for the year ended December 31, 2008 compared to $790,000 of expense for the year ended December 31, 2007.  This is primarily due to our having lower income before taxes of $270,953 for the year ended December 31, 2008 compared to $2,921,350 of income before taxes for the year ended December 31, 2007. The decrease in income before taxes was primarily due to decreasing the amounts we expect to collect from insurance providers as described above.

LIQUIDITY AND CAPITAL RESOURCES

Line of Credit

Please see Note 7 of the Consolidated Financial Statements in this Report for information on a line of credit established with Marquette Healthcare Finance in September 2008.  On April 7, 2009, we entered into a letter agreement with Marquette in which Marquette states its willingness to waive breaches of financial covenants by us. In the letter agreement, Marquette indicates that Zynex did not meet the EBITDA covenant and debt service coverage ratio covenant as of December 31, 2008 and that Zynex would not meet the EBITDA covenant as of March 31, 2009. Marquette stated its willingness to forebear taking action on these financial covenant defaults for the quarters ended December 31, 2008 and March 31, 2009 and to waive any default fee or default interest rate.  Marquette and we also agreed on amounts for resetting the minimum EBITDA covenant, which is on a trailing 12 month basis, as of the end of each quarterly period in 2009.  When available, financial projections for 2010 will be used to set future EBITDA covenant targets in Marquette’s sole discretion.  With respect to Zynex’s restatement of financial statements for the first three quarters of 2008, Marquette waived any breach of a representation, warranty or covenant concerning the accuracy of the original unaudited financial statements for these quarterly periods.  Notwithstanding such waiver, Marquette expressly reserved any right to declare a default, and any other claim, right or remedy with respect to (a) the restated financial statements for these quarterly periods and (b) any fraud or intentional misrepresentation in connection with the original financial statements for these quarterly periods.  Further, Marquette and we will amend the line of credit to increase the margin to 3.25% and increase the collateral monitoring fee to $1,750 per month. The interest rate for the line of credit is the margin plus the higher of the (i) a floating prime rate; or (ii) the floating LIBOR rate plus 2%.

Limited Liquidity

We have limited liquidity.  Our limited liquidity is primarily a result of (a) the required high levels of consignment inventory that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rentals prior to payments for the corresponding product by insurers, (c) the high level of outstanding accounts receivable because of the deferred payment practices of third-party health payors, (d) the need for improvements to the Company’s internal billing processes and (e) delayed cost recovery inherent in rental transactions. Our growth results in higher cash needs.

Our long-term business plan continues to contemplate growth in revenues and thus to require, among other things, funds for the purchases of equipment, primarily for rental inventory, and the payment of commissions to an increasing number of sales representatives.

The Company’s independent registered public accounting firm have included a going concern emphasis paragraph in their report for the December 31, 2008 consolidated financial statements. See Note 1 to the consolidated financial statements. The plans of Company’s management indicate that, while uncertain, the Company’s projected cash flows from operating activities and borrowing available under the Marquette line of credit will fund our cash requirements for the year ending December 31, 2009.  The availability of the line of credit depends our ongoing compliance with covenants, representations and warranties in the agreement for the line of credit and borrowing base limitations. Although the maximum amount of the line of credit is $3,000,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eight trailing weeks of collections and other limitations and is thus less than the maximum amount ($2,202,000 maximum as of December 31, 2008). The balance on the line of credit at December 31, 2008 was $1,780,701.

There is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for the additional purchases of equipment.  For this reason or to lower expenses, we may seek to reduce expenses during 2009.  We have no arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms.  Any additional debt would require the approval of Marquette.

Our limited liquidity and dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity.  Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity.

Cash used by operating activities was $715,160 for the year ended December 31, 2008 compared to $745,689 of cash provided by operating activities for the year ended December 31, 2007. The primary reasons for the decrease in cash flow was the increase to accounts receivable and inventory in 2008 compared to 2007, offset by an increase in non-cash expenses including provision for losses on accounts receivable, provisions for payment provider discounts or denials and income taxes payable.

Cash used in investing activities for the year ended December 31, 2008 was $1,400,895 compared to cash used in investing activities of $751,310 for the year ended December 31, 2007. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of capital equipment.

Cash provided by financing activities was $2,116,055 for the year ended December 31, 2008 compared with cash used in financing activities of $259,576 for the year ended December 31, 2007.  The primary financing source of cash in 2008 were from proceeds from borrowings under the Marquette line of credit and the sales of common stock partially offset by payments on notes payable including the notes payable to Silicon Valley Bank.  The primary financing uses of cash in 2007 were payments on notes payable partially offset by proceeds of loans issued to a stockholder.

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2008.

Payments Due by Period:

Significant Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years

Notes payable	$1,818,059	$1,818,059	$--	$--	$--
Anthem obligation	606,981	606,981	--	--	--
Capital lease obligations	164,961	37,884	75,768	51,309	--
Operating leases	150,239	128,377	21,862	--	--

Total contractual cash obligations	$2,740,240	$2,591,301	$97,630	$51,309	$--

In addition to the above contractual obligations, the Company must pay approximately $600,000 of federal income taxes still owed for 2007.  The Company intends to propose a payment plan for these taxes.

In September 2008, the Company entered into a Loan and Security Agreement with Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance. The Loan Agreement provides Zynex with a revolving credit facility of up to $3,000,000. As of December 31, 2008, the balance on the facility was $1,780,701.  See “Line of Credit” above and Note 7 to the Consolidated Financial Statements.

Effective March 1, 2006 a previously non-interest bearing loan from Thomas Sandgaard, President and Chief Executive Officer, in the amount of $14,980 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006.  As of December 31, 2007, this loan had been paid in full.

In 2006 Mr. Sandgaard loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest commencing April 1, 2006. As of December 31, 2008, this loan had been paid in full.  The loans from Mr. Sandgaard were used for working capital purposes.

In May and June 2007, Mr. Sandgaard made 24-month unsecured loans to the Company in the principal amounts of $50,000 and $24,000 for a total amount of $74,000, The loans bear interest at 8.25% per annum and require monthly payments of $2,267, commencing June 2007 and $1,088 commencing July 2007, for a total of $3,355.  As of December 31, 2008, $13,567 and $9,527 remain outstanding. The loans from Mr. Sandgaard were used for working capital purposes and repayment of the Note Payable to Ascendiant Capital Group, LLC.

In September 2007, Mr. Sandgaard made a loan to the Company in the principal amount of $59,500.  The loan bears interest at 8.25% per annum commencing September 30, 2007 and is a demand note.  As of December 31, 2008, $1,760 remains outstanding.  The loan from Mr. Sandgaard was used for working capital purposes.

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

Revenue Recognition And Allowances For Provider Discounts And Collectability:  The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and purchase, when products have been dispensed to the patient and the patient’s having insurance has been verified.  For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and dispensed to the patient and the patient’s having insurance has been verified or preauthorization has been obtained from the insurance company, when required.  Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Products on rental contracts are placed in property and equipment and depreciated over their estimated useful life. All revenue is recognized at amounts estimated to be paid by customers or third-party providers using the Company’s established rates, net of estimated provider discounts.  The Company recognizes revenue from distributors when it ships its products.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third-party providers. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by third-party providers and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance providers that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance provider's usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. The Company sets the amount of the allowance, and adjusts the allowance at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third-party providers. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which they provide for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including turnover in personnel, changes in the reimbursement policies or practices of providers, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter. Such allowances have increased as third-party providers have delayed payments and restricted amounts to be reimbursed for products provided by the Company.

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

Share-based Compensation:  In December 2004, the FASB issued SFAS No. 123 (R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R) was effective and adopted by the Company as of January 1, 2006.

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

Income Taxes:

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

Based on management’s assessment of Financial Interpretation Number (FIN) 48, it was concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustments to the opening balance sheet accounts.  The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2008.  The Company recognized income tax related interest and penalties assessed on 2007 income taxes recorded and charged approximately $27,000 in interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2005 through the current period.

RESTATEMENT OF QUARTERLY FINANCIAL RESULTS

The Board of Directors and Audit Committee have concluded that our unaudited financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, included in its quarterly reports, should be revised to reflect adjustments to the allowance for provider discounts, accounts receivable and net revenue for such periods.  These quarterly adjustments were determined after an evaluation of adjustments identified in connection with the 2008 year-end closing and the audit of the 2008 financial statements.  See Note 13 to the Consolidated Financial Statements in this Report.

The adjustments identified in connection with the year-end closing and 2008 year-end audit result in a decrease in net accounts receivable and related net revenues of approximately $5.1 million as of and for the year ended December 31, 2008. A substantial part of these adjustments applies to the first three quarters of 2008. These adjustments are based on a re-evaluation of the estimated allowance for provider discounts that management believes should have been utilized in 2008. The change in the provider discount rates is based on management’s analysis of business conditions, recent rates of collection and additional methodologies that the Company applied in estimating these rates at year end, which management believes are more accurate than previously applied rates during the quarterly periods in 2008. Zynex’s allowance for provider discounts is recorded to account for the risk of non-payment arising from reimbursements from insurance providers that are less than amounts claimed, amounts subject to patients’ deductibles and benefit denials.

The following is managements discussion and analysis of financial results and unaudited restated financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008

Quarter Ended March 31, 2008 – Results of Operations:
Net Rental Revenue. Net rental revenue for the three months ended March 31, 2008, was $1,792,263 an increase of $989,201 or 123% compared to $803,062 for the three months ended March 31, 2007. The increase in net rental revenue for the three months ended March 31, 2008 was due primarily to an increase in prescriptions (orders) for rentals of the Company’s electrotherapy products. Other reasons for the increase in net rental revenue are indicated in “Net Sales and Rental Revenue” below. Net rental revenue was also significantly impacted by increased reserves as mentioned above.

Net rental revenue for the three months ended March 31, 2008 made up 69% of net sales and rental revenue compared to 60% for the three months ended March 31, 2007. The increase in the percentage of total net sales and rental revenue from rental revenue was due primarily to increased orders for rentals of products compared to orders for sales of products and, once rented, continuation of rental revenue while the products are used or until sold.

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

Net Sales Revenue. Net sales revenue for the three months ended March 31, 2008, was $796,458, an increase of $262,789 or 49% compared to $533,669 for the three months ended March 31, 2007. The increase in net sales revenue for the three months ended March 31, 2008, compared to the three months ended March 31, 2007 was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products as well as higher levels of products sold. The majority of net sales revenue is derived from surface electrodes sent to existing patients each month and other consumable supplies for our products. Other reasons for the increase in net sales revenue are indicated in “Net Sales and Rental Revenue” below.  Net sales revenue was also significantly impacted by increased reserves as mentioned above.

Net sales revenue for the three months ended March 31, 2008 made up 31% of net sales and rental revenue compared to 40% for the three months ended March 31, 2007. The decrease in the percentage of total net sales and rental revenue was due primarily to increased orders for rentals of products compared to orders for purchases of products.

Net Sales and Rental Revenue. Net sales and rental revenue for the three months ended March 31, 2008, was $2,588,720, an increase of $1,251,989 or 94% compared to $1,336,731 for the three months ended March 31, 2007. The increase in net sales and rental revenue for three months ended March 31, 2008, compared to the three months ended March 31, 2007 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s electrotherapy products. The increase resulted from the expansion of the sales force in 2007 and 2008, greater awareness of the Company's products by end users and physicians resulting from marketing investments in 2007 and 2006; growing market penetration; and increased rental revenue from the greater number of Zynex products placed in use during prior periods.  The increase in net revenue rental was offset by the increase in allowances applied against gross revenues also mentioned above and inefficient processes at our billing and collection departments.  The increase in allowances reflect reduced collections expectations because of higher levels of claim denials by medical insurers and the need to improve the processes in our billing and collection department.

Gross Profit. Gross profit for the three months ended March 31, 2008, was $2,132,006 or 82% of net revenue. For three months ended March 31, 2008, this represents an increase of $913,955 or 75% from the gross profit of $1,218,051 or 91% of net revenue for the three months ended March 31, 2007. The increase in gross profit for the three months ended March 31, 2008 as compared with the same period in 2007 is primarily because revenue increased from the prior period. The decrease in gross profit percentage for the three months ended March 31, 2008 as compared with the same period in 2007 is primarily from the increased reserves as described above.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2008 were $1,556,267 an increase of $777,680 or 100% compared to $778,587 for the same period in 2007.  The increase was primarily due to increases in sales representative commissions, payroll, public company expenses, legal expenses, accounting services and office expenses.  The increases were in part offset by lower advertising, marketing and promotion costs, and temporary services.  .

Interest and other income or expense.  Interest and other income or expense for the three months ended March 31, 2008 were $15,056 of expense, compared to $122,083 of expense for the same period in 2007. The decrease resulted primarily from the Company's repayment of the note issued to Ascendiant Capital in June of 2007, and the Company’s repayment of the loans payable to Silicon Valley Bank in February 2008.

Income tax expense.  We reported expenses for income taxes in the amount of $330,000 for the three months ended March 31, 2008 compared to $85,700 of expense for the same period in 2007.  This is primarily due to our having higher income before taxes of $560,683 for the three months ended March 31, 2008 compared to income before taxes of $317,381 for the same period in 2007.

The following is the unaudited, restated statement of operations for the 3 months ended March 31, 2008:

	Unaudited
	For the 3 months ended:
	31-Mar-08	adjustment	31-Mar-08	31-Mar-07
	restated		as filed

Net rental revenue	$1,792,263	(797,783)	$2,590,046	$803,062
Net sales revenue	796,458	(354,524)	1,150,982	533,669
Net rental and sales revenue	2,588,720		3,741,028	1,336,731

Cost of rentals	103,019		103,019	25,648
Cost of sales	353,695		353,695	93,032
Cost of rentals and sales	456,714		456,714	118,680

Gross profit	2,132,006		3,284,314	1,218,051

Selling, general and administrative	1,556,267		1,556,267	778,587

Income from operations	575,739		1,728,047	439,464

Other income (expense):
Interest income	861		861	-
Interest expense	(15,917)		(15,917)	(122,083)
(Loss) gain on disposal of equipment	-		-	-

	560,683		1,712,991	317,381

Income tax expense	330,000	(190,000)	520,000	85,700

Net income	$230,683		$1,192,991	$231,681

Net income per common and
common equivalent share:
Basic	$0.01		$0.04	$0.01

Diluted	$0.01		$0.04	$0.01

Weighted average number of
shares outstanding
Basic	27,717,457		27,717,457	26,310,911

Diluted	29,332,966		29,332,966	27,399,773

The following is the unaudited, restated balance sheet as of March 31, 2008:

	unaudited
	As of	As of
	31-Mar-08	31-Mar-08
	restated	as filed
ASSETS
Current Assets:
Cash and cash equivalents	$45,287	$45,287
Accounts receivable, net of allowance for provider
discounts and collectibility	4,932,389	6,084,697
Inventory	1,125,039	1,125,039
Deferred financing fees	-	-
Prepaid expenses	22,054	22,054
Deferred tax asset	290,000	290,000
Other current assets	52,791	52,791

Total current assets	6,467,560	7,619,868

Property and equipment, less accumulated
depreciation	1,006,783	1,006,783
Deferred financing fees	21,286	21,286

	$7,495,629	$8,647,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$-	$-
Notes payable	18,126	18,126
Loan from stockholder	114,204	114,204
Capital lease	17,650	17,650
Accounts payable	869,343	869,343
Income taxes payable	945,000	1,135,000
Accrued payroll and payroll taxes	206,447	206,447
Other accrued liabilities	713,689	713,689

Total current liabilities	2,884,459	3,074,459

Loan from stockholder, less current maturities	11,401	11,401
Notes payable, less current maturities	2,520	2,520
Capital lease, less current maturities	4,652	4,652
Long-term deferred tax liability	115,000	115,000

Total liabilities	3,018,032	3,208,032

Stockholders' Equity:
Preferred Stock; $.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized.	28,943	28,943
Paid-in capital	3,261,337	3,261,337
Retained earnings	1,187,317	2,149,625

Total stockholders' equity	4,477,597	5,439,905

	$7,495,629	$8,647,937

The following is the unaudited, restated statement of cash flows for the 3 months ended March 31, 2008:

	Unaudited

	Three Months Ended:
	31-Mar-08	31-Mar-08
	restated	as filed

Cash flows from operating activities:
Net income	$230,683	$1,192,991
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	71,643	71,643
Provision for losses in accounts receivable (uncollectability)	-	-
Provision for provider discounts	3,283,758	2,131,450
Amortization of deferred consulting and financing fees	5,525	5,525
Issuance of common stock and warrants for services,
interest, loan fees and employee incentive	-	-
Provision for obsolete inventory	12,000	12,000
Amortization of discount on note payable	-	-
Amortization of beneficial conversion feature	-	-
Gain on disposal of equipment	-	-
Employee stock based compensation expense	9,892	9,892
Deferred tax benefit	(55,000)	(55,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,740,215)	(3,740,215)
Inventory	(199,345)	(199,345)
Deferred financing fees, current	-	-
Prepaid expenses	12,741	12,741
Deferred financing fees, non-current	-	-
Other current assets	(5,076)	(5,076)
Deposits and other assets	-	-
Accounts payable	51,914	51,914
Accrued liabilities	207,490	207,490
Income taxes payable	35,000	225,000

Net cash provided by operating activities	(78,990)	(78,990)

Cash flows from investing activities:
Proceeds from disposal of equipment	-	-
Purchases of equipment	(146,202)	(146,202)

Net cash used in investing activities	(146,202)	(146,202)

Cash flows from financing activities:
Increase in bank overdraft	(89,347)	(89,347)
Payments on notes payable and capital lease	(246,478)	(246,478)
Proceeds from loans from stockholder	(13,178)	(13,178)
Proceeds from loans and capital lease	-	-
Repayments of loans from stockholder	-	-
Issuance of common stock for cash, net	619,482	619,482

Net cash (used in) provided by financing activities	270,479	270,479

Net (decrease) increase in cash and cash equivalents	45,287	45,287

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$45,287	$45,287

Supplemental cash flow information:
Interest paid	$5,991	$5,991
Income taxes paid	$350,000	$350,000

Quarter Ended June 30, 2008 – Results of Operations:
Net Rental Revenue. Net rental revenue for the three and six months ended June 30, 2008, was $2,100,705 and $3,892,967 an increase of $1,135,641 and $2,124,841or 118% and 120% compared to $965,064 and $1,768,126 for the three and six months ended June 30, 2007. The increase in net rental revenue for the three and six months ended June 30, 2008 was due primarily to an increase in prescriptions (orders) for rentals of the Company’s electrotherapy products. Other reasons for the increase in net rental revenue are indicated in “Net Sales and Rental Revenue” below. Net rental revenue was also significantly impacted by increased reserves as mentioned above.

Net rental revenue for the three and six months ended June 30, 2008 made up 69% and 69% of net sales and rental revenue compared to 64% and 62% for the three and six months ended June 30, 2007. The increase in the percentage of total net sales and rental revenue from rental revenue during the first six months of 2008 was due primarily to increased orders for rentals of products compared to orders for sales of products and, once rented, continuation of rental revenue while the products are used or until sold.

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

Net Sales Revenue. Net sales revenue for the three and six months ended June 30, 2008, were $939,755 and  $1,736,212 an increase of $399,612 and $662,400 or 74% and 62% compared to $540,143 and $1,073,812 for the three and six months ended June 30, 2007. The increase in net sales revenue for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007 was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products as well as higher levels of products sold. The majority of net sales revenue is derived from surface electrodes sent to existing patients each month and other consumable supplies for our products. Other reasons for the increase in net sales revenue are indicated in “Net Sales and Rental Revenue” below. Net sales revenue was also significantly impacted by increased reserves as mentioned above.

Net sales revenue for the three and six months ended June 30, 2008 made up 31% and 31% of net sales and rental revenue compared to 36% and 38% for the three and six months ended June 30, 2007. The decrease in the percentage of total net sales and rental revenue during the first six months of 2008 was due primarily to increased orders for rentals of products compared to orders for purchases of products.

Net Sales and Rental Revenue. Net sales and rental revenue for the three and six months ended June 30, 2008, were $3,040,460 and  $5,629,180 an increase of $1,535,253 and $2,787,242 or 102% and 98% compared to $1,505,207 and $2,841,938 for the three and six months ended June 30, 2007. The increase in net sales and rental revenue for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s electrotherapy products. The increase resulted from the expansion of the sales force in 2007 and 2008, greater awareness of the Company's products by end users and physicians resulting from marketing investments in 2007 and 2006; growing market penetration; and increased rental revenue from the greater number of Zynex products placed in use during prior periods.  The increase in net revenue rental was offset by the increase in allowances applied against gross revenues also mentioned above and inefficient processes at our billing and collection departments.  The increase in allowances reflect reduced collections expectations because of higher levels of claim denials by medical insurers and the need to improve the processes in our billing and collection department.

Gross Profit. Gross profit for the three and six months ended June 30, 2008, was $2,762,248 and $4,894,254 or 91% and 87 % of net sales and rental revenue. For three and six months ended June 30, 2008, this represents an increase of $1,456,745 and $2,370,700 or 112% and 94% from the gross profit of $1,305,503 or 87% and $2,523,554 or 89% of net sales and rental revenue for the three and six months ended June 30, 2007. The increase in gross profit for the three and six months ended June 30, 2008 as compared with the same periods in 2007 is primarily because revenue increased from the prior periods. The increase in gross profit percentage for the three months ended June 30, 2008 as compared with the same periods in 2007 is primarily from the increased percentage of net rental revenue, which has a higher gross profit percentage, due to cost of product being depreciated over its useful life. The decrease in gross profit percentage for the six months ended June 30, 2008 as compared with the same periods in 2007 is primarily from increased reserves as mentioned above.

Selling, General and Administrative. Selling, general and administrative expenses for the t three and six months ended June 30, 2008 were $2,076,900 and $3,633,167 an increase of $1,351,798 and $2,129,478 or 186% and 142%, compared to $725,102 and $1,503,689 for the same periods in 2007.  The increase was primarily due to increases in sales representative commissions, payroll, public company expenses, legal expenses, accounting services and office expenses.  The increases were in part offset by lower marketing and promotion costs, and temporary services.

Interest and other income or expense.  Interest and other income or expense for the three and six months ended June 30, 2008 were $19,689 of income and $4,633 of income, compared to $98,553 of expense and $220,636 of expense for the same periods in 2007. The decrease in interest expense resulted primarily from the Company's repayment in 2007 of the note issued to Ascendiant Capital in June of 2007, and the Company’s repayment of the loans payable to Silicon Valley Bank in February 2008. The Company also recorded other income of $27,201 in the quarter ended June 30, 2008 resulting from the disposal of leased equipment which had been treated as a capital lease.

Income tax expense.  We reported expenses for income taxes in the amount of $416,000 and $746,000 for the three and six months ended June 30, 2008 compared to $130,300 and $216,000 of expense for the same periods in 2007.  This is primarily due to our having higher income before taxes of $1,265,720 for the six months ended June 30, 2008 compared to income before taxes of $799,229 for the same period in 2007.

The following is the unaudited, restated statement of operations for the 3 months ended June 30, 2008:

	Unaudited
	For the 3 months ended:
	30-Jun-08	adjustment	30-Jun-08	30-Jun-07
	restated		as filed

Net rental revenue	$2,100,705	(1,386,791)	$3,487,496	$965,064
Net sales revenue	939,755	(620,384)	1,560,139	540,143
Net rental and sales revenue	3,040,460		5,047,635	1,505,207

Cost of rentals	113,209		113,209	68,155
Cost of sales	165,003		165,003	131,549
Cost of rentals and sales	278,212		278,212	199,704

Gross profit	2,762,248		4,769,423	1,305,503

Selling, general and administrative	2,076,900		2,076,900	725,102

Income from operations	685,348		2,692,523	580,401

Other income (expense):
Interest income	210		210	-
Interest expense	(7,722)		(7,722)	(98,553)
(Loss) gain on disposal of equipment	27,201		27,201	-

	705,037		2,712,212	481,848

Income tax expense	416,000	(444,000)	860,000	130,300

Net income	$289,037		$1,852,212	$351,548

Net income per common and
common equivalent share:
Basic	$0.01		$0.06	$0.01

Diluted	$0.01		$0.06	$0.01

Weighted average number of
shares outstanding
Basic	29,132,219		29,132,219	26,427,002

Diluted	30,277,702		30,277,702	27,823,336

The following is the unaudited, restated statement of operations for the 6 months ended June 30, 2008:

	Unaudited
	For the 6 months ended:
	30-Jun-08	adjustment	30-Jun-08	30-Jun-07
	restated		as filed	as filed

Net rental revenue	$3,892,967	(2,184,575)	$6,077,542	$1,768,126
Net sales revenue	1,736,212	(974,909)	2,711,121	1,073,812
Net rental and sales revenue	5,629,180		8,788,663	2,841,938

Cost of rentals	216,228		216,228	93,803
Cost of sales	518,698		518,698	224,581
Cost of rentals and sales	734,926		734,926	318,384

Gross profit	4,894,254		8,053,737	2,523,554

Selling, general and administrative	3,633,167		3,633,167	1,503,689

Income from operations	1,261,087		4,420,570	1,019,865

Other income (expense):
Interest income	1,071		1,071	-
Interest expense	(23,639)		(23,639)	(220,636)
(Loss) gain on disposal of equipment	27,201		27,201	-

	1,265,720		4,425,203	799,229

Income tax expense	746,000	(634,000)	1,380,000	216,000

Net income	$519,720		$3,045,203	$583,229

Net income per common and
common equivalent share:
Basic	$0.02		$0.11	$0.02

Diluted	$0.02		$0.10	$0.02

Weighted average number of
shares outstanding
Basic	28,424,838		28,424,838	26,369,277

Diluted	29,976,696		29,976,696	27,250,434

The following is the unaudited, restated balance sheet as of June 30, 2008:

	unaudited
	As of	As of
	30-Jun-08	30-Jun-08
	restated	as filed
ASSETS
Current Assets:
Cash and cash equivalents	$189,620	$189,620
Accounts receivable, net of allowance for provider
discounts and collectibility	4,791,463	7,950,946
Inventory	1,482,452	1,482,452
Deferred financing fees	-	-
Prepaid expenses	68,189	68,189
Deferred tax asset	390,000	390,000
Other current assets	57,600	57,600

Total current assets	6,979,324	10,138,807

Property and equipment, less accumulated
depreciation	1,299,366	1,299,366
Deferred financing fees	21,286	21,286

	$8,299,976	$11,459,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$-	$-
Notes payable	14,750	14,750
Loan from stockholder	106,248	106,248
Capital lease	25,558	25,558
Accounts payable	965,352	965,352
Income taxes payable	1,351,000	1,985,000
Accrued payroll and payroll taxes	286,262	286,262
Other accrued liabilities	666,747	666,747

Total current liabilities	3,415,917	4,049,917

Loan from stockholder, less current maturities	3,582	3,582
Notes payable, less current maturities	1,386	1,386
Capital lease, less current maturities	-	-
Long-term deferred tax liability	75,000	75,000

Total liabilities	3,495,885	4,129,885

Stockholders' Equity:
Preferred Stock; $.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized.	29,133	29,133
Paid-in capital	3,298,604	3,298,604
Retained earnings	1,476,354	4,001,837

Total stockholders' equity	4,804,091	7,329,574

	$8,299,976	$11,459,459

The following is the unaudited, restated statement of cash flows for the 6 months ended June 30, 2008:

	Unaudited

	Six Months Ended:
	30-Jun-08	30-Jun-08
	restated	as filed

Cash flows from operating activities:
Net income	$519,720	$3,045,203
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	159,655	159,655
Provision for losses in accounts receivable (uncollectability)	755,908	755,908
Provision for provider discounts	11,049,195	7,889,712
Amortization of deferred consulting and financing fees	5,525	5,525
Issuance of common stock and warrants for services,
interest, loan fees and employee incentive	7,400	7,400
Provision for obsolete inventory	24,000	24,000
Amortization of discount on note payable	-	-
Amortization of beneficial conversion feature	-	-
Gain on disposal of equipment	(27,201)	(27,201)
Employee stock based compensation expense	35,078	35,078
Deferred tax benefit	(195,000)	(195,000)
Changes in operating assets and liabilities:
Accounts receivable	(12,120,634)	(12,120,634)
Inventory	(568,758)	(568,758)
Deferred financing fees, current	-	-
Prepaid expenses	(33,394)	(33,394)
Deferred financing fees, non-current	-	-
Other current assets	(9,885)	(9,885)
Deposits and other assets	-	-
Accounts payable	147,923	147,923
Accrued liabilities	240,365	240,365
Income taxes payable	441,000	1,075,000

Net cash provided by operating activities	430,897	430,897

Cash flows from investing activities:
Proceeds from disposal of equipment	47,000	47,000
Purchases of equipment	(546,597)	(546,597)

Net cash used in investing activities	(499,597)	(499,597)

Cash flows from financing activities:
Increase in bank overdraft	(89,347)	(89,347)
Payments on notes payable and capital lease	(247,733)	(247,733)
Proceeds from loans from stockholder	-	-
Proceeds from loans and capital lease	-	-
Repayments of loans from stockholder	(28,953)	(28,953)
Issuance of common stock for cash, net	624,353	624,353

Net cash (used in) provided by financing activities	258,320	258,320

Net (decrease) increase in cash and cash equivalents	189,620	189,620

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$189,620	$189,620

Supplemental cash flow information:
Interest paid	$6,566	$6,566
Income taxes paid	$500,000	$500,000

Quarter Ended September 30, 2008 – Results of Operations:
Net Rental Revenue. Net rental revenue for the three and nine months ended September 30, 2008, was $2,164,827 and $6,057,794 an increase of $806,963 and $2,931,804 or 59% and 94% compared to $1,357,863 and $3,125,990 for the three and nine months ended September 30, 2007. The increase in net rental revenue for the three and nine months ended September 30, 2008 was due primarily to an increase in prescriptions (orders) for rentals of the Company’s electrotherapy products. Other reasons for the increase in net rental revenue are indicated in “Net Sales and Rental Revenue” below. The rate of increase in rental revenue slowed in the third quarter of 2008 because we did not recognize revenues (approximately $1,075,000) from the rental of certain devices to insureds of Anthem Blue Cross Blue Shield during the quarter due to a refund claim of Anthem which was settled in November 2008. Net rental revenue was also significantly impacted by increased reserves as mentioned above.

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

Net Sales Revenue. Net sales revenue for the three and nine months ended September 30, 2008, were $1,043,505 and  $2,779,719 an increase of $296,923 and $959,325 or 40% and 53% compared to $746,582 and $1,820,394 for the three and nine months ended September 30, 2007. The increase in net sales revenue for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007 was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products as well as higher levels of products sold. The majority of net sales revenue is derived from surface electrodes sent to existing patients each month and other consumable supplies for our products. Other reasons for the increase in net sales revenue are indicated in “Net Sales and Rental Revenue” below. Net rental revenue was also significantly impacted by increased reserves as mentioned above.

Net sales revenue for the three and nine months ended September 30, 2008 made up 33% and 31% of net sales and rental revenue compared to 36% and 37% for the three and nine months ended September 30, 2007. The decrease in the percentage of total net sales and rental revenue during the first nine months of 2008 was due primarily to increased orders for rentals of products compared to orders for purchases of products. The rental revenue as a percentage of net revenues for the third quarter of 2008 decreased because of the refund claim described above.

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

Net Sales and Rental Revenue. Net sales and rental revenue for the three and nine months ended September 30, 2008, were $2,198,738 and  $7,827,919 an increase of $94,292 and $2,881,535 or 5% and 58% compared to $2,104,445 and $4,946,384 for the three and nine months ended September 30, 2007. The increase in net sales and rental revenue for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s electrotherapy products. The increase resulted from the expansion of the sales force in 2007 and 2008; greater awareness of the Company's products by end users and physicians resulting from marketing investments in 2007 and 2006; growing market penetration; and increased rental revenue from the greater number of Zynex products placed in use during prior periods. The claim mentioned above offset in part the increase.  Net rental revenue was also significantly impacted by increased reserves as mentioned above.

Gross Profit. Gross profit for the three and nine months ended September 30, 2008, was $1,745,140 and $6,639,395 or 79% and 85 % of net sales and rental revenue. For three and months ended September 30, 2008, this represents a decrease of $165,294 or 9% and an increase $2,205,407 or 50% from the gross profit of $1,910,433 or 91% and $4,433,988 or 90% of net revenue for the three and nine months ended September 30, 2007. The decrease in gross profit for the three months ended September 30, 2008 as compared with the same period in 2007 is from not recognizing revenue from the rental of certain devices to insureds of Anthem during the third quarter of 2008 and the provider settlement provision which reduced net sales and rental revenue in the third quarter of 2008. The decrease in gross profit percentage for the three and nine months ended September 30, 2008 as compared with the same periods in 2007 is primarily from not recognizing revenue from the rental of certain devices to insureds of Anthem during the third quarter of 2008 and the provider settlement provision which reduced net sales and rental revenue in the third quarter of 2008. The decrease in gross profit percentage for the three and nine months ended September 30, 2008 as compared with the same periods in 2007 was also impacted by increased reserves as mentioned above.

The Company does not plan to request many of Anthems insureds to return the devices subject to the settlement before use is completed. Since most of the devices were rentals and not sales, there was nominal effect on cost of rentals since most of such cost was depreciation of the cost of the devices.

Selling, General and Administrative. Selling, general and administrative expenses for the three and nine months ended September 30, 2008 were $2,636,228 and $6,269,395 an increase of $1,581,938 and $3,711,416 or 150% and 145%, compared to $1,054,290 and $2,557,979 for the same periods in 2007.  The increase was primarily due to increases in sales representative commissions, payroll, public company expenses, legal expenses, accounting services and office expenses.  The increases were in part offset by lower marketing and promotion costs, and temporary services.

The three and nine months ended September 30, 2008 include expenses for commissions earned by sales representatives in the third quarter on primarily rentals and sales of certain devices to the insureds of Anthem which the Company will not bill to Anthem. The Company decided that the settlement with Anthem should not affect the compensation of its sales representatives.

Interest and other income or expense.  Interest and other income or expense for the three and nine months ended September 30, 2008 were $2,331 of expense and $2,302 of income, compared to $14,679 of expense and $235,315 of expense for the same periods in 2007. The decrease in interest expense resulted primarily from the Company's repayment in 2007 of the note issued to Ascendiant Capital in June of 2007, and the Company’s repayment of the loans payable to Silicon Valley Bank in February 2008. The Company also recorded other income of $27,201 in the quarter ended June 30, 2008 resulting from the disposal of leased equipment which had been treated as a capital lease.

Income tax expense.  We reported expenses for income taxes in the amount of $220,000 for nine months ended September 30, 2008 compared to $443,000 of expense for the same period in 2007.  The decrease is primarily due to our having lower income before taxes of $372,301 for the nine months ended September 30, 2008 compared to income before taxes of $1,640,694 for the same period in 2007.

The following is the unaudited, restated statement of operations for the 3 months ended September 30, 2008:

	Unaudited
	For the 3 months ended:
	30-Sep-08	adjustment	30-Sep-08	30-Sep-07
	restated		as filed

Net rental revenue	$2,164,827	(880,048)	$3,044,875	$1,357,864
Net sales revenue	1,043,505	(424,208)	1,467,713	746,582
Provider Settlement (see Note 12)	(1,009,594)		(1,009,594)	-
Net rental and sales revenue	2,198,738	(1,304,256)	3,502,994	2,104,446

Cost of rentals	215,029		215,029	72,518
Cost of sales	238,569		238,569	121,494
Cost of rentals and sales	453,598		453,598	194,012

Gross profit	1,745,140		3,049,396	1,910,434

Selling, general and administrative	2,636,228		2,636,228	1,054,290

Income from operations	(891,088)		413,168	856,144

Other income (expense):
Interest income	4,863		4,863	-
Interest expense	(6,965)		(6,965)	(14,679)
(Loss) gain on disposal of equipment	(229)		(229)	-

	(893,419)		410,837	841,465

Income tax expense	(527,000)	(732,000)	205,000	227,000

Net income	$(366,419)		$205,837	$614,465

Net income per common and
common equivalent share:
Basic	$(0.01)		$0.01	$0.02

Diluted	$(0.01)		$0.01	$0.02

Weighted average number of
shares outstanding
Basic	29,311,220		29,311,220	26,807,712

Diluted	31,666,011		31,666,011	29,332,352

The following is the unaudited, restated statement of operations for the 9 months ended September 30, 2008:

	Unaudited
	For the 9 months ended:
	30-Sep-08	adjustment	30-Sep-08	30-Sep-07
	restated		as filed	as filed

Net rental revenue	$6,057,794	(3,064,623)	$9,122,417	$3,125,990
Net sales revenue	2,779,719	(1,399,116)	4,178,835	1,820,394
Provider Settlement (see Note 12)	(1,009,594)		(1,009,594)	-
Net rental and sales revenue	7,827,919		12,291,658	4,946,384

Cost of rentals	431,257		431,257	166,321
Cost of sales	757,267		757,267	346,075
Cost of rentals and sales	1,188,524		1,188,524	512,396

Gross profit	6,639,395		11,103,134	4,433,988

Selling, general and administrative	6,269,396		6,269,396	2,557,979

Income from operations	369,999		4,833,738	1,876,009

Other income (expense):
Interest income	5,934		5,934	-
Interest expense	(30,604)		(30,604)	(235,315)
(Loss) gain on disposal of equipment	26,972		26,972	-

	372,301		4,836,040	1,640,694

Income tax expense	220,000	(1,365,000)	1,585,000	443,000

Net income	$152,301		$3,251,040	$1,197,694

Net income per common and
common equivalent share:
Basic	$0.01		$0.11	$0.05

Diluted	$0.00		$0.11	$0.04

Weighted average number of
shares outstanding
Basic	28,722,456		28,722,456	26,518,714

Diluted	30,576,626		30,576,626	28,588,545

The following is the unaudited, restated balance sheet as of September 30, 2008:

	unaudited
	As of	As of
	30-Sep-08	30-Sep-08
	restated	as filed
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance for provider
discounts and collectibility	4,969,662	9,433,401
Inventory	2,074,255	2,074,255
Deferred financing fees	17,500	17,500
Prepaid expenses	52,038	52,038
Deferred tax asset	395,000	395,000
Other current assets	66,411	66,411

Total current assets	7,574,866	12,038,605

Property and equipment, less accumulated
depreciation	1,523,402	1,523,402
Deferred financing fees	56,286	56,286

	$9,154,554	$13,618,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$99,136	$99,136
Notes payable	437,306	437,306
Loan from stockholder	51,514	51,514
Capital lease	-	-
Accounts payable	1,029,449	1,029,449
Income taxes payable	868,000	2,233,000
Accrued payroll and payroll taxes	475,754	475,754
Other accrued liabilities	1,562,812	1,562,812

Total current liabilities	4,523,971	5,888,971

Loan from stockholder, less current maturities	-	-
Notes payable, less current maturities	1,386	1,386
Capital lease, less current maturities	-	-
Long-term deferred tax liability	37,000	37,000

Total liabilities	4,562,357	5,927,357

Stockholders' Equity:
Preferred Stock; $.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares
authorized.	29,513	29,513
Paid-in capital	3,453,749	3,453,749
Retained earnings	1,108,935	4,207,674

Total stockholders' equity	4,592,197	7,690,936

	$9,154,554	$13,618,293

The following is the unaudited, restated statement of cash flows for the 9 months ended September 30, 2008:

	Unaudited

	Nine Months Ended:
	30-Sep-08	30-Sep-08
	restated	as filed

Cash flows from operating activities:
Net income	$152,301	$3,251,040
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	262,983	262,983
Provision for losses in accounts receivable (uncollectability)	491,739	1,169,446
Provision for provider discounts	5,981,030	5,303,323
Amortization of deferred consulting and financing fees	5,525	5,525
Issuance of common stock and warrants for services,
interest, loan fees and employee incentive	66,370	66,370
Provision for obsolete inventory	114,000	114,000
Amortization of discount on note payable	-	-
Amortization of beneficial conversion feature	-	-
Gain on disposal of equipment	(21,975)	(21,975)
Employee stock based compensation expense	60,823	60,823
Deferred tax benefit	(238,000)	(238,000)
Changes in operating assets and liabilities:
Accounts receivable	(6,966,499)	(11,430,238)
Inventory	(1,250,561)	(1,250,561)
Deferred financing fees, current	(17,500)	(17,500)
Prepaid expenses	(17,243)	(17,243)
Deferred financing fees, non-current	(35,000)	(35,000)
Other current assets	(18,696)	(18,696)
Deposits and other assets	-	-
Accounts payable	212,020	212,020
Accrued liabilities	1,325,922	1,325,922
Income taxes payable	(42,000)	1,323,000

Net cash provided by operating activities	65,239	65,239

Cash flows from investing activities:
Proceeds from disposal of equipment	47,000	47,000
Purchases of equipment	(879,188)	(879,188)

Net cash used in investing activities	(832,188)	(832,188)

Cash flows from financing activities:
Increase in bank overdraft	9,789	9,789
Payments on notes payable and capital lease	(281,053)	(281,053)
Proceeds from loans from stockholder	6,935	6,935
Proceeds from loans and capital lease	430,318	430,318
Repayments of loans from stockholder	(94,203)	(94,203)
Issuance of common stock for cash, net	695,163	695,163

Net cash (used in) provided by financing activities	766,949	766,949

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental cash flow information:
Interest paid	$30,604	$30,604
Income taxes paid	$500,000	$500,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath P.C. dated April 14, 2009, are filed as part of this report starting on page F-1 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2008.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our principal Chief Executive Officer and Chief Financial Officer concluded that the Company has a material weakness in its ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following significant deficiencies:

•	Lack of timely write off of uncollectible accountsthat result in an overstatement of our accounts receivable and net revenue.

•
A method for calculating the allowance for provider discounts and collectability that was not reactive to rapid changes and was dependent upon write-offs which were not done timely. Application of an allowance for provider discounts and collectability throughout the year that is dependent on annual calculations.

•	Application of inventory pricing that does not reflect additions to purchased items.

As a result of the above material weakness, our management concluded that, as of December 31, 2008, our internal controls over financial reporting are not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting, except as disclosed above.

In order to remediate the material weakness described above, our management has begun to implement the following changes to our internal control over financial reporting during the first quarter of 2009:

•	We have accelerated the process of writing off uncollectible accounts,
•	We are developing a new model for analyzing the collectability of our accounts receivable and one that can be updated on a timely basis throughout the year;
•	We have updated our inventory pricing to reflect the additions to purchased items.

We applied these changes to our work in connection with the December 31, 2008 financial statements included with this report.

We expect that if the steps that we implement are effective throughout a period of time, the material weakness described above will be remediated. We do not believe that the costs of remediation for the above material weakness will have a material effect on our financial position, cash flow, or results of operations.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information concerning each of the Company's directors and executive officers at March 27, 2009:

		Director
Name	Age	Since	Position or Office

Thomas Sandgaard	50	1996	President, Chief Executive Officer, Director and Chairman

Fritz G. Allison	49	N/A	Chief Financial Officer

Taylor Simonton	64	2008	Director, Chair of Audit Committee

Mary Beth Vitale	55	2008	Director, Member of Audit Committee

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

Mr. Allison was elected as Chief Financial Officer of Zynex, effective February 19, 2007. Prior to joining Zynex, Mr. Allison served as a Financial Consultant for MSS Technologies, a Phoenix-based provider of business application solutions, since 2004. From December 2000 until March 2004, Mr. Allison was the Vice-President, Controller and Chief Financial Officer of Orange Glo International, Inc, a manufacturer of cleaning products in the consumer package goods industry. Previous positions include Manager of Corporate Accounting for J.D. Edwards & Co., Controller at Powercom-2000 and International Controller for CH2M Hill International. Mr. Allison holds a B.A. in Business Administration from the University of Southern California and was a Certified Public Accountant.

Taylor Simonton was elected to the Board in October 2008.  Mr. Simonton spent 35 years at Pricewaterhouse Coopers LLP, including 23 years as an audit partner in the firm’s Accounting and Business Advisory Services practice before retiring in 2001. While serving in the PricewaterhouseCoopers National office from 1998 to 2001, Mr. Simonton was a member of the Risk & Quality Group that handled all auditing and accounting standards, SEC, corporate governance, risk management and quality matters for the firm. Prior to that, Mr. Simonton participated in the firm’s Partner International Program for three years, during which time he assisted Colombian companies in-country with capital-raising activities in the United States, consulted to major companies and coordinated IPO assistance and advised on due diligence and SEC regulatory matters. Until February 2007, Mr. Simonton served on the Board of Directors of Fischer Imaging Corporation, a public company that designed, manufactured and marketed specialty medical imaging systems, and served as its Audit Committee chair. Since October 2005, Mr. Simonton has been the Chair of the Audit Committee of Red Robin Gourmet Burgers, Inc., a public company that is a casual dining restaurant chain focused on serving high quality gourmet burgers in a family-friendly atmosphere. Since June 2008, he has been the Lead Director and Chair of the Audit Committee of Keating Capital, Inc., a publicly reporting closed-end investment fund.  Mr. Simonton is also currently the president of the Colorado chapter of the National Association of Corporate Directors.

Mary Beth Vitale was elected to the Board in October 2008.  Ms. Vitale is a co-founder of Pellera, a strategic communications and business development firm started in 2001. Ms. Vitale is a general management executive with 25 years experience in the telecommunications and consumer products industries. Previously, she had served as President, CEO and Chairman of the Board of WestwindMedia.com, President and COO of RMI.NET, and President-western states for AT&T. She was also a Commissioner on former Colorado Governor Bill Owens' Commission for Science and Technology. Ms. Vitale previously served on the Board of Intrado, Inc., a publicly-traded technology company, from 1999 to 2004, sitting on the Audit, Compensation and Corporate Governance committees, and on the Board of RMI.Net, a publicly traded national e-business and convergent communications company from 1997 to 2000, sitting on the Audit Committee. Since January 2005, Ms Vitale has been a director of CoBiz Financial Inc., a public company which is a diversified financial holding company headquartered in Denver, Colorado and includes among its businesses a full-service business banking institution serving Colorado and Arizona. Ms. Vitale has been Chair of the Audit Committee of CoBiz Financial since May, 2006. Ms. Vitale is also currently the treasurer of the
Colorado chapter of the National Association of Corporate Directors (NACD).

Mr. Sandgaard is not an independent director as defined in rules of the NASDAQ Stock Market.  Mr. Simonton and Ms. Vitale are independent directors as defined in rules of the NASDAQ Stock Market.  We have an Audit Committee consisting of Mr. Simonton, Chair, and Ms. Vitale.  The Board of Directors has designated Mr. Simonton and Ms. Vitale each as an “audit committee financial expert” within the meaning of the applicable SEC rules.

We do not have procedures by which a security holder may recommend director nominees to our Board of Directors.

Code of Ethics

The Company has adopted a written code of ethics for each employee, including its Chief Executive Officer and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, as to the Chief Executive Officer and the Chief Financial Officer, the only highly compensated executive officers whose salary plus bonus exceeded $100,000, information concerning compensation paid for services to the Company in all capacities during the years ended December 31, 2008 and December 31, 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Sandgaard	2008	144,000	175,000	0	0	0	0	44,296(1)	363,296
Chief Executive Officer	2007	144,000	150,000	0	0	0	0	51,414(1)	245,414

Fritz G. Allison	2008	132,000	0	0	6,435	0	0	4,667(2)	141,332
Chief Financial	2007	98,354	0	0	3,217	0	0	1,472(2)	103,033
Officer
______________

(1)           We pay for 100% of Mr. Sandgaard's health and dental insurance. In addition, two company vehicles and two home telephone lines are provided to Mr. Sandgaard at our expense.

(2)           We pay for 100% of Mr. Allison's health and dental insurance.

(3)           The Option Awards represents the dollar amount recognized for financial statement reporting purposes with respect to 2008 and 2007 for stock options granted to each of the named executive officers, in accordance with SFAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that may be recognized by the executive officers

Employment Agreements

Thomas Sandgaard

On February 1, 2004, Zynex Medical, Inc. entered into a three-year employment agreement with the Company's President, Chief Executive Officer and former sole shareholder. The agreement expired January 31, 2007, and the agreement was automatically extended for an additional two-year period. The initial annual base salary under the agreement was $174,000 and may be increased annually at the board of director's discretion. The agreement also provides for a 50% annual bonus if annual net revenue exceeds $2.25 million, medical and life insurance, and a vehicle. The agreement contains a non-compete provision for the term of the agreement and 24 months following termination of the agreement.

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

Fritz G. Allison

The Company has established the following compensation arrangements with Mr. Allison, effective February 19, 2007: A base salary of $8,000 per month, before taxes, for the first three months and $10,000 per month, before taxes, thereafter; a grant under the Company’s 2005 stock option plan of an option to purchase up to 100,000 shares of the Company’s common stock, with a ten year term starting February 19, 2007, an exercise price equal to $0.45 per share, the fair market value of the Company’s common stock on such date, and a vesting schedule of 25,000 shares vesting on the first anniversary of the date of grant and 25,000 shares vesting on each subsequent anniversary of the date of grant; a bonus payable in 2008 in the amount of $20,000 cash and an option grant for an additional 50,000 shares (vesting over four years) in the event (a) the Company’s net revenue meets a revenue target for the 2007 year,(b) the Company has a positive net income for the 2007 year, and (c) the Company does not have any restatements of its financial statements during 2007 and for any periods during 2007 or the year 2007 on or prior to the completion of the audit of the 2007 financial statements. The target for 2007 was not met. Mr. Allison also receives full health and dental insurance coverage through the Company.

Effective September 16, 2008 the Company modified the compensation arrangements with Mr. Allison to the following: A base salary of $12,500 per month, before taxes and a bonus payable in 2008 in the form of an option grant for an additional 5,000 shares in the event one of the Company’s 10-K and 10-Q reports is filed on or before the due date and without extension. The target for 2008 was not met.

Outstanding Equity Awards at 2008 Year End

The following table sets forth information concerning unexercised options, stock that is not vested and equity incentive plan awards for each executive officer named in the Summary Compensation Table as of December 31, 2008:

Option Awards:

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	(#)	Price	Date

Thomas Sandgaard	--	--	--	--	--

Fritz G. Allison (1)	25,000	75,000	--	$0.45	February 17, 2017

Fritz G. Allison (1)	500	1,500	--	$0.85	June 30, 2017

Fritz G. Allison (1)	500	1,500	--	$1.32	September 30, 2017

Fritz G. Allison (1)	500	1,500	--	$1.28	December 31, 2017

Fritz G. Allison (1)	--	2,000	--	$1.48	March 31, 2018

Fritz G. Allison (1)	--	2,000	--	$1.70	June 30, 2018

____________

(1)           For information on the vesting of the options for 100,000 shares of common stock held by Mr. Allison, see "Employment Agreements – Fritz G. Allison" above in this Item. Mr. Allison participates in the 2005 Stock Option Plan discussed below. Other options under the Plan vest over a four year period.

Director Compensation

The following table shows the annual and other compensation of the non-employee directors at December 31, 2008 for services to the Company for 2008.

Director Compensation for 2008
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Taylor Simonton	8,000	11,400(2)	32,136(3)	-	-	-	51,536
Mary Beth Vitale	6,000	7,600(2)	32,136(3)	-	-	-	42,736

__________________

(1)
Amounts shown in the columns “Stock Awards” and “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 with respect to stock awards and stock options, in accordance with SFAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that may be recognized by the directors.

(2)
Mr. Simonton as Chair of the Audit Committee received $11,400 of shares of the Company for directors meetings held in 2008, and Ms. Vitale received $7,600 in shares of the Company for meetings during 2008.  These dollar amounts and the market value on the date that this form of compensation were finally agreed to (January 7, 2009) were used in determining the number of shares issued to the directors.

(3)
The stock compensation for the non-employee directors included a sign-on bonus for each non-employee director of a fully vested option to purchase 12,000 shares of the Company common stock at an exercise price equal to the fair market value on the date of grant ($5.10).  The options have a term of 10 years and were issued under the existing 2005 Stock Option Plan of the Company approved by shareholders.

The standard compensation for non-employee directors for 2009, as adopted by the Board of Directors in January 2009, is:  (1) $1,000 cash ($1,500 in the case of the Chair of the Audit Committee) plus $5,000 ($7,500 in the case of the Chair of the Audit Committee) of shares of Zynex common stock for each of four quarterly Board meetings in person and for each of four quarterly Audit Committee meetings in person, with these amounts being paid for both a quarterly Audit Committee and a quarterly Board meeting held on or about the same day as if they were one meeting (the number of shares of common stock resulting from these dollar amounts is based upon the closing price of the common stock on the date of the meeting); (2) $1,000 ($1,500 in the case of the Chair of the Audit Committee) cash for each other Board meeting or Audit Committee meeting in person, with these amounts being paid for both an Audit Committee and a Board meeting held on or about the same day as if they were one meeting; and (3) $500 cash for any telephonic Board meeting or telephonic meeting of the Audit Committee.

The following table summarizes information with respect to each non-employee director’s outstanding stock options at December 31, 2008:

Outstanding Options at December 31, 2008
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price $	Option Expiration Date
Taylor Simonton	12,000	-	5.10	October 5, 2018
Mary Beth Vitale	12,000	-	5.10	October 5, 2018

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of the Company's common stock as of March 27, 2009 by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s common stock, (ii) each of the Company’s directors, (iii) the Company’s executive officers named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons.

		Number of Shares	Percent
		Beneficially	Of
Name	Class of Stock	Owned(1)	Class

Taylor Simonton	Common	12,000(3)	--

Mary Beth Vitale	Common	12,000(3)	--

Thomas Sandgaard 8022 Southpark Cir. Suite 100 Littleton, CO 80120	Common	18,245,500	61.0%

Fritz Allison 8022 Southpark Cir. Suite 100 Littleton, CO 80120	Common	52,000(2)	--

Other 5% Beneficial Owners

Intana Management, LLC(4)	Common	2,984,552(4)	10.0%

All Directors and
Named Executive Officers
As a Group	Common	18,321,500	61.0%

_____________

(1) A person has beneficial ownership of any securities to which the person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days from March 20, 2009. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which the person has the right to acquire voting and/or investment power within 60 days.

(2) These shares are subject to stock options held by Mr. Allison

(3) These shares are subject to stock options held by the director.

(4) Based on Form 13G amendment filed jointly by Intana Management, LLC and Intana Capital Master Fund Ltd. on February 5, 2009, indicating shared voting and dispositive power by Intana Management of 2,984,852 shares and shared voting and dispositive power by Intana Capital Master Fund Ltd. Management of 2,725,869 shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 about shares of Common Stock available for issuance under the Company's equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price	Number of Securities Remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in column (a))

Plan Category	(a)	(b)	(c)

Plans Approved by Shareholders (1), (2)	732,500	$1.15	2,173,500

(1)           All of these listed securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005.

(2)           Effective December 30, 2005, the primary stockholder, Thomas Sandgaard, approved the 2005 Stock Option Plan ("2005 Plan") that authorized the granting of options to purchase 3,000,000 shares of the Company's common stock, subject to adjustment for stock splits, recapitalizations and similar events. Options granted under the 2005 Plan may be either non-qualified or incentive and may be granted to employees, directors, independent contractors and consultants, at the discretion of the Board of Directors (the "Board"). The 2005 Plan is available for option grants until December 31, 2014. The 2005 Plan is administered by Zynex's President and Chief Executive Officer (the "Administrator"). The option price per share under the 2005 Plan must be the fair market value of the Company’s common stock on the date of grant unless such option is granted in substitution of options granted by a new employee's previous employer or the optionee pays or foregoes compensation in the amount of any discount. The options have a maximum term of ten years and will vest as determined by the Administrator. Options cease to be exercisable one month after termination of an optionee's continuous service due to reasons other than cause, and twelve months after death, disability or retirement. Options may be suspended or terminated if the Administrator or any person designated by the Administrator reasonably believes that the optionee has committed an act of misconduct against Zynex. Options are not transferable unless specified by the Administrator.

(3)            See “Director Compensation” above for information on a sign-on bonus in the form of stock options for the non-employee directors.

For information on the options held by Mr. Allison, see "Employment Agreements – Fritz G. Allison" in Item 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has entered into loans made to the Company by Thomas Sandgaard. Interest payable on these loans was a total of $7,775 for 2008 and a total of $7,617 for 2007, and the Company has paid this interest to Mr. Sandgaard. For a full description and the terms of these notes please see Note-4 “Notes Payable and Leases” in the notes to the Consolidated Financial Statements below in this Report.

Loans of the Company with Silicon Valley Bank in the amount of $400,000 and $240,000, made in 2005 and 2006, as described above, were guaranteed by Zynex Chairman, President and Chief Executive Officer, Thomas Sandgaard, and were collateralized by a first perfected security interest in accounts, inventory, chattel paper, equipment, fixtures, general intangibles, including intellectual property and other assets of the Company. Mr. Sandgaard did not receive any compensation for this guarantee.  The Company repaid these loans in 2008.

The line of credit with Marquette Healthcare Finance with a facility of up to $3,000,000, made in 2008, as described above required a Validity Guaranty and a Subordination Agreement from Mr. Sandgaard. Mr. Sandgaard did not receive any compensation for this Validity Guarantee or Subordination Agreement.  See Note __ to the Consolidated Financial Statements in this Report for information on the Validity Guaranty and Subordination Agreement.

Mr. Sandgaard, because of his stock ownership and position as director, may be considered a “parent” of the Company.

We employ Mr. Sandgaard’s wife in a full time position as Billing Manager.  In addition, we employ Mr. Sandgaard’s two children in part time positions.  The following table sets forth their compensation for services rendered in 2008 and 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Birgitte Sandgaard	2008	120,000	0	0	**	0	0	0	120,000
Billing Manager	2007	66,000	0	0	**	0	0	0	66,000

Joachim Sandgaard	2008	21,763	0	0	**	0	0	0	21,763
Information Services	2007	33,791	0	0	**	0	0	0	33,791

Martin Sandgaard	2008	4,298	0	0	**	0	0	0	4,298
Payment Application Specialist	2007	10,082	0	0	**	0	0	0	10,147
______________
(1)           The Option Awards represents the dollar amount recognized for financial statement reporting purposes with respect to 2006 and 2007 for stock options granted to each of the named related parties, in accordance with SFAS 123R.

**Amounts are less than $1,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following presents fees for professional services rendered by the Company’s independent registered public accounting firm (GHP Horwath, P.C.) for each of the years ended December 31, 2008 and December 31, 2007.

	GHP Horwath, P.C,
	2008	2007
Audit Fees, including reviews of 10-Q/	$110,000	$80,000
10QSB and SB-2 and S-1 registration
statements
Audit Related Fees	-	-

Tax Fees	11,000	12,000
All Other Fees	-	-
Total	$121,000	$92,000

The tax related services provided by GHP Horwath, P.C. consisted of preparation of the Company's Federal and state tax returns.

The Company's sole director at the time, in reliance on statements by management and the independent auditors, has determined that the provision of the non-audit services (tax services) described above was compatible with maintaining the independence of GHP Horwath, P.C.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm.  Pre-approval will generally be provided for up to one year, and any pre-approval will be detailed as to the particular service or category of services.

GHP Horwath served as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007 and has served as such auditors since December 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Zynex, Inc., incorporated by reference to Exhibit
10.1 of the Current Report on Form 8-K filed with the Commission on October 7, 2008.

3.2	Amended and Restated Bylaws of Zynex, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2008.

4.1	Subscription Agreement, dated as of June 4, 2004, by and among
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
the Company’s Current Report on Form 8-K,
filed February 20, 2004.

Exhibit Number	Description

10.2	Thomas Sandgaard Employment Agreement, incorporated by
reference to Exhibit 10.2 of the Company's registration
statement filed on Form SB-2, filed July 6, 2004.

10.3	Amendment to Thomas Sandgaard Employment Agreement dated
February 1, 2004, incorporated by reference to Exhibit 10.3 of the
Company's Annual report on Form 10-K filed April 15, 2005.

10.4	Multi-Tenant Lease, dated January 20, 2004, by and between
First Industrial, L.P., a Delaware limited partnership and
Zynex Medical, Inc. a Colorado corporation , incorporated by reference to Exhibit 10.4 of the Company's
Annual report on Form 10-K filed April 15, 2005.

10.5	Sublease, dated October 31, 2007 between the Zynex Medical
Holdings, Inc., and Jones/NCTI, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed
November 16, 2007.

10.6	2005 Stock Option Plan , incorporated by reference to Exhibit
10.5 of the Company's Annual report on Form 10-K filed
April 15, 2005.

10.7	Compensation Agreement dated as of April 18, 2005 between
Zynex Medical Holdings, Inc. and Peter J. Leveton,
incorporated by reference to Exhibit 10.1 of the Company’s
Quarterly Report on Form 10-Q, filed August 12, 2005

10.8	Loan and Security Agreement among Zynex Medical Holdings, Inc.,
Zynex Medical, Inc. and Silicon Valley Bank, dated
September 29, 2005, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed
October 7, 2006.

10.9	Warrant to Purchase Stock from Zynex Medical Holdings, Inc. to
Silicon Valley Bank, incorporated by reference to Exhibit
10.2 of the Company's Current Report on Form 8-K, filed
October 7, 2006.

10.10	Unconditional Guaranty by Thomas Sandgaard for Silicon Valley
Bank, dated September 29, 2005, incorporated by reference to
Exhibit 10.3 of the Company's Current Report on Form 8-K, filed
October 7, 2006.

10.11	Default Waiver and First Amendment to Loan and Security
Agreement, dated March 6, 2006, incorporated by reference to
Exhibit 10.1 of the Company's Current Report on Form 8-K, filed
March 20, 2006.

10.12	Unconditional Guaranty by Thomas Sandgaard for Silicon Valley
Bank, dated March 6, 2006, incorporated by reference to
Exhibit 10.2 of the Company's Current Report on Form 8-K, filed
March 20, 2006.

Exhibit Number	Description

10.13	Promissory Note dated March 1, 2006 to Thomas Sandgaard,
Incorporated by reference to Exhibit 10.1 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006

10.14	Promissory Note dated March 1, 2006 to Thomas Sandgaard,
incorporated by reference to Exhibit 10.2 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006.

10.15	Promissory Note dated June 30, 2006 to Thomas Sandgaard,
incorporated by reference to Exhibit 10.3 of the Company’s
Quarterly Report on Form 10-QSB filed August 17, 2006.

10.16	Convertible Secured Promissory Note dated October 18, 2006 by
Zynex Medical Holdings, Inc., incorporated by reference to
Exhibit 10.1 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.17	Warrant dated October 18, 2006 by Zynex Medical Holdings, Inc.
to Ascendiant Capital Group, LLC, incorporated by reference to
Exhibit 10.2 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.18	Security Agreement between Ascendiant Capital Group, LLC and
Zynex Medical Holdings, Inc., incorporated by reference to
Exhibit 10.3 of the Company’s Current Report on Form 8-K filed
October 18, 2006.

10.19	Subordination Agreement dated October 17, 2006 among
Ascendiant Capital Group, LLC, Silicon Valley Bank and Zynex
Medical Holdings, Inc., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed October 18, 2006.

10.20	Separation Agreement dated February 16, 2007 between Peter J. Leveton and Zynex Medical Holdings, Inc., incorporated by reference to Exhibit 10.19 of the Company’s Annual report on Form 10-KSB filed April 17, 2007.

10.21	Letter Agreement, dated May 3, 2007 with Ascendiant Capital Group, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-QSB filed May 18, 2007.

10.22	Promissory Note dated May 16, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 29, 2007.

10.23	Promissory Note dated June 15, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 29, 2007.

10.24
Promissory Note dated September 30, 2007 by Zynex Medical Holdings, Inc., to Thomas Sandgaard, incorporated by reference to Exhibit 10.1 of the Company’s
Quarterly report on Form 10-QSB filed November 19, 2007

10.25	Form of Indemnification Agreement for directors and executive officers (October 2008), incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K
filed with the Commission on October 7, 2008.

Exhibit Number	Description

10.26
Loan and Security Agreement, dated September 22, 2008, among Zynex, Inc., Zynex Medical, Inc., and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance and Schedule A thereto, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.27
Promissory Note, dated September 22, 2008, of Zynex, Inc. and Zynex Medical, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.28
Pledge Agreement, dated September 22, 2008, between Zynex, Inc. and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.29
Validity Guaranty, dated September 22, 2008, between Thomas Sandgaard and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.30
Subordination Agreement, dated September 22, 2008, among Thomas Sandgaard, Zynex, Inc., Zynex Medical, Inc., and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.31
Business Associate Agreement, dated September 22, 2008, among Zynex, Inc., Zynex Medical, Inc., and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.33	Letter Agreement dated April 7, 2009 with Marquette Healthcare Finance.

14	The Company’s Code of Conduct and Business Ethics, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2008.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-KSB, filed April 15, 2005.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.
Date: April 15, 2009	By:	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chairman and Chief Executive Officer

Date: April 15, 2009	By:	/s/ Fritz G. Allison
Fritz G. Allison, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title		Signature

April 15, 2009	Thomas Sandgaard	)
	Director,	)
	President and Chief	)
	Executive Officer	)	/s/ Fritz G. Allison
		)	Fritz G. Allison, for himself
April 15, 2009	Fritz G. Allison,	)	and as Attorney-in-Fact for the
	Chief Financial	)	named directors who together
	Officer	)	constitute all of the members
		)	of the Board of Directors and
April 15, 2009	Taylor Simonton,	)	for the named Officer
	Director	)
)
April 15, 2009	Mary Beth Vitale,	)
	Director	)

______________________

Zynex, Inc.
Consolidated Financial Statements
December 31, 2008 and 2007

______________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Zynex, Inc.

We have audited the accompanying consolidated balance sheets of Zynex, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, there is uncertainty that the Company will remain in compliance with certain debt covenants throughout 2009, which would entitle the lender to terminate the Company’s ability to borrow under its revolving line of credit facility and accelerate the Company’s obligation to repay outstanding borrowings. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the consolidated financial statements, during the fourth quarter of 2008, the Company corrected errors in its accounting for discounts and allowances on accounts receivable and related revenue that occurred in the first three quarters of 2008.

/s/ GHP Horwath, P.C.
GHP Horwath, P.C.

Denver, Colorado
April 14, 2009

Zynex, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Accounts receivable, net	$5,614,996	$4,475,932
Inventory	2,209,600	937,694
Prepaid expenses	73,324	34,795
Deferred tax asset	648,000	210,000
Other current assets	70,032	47,715

Total current assets	8,615,952	5,706,136

Property and equipment, net	2,096,394	932,222
Deposits and deferred financing fees, net	71,650	26,811

	$10,783,996	$6,665,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$112,825	$89,347
Notes payable and other obligations	1,818,059	270,505
Loans from stockholder	24,854	118,451
Accounts payable	1,037,205	817,429
Income taxes payable	670,000	910,000
Accrued payroll and payroll taxes	292,562	213,935
Other accrued liabilities	1,511,126	498,709

Total current liabilities	5,466,631	2,918,376

Loans from stockholder, less current maturities	-	20,332
Notes payable and other obligations, less current maturities	115,287	18,921
Deferred tax liability	428,000	90,000

Total liabilities	6,009,918	3,047,629

Stockholders' Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
29,871,041 (2008) and 26,831,113 (2007) shares issued and outstanding	29,871	26,831
Paid-in capital	3,676,621	2,634,075
Retained earnings	1,067,586	956,634

Total stockholders' equity	4,774,078	3,617,540

	$10,783,996	$6,665,169

See accompanying notes to consolidated financial statements.

Zynex, Inc.
Consolidated Statements of Operations
Years ended December 31,

	2008			2007

Net rental revenue		$7,938,323		$5,341,588
Net sales revenue		3,825,235		2,706,664
Net rental and sales revenue		11,763,558		8,048,252

Cost of rentals		736,957		296,439
Cost of sales		1,502,677		546,650
Cost of rentals and sales		2,239,634		843,089

Gross profit		9,523,924		7,205,163

Selling, general and administrative		9,214,748		4,042,829

Income from operations		309,176		3,162,334

Other income (expense):
Interest income		424		24
Interest expense, including related party
of $7,775 (2008) and $7,617 (2007)		(65,620)		(244,842)
Gain on disposal of equipment		26,972		3,834
		(38,224)		(240,984)

		270,952		2,921,350

Income tax expense		160,000		790,000

Net income		$110,952		$2,131,350

Net income per share:
Basic	$		*	$0.08

Diluted	$		*	$0.07

Weighted average number of
common shares outstanding:
Basic		28,988,648		26,595,967

Diluted		30,623,924		28,455,447

* Less than $0.01 per share

See accompanying notes to consolidated financial statements.

Zynex, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

	2008	2007
Cash flows from operating activities:
Net income	$110,952	$2,131,350
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	424,452	153,442
Provision for losses in accounts receivable (uncollectibility)	393,000	-
Provision for provider discounts	7,452,399	4,801,724
Amortization of deferred consulting and financing fees	12,039	156,303
Issuance of common stock and warrants for services,
interest, loan fees and employee incentive	95,821	68,537
Provision for obsolete inventory	204,000	109,886
Amortization of discount on note payable	-	60,509
Gain on disposal of equipment	(26,972)	(3,834)
Employee stock based compensation expense	164,547	28,797
Deferred income tax benefit	(100,000)	(120,000)
Changes in operating assets and liabilities:
Accounts receivable	(8,984,463)	(7,939,783)
Inventory	(1,475,906)	(486,567)
Prepaid expenses	(38,529)	3,271
Other current assets	(22,317)	(36,465)
Deposits and other assets	-	(10,348)
Accounts payable	224,774	423,278
Accrued liabilities	1,091,043	495,589
Income taxes payable	(240,000)	910,000

Net cash (used in) provided by operating activities	(715,160)	745,689

Cash flows from investing activities:
Proceeds from disposal of equipment	47,000	-
Purchases of equipment	(1,447,895)	(751,310)

Net cash used in investing activities	(1,400,895)	(751,310)

Cash flows from financing activities:
Increase in bank overdraft	23,478	89,347
Payments on notes payable and other obligations	(305,791)	(429,331)
Proceeds from loans from stockholder	7,775	133,500
Proceeds from loans	1,783,957	-
Deferred financing fees	(56,878)	-
Repayments of loans from stockholder	(121,704)	(54,859)
Proceeds from sale of common stock and
exercised warrants, net	785,218	1,767

Net cash provided by (used in) financing activities	2,116,055	(259,576)

Net decrease in cash and cash equivalents	-	(265,197)

Cash and cash equivalents at beginning of period	-	265,197

Cash and cash equivalents at end of period	$-	$-

Supplemental cash flow information:
Interest paid	$27,629	$76,938
Income taxes paid	$500,000

Supplemental disclosure of non-cash investing
and financing activity:
Equipment acquired through capital leases	$165,754
Conversion of notes payable to common stock		$99,000
Acquisition of furniture in exchange for note payable		$7,000

See accompanying notes to consolidated financial statements.

Zynex, Inc.
Consolidated Statements of Stockholders' Equity

	Number	Common	Paid-in	Retained	Total
	of Shares	Stock	Capital	Earnings

January 1, 2007	26,310,911	$26,311	$2,435,859	$(1,174,716)	$1,287,454

Issuance of common stock for loan extension and conversion	459,916	460	167,713	-	168,173
Issuance of common stock for the exercise of warrants	59,048	59	531	-	590
Issuance of common stock for cash	1,238	1	1,175	-	1,176
Employee stock compensation expense	-	-	28,797	-	28,797
Net income	-	-	-	2,131,350	2,131,350

December 31, 2007	26,831,113	26,831	2,634,075	956,634	3,617,540

Issuance of common stock for option exercise	724,707	725	126,275	-	127,000
Issuance of common stock for warrant exercise	251,870	252	(252)	-	-
Issuance of common stock for warrant call, net of offering costs	1,920,351	1,920	604,799	-	606,719
Issuance of common stock for exercise of options from 2005 stock option plan	94,000	94	33,771	-	33,865
Issuance of common stock for cash	13,500	14	17,620	-	17,634
Issuance of common stock for employee incentive	5,000	5	7,395	-	7,400
Issuance of common stock for consulting services	30,500	30	88,391	-	88,421
Employee stock compensation expense	-	-	164,547	-	164,547
Net income	-	-	-	110,952	110,952

December 31, 2008	29,871,041	$29,871	$3,676,621	$1,067,586	$4,774,078

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT PLANS

Zynex Medical, Inc. was incorporated under the laws of the state of Colorado on March 3, 1998, under the name of "Stroke Recovery Systems, Inc." (SRSI). On October 1, 2003, Zynex Medical, Inc. acquired, through merger, the assets and liabilities of Dan Med, Inc. (DMI), a Colorado corporation under common control. The companies were merged in order to simplify the operating and capital structure of both companies. SRSI concurrently changed its name to Zynex Medical, Inc. Zynex, Inc. (the “Company”) was created in February 2004 through a reverse acquisition. The Company’s headquarters are located in Littleton, Colorado.

The Company designs, assembles and commercializes a line of FDA cleared medical devices for the electrotherapy and stroke rehabilitation markets. The Company also purchases electrotherapy devices and supplies from other domestic and international suppliers for resale.

In 2008 and 2007, the Company generated substantially all of its revenue in North America from sales and rentals of its products to patients, dealers and health care providers. The amount of net revenue derived from Medicare and Medicaid programs for 2008 and 2007 was approximately 9% and 6% respectively.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During 2008, the Company has not always had sufficient cash flows from operations to meet its liquidity requirements, including debt service payments. The Company has also failed at various times to comply with covenants in its debt agreements.

At December 31, 2008 and at March 31, 2009, the Company was in violation of certain covenants associated with its revolving line of credit facility (the “Line of Credit”). However, in April 2009, the Company obtained a waiver of the defaults and an amendment to the line of credit facility and, as a result, the Company was in compliance with loan covenants as of March 31, 2009 (Note 7).

There is uncertainty regarding the Company's ability to remain in compliance with certain debt covenants throughout 2009. Failure to satisfy any of these covenants would constitute a default under the Line of Credit, which would entitle the lender to terminate the Company’s ability to borrow under the line of credit and accelerate the Company’s obligation to repay outstanding borrowings, unless compliance with the covenants is waived.

If the Company is unable to remain in compliance with its covenants, the Company would be required to seek waivers or modifications of the covenants from the lender, or the Company would need to raise debt and/or equity financing to generate proceeds sufficient to repay such debt. In light of the difficult conditions in the global credit markets, the Company cannot give any assurance that it would be able to successfully take these actions.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on future financial results and, should the Company be in breach of the debt covenants, its ability to restructure or otherwise amend the terms of that debt.

Management's plans in regard to these matters are described below.

The Company has developed its operating plans with emphasis on cash flow and remaining compliant with covenants related to the line of credit. Management believes that its cash flow projections for 2009 are achievable and, based on billings and collections in the first quarter of 2009, that sufficient cash will be generated to meet the loan covenants and the Company’s financial obligations. Management believes that the successful implementation of these plans will enable the Company to continue as a going concern.

The Company is developing a new model for analyzing the collectability of accounts receivable. These changes should enhance the Company’s ability to monitor collections of accounts receivable, and project cash flow more effectively. In addition, the Company has instituted various cost reductions. The Company may implement further cost reductions as needed.

Management believes that, as indicated above, it has the ability to remain compliant with the terms of the line of credit, and if the Company were to be in violation of its covenants in the future, it would, as it has successfully done in the past, seek to obtain amendments to the debt or waivers of the covenants so that the Company would no longer be in violation.

The Company has a significant amount of recurring revenue from rentals of its products, which combined with the ability to reduce certain discretionary expenses and to work with its vendors on the timing of payments to them, gives the Company some flexibility in paying down the line of credit, when needed. As of March 31, 2009, the balance owed on the line of credit was $1,279,562, down from $1,780,701 at December 31, 2008.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and Zynex Medical, Inc. All intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION AND ALLOWANCES FOR PROVIDER DISCOUNTS AND UNCOLLECTIBILITY

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been dispensed to the patient and the patient’s having insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and dispensed to the patient and the patient’s having insurance has been verified or preauthorization has been obtained from the insurance company, when required.  Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Products on rental contracts are placed in property and equipment and depreciated over their estimated useful life. All revenue is recognized at amounts estimated to be paid by customers or third-party providers using the Company’s established rates, net of estimated provider discounts.  The Company recognizes revenue from distributors when it ships its products.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third-party providers. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by third-party providers and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance providers that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance provider's usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. The Company sets the amount of the allowance, and adjusts the allowance at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third-party providers. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which they provide for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including turnover in personnel, changes in the reimbursement policies or practices of providers, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter. Such allowances have increased as third-party providers have delayed payments and restricted amounts to be reimbursed for products provided by the Company.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2008 and 2007, the allowance for provider discounts and uncollectible accounts are as follows:

	2008	2007

Allowance for provider discounts	$12,908,123	$5,455,724
Allowance for uncollectible accounts receivable	839,000	446,000

	$13,747,123	$5,901,724

Changes in the allowance for provider discounts and uncollectible accounts receivable for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Balances, beginning of year	$5,901,724	$1,100,000
Additions debited to net sales and rental revenue	30,614,649	8,033,045
Write-offs credited to accounts receivable	(22,769,250)	(3,231,321)

	$13,747,123	$5,901,724

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for provider discounts and uncollectible accounts receivable and the reserve for obsolete and damaged inventory.

RECLASSIFICATIONS

Certain minor reclassifications in the 2007 financial statements have been made to conform to the 2008 presentation.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

The Company's financial instruments at December 31, 2008, primarily consist of accounts receivable and payable, for which current carrying amounts approximate fair value. Additionally, the carrying value of notes payable approximate fair value because interest rates on outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities. The fair value of the loans from stockholder is not practicable to estimate, due to the related party nature of the underlying transactions.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:   Observable inputs such as quoted market prices in active markets for identical assets or liabilities, such as the Company’s equity securities reflected in the table below.

Level 2:   Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:   Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The adoption of SFAS 157 did not have a material impact on the Company’s financial statements, as the Company does not have any financial assets and liabilities.

Effective January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of December 31, 2008, the Company did not elect such option for its financial instruments and liabilities.

INVENTORY

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At December 31, 2008 and 2007, the Company had a reserve for obsolete and damaged inventory of approximately $330,000 and $126,000, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. Through March 31, 2008, the Company recorded depreciation of all property and equipment in a separate line item within operating expenses. As rental inventory contributes directly to the revenue generating process, the Company reclassified the depreciation of rental inventory to cost of sales. The consolidated statements of operations for the years ended December 31, 2008 and 2007 have been reclassified to reflect this change. Cost, accumulated depreciation and the related estimated useful lives of property and equipment as of December 31, 2008 and 2007, are as follows:

	2008	2007	Useful lives

Office furniture and equipment	$329,389	$198,173	3-7 years
Rental inventory	2,466,413	1,068,303	5 years
Vehicles	59,833	59,833	5 years
Leasehold Improvements	8,500	8,500	5 years
Assembly equipment	10,690	9,728	7 years
	2,874,824	1,344,537
Less accumulated depreciation	(778,430)	(412,315)
	$2,096,394	$932,222

Repairs and maintenance costs are charged to expense as incurred.

SHIPPING COSTS

Shipping costs are included in cost of sales and rentals.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. SFAS 123R requires the stock compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period).

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEGAL DEFENSE COSTS

The Company  does not accrue for  estimated  future  legal and  related  defense costs,  if any, to be incurred in  connection  with outstanding  or  threatened litigation  and other  disputed  matters but rather records such as period costs when the services are rendered.

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2008 and 2007, totaled approximately $136,000 and $32,000, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2008 and 2007, was approximately $20,000 and $16,000, respectively. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.

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

Based on management’s assessment of Financial Interpretation Number (“FIN”) 48, it was concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustments to the opening balance sheet accounts.  The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2008.  The Company recognized income tax related interest and penalties assessed on 2007 income taxes and charged approximately $27,000 in interest and penalties to income tax expense in 2008.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2005 through the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (R), Business Combinations (“SFAS No. 141 (R)”) which becomes effective for the Company on January 1, 2009. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company expects SFAS No. 141 (R) will have an impact on accounting for business combinations once adopted, and the effect is dependent upon acquisitions at that time.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for the Company on January 1, 2009. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have an impact on its consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (R), Business Combinations (“SFAS No. 141 (R)”) which becomes effective for the Company on January 1, 2009. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company expects SFAS No. 141 (R) will have an impact on accounting for business combinations once adopted, and the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for the Company on January 1, 2009. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have an impact on its consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of basic and diluted earnings per share for 2008 and 2007, is as follows:

	2008			2007

BASIC

Net income applicable to common stockholders		$110,952		$2,131,350

Weighted average shares outstanding, basic		28,988,648		26,595,967

Net income per share, basic	$		*	$0.08

DILUTED

Net income applicable to common stockholders		$110,952		$2,131,350

Weighted average shares outstanding, basic		28,988,648		26,595,967

Dilutive securities		1,635,276		1,859,480

Weighted average shares outstanding, diluted		30,623,924		28,455,447

Net income per share, diluted	$		*	$0.07

_____________

* Less than $0.01 per share

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)         STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the years ended December 31, 2008 and 2007, the Company recorded compensation expense related to stock options of $164,547 and $28,797, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

For the year ended December 31, 2008, the Company granted stock options to acquire 373,000 shares of common stock to employees at exercise prices that ranged from $1.28 to $1.70 per share. The Company also granted options to directors to purchase up to 24,000 shares at $5.10 per share. During the year ended December 31, 2007, the Company granted options to acquire 352,000 shares of common stock at exercise prices that ranged from $0.26 to $1.43 per share.

The Company used the following assumptions to determine the fair value of stock option grants during the years ended December 31, 2008 and 2007:

	2008	2007
Expected term	6.25 years	6.25 years
Volatility	112-118%	114-123%
Risk-free interest rate	1.9-3.9%	3.9-4.7%
Dividend yield	0%	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents our anticipated cash dividend over the expected term of the stock options.

A summary of stock option activity under the Option Plan for the year ended December 31, 2008 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2008	496,000	$0.58

Granted	397,000	$1.70
Exercised	(93,500)	$0.36
Forfeited	(67,000)	$1.34
Outstanding at December 31, 2008	732,500	$1.15	6.9 Years	$386,675

Exercisable at December 31, 2008	131,000	$0.64	6.1 Years	$118,448

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of status of the Company’s non-vested shares as of and for the year ended December 31, 2008 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Non-vested at January 1, 2008	404,500	$0.55

Granted	397,000	$1.51
Vested	(135,000)	$0.40
Forfeited	(65,500)	$1.18
Non-vested at December 31, 2008	601,000	$1.15

As of December 31, 2008, the Company had approximately $368,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately four years.

(5)         LOANS FROM STOCKHOLDER

Prior to 2007, Mr. Thomas Sandgaard, the majority stockholder, Chief Executive Officer and Chairman of the Board of Directors, loaned the Company $146,900, of which $50,000 was converted to a 24 month, 8.25% term loan, with equal monthly payments of principal and interest. The remaining $96,900 was represented by an 8.25% demand note. During the year ended December 31, 2008, the Company repaid the loans in full.

In 2007, Mr. Sandgaard made two 24-month unsecured loans to the Company for a total amount of $74,000.  The loans bear interest at 8.25% per annum and require monthly payments of $3,355.  As of December 31, 2008, $23,094 remains outstanding. These loans from Mr. Sandgaard were used for working capital purposes and repayment of a note payable.

In September 2007, Mr. Sandgaard made a $59,500 loan to the Company. This loan bears interest at 8.25% per annum commencing September 30, 2007, and is a demand note.  Accrued interest not paid is added to the principal. As of December 31, 2008, $1,760 remains outstanding. This loan from Mr. Sandgaard was used for working capital purposes.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)           INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2008 and 2007:

	2008	2007
Current tax (benefit) expense
Federal	$209,000	$800,000
State	24,000	110,000
Penalties and interest	27,000	-

	260,000	910,000

Deferred tax (benefit) expense
Federal	(56,000)	(110,000)
State	(8,000)	(10,000)

	(64,000)	(120,000)

Decrease in valuation allowance	(36,000)	-

	$160,000	$790,000

A reconciliation of income tax computed at the U.S. statutory rate of 35% to the effective income tax rate is as follows:

	2008	2007

Statutory rate	35%	35%
State taxes	3%	3%
Permanent differences	19%	2%
Other	2%	(13)%

Combined effective rate	59%	27%

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2008 and 2007, are as follows:

	2008	2007
Current deferred tax assets:
Accrued expenses	$80,000	$14,000
Accounts receivable	446,000	185,000
Inventory	122,000	47,000

	648,000	246,000
Valuation allowance	-	(36,000)

Net current deferred tax asset	$648,000	210,000

Long-term deferred tax liabilities:
Property and equipment	$428,000	90,000

Net long-term deferred tax liability	$428,000	90,000

At December 31, 2008, income taxes payable included approximately $600,000 of unpaid 2007 income taxes.

(7)      NOTES PAYABLE

Marquette Loan

At January 1, 2008, the Company had $228,215 outstanding under two term loan agreements with a bank.  In January 2008, the Company defaulted on the monthly installment payable to this bank and as a result, the bank called the outstanding balances of both term loans. The loans were repaid in February 2008.

In September 2008, the Company entered into a Loan and Security Agreement with Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance (“the Lender”). The Loan Agreement provides Zynex with a revolving credit facility of up to $3,000,000 (the “Loan”). As of December 31, 2008, maximum borrowings available were $2,202,000, of which the Company borrowed $1,780,701.

The Lender could have asserted that the claim of Anthem Blue Cross Blue Shield (“Anthem”) described in Note 12 below constitutes a breach of representations and warranties made to the Lender, which could be an event of default; the Lender could have also asserted the Anthem claim was a material adverse change which would affect the Lender’s obligations to make any advances under the Loan.  The Anthem claim also affected the Company’s financial statements as of September 30, 2008 and thus financial covenants of the Loan, one of which was not satisfied as of September 30, 2008.  The Lender consented to the settlement with Anthem described in Note 11 and stated that it will not take any action on the financial covenant for the quarter ending September 30, 2008.  In December 2008, the Company and the Lender reset the financial covenant regarding EBITDA and amended the interest rate under the line of credit.

On April 7, 2009, we entered into a letter agreement with Marquette in which Marquette states its willingness to waive breaches of financial covenants by us.  In the letter agreement, Marquette indicates that Zynex did not meet the EBITDA covenant and debt service coverage ratio covenant as of December 31, 2008 and that Zynex would not meet the EBITDA covenant as of March 31, 2009. Marquette stated its willingness to forebear taking action on these financial covenant defaults for the quarters ended December 31, 2008 and March 31, 2009 and to waive any default fee or default interest rate.  Marquette and we also agreed on amounts for resetting the minimum EBITDA covenant, which is on a trailing 12 month basis, as of the end of each quarterly period in 2009.  When available, financial projections for 2010 will be used to set future EBITDA covenant targets in Marquette’s sole discretion.  With respect to Zynex’s restatement of financial statements for the first three quarters of 2008 (Note 13), Marquette waived any breach of a representation, warranty or covenant concerning the accuracy of the original unaudited financial statements for these quarterly periods.  Notwithstanding such waiver, Marquette expressly reserved any right to declare a default, and any other claim, right or remedy with respect to (a) the restated financial statements for these quarterly periods and (b) any fraud or intentional misrepresentation in connection with the original financial statements for these quarterly periods.  Further, Marquette and agreed to amend the line of credit to increase the margin to 3.25% and increase the collateral monitoring fee to $1,750 per month. The interest rate for the line of credit is the margin plus the higher of the (i) a floating prime rate; or (ii) the floating LIBOR rate plus 2%.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may borrow, repay and re-borrow under the Loan.  The amount available for advances under the Loan cannot exceed the lesser of the Borrowing Base, which is in general a percentage of eligible accounts receivable less a reserve and subject to a ceiling of eight trailing weeks collections, or the Facility Limit determined from time to time by the Lender.  The Facility Limit is initially $3,000,000.  At December 31, 2008, the Loan bore interest at a rate equal to the higher of (a) a floating prime rate plus 2.5% or (b) 4.5% (5.75% at December 31, 2008).  See above for the interest rate as amended in April, 2009.  Interest is payable monthly.  The Loan is secured by a first security interest in all of the Company’s assets, including accounts, contract rights, inventory, equipment and fixtures, general intangibles, intellectual property, shares of Zynex Medical, Inc. owned by the Company, and other assets.  The Loan terminates, and must be paid in full, on September 23, 2011.

Fees under the Loan Agreement include an unused line fee of 0.5% per annum payable monthly on the difference between the average daily balance and the total Facility Limit.  If the Company terminates the Loan Agreement prior to the termination date, there is a termination fee of 3% of the Facility Limit prior to the first anniversary of the Closing Date, 2% of the Facility Limit at any time between the first and second annual anniversary of the Closing Date and 1% at any time from the second anniversary of the Closing Date to the final termination date of the Loan.  The Company also pays a collateral monitoring fee which was $1,500 per month at December 31, 2008 and was amended in April 2009 to be $1,750 per month, payable monthly in arrears on the first day of each month.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable at December 31, 2008 and 2007, consisted of the following:

	December 31,	December 31
	2008	2007
Note payable to the Lender, under revolving line of credit facility	$1,780,701	$--

Notes payable to a bank under term loans; paid in 2008	--	228,215

Motor vehicle contract payable in 60 monthly installments of $1,351;
annual interest at 15.1%; collateralized by automobile; matures in 2009	4,036	18,350

Notes payable to a sales representative of the Company; paid in 2008	--	6,580

Note payable to landlord for furniture payable in 25 monthly installments of $280; annual interest of 8.2%; secured by furniture; matures in 2009	3,019	6,440

Total	1,787,756	259,585

Less current maturities	(1,787,756)	(252,853)

Long-term maturities	$--	$6,732

(8)      LEASES

The Company has commitments under various operating and capital leases that are payable in monthly installments. In November 2007, the Company entered into a 25-month sublease of office, plant and warehouse space in Littleton, Colorado, which expires in November 2009. The lease provides for annual rent of $128,377 plus property taxes and maintenance costs. As of December 31, 2008, future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

2009	$37,884	$128,377
2010	37,884	14,575
2011	37,884	7,287
2012	37,884	--
2013	13,425	--

Total future minimum lease payments	$164,961	$150,239

Less amount representing interest	(19,371)

Present value of net minimum lease payments	145,590
Less current portion	(30,303)

Long-term capital lease obligation	$115,287

Rent expense under operating leases for 2008 and 2007, was approximately $177,000 and $115,000, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)           STOCKHOLDERS' EQUITY

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

NON-EMPLOYEE WARRANTS:

During 2008 and 2007, the Company has warrants outstanding. The following is a schedule of activity with these warrants:

			Broker	Other
	Class B	Class C	Warrants	Warrants

January 1, 2007	685,715	22,858	45,715	2,896,154
Granted	-	-	-	-
Exercised	-	(13,334)	(45,715)	-
Forfeited	-	-	-	-
Expired	-	-	-	-
December 31, 2007	685,715	9,524	-	2,896,154
Granted	-	-	-	-
Exercised	(457,143)	(1,905)	-	(2,193,139)
Forfeited	-	-	-	-
Expired	-	-	-	-
December 31, 2008	228,572	7,619	-	703,015

The exercise prices and expiration dates of the warrants outstanding at December 31, 2008 are as follows:

		Price	Expiration
	Number	per share	Date

Class B	228,572	$2.00	June 4, 2009
Class C	7,619	$0.01	June 4, 2009
Other
	329,867	$0.39	October 18, 2011
	162,500	$0.32	April 11, 2010
	100,000	$3.00	March 1, 2009
	50,000	$0.71	September 29, 2012
	32,315	$0.39	April 11, 2011
	10,000	$3.00	March 16, 2009
	10,000	$0.55	March 1, 2010
	5,000	$0.45	July 28, 2010
	3,333	$0.01	July 28, 2010

Upon exercise of the Class B, C and Brokerwarrants, the Company is required to pay Warrant Exercise Compensation equal to 10 percent of the cash proceeds payable to the Company. The Company is further required to issue one Broker's Warrant for each 10 shares of Class B and Class C Warrants exercised by the subscribers.

In February 2009, the Company received a notice of exercise related to warrants for 100,000 shares of common stock; 100,000 shares of common stock were issued for a cash payment of $32,000.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-EMPLOYEE STOCK OPTIONS:

In September 2004, the Company issued options to acquire 1,900,000 shares of common stock to a financial consulting firm in exchange for consulting services provided in connection with the Company's reverse acquisition, private placement and ongoing investor relations. In August 2008, the firm exercised options for 100,000 shares of common stock for which the Company received payment of $40,000. In October 2008, the firm forfeited options for 600,000 shares in return for cashless exercise rights on the remaining options.  As of December 31, 2008, the options, which expire September 26, 2009, permit the purchase of common stock in quantities and at prices set forth as follows:

Number of Shares	Price Per Share

400,000	$1.75
200,000	$2.00
200,000	$2.25
200,000	$2.50
200,000	$4.00

2008 COMMON STOCK ISSUANCES:

In January 2008, the Company notified warrant holders from the 2006 private placement that an event had occurred which accelerated the expiration date of the warrants.  In February 2008, the Company had received notices of exercise and payments from all the warrant holders notified.  The Company issued 1,740,000 shares of common stock to the warrant holders and received $678,600 in proceeds from their exercise.  The Company was obligated to pay $71,881 to the two investment firms that originally aided in the 2006 private placement as fees related to the warrant exercise.  The Company was also obligated to issue 180,351 shares of common stock to the two investment firms that originally aided in the 2006 private placement as fees related to the warrant exercise.

Between February and August 2008, the Company received notices of exercise related to warrants for 559,048 shares of common stock; 251,870 shares of common stock were issued in cashless exercises.

Between February and May 2008, the Company issued 13,500 shares of common stock for a cash of $17,634.

In April 2008, the Company issued 5,000 shares of common stock to an employee as non-cash compensation, valued at $7,400.

Between March and November 2008, the Company received notices of exercise related to options for 778,139 shares of common stock: 350,000 of these shares of common stock were issued for cash of $127,000 and 374,707 shares of common stock were issued in cashless exercises.

Between September and December 2008, the Company issued 30,500 shares of common stock to individuals as non-cash compensation for services rendered, valued at $88,421.

During last two quarters of 2008, the Company received notices of exercise related to options under the 2005 Stock Option Plan for 94,000 shares of common stock; 94,000 shares of common stock were issued for notes receivable and cash..

(10)  MAJOR SUPPLIERS

The Company purchased approximately 90% of its products from one supplier in 2008.  In 2007, the Company purchased approximately 20% of its products from one supplier and an additional 14% from a second supplier.  The Company has purchased 100% of its NeuroMove inventory from one supplier. Management believes that its relationships with these suppliers is strong, however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short term disruption to operations, a period of time in which products would not be available and additional expenses may be incurred.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  EMPLOYMENT AGREEMENTS

Zynex Medical, Inc. has an employment agreement as amended, with the Company's President and Chief Executive Officer. The agreement expired January 31, 2007 and was automatically extended for an additional two-year period.The agreement provides for a 50% annual bonus if annual net revenue exceeds $2.25 million, medical and life insurance, and a vehicle. The agreement contains a non-compete provision for the term of the agreement that extends for 24 months following termination of the agreement.

The agreement was amended to provide an annual base salary of $144,000 and quarterly bonuses as follows:

Quarterly Revenue	Quarterly Bonus
$0 to $600,000	$ 0
$600,001 - $800,000	$ 10,000
$800,001 - $1,000,000	$ 25,000
$1,000,001 and greater	$ 50,000

The bonus amounts reflected in the above table shall be reduced by one-half if the Company sustains a net loss during the quarter. At December 31, 2008 and 2007, the Company recorded a $75,000 and $100,000 accrual, respectively, related to this bonus arrangement. The total bonus expense for the years ended December 31, 2008 and 2007, was $175,000 and $100,000, respectively.

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

Under the Agreement Mr. Leveton received stock options to purchase up to 350,000 shares of the Company's Common Stock. Such options had a ten-year term, except options for 100,000 shares which expire on April 17, 2010, and have an exercise price equal to the fair market value of the Common Stock on the date of grant, April 18, 2005. Such options were subject to vesting as follows: 100,000 shares vested on the date of grant; 25,000 shares vested on June 30, 2005; and 25,000 shares vested as of the last day of each full calendar quarter beginning as of July 1, 2005 through March 31, 2007, provided that Mr. Leveton was employed as of such dates; and 50,000 shares vested upon a Raise Event which was completed in January, 2007. All unvested quarterly options would have immediately vested and become exercisable upon a liquidity event with a valuation of at least $10,000,000; provided the liquidity event occurred during Mr. Leveton's employment or if Mr. Leveton played an active, integral and key role in accomplishing such event, within 90 days of involuntary termination. All unvested options expired upon the termination of Mr. Leveton’s employment. As of February 16, 2007, Mr. Leveton’s termination date, 325,000 of the options had vested.  Mr. Leveton exercised these options in March, 2008.

Effective February 19, 2007, the Company entered into a compensation arrangement with its new Chief Financial Officer, Fritz G. Allison. The arrangement provides for a monthly salary of $8,000 per month, before taxes, for the first three months and $10,000 per month, before taxes, thereafter; grant under the Company’s 2005 stock option plan of an option to purchase up to 100,000 shares of the Company’s common stock, with a ten-year term starting February 19, 2007, an exercise price equal to $0.45 per share, the fair market value of the Company’s common stock on such date, and a vesting schedule of 25,000 shares vesting on the first anniversary of the date of grant and 25,000 shares vesting on each subsequent anniversary of the date of grant; a bonus payable in 2008 in the amount of $20,000 cash and an option grant for an additional 50,000 shares (vesting over four years) in the event (a) the Company’s net revenue meets a revenue target for 2007, (b) the Company has a positive net income for 2007, and (c) the Company does not have any restatements of its financial statements during 2007 and for any periods during 2007 or the year 2007 on or prior to the completion of the audit of the 2007 financial statements. Mr. Allison also received full health and dental insurance coverage through the Company.

Effective September 16, 2008, the Company modified the compensation arrangements with Mr. Allison to the following:  A base salary of $12,500 per month, before taxes, and a bonus payable in 2008 in the form of an option grant for an additional 5,000 shares in the event one of the Company’s 10-K and 10-Q Reports is filed on or before the due date and without extension.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)           REFUND CLAIM AND SETTLEMENT.

The Company received and has settled a refund claim by Anthem Blue Cross Blue Shield which originally concerned payments previously made by Anthem for certain medical devices (the “devices”) rented or sold to insureds of Anthem by the Company through July 31, 2008.  In the settlement, the Company agreed to pay Anthem a total of $679,930 over 12 months and waive rights to payments of outstanding billings for the devices provided to Anthem’s insureds subsequent to September 1, 2007 through September 30, 2008.  Accounts receivable for these billings were $329,664, net of contractual allowances, as of June 30, 2008.  Under the settlement, the Company made an initial payment of $17,770 and is to make a monthly payment of $55,180 on the first day of each month commencing December 1, 2008 (which was paid) and ending November 1, 2009.  The Company has made the required payments through February 2009. The remaining liability of $606,981 is recorded in other accrued liabilities on the Company’s consolidated balance sheet as of December 31, 2008. The Company may request that patients voluntarily return devices which were the subject of the settlement, but the Company is not doing so if the return of the equipment would interfere with the treatment of the patient.

The Company recognized no revenue in the third or fourth quarter of 2008 relating to the devices rented or sold to insureds of Anthem.

The Company wrote off the accounts receivable ($329,664) from Anthem against the allowance for provider discounts for the devices; these receivables were unpaid and arose prior to July 1, 2008. The Company also charged the amount to be repaid to Anthem ($679,930) against the allowance for provider discounts. The Company records its normal provision for provider discounts as direct reductions of rental and sales revenue (see Note 2).
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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  RESTATED 2008 QUARTERLY FINANCIAL INFORMATION

In connection with preparing the December 31, 2008 consolidated financial statements, management determined that the Company’s unaudited financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, included in its Quarterly Reports on Form 10-Q for those quarters, should be revised to reflect adjustments to Zynex’s allowance for provider discounts, accounts receivable and net revenue for such periods.

These quarterly restatements were determined after an evaluation of adjustments identified in connection with the 2008 year-end closing and the audit of the 2008 financial statements. The Company has restated its unaudited financial statements for the first three quarters of 2008 in this Annual Report of Form 10-K.

The adjustments identified in connection with the year-end closing and 2008 year-end audit result in a decrease in net accounts receivable and related net revenues of approximately $5.1 million as of and for the year ended December 31, 2008.  Approximately $636,000 of these adjustments relates to the fourth quarter of 2008.  These adjustments are based on a re-evaluation of the estimated allowance for provider discounts that management believes should have been utilized in 2008.  The change in the provider discount rates is based on management’s analysis of business conditions, recent rates of collection and additional methodologies that the Company applied in estimating these rates at year end, which management believes are more accurate than previously applied rates during the quarterly periods in 2008.

(14)  SUBSEQUENT EVENTS

A lawsuit was filed against the Company, its President and Chief Executive Officer and its Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.).  On April 9 and April 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits allege substantially the same matters. The lawsuits refer to the April 1, 2009 announcement of the Company that it will restate its unaudited financial statements for the first three quarters of 2008.  The lawsuits purport to be a class action on behalf of purchasers of the Company securities between May 21, 2008 and March 31, 2009.  The lawsuits allege, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008.  The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.  The Company believes that the allegations are without merit and will vigorously defend itself in the lawsuit.  The Company has notified its directors and officers liability insurer of the claim. At this time, the Company is not able to determine the likely outcome of the legal matters described above, nor can it estimate its potential financial exposure. Litigation is subject to inherent uncertainties, and if an unfavorable resolution of any of these matters occurs, the Company’s business, results of operations, and financial condition could be adversely affected.