Form 10-Q
period 2009-03-31
ZYNEX INC
filed 2009-05-15
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

Commission file number 33-26787-D

Zynex, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8022 SOUTHPARK CIRCLE, STE 100 LITTLETON, COLORADO	80120
(Address of principal executive offices)	(Zip Code)

(303) 703-4906
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of May 4, 2009
Common Stock, par value $0.001	29,971,041

ZYNEX, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ZYNEX, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Accounts receivable, net	$6,621,209	$5,614,996
Inventory	2,127,585	2,209,600
Prepaid expenses	63,900	73,324
Deferred tax asset	648,000	648,000
Other current assets	65,838	70,032

Total current assets	9,526,532	8,615,952

Property and equipment, net	2,324,780	2,096,394
Deposits and deferred financing fees, net	67,308	71,650

	$11,918,620	$10,783,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$26,434	$112,825
Current portion of notes payable and other obligations	1,314,026	1,818,059
Loans from stockholder	14,585	24,854
Accounts payable	1,562,637	1,037,205
Income taxes payable	1,139,000	670,000
Accrued payroll and payroll taxes	335,866	292,562
Other accrued liabilities	1,320,721	1,511,126

Total current liabilities	5,713,269	5,466,631

Derivative liability	307,865	-
Notes payable and other obligations, less current portion	107,435	115,287
Deferred tax liability	440,000	428,000

Total liabilities	6,568,569	6,009,918

Stockholders' Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
29,971,041 (2009) and 29,871,041 (2008) shares issued and outstanding	29,971	29,871
Paid-in capital	3,652,680	3,676,621
Retained earnings	1,667,400	1,067,586

Total stockholders' equity	5,350,051	4,774,078

	$11,918,620	$10,783,996

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	March 31,
	2009	2008
Net revenue:
Rental	$2,649,870	$1,792,263
Sales	1,582,464	796,457
	4,232,334	2,588,720

Cost of revenue:
Rental	234,637	103,019
Sales	248,024	353,695
	482,661	456,714

Gross profit	3,749,673	2,132,006

Selling, general and administrative expense	2,413,805	1,556,267

Income from operations	1,335,868	575,739

Other income (expense):
Interest income	1,061	861
Interest expense	(34,261)	(15,917)
Other expense	(1,074)	-
Gain on value of derivative liability	130,198	-

	1,431,792	560,683

Income tax expense	481,000	330,000

Net income	$950,792	$230,683

Net income per share:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Weighted average number of common
shares outstanding:
Basic	29,907,708	27,717,457

Diluted	30,489,129	29,332,966

See accompanying notes to financial statements

ZYNEX, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Number	Common	Paid in	Retained	Total
	of Shares	Stock	Capital	Earnings

December 31, 2008	29,871,041	$29,871	$3,676,621	$1,067,586	$4,774,078

Cumulative effect of change
in accounting principle -
January 1, 2009
reclassification of equity-
linked financial instrument
to derivative liability	-	-	(87,085)	(350,978)	(438,063)

Issuance of common stock
for option exercise	100,000	100	31,900	-	32,000

Employee stock option expense	-	-	31,244	-	31,244

Net income, three months ended March 31, 2009	-	-	-	950,792	950,792

March 31, 2009	29,971,041	$29,971	$3,652,680	$1,667,400	$5,350,051

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$950,792	$230,683
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation expense	154,124	71,643
Provision for provider discounts	11,708,313	4,426,953
Provision for losses in accounts receivable (uncollectibility)	722,302	317,812
Amortization of deferred consulting and financing fees	4,342	5,525
Gain on value of derivative liability	(130,198)	-
Provision for obsolete inventory	90,000	12,000
Employee stock based compensation expense	31,244	9,892
Deferred tax (benefit)	12,000	(55,000)
Changes in operating assets and liabilities:
Accounts receivable	(13,436,828)	(5,201,222)
Inventory	(7,985)	(199,345)
Prepaid expenses	9,424	12,741
Other current assets	4,194	(5,076)
Accounts payable	525,432	51,914
Accrued liabilities	(147,101)	207,490
Income taxes payable	469,000	35,000

Net cash provided by (used in) operating activities	959,055	(78,990)

Cash flows from investing activities:
Purchases of equipment	(382,510)	(146,202)

Net cash used in investing activities	(382,510)	(146,202)

Cash flows from financing activities:
Decrease in bank overdraft	(86,391)	(89,347)
Payments on notes payable and capital leases	(511,885)	(246,478)
Repayments of loans from stockholder	(10,269)	(13,178)
Issuance of common stock	32,000	619,482

Net cash (used in) provided by financing activities	(576,545)	270,479

Net increase in cash and cash equivalents and cash
and cash equivalents at end of period	$-	$45,287

Supplemental cash flow information:
Interest paid	$31,051	$5,991
Income taxes paid		$350,000

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

(1)         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Zynex, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Amounts as of December 31, 2008 are derived from those audited consolidated financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

As discussed and as presented in the Form 10-K for the year ended December 31, 2008, the unaudited interim financial statements as of and for the quarter ended March 31, 2008 were restated.

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its wholly-owned subsidiary, Zynex Medical, Inc. for all of the periods presented. All  intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company is operating with emphasis on cash flow and remaining compliant with covenants related to the line of credit. Management believes that its cash flow projections for 2009 are achievable and, based on billings and collections in the first quarter of 2009, that sufficient cash will be generated to meet the loan covenants and the Company’s financial obligations. Management believes that the continued achievement of its plans will enable the Company to continue as a going concern.  The Company has developed a new model for analyzing the collectability of accounts receivable. Management believes these changes enhanced the Company’s ability to monitor collections of accounts receivable, and project cash flow more effectively. In addition, the Company has instituted various cost reductions. Management believes that, as indicated above, it has the ability to remain compliant with the terms of the line of credit, and if the Company were to be in violation of its covenants in the future, it would, as it has successfully done in the past, seek to obtain amendments to the debt or waivers of the covenants so that the Company would no longer be in violation.

(2)           SIGNIFICANT ACCOUNTING POLICIES

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

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

REVENUE RECOGNITION - ALLOWANCES FOR PROVIDER DISCOUNTS AND UNCOLLECTIBILE ACCOUNTS RECEIVABLE

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

A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third-party payors. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by third-party providers and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third-party payors that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. The Company sets the amount of the allowance, and adjusts the allowance at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third-party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which they provide for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including turnover in personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter. Such allowances have increased as third-party payors have delayed payments and restricted amounts to be reimbursed for products provided by the Company.

Due to the nature of the industry and the reimbursement environment in which the Company operates, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as a reduction to revenue in the period known.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

In addition to the allowance for provider discounts, the Company provides an allowance for uncollectible accounts receivable. These uncollectible accounts receivable are a result of non-payment from patients who have been direct billed for co-payments or deductibles; lack of appropriate insurance coverage; and disallowances of charges by third-party payors. The reserve is based on historical trends, current relationships with payors, and internal process improvements. If there were a change to a material insurance provider contract or policies or application of them by a provider, a decline in the economic condition of providers, or a significant turnover of Company personnel, the current amount of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase of these levels in the future.

At March 31, 2009 and December 31, 2008, the allowance for provider discounts and uncollectible accounts receivable are as follows:

	March 31, 2009	December 31, 2008

Allowance for provider discounts	$18,908,220	$12,544,123
Allowance for uncollectible accounts receivable	1,156,500	1,203,000

	$20,064,720	$13,747,123

Changes in the allowance for provider discounts and uncollectible accounts receivable for the three months ended March 31, 2009 and 2008 are as follows:
	2009	2008

Balances, beginning of year	$13,747,123	$5,901,724
Additions debited to net sales and rental revenue	12,430,615	4,744,765
Write-offs credited to accounts receivable	(6,133,018)	(1,461,077)

	$20,064,720	$9,185,412

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

 On January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  Upon the adoption of EITF 07-05, the Company reclassified certain warrants that were previously classified equity to a derivative liability (Note 8).

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Staff Position FAS 157-2 on January 1, 2009.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Because all of the Company’s subsidiaries are wholly-owned by the Company, there are no noncontrolling interests, and as a result, the adoption of this standard had no effect on the Company’s consolidated financial statements.

INVENTORY

Inventory is recorded at the lower of cost (average) or market. Inventory consists of finished goods, consumable supplies and parts, some of which are held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At March 31, 2009, the Company had an allowance for obsolete and damaged inventory of approximately $420,000, and an allowance of approximately $330,000 at December 31, 2008.

PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008	Useful lives

Office furniture and equipment	$329,389	$329,389	3-7 years
Rental inventory	2,848,922	2,466,412	5 years
Vehicles	59,833	59,833	5 years
Leasehold Improvements	8,500	8,500	5 years
Assembly equipment	10,690	10,690	7 years
	3,257,334	2,874,824
Less accumulated depreciation	(932,554)	(778,430)
	$2,324,780	$2,096,394

(3)           EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the if-converted and treasury-stock methods.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

The calculation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008, is as follows:

	Three months ended
	2009	2008

BASIC

Net income applicable to common stockholders	$950,792	$230,683

Weighted average shares outstanding, basic	29,907,708	27,717,457

Net income per share, basic	$0.03	$0.01

DILUTED

Net income applicable to common stockholders	$950,792	$230,683

Weighted average shares outstanding, basic	29,907,708	27,717,457

Dilutive securities	581,421	1,615,509

Weighted average shares outstanding, diluted	30,489,129	29,332,966

Net income per share, diluted	$0.03	$0.01

(4)         STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the three months ended March 31, 2009 and 2008, the Company recorded compensation expense related to stock options of $31,244 and $9,892, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company did not grant stock options during the three months ended March 31, 2009. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2008:

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

Expected term	6.25 years
Volatility	117. 7%
Risk-free interest rate	3.90%
Dividend yield	0%

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

A summary of stock option activity under the Option Plan for the three months ended March 31, 2009 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2009	732,500	$1.17

Granted	--	$--
Exercised	--	$--
Forfeited	(19,500)	$1.40
Outstanding at March 31, 2009	713,000	$1.16	6.5 Years	$221,765

Exercisable at March 31, 2009	231,750	$0.59	5.0 Years	$114,950

A summary of status of the Company’s non-vested shares as of and for the three months ended March 31, 2009 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Non-vested at January 1, 2009	553,000	$1.00

Granted	--	$--
Vested	(52,750)	$0.74
Forfeited	(19,000)	$1.23
Non-vested at March 31, 2009	481,250	$1.02

As of March 31, 2009, the Company had $336,739 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

(5)         LOANS FROM STOCKHOLDER

At January 1, 2009, the Company had total notes payable to the Company’s President and Chief Executive Officer of $24,854, of which the Company paid $10,269 during the quarter ended March 31, 2009. Interest expense on these notes was $447 and $2,771 for the quarters ended March 31, 2009 and 2008, respectively.

(6)           INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company has requested and received approval to pay taxes due from 2007 over a six month period commencing in May of 2009.

(7)          NOTES PAYABLE

Marquette Loan

The Company has a loan agreement with Marquette Healthcare Finance (“the Lender”) that provides Zynex with a revolving credit facility of up to $3,000,000 (the “Loan”). As of March 31, 2009, the balance on the facility was $1,279,562. As of March 31, 2009, maximum borrowings available were $1,741,316.

On April 30, 2009, the Company entered into an amendment to the Loan and Security Agreement with Marquette Healthcare Finance, which covers matters stated in a prior letter agreement of April 7, 2009.  In the amendment, Marquette waived Zynex’s violation of an EBITDA covenant and debt service coverage ratio covenant as of December 31, 2008 and violation of an EBITDA covenant as of March 31, 2009. Marquette did not apply any default fee or default interest rate.  Marquette also waived any breach of a representation, warranty or covenant concerning the accuracy of unaudited financial statements for the first three quarters of 2008, which were restated.  Marquette reserved the right to declare an event of default and any other claim with respect to the restated financial statements for these quarterly periods and any fraud or intentional  misrepresentation in connection with the original financial statements for these quarterly periods.  Marquette revised the minimum EBITDA covenant (on a trailing 12-month basis) as of the end of each quarterly reporting period to be as follows:

June 30, 2009	$1,436,000
September 30, 2009	$3,252,000
December 31, 2009	$4,111,000
Thereafter:	To be determined in Lender’s sole discretion

The amendment increased the margin to 3.25% and increased the collateral monitoring fee to $1,750 per month. The interest rate for the line of credit is the margin plus the higher of (i) a floating prime rate; or (ii) the floating LIBOR rate plus 2%.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

The Company may borrow, repay and reborrow under the Loan.  The amount available for advances under the Loan cannot exceed the lesser of the Borrowing Base, which is in general a percentage of eligible accounts receivable less a reserve and subject to a ceiling of eight trailing weeks collections, or the Facility Limit determined from time to time by the Lender.  The Facility Limit is initially $3,000,000.  At December 31, 2008, the Loan bore interest at a rate equal to the higher of (a) a floating prime rate plus 2.5% or (b) 4.5% (5.75% at December 31, 2008).  See above for the interest rate as amended in April, 2009.  At March 31, 2009 the loan bore interest at a rate of 5.75%. Interest is payable monthly.  The Loan is secured by a first security interest in all of the Company’s assets, including accounts, contract rights, inventory, equipment and fixtures, general intangibles, intellectual property, shares of Zynex Medical, Inc. owned by the Company, and other assets.  The Loan terminates, and must be paid in full, on September 23, 2011.

Fees under the Loan Agreement include an unused line fee of 0.5% per annum payable monthly on the difference between the average daily balance and the total Facility Limit.  If the Company terminates the Loan Agreement prior to the termination date, there is a termination fee of 3% of the Facility Limit prior to the first anniversary of the Closing Date, 2% of the Facility Limit at any time between the first and second annual anniversary of the Closing Date and 1% at any time from the second anniversary of the Closing Date to the final termination date of the Loan.  The Company also pays a collateral monitoring fee which was $1,500 per month through March 31, 2009 and was amended in April 2009 to be $1,750 per month, payable monthly in arrears on the first day of each month.

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

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

Validity Guaranty

As required by the Loan Agreement, Mr. Sandgaard has entered into a Validity Guaranty with the Lender.  Under the Validity Guaranty, Mr. Sandgaard is liable to the Lender for any loss or liability suffered by the Lender arising from any fraudulent or criminal activities of the Company or its executive officers with respect to the transactions contemplated under the Loan Documents or any fraudulent or criminal activities arising from the operation of the business of the Company, which activities are known to Mr. Sandgaard.  Mr. Sandgaard also warrants the accuracy of financial statements, the accuracy of the representations and warranties made by the Company under the Loan Agreement, and certain other matters.  He agrees to notify the Lender of a breach of any representation, warranty or covenant made by the Company.  Mr. Sandgaard’s liability under the Validity Guaranty is not to exceed the amount of the obligations owed by the Company to the Lender.  The Validity Guaranty terminates at such time that Mr. Sandgaard ceases to be the Chief Executive Officer of the Company.

Subordination Agreement

The Company is party to a Subordination Agreement with Mr. Sandgaard and the Lender, pursuant to which all indebtedness of the Company owed to Mr. Sandgaard is subordinated in right of payment to all indebtedness of the Company owed to the Lender.  As part of this Agreement, Mr. Sandgaard will not demand or receive payment from the Company or exercise any remedies regarding the Subordinated Debt so long as the Senior Date remains outstanding, except that Mr. Sandgaard may receive regularly scheduled payments of principal and interest on existing promissory notes, including demand payments on the demand promissory note, so long as there is no default or Event of Default under any of the Loan Documents.  Mr. Sandgaard also subordinated any security interest held by him in the Company’s assets to the security interest of the Lender.

(8)           DERIVATIVE WARRANT LIABILITY

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 effective January 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of EITF 07-5 as required by the EITF. The result was a decrease in paid in capital as of January 1, 2009, of $87,085, a decrease in retained earnings of $350,978, and the recognition of a liability of $438,063. The liability was then adjusted to fair value as of March 31, 2009, resulting in a decrease in the liability and an increase in other income of $130,198 for the quarter ended March 31, 2009.

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	March 31, 2009	January 1, 2009
Expected term	2.5 years	2.75 years
Volatility	114.3%	115.7%
Risk-free interest rate	2.3%	1.9%
Dividend yield	0%	0%

FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value as of March 31, 2009, are as follows:

Other liabilities
	Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative Warrant Liability	$307,865	$--	$307,865	$--

The fair value framework requires a categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2009 and December 31, 2008, other than the fair value of warrants, none of our assets or liabilities were being reported at fair value.

(9)           STOCKHOLDERS' EQUITY, COMMON STOCK AND WARRANTS

In February 2009, the Company received a notice of exercise related to options for 100,000 shares of common stock; 100,000 shares of common stock were issued for a cash payment of $32,000.

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

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

 (10)           LITIGATION

A lawsuit was filed against the Company, its President and Chief Executive Officer and its Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.).  On April 9 and April 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits allege substantially the same matters. The lawsuits refer to the April 1, 2009 announcement of the Company that it would restate its unaudited financial statements for the first three quarters of 2008.  The lawsuits purport to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and March 31, 2009.  The lawsuits allege, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008.  The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.  The Company believes that the allegations are without merit and will vigorously defend itself in the lawsuit.  The Company has notified its directors and officers liability insurer of the claim. At this time, the Company is not able to determine the likely outcome of the legal matters described above, nor can it estimate its potential financial exposure. Litigation is subject to inherent uncertainties, and if an unfavorable resolution of any of these matters occurs, the Company’s business, results of operations, and financial condition could be adversely affected.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

As discussed and presented in the Form 10-K for the year ended December 31, 2008, we restated the unaudited interim financial statements as of and for the quarter ended March 31, 2008.

Results of Operations

Net Revenue.  Net revenue is comprised of net rental and sales of products and consumable supplies revenue. Net revenue for the three months ended March 31, 2009 was $4,232,334, an increase of $1,643,614 or 64% compared to $2,588,720 for the three months ended March 31, 2008 as previously restated. The increase in net revenue for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 was due primarily to a greater number of products in use during the period ended March 31, 2009. Products in use create monthly rental revenue and sales of consumable supplies for those products. The increase in the number of products in use resulted from increased prescriptions (orders) in the current as well as prior periods. The increased orders resulted from the expansion of the experienced sales force in 2008 and 2007 and greater awareness of the Company's products by end users and physicians.

Net revenue by quarter was as follows.

	2009	2008

First quarter	$4,232,334	$2,588,720
Second quarter	-	3,040,460
Third quarter	-	2,395,918
Fourth quarter	-	3,738,460

Total net revenue	$4,232,334	$11,763,558

Our revenue is reported net, after deductions for uncollectable accounts and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us.  The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients and other factors which may affect collectability.  See “Revenue Recognition,  Allowances for Provider Discounts and uncollectibile accounts receivable” in Note 2 to the Condensed Consolidated Financial Statements in this Report.

Net Product Rental Revenue.  Net product rental revenue for the three months ended March 31, 2009 was $2,649,870, an increase of $857,607 or 48% compared to $1,792,263 for the three months ended March 31, 2008. The increase in net product rental revenue for the three months ended March 31, 2009 was due primarily to a greater number of products in use during the period ended March 31, 2009. Reasons for greater number of products in use are indicated in “Net Revenue” above.

Net product rental revenue for the three months ended March 31, 2009 made up 63% of net revenue compared to 69% for the three months ended March 31, 2008. The decrease in the percentage of total net revenue from product rental revenue during the first three months of 2009 was due primarily to increased orders for sales of products compared to orders for rentals of products.

Our products may be rented on a monthly basis or purchased. Renters are primarily patients and third-party insurance payors pay on their behalf. If the patient is covered by health insurance, the third-party payer typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges.

Net Sales Revenue. Net sales revenue for the three months ended March 31, 2009 was $1,582,464, an increase of $786,006 or 99% compared to $796,457 for the three months ended March 31, 2008. Net sales of products (not including consumable supplies) was $426,744, an increase of $357,028 or 51.2% compared to $69,715 for the three months ended March 31, 2008. The increase in net sales revenue for such products for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 was due primarily to increased orders for sales of products. Other reasons for the increase in net sales revenue for such products are indicated in “Net Revenue” above.

Net sales revenue includes sales of consumable supplies of approximately $1,155,000 for the three months ended March 31, 2009, an increase of $428,978 or 59% compared to $726,742 for the three months ended March 31, 2008.  The increase in net supplies sales revenue for the three months ended March 31, 2009 was due primarily to a greater number of products in use during the period ended March 31, 2009 generating sales of consumable supplies to users of the Company’s products.  Reasons for the greater number of products in use are indicated in “Net Revenue” above. The majority of this revenue is derived from surface electrodes sent to existing patients each month.

Net product sales revenue for the three months ended March 31, 2009 made up 37% of net revenue compared to 31% for the three months ended March 31, 2008. The increase in the percentage of total net revenue during the first three months of 2009 was due primarily to increased orders for sales of products in the current period compared to orders for sales of products in the prior period.

Our products may be purchased. Purchasers are primarily patients and healthcare providers; there are also purchases by dealers. If the patient is covered by health insurance, the third-party payer typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use.

Gross Profit. Gross profit for the three months ended March 31, 2009, was $3,749,673 or 89% of net revenue.  For the three months ended March 31, 2009, this represents an increase of $1,617,667 or 76% compared to $2,132,006 or 82% of net revenue for the three months ended March 31, 2008. The increase in gross profit for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is primarily because net revenue increased. The increase in gross profit percentage for the three months ended March 31, 2009 as compared with the same period in 2008 is primarily from costs in the three months ended March 31, 2008 related to inventory cost variances which did not occur in 2009. There were also additional costs in the same period related to the implementation of a new contract manufacturer for our products which also were not repeated in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2009 was $2,413,805, an increase of $857,538 or 55% compared to $1,556,267 for the three months ended March 31, 2008.  Selling expenses increased primarily due to increases in sales representative commissions. Commissions are earned by sales representatives on orders received during the period. General and administrative expenses increased primarily due to increased payroll and benefits. Selling, general and administrative expenses increased 55% while net revenue increased 64%; this is due in large part to the recurring revenue from net product rentals where the commission expense was recorded in a prior period.

Interest and Other Income (Expense).  Interest and other income (expense) is comprised of interest income, interest expense, other income (expense) and gain on the value of a derivative liability.

Interest income for the three months ended March 31, 2009 was $1,061, compared to  $861 for the same period in 2008.

Interest expense for the three months ended March 31, 2009 was $34,261 compared to $15,917 for the same period in 2008. The increase in interest expense resulted primarily from the Company's  borrowing under the line of credit established in September 2008.

Other income or expense for the three months ended March 31, 2009 was $1,074 compared to $0 for the same period in 2008. The expense in 2009 was a loss on foreign exchange.

The gain on value of a derivative liability of $130,198 for the three months ended March 31, 2009 reflects a reduction in the market value of certain outstanding warrants. See “Derivative Warrant Liability” in Note 8 to the Condensed Consolidated Financial Statements in this Report.

Income Tax Expense.  We reported income tax expense in the amount of $481,000 for the three months ended March 31, 2009 compared to $330,000 of expense for the same period in 2008.  This is primarily due to our having higher income before taxes of $1,431,792 for the three months ended March 31, 2009 compared to income before taxes of $560,683 for the same period in 2008. The three months ended March 31, 2008 showed an effective tax rate (approximately 59%) which is higher than the statutory tax rate. This was due to permanent differences which were significant to the income before taxes for the year ended December 31, 2008. The Company has unpaid taxes from 2007 and has received approval for a payment plan to pay this liability over a six month period beginning May, 2009. See “Limited Liquidity” below.

Liquidity and Capital Resources.

The Company’s financial statements for the three-month period ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2008 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

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

Line of Credit

Please see Note 7 of the Condensed Consolidated Financial Statements in this Report for information on a line of credit established with Marquette Healthcare Finance in September 2008.  On April 30, 2009, we entered into an amendment to the Loan and Security Agreement with Marquette Healthcare Finance, which amendment covers matters stated in a prior letter agreement of April 7, 2009.  In the amendment, Marquette waived Zynex’s not meeting the EBITDA and debt service coverage ratio covenants as of December 31, 2008 and not meeting the EBITDA covenant as of March 31, 2009. Marquette did not apply any default fee or default interest rate.  Marquette also waived any breach of representation warranty or covenant concerning the accuracy of the unaudited financial statements for the first three quarters of 2008 which were restated. Marquette reserved the right to declare an event of default and any other claim with respect to the restated financial statements for these quarterly periods and any fraud or misrepresentation in connection with the original financial statements for these quarterly periods. Marquette revised the minimum EBITDA covenant (on a trailing 12 month basis) as of the end of each quarterly period to be as follows:

June 30, 2009:	$1,436,000
September 30, 2009:	$3,242,000
December 31, 2009:	$4,111,000
Thereafter:	To be determined in lender’s sole discretion

The amendment increased the margin to 3.25% and increased the collateral monitoring fee to $1,750 per month. The interest rate for the line of credit is the margin plus the higher of the (i) a floating prime rate; or (ii) the floating LIBOR rate plus 2%.

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

The plans of the Company’s management indicate that, while uncertain, the Company’s projected cash flows from operating activities and borrowing available under the Marquette line of credit will fund our cash requirements for the year ending December 31, 2009.  The availability of the line of credit depends our ongoing compliance with covenants, representations and warranties in the agreement for the line of credit and borrowing base limitations. Although the maximum amount of the line of credit is $3,000,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eight trailing weeks of collections and other limitations and is thus less than the maximum amount.  The balance on the line of credit at March 31, 2009 was $1,279,562. As of March 31, 2009, maximum borrowings available were $1,741,316.

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

As previously stated, the Company must pay approximately $600,000 of federal income taxes owed for 2007.  In May, 2009, the Internal Revenue Service approved the Company's request to pay the taxes in installments of $120,000 each month commencing May 25, 2009.  The installment payments are subject to certain conditions such as payments being received by the due dates and no information showing a significant change in the Company's ability to pay.

Cash provided by operating activities was $959,055 for the three months ended March 31, 2009 compared to $78,990 of cash used in operating activities for the three months ended March 31, 2008. The primary reasons for the increase in cash flow were the increase to accounts payable and accrued income taxes in 2009 compared to 2008.

Cash used in investing activities for the three months ended March 31, 2009 was $382,510 compared to cash used in investing activities of $146,202 for the three months ended March 31, 2008. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of capital equipment.

Cash used in financing activities was $576,545 for the three months ended March 31, 2009 compared with cash provided by financing activities of $270,479 for the three months ended March 31, 2008.  The primary financing uses of cash in 2009 were payments on the line of credit, other notes payable, capital lease obligations and loans from a stockholder. The uses of cash in 2009 were partially offset by proceeds from the sale of common stock upon the exercise of an outstanding option. The primary financing source of cash in 2008 were from proceeds from the sales of common stock partially offset by payments on notes payable including the notes payable to a bank.

Recently issued and adopted accounting pronouncements:

On January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  Upon the adoption of EITF 07-05, the Company reclassified certain warrants that were previously classified equity to a derivative liability (Note 8).

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Staff Position FAS 157-2 on January 1, 2009.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Because all of the Company’s subsidiaries are wholly-owned by the Company, there are no noncontrolling interests, and as a result, the adoption of this standard had no effect on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on April 15, 2009 for the year ended December 31, 2008, for further discussion of our  “Critical Accounting Policies”.

On January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  Upon the adoption of EITF 07-05, the Company reclassified certain warrants that were previously classified equity to a derivative liability. On January 1, 2009, we adopted the following additional critical accounting policy as a result of a newly-adopted accounting standard:

Derivative warrant liability

SFAS 133, as amended, requires all derivatives to be recorded on the balance sheet at fair value.  As a result, beginning January 1, 2009, certain derivative warrant liabilities are now separately valued and accounted for on our balance sheet, with any changes in fair value recorded in earnings.

We utilize the Black-Scholes option-pricing model to estimate fair value.  Key assumptions of the Black-Scholes option-pricing model include the market price of the Company’s stock, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, acceptance of our products by hospitals and clinicians, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the uncertain outcome of pending material litigation and other risks described below and in our 10-K Report for the year ended December 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at that time to provide reasonable assurance that the information required to be disclosed in our reports filed with the Securities and Exchange Commission (“SEC”) under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered the material weakness of the Company discussed in Item 9A(T) of our Annual Report on Form 10-K for the year ended December 31, 2008. Based on this evaluation, management had concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008. Our principal Chief Executive Officer and Chief Financial Officer concluded that the Company had a material weakness in its ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following significant deficiencies:

•	Lack of timely write off of uncollectible accounts that resulted in an overstatement of our accounts receivable and net revenue.

•
A method for calculating the allowance for provider discounts and collectability that was not reactive to rapid changes and was dependent upon write-offs which were not done timely. Application of an allowance for provider discounts and collectability throughout the year that was dependent on annual calculations.

•	Application of inventory pricing that did not reflect additions to purchased items.

Changes in Internal Control Over Financial Reporting

In order to remediate the material weaknesses described above, our management is implementing the following changes to our internal control over financial reporting:

-	We have accelerated the process of writing off uncollectible accounts;
-	We have developed a new model for analyzing the collectability of our accounts receivable and one that can be updated on a timely basis throughout the year;
-	We have updated our inventory pricing to reflect the additions to purchased items.

We expect that if the steps that we implement are effective throughout a period of time, the material weaknesses described above will be remediated. We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A lawsuit was filed against the Company, its President and Chief Executive Officer and its Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.).  On April 9, 2009, a lawsuit was filed by Robert Hanratty in the same court against the same defendants.  On April 10, 2009, a lawsuit was filed by Denise Manandik in the same court against the same defendants.  These lawsuits allege substantially the same matters.  The lawsuits refer to the April 1, 2009 announcement of the Company that it would restate its unaudited financial statements for the first three quarters of 2008.  The lawsuits purport to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and March 31, 2009.  The lawsuits allege, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008.  The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.  The Company believes that the allegations are without merit and will vigorously defend itself in the lawsuits.  The Company has notified its directors and officers liability insurer of the claims.

We are not a party to any other material pending or threatened legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2009, the Company received a notice of exercise related to an option for 100,000 shares of common stock; 100,000 shares of common stock were issued for a cash payment of $32,000. We made no general solicitation and we believe that the issuance of the shares met the standards for purchases under an exemption for a non-public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Please see Note 7 to the Condensed Consolidated Financial Statements in this Report for information regarding events of default under the line of credit with Marquette Healthcare Finance, which information is incorporated herein by reference.

 ITEM 6.   EXHIBITS

(a) Exhibits

10.1	Amendment No. 1 to Loan and Security Agreement effective December 1, 2008, between Marquette Healthcare Finance and the Company.

10.2
Amendment No. 2 to Loan and Security Agreement effective April 8, 2009, between Marquette Healthcare Finance and the Company., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2009.

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

ZYNEX, INC.
Dated May 15, 2009	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated May 15, 2009	/s/ Fritz G. Allison
Fritz G. Allison
Chief Financial Officer