Form 10-Q
period 2009-06-30
ZYNEX INC
filed 2009-08-14
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of August 6, 2009
Common Stock, par value $0.001	30,034,567

ZYNEX, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ZYNEX, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash	$24,553	$-
Accounts receivable, net	6,389,218	5,614,996
Inventory	2,310,591	2,209,600
Prepaid expenses	26,960	73,324
Deferred tax asset	744,000	648,000
Other current assets	58,303	70,032

Total current assets	9,553,625	8,615,952

Property and equipment, net	2,274,403	2,096,394
Deferred financing fees, net	58,623	71,650

	$11,886,651	$10,783,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$-	$112,825
Current portion of notes payable and other obligations	1,861,889	1,818,059
Loans from stockholder	4,813	24,854
Accounts payable	764,136	1,037,205
Income taxes payable	1,036,644	670,000
Accrued payroll and payroll taxes	315,216	292,562
Other accrued liabilities	1,003,692	1,511,126

Total current liabilities	4,986,390	5,466,631

Derivative liability	241,463	-
Notes payable and other obligations, less current portion	99,470	115,287
Deferred tax liability	401,000	428,000

Total liabilities	5,728,323	6,009,918

Stockholders' Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
30,034,567 (2009) and 29,871,041 (2008) shares issued and outstanding	30,035	29,871
Paid-in capital	3,752,271	3,676,621
Retained earnings	2,376,022	1,067,586

Total stockholders' equity	6,158,328	4,774,078

	$11,886,651	$10,783,996

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue:
Rental	$2,599,499	$2,100,705	$5,249,369	$3,892,968
Sales	1,747,089	939,755	3,329,553	1,736,212
	4,346,588	3,040,460	8,578,922	5,629,180

Cost of revenue:
Rental	386,446	113,209	621,083	216,228
Sales	390,198	165,003	638,222	518,698
	776,644	278,212	1,259,305	734,926

Gross profit	3,569,944	2,762,248	7,319,617	4,894,254

Selling, general and administrative expense	2,463,322	2,076,900	4,877,127	3,633,167

Income from operations	1,106,622	685,348	2,442,490	1,261,087

Other income (expense):
Interest income	1,744	210	2,805	1,071
Interest expense	(40,045)	(7,722)	(74,306)	(23,639)
Other income (expense)	(101)	27,201	(1,175)	27,201
Gain on value of derivative liability	66,402	-	196,600	-

	1,134,622	705,037	2,566,414	1,265,720

Income tax expense	426,000	416,000	907,000	746,000

Net income	$708,622	$289,037	$1,659,414	$519,720

Net income per share:
Basic	$0.02	$0.01	$0.06	$0.02

Diluted	$0.02	$0.01	$0.05	$0.02

Weighted average number of common
shares outstanding:
Basic	29,995,364	29,132,219	29,951,778	28,424,838

Diluted	30,340,987	30,277,702	30,390,143	29,976,696

See accompanying notes to financial statements

ZYNEX, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Number	Common	Paid in	Retained	Total
	of Shares	Stock	Capital	Earnings

December 31, 2008	29,871,041	$29,871	$3,676,621	$1,067,586	$4,774,078

Cumulative effect of change
in accounting principle -
January 1, 2009
reclassification of equity-
linked financial instrument
to derivative liability	-	-	(87,085)	(350,978)	(438,063)

Issuance of common stock
for option exercise	100,000	100	31,900	-	32,000
for option exercise from 2005 plan	9,500	10	2,846	-	2,856
for consulting services	54,026	54	62,896	-	62,950

Employee stock option expense	-	-	65,093	-	65,093

Net income, six months ended June 30, 2009	-	-	-	1,659,414	1,659,414

June 30, 2009	30,034,567	$30,035	$3,752,271	$2,376,022	$6,158,328

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,659,414	$519,720
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation expense	315,698	159,655
Provision for provider discounts	25,766,923	11,049,195
Provision for losses in accounts receivable (uncollectibility)	1,556,912	755,908
Amortization of deferred consulting and financing fees	13,027	5,525
Gain on value of derivative liability	(196,600)	-
Issuance of stock for consulting services	62,950	7,400
Provision for obsolete inventory	105,000	24,000
Gain on disposal of equipment	-	(27,201)
Employee stock based compensation expense	65,093	35,078
Deferred tax benefit	(123,000)	(195,000)
Changes in operating assets and liabilities:
Accounts receivable	(28,098,057)	(12,120,634)
Inventory	(205,991)	(568,758)
Prepaid expenses	46,364	(33,394)
Other current assets	11,729	(9,885)
Accounts payable	(273,069)	147,923
Accrued liabilities	(484,780)	240,365
Income taxes payable	366,644	441,000

Net cash provided by operating activities	588,257	430,897

Cash flows from investing activities:
Proceeds from disposal of equipment	-	47,000
Purchases of equipment	(493,707)	(546,597)

Net cash used in investing activities	(493,707)	(499,597)

Cash flows from financing activities:
Decrease in bank overdraft	(112,825)	(89,347)
Net borrowings from line of credit	48,617	-
Payments on notes payable and capital leases	(20,604)	(247,733)
Repayments of loans from stockholder	(20,041)	(28,953)
Issuance of common stock	34,856	624,353

Net cash (used in) provided by financing activities	(69,997)	258,320

Net increase in cash and cash
at end of period	$24,553	$189,620

Supplemental cash flow information:
Interest paid	$74,306	$6,566
Income taxes paid (including interest and penalties)	$663,000	$500,000

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

As discussed and as presented in the Form 10-K for the year ended December 31, 2008, the unaudited interim financial statements as of and for the three and six months ended June 30, 2008 were restated.

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

The Company is operating with emphasis on cash flow and remaining compliant with covenants related to the line of credit. Management believes that its cash flow projections for 2009 are achievable and, based on billings and collections in the first half of 2009, that sufficient cash will be generated to meet the loan covenants and the Company’s financial obligations and management believes that the continued achievement of its plans will enable the Company to continue as a going concern. The Company has developed a new model for analyzing the collectability of accounts receivable. Management believes these changes have enhanced the Company’s ability to monitor collections of accounts receivable, and project cash flow more effectively. In addition, the Company has instituted various cost reductions. Management believes that, as indicated above, it has the ability to remain compliant with the terms of the line of credit. Our lender informed us in July 2009 that it has eliminated its specific healthcare lending group and transferred our account to a new loan officer. If the Company were to be in violation of its covenants in the future, it would, as it has successfully done in the past, seek to obtain amendments to the debt or waivers of the covenants so that the Company would no longer be in violation.

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

REVENUE RECOGNITION - ALLOWANCES FOR PROVIDER DISCOUNTS AND UNCOLLECTIBLE ACCOUNTS RECEIVABLE

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been dispensed to the patient and the patient’s having insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and dispensed to the patient and the patient’s having insurance has been verified or for certain matters, preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Products on rental contracts are placed in property and equipment and depreciated over their estimated useful life. All revenue is recognized at amounts estimated to be paid by customers or third party providers using the Company’s established rates, net of estimated provider discounts. The Company recognizes revenue from distributors when it ships its products fulfilling an order and title has transferred.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third party payors. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by third party providers and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third party payors that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. The Company sets the amount of the allowance, and adjusts the allowance at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which they provide for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.

Due to the nature of the industry and the reimbursement environment in which the Company operates, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on results of operations and cash flows.

Any differences between estimated settlements and final determinations are reflected as a reduction to revenue in the period known.

In addition to the allowance for provider discounts, the Company provides an allowance for uncollectible accounts receivable. These uncollectible accounts receivable are a result of non-payment from patients who have been direct billed for co-payments or deductibles; lack of appropriate insurance coverage; and disallowances of charges by third party payors. The allowance is based on historical trends, current relationships with payors, and internal process improvements. If there were a change to a material insurance provider contract or policies or application of them by a provider, a decline in the economic condition of providers, or a significant turnover of Company personnel, the current amount of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase of these levels in the future.

At June 30, 2009 and December 31, 2008, the allowance for provider discounts and uncollectible accounts are as follows:

	June 30, 2009	December 31, 2008

Allowance for provider discounts	$24,015,744	$12,908,123
Allowance for uncollectible accounts receivable	1,377,737	839,000

	$25,393,481	$13,747,123

Changes in the allowance for provider discounts and uncollectible accounts receivable for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Balances, beginning	$20,064,720	$9,185,412	$13,747,123	$5,901,724
Additions debited to net sales and rental revenue	14,893,220	7,060,338	27,323,835	11,805,104
Write-offs credited to accounts receivable	(9,564,459)	(1,948,070)	$(15,677,477)	(3,409,148)
	$25,393,481	$14,297,680	$25,393,481	$14,297,680

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  Upon the adoption of EITF 07-05, the Company reclassified certain warrants that were previously classified equity to a derivative liability (Note 7).

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

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Because the Company’s subsidiary is wholly-owned by the Company, there are no noncontrolling interests, and as a result, the adoption of this standard had no effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective beginning with this interim period ending June 30, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial standards is effective for interim or annual periods ending after September 15, 2009. Therefore in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s financial position or results of operations, upon adoption.

RECLASSIFICATIONS

Certain amounts in the 2008 financial statements have been reclassified to conform to the presentation used in 2009.

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

INVENTORY

Inventory is valued at the lower of cost (average) or market. Inventory consists of finished goods, consumable supplies and parts, some of which are held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At June 30, 2009, the Company had an allowance for obsolete and damaged inventory of approximately $435,000 and an allowance of approximately $330,000 at December 31, 2008.

PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008	Useful lives

Office furniture and equipment	$329,388	$329,389	3-7 years
Rental inventory	2,960,120	2,466,412	5 years
Vehicles	59,833	59,833	5 years
Leasehold Improvements	8,500	8,500	5 years
Assembly equipment	10,690	10,690	7 years
	3,368,531	2,874,824
Less accumulated depreciation	(1,094,128)	(778,430)
	$2,274,403	$2,096,394

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

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic:
Net income applicable to common stockholders	$708,622	$289,037	$1,659,414	$519,720
Weighted average shares outstanding - basic	29,995,364	29,132,219	29,951,778	28,424,838
Net income per share - basic	$0.02	$0.01	$0.06	$0.02

Diluted:
Net income applicable to common stockholders	$708,622	$205,837	$1,659,414	$519,720
Less: Gain on value of derivative liability	(66,402)	-	(196,600)	-
Income available to common stockholders - diluted	$642,220	$205,837	$1,462,814	$519,720
Weighted average shares outstanding - basic	29,995,364	29,132,219	29,951,778	28,424,838
Dilutive securities	345,623	1,145,483	438,365	1,551,858
Weighted average shares outstanding - diluted	30,340,987	30,277,702	30,390,143	29,976,696
Net income per share - diluted	$0.02	$0.01	$0.05	$0.02

(4)         STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the three months ended June 30, 2009 and 2008, the Company recorded compensation expense related to stock options of $33,849 and $25,185, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded compensation expense related to stock options of $65,093 and $35,078, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company used the following assumptions to determine the fair value of stock option grants during the six months ended June 30, 2009 and 2008:

	2009	2008
Expected term	6.25 years	6.25 years
Volatility	116.81%	112.66% to 117.67%
Risk-free interest rate	3.39%	3.09% to 3.90%
Dividend yield	0%	0%

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

A summary of stock option activity under the Option Plan for the six months ended June 30, 2009 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2009	732,500	$1.17

Granted	465,000	$1.00
Exercised	(9,500)	$0.30
Forfeited	(41,500)	$1.15
Outstanding at June 30, 2009	1,146,500	$1.11	6.8 Years	$148,630

Exercisable at June 30, 2009	281,500	$1.16	4.7 Years	$90,624

A summary of status of the Company’s non-vested shares as of and for the six months ended June 30, 2009 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Non-vested at January 1, 2009	553,000	$1.00

Granted	465,000	$0.87
Vested	(113,000)	$0.88
Forfeited	(40,000)	$1.01
Non-vested at June 30, 2009	865,000	$0.95

As of June 30, 2009, the Company had $565,847 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

(5)           INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year. In the quarter ended June 30, 2009 the Company borrowed funds from the line of credit and paid outstanding 2007 income taxes and related interest and penalties.

(6)      NOTES PAYABLE

Marquette Loan

The Company has a loan agreement with Marquette Healthcare Finance (“the Lender”) that provides Zynex with a revolving credit facility of up to $3,000,000 (the “Loan”). As of June 30, 2009, the balance on the facility was $1,829,318. As of June 30, 2009, maximum borrowings available were $2,618,000 (remaining availability of $788,682).

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

TTM EBITDA
June 30, 2009	$1,436,000
September 30, 2009	$3,252,000
December 31, 2009	$4,111,000
Thereafter:	To be determined in Lender’s sole discretion

The amendment increased the margin to 3.25% and increased the collateral monitoring fee to $1,750 per month. The interest rate for the line of credit is the margin plus the higher of (i) a floating prime rate; or (ii) the floating LIBOR rate plus 2%.

The Company may borrow, repay and reborrow under the Loan. The amount available for advances under the Loan cannot exceed the lesser of the Borrowing Base, which is in general a percentage of eligible accounts receivable less a reserve and subject to a ceiling of eight trailing weeks collections, or the Facility Limit determined from time to time by the Lender. The Facility Limit is initially $3,000,000. At December 31, 2008, the Loan bore interest at a rate equal to the higher of (a) a floating prime rate plus 2.5% or (b) 4.5% (5.75% at December 31, 2008).At June 30, 2009 the loan bore interest at a rate of 6.5%. Interest is payable monthly. The Loan is secured by a first security interest in all of the Company’s assets, including accounts, contract rights, inventory, equipment and fixtures, general intangibles, intellectual property, shares of Zynex Medical, Inc. owned by the Company, and other assets. The Loan terminates, and must be paid in full, on September 23, 2011.

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

Subordination Agreement

The Company is a party to a Subordination Agreement with Mr. Sandgaard and the Lender, pursuant to which all indebtedness of the Company owed to Mr. Sandgaard is subordinated in right of payment to all indebtedness of the Company owed to the Lender.  As part of this Agreement, Mr. Sandgaard will not demand or receive payment from the Company or exercise any remedies regarding the Subordinated Debt so long as the Senior Date remains outstanding, except that Mr. Sandgaard may receive regularly scheduled payments of principal and interest on existing promissory notes, including demand payments on the demand promissory note, so long as there is no default or Event of Default under any of the Loan Documents.  Mr. Sandgaard also subordinated any security interest held by him in the Company’s assets to the security interest of the Lender.

(7)     DERIVATIVE WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS
In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 effective January 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of EITF 07-5 as required by the EITF. The result was a decrease in paid in capital as of January 1, 2009, of $87,085, a decrease in retained earnings of $350,978, and the recognition of a liability of $438,063. The liability has been adjusted to fair value as of June 30, 2009, resulting in a decrease in the liability and an increase in other income of $196,600 for the six months ended June 30, 2009.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	June 30, 2009	January 1, 2009
Expected term	2.25 years	2.75 years
Volatility	116.7%	115.7%
Risk-free interest rate	3.2%	1.9%
Dividend yield	0%	0%

FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value as of June 30, 2009, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Warrant Liabilities	$241,463	$--	$241,463	$--

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

(8) STOCKHOLDERS' EQUITY, COMMON STOCK AND WARRANTS

In February 2009, the Company received a notice of exercise related to options for 100,000 shares of common stock; 100,000 shares of common stock were issued for cash of $32,000.

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

(9) LITIGATION

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

(10)   SUBSEQUENT EVENTS

The Company’s management has evaluated events subsequent to June 30, 2009 through August 14, 2009 which is the issuance date of this Report.  There has been no material event noted in this period which would either impact the results reflected in this Report or the Company’s results going forward.

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

As discussed and presented in the Form 10-K for the year ended December 31, 2008, we restated the unaudited interim financial statements as of and for the three and six months ended June 30, 2008.

Results of Operations

Net Revenue.  Net revenue is comprised of net rental and sales of products and consumable supplies revenue. Net revenue for the three and six months ended June 30, 2009 was $4,346,588 and $8,578,922 an increase of $1,306,128 or 43% and $2,949,742 or 52% compared to $3,040,460 and $5,629,180 for the three and six months ended June 30, 2008 as previously restated. The increase in net revenue for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008 was due primarily to a greater number of products in use during the periods ended June 30, 2009. Products in use create monthly rental revenue and sales of consumable supplies for those products. The increase in the number of products in use resulted from increased prescriptions (orders) in the current as well as prior periods. The increased orders resulted from the expansion of the experienced sales force from 2007 through 2009 and greater awareness of the Company's products by end users and physicians.

Net revenue by quarter were as follows:

	2009	2008

First quarter	$4,232,334	$2,588,720
Second quarter	4,346,588	3,040,460
Third quarter	-	2,198,738
Fourth quarter	-	3,935,640

Total net revenue	$8,578,922	$11,763,558

Our revenue is reported net, after deductions for uncollectible accounts receivable and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients and other factors which may affect collectability. See “Revenue Recognition, Allowances for Provider Discounts and uncollectibile accounts receivable” in Note 2 to the Condensed Consolidated Financial Statements in this Report. These deductions, which are reflected in the allowance for provider discounts, have increased as third party payors have delayed payments and restricted amounts to be reimbursed for products provided by the Company. One significant reason is the need to adequately train billing personnel hired as a result of growth in the business.

We are introducing during the third quarter of 2009 a new product for our line of electrotherapy products. The product, called TruWave Plus, is based upon the Company’s existing hardware platform. TruWave Plus is capable of delivering three modalities of stimulation, traditional Transcutaneous Electrical Nerve Stimulation (TENS), inferential and NeuroMusculas Electrical Stimulation (NMES), within the same product. We do not know what reimbursement levels will be allowed by third party payors for sale or rental of this new product and we do not know whether coverage will be denied under any disallowance policies.

Net Product Rental Revenue.  Net product rental revenue for the three and six months ended June 30, 2009 was $2,599,499 and $5,249,369 an increase of $498,794 or 24% and $1,356,401 or 35% compared to $2,100,705 and $3,892,968 for the three and six months ended June 30, 2008 as previously restated. The increase in net product rental revenue for the three and six months June 30, 2009 was due primarily to a greater number of products in use during the periods ended June 30, 2009. Reasons for greater number of products in use are indicated in “Net Revenue” above.

Net product rental revenue for the three and six months ended June 30, 2009 made up 60% and 61% of net revenue compared to 69% and 69% for the three and six months ended June 30, 2008. The decrease in the percentage of total net revenue from product rental revenue during the first three months of 2009 was due primarily to increased orders for sales of products compared to orders for rentals of products and increased sales of consumable products. The increase in net supplies sales revenue for the three and six months ended June 30, 2009 was due primarily to a greater number of products in use during the periods ended June 30, 2009 generating sales of consumable supplies to users of the Company’s products

Our products may be rented on a monthly basis or purchased. Renters are primarily patients and third party insurance payors that pay on their behalf. If the patient is covered by health insurance, the third party payer typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges.

Net Sales Revenue. Net sales revenue for the three and six months ended June 30, 2009 was $1,747,089 and $3,329,553 an increase of $807,334 or 86% and $1,593,341 or 92% compared to $939,755 and $1,736,212 for the three and six months ended June 30, 2008 as previously restated. Net sales of products (not including consumable supplies) revenue for the three and six months ended June 30, 2009 was $381,816 and $808,560 an increase of $228,106 or 148% and $585,135 or 262% compared to $153,710 and $223,425 for the three and six months ended June 30, 2008. The increase in net sales revenue for such products for the three and six months ended June 30, 2009, compared to the three and six months ended March 31, 2008 was due primarily to increased orders for sales of products for the reasons indicated in “Net Revenue” above.

Net sales revenue includes sales of consumable supplies for the three and six months ended June 30, 2009 was $1,365,273 and $2,520,993 an increase of $579,227 or 74% and $1,008,205 or 67% compared to $786,046 and $1,512,788 for the three and six months ended June 30, 2008 as previously restated. The increase in net supplies sales revenue for the three and six months ended June 30, 2009 was due primarily to a greater number of products in use during the periods ended June 30, 2009 generating sales of consumable supplies to users of the Company’s products. Reasons for the greater number of products in use are indicated in “Net Revenue” above. The majority of this revenue is derived from surface electrodes sent to existing patients each month.

Net product sales revenue for the three and six months ended June 30, 2009 made up 40% and 39% of net revenue compared to 31% and 31% for the three and six months ended June 30, 2008. The increase in the percentage of total net revenue during the first six months of 2009 was due primarily to a greater number of products in use during the periods ended June 30, 2009 generating sales of consumable supplies to users of the Company’s products.

Our products may be purchased. Purchasers are primarily patients and healthcare providers; there are also purchases by dealers. If the patient is covered by health insurance, the third party payer typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use.

Gross Profit. Gross profit for the three and six months ended June 30, 2009, was $3,569,944 and $7,319,617 or 82% and 85% of net rental and sales revenue.

For the three months ended June 30, 2009, this represents an increase of $807,696 or 29% compared to $2,762,248 or 91% of net rental and sales revenue for the three months ended June 30, 2008. The increase in gross profit for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is primarily because net revenue increased. The decrease in gross profit percentage for the three months ended June 30, 2009 as compared with the same period in 2008 is primarily from increases in the estimate for insurance company reimbursement deductions which increased the allowance for provider discounts and reduced revenue.

For the six months ended June 30, 2009, this represents an increase of $2,425,363 or 50% compared to $4,894,254 or 87% of net rental and sales revenue for the six months ended June 30, 2008. The increase in gross profit for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is primarily because net revenue increased. The decrease in gross profit percentage for the six months ended June 30, 2009 as compared with the same period in 2008 is primarily from increases in the estimate for insurance company reimbursement deductions which increased the allowance for provider discounts and reduced revenue

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three and six months ended June 30, 2009 was $2,463,322 and $4,877,127 an increase of $386,422 or 19% and $1,243,960 or 34% compared to $2,076,900 and $3,633,167 for the three and six months ended June 30, 2008 as previously restated.  Selling expenses increased primarily due to increases in sales representative commissions. Commissions are earned by sales representatives on orders received during the period. General and administrative expenses increased primarily due to increased payroll and benefits. Selling, general and administrative expenses increased 34% while net revenue increased 52% during the six months ended June 30, 2009; this difference is due in large part to the recurring revenue from net product rentals and reoccurring sales of consumable supplies where the commission expense was recorded in a prior period.

Other Income (Expense).  Interest and other income (expense) is comprised of interest income, interest expense, other income (expense) and gain on the value of a derivative liability.

Interest income for the three and six months ended June 30, 2009 was $1,744 and $2,805, compared to $210 and $1,071 for the same periods in 2008.

Interest expense for the three and six months ended June 30, 2009 was $40,045 and $74,306, compared to $7,722 and $23,639 for the same periods in 2008. The increase in interest expense resulted primarily from the Company's borrowing under the line of credit established in September 2008.

Other income or expense for the three and six months ended June 30, 2009 was other expense of $101 and $1,175, compared to other income of $27,201 and $27,201 for the same periods in 2008. The expense in 2009 was a loss on foreign exchange. The income in 2008 was a gain on an asset disposal.

The gain on value of a derivative liability of $196,600 for the six months ended June 30, 2009 reflects a reduction in the market value of certain outstanding warrants. See “Derivative Warrant Liability” in Note 7 to the Condensed Consolidated Financial Statements in this Report.

Income Tax Expense.  We reported income tax expense, which expense includes interest and penalties, in the amount of $907,000 for the six months ended June 30, 2009 compared to $746,000 of expense for the same period in 2008 as restated. This is primarily due to our having higher income before taxes of $2,566,414 for the six months ended June 30, 2009 compared to income before taxes of $1,265,720 for the same period in 2008. The six months ended June 30, 2008 showed an effective tax rate (approximately 59%) which is higher than the statutory tax rate. This was primarily due to permanent differences between book income and taxable income, as well as interest and penalties on unpaid 2007 income taxes for the year ended December 31, 2008.

Liquidity and Capital Resources.

The Company’s financial statements for the three and six month periods ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2008 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

The Company has developed its operating plans with emphasis on cash flow and remaining compliant with covenants related to the line of credit. Management believes that its cash flow projections for 2009 are achievable and, based on billings and collections in the first half of 2009, that sufficient cash will be generated to meet the loan covenants and the Company’s financial obligations. Management believes that the successful implementation of these plans will enable the Company to continue as a going concern.

Line of Credit

Please see Note 6 of the Condensed Consolidated Financial Statements in this Report and Item 1A, Risk Factors, below for information on a line of credit established with Marquette Healthcare Finance in September 2008.  On April 30, 2009, we entered into an amendment to the Loan and Security Agreement with Marquette Healthcare Finance, which amendment covers matters stated in a prior letter agreement of April 7, 2009.  In the amendment, Marquette waived Zynex’s not meeting the EBITDA and debt service coverage ratio covenants as of December 31, 2008 and not meeting the EBITDA covenant as of March 31, 2009. Marquette did not apply any default fee or default interest rate.  Marquette also waived any breach of representation warranty or covenant concerning the accuracy of the unaudited financial statements for the first three quarters of 2008 which were restated. Marquette reserved the right to declare an event of default and any other claim with respect to the restated financial statements for these quarterly periods and any fraud or misrepresentation in connection with the original financial statements for these quarterly periods. Marquette revised the minimum EBITDA covenant (on a trailing 12 month basis) as of the end of each quarterly period to be as follows:

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

Limited Liquidity

We have limited liquidity.  Our limited liquidity is primarily a result of (a) the required high levels of inventory with sales representatives that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rental orders prior to payments for the corresponding product by insurers, (c) the high level of outstanding accounts receivable because of the deferred payment practices of third party health payors, (d) the increasing level of delayed payments and restricted amounts for reimbursements by third party payors for the Company’s products, (e) the need for improvements to the Company’s internal billing processes and (f) delayed cost recovery inherent in rental transactions. Our growth results in higher cash needs.

Our long-term business plan continues to contemplate growth in revenues and thus to require, among other things, funds for the purchases of equipment, primarily for rental inventory, and the payment of commissions to an increasing number of sales representatives.

The plans of the Company’s management indicate that, while uncertain, the Company’s projected cash flows from operating activities and borrowing available under the Marquette line of credit will fund our cash requirements for the year ending December 31, 2009.  The availability of the line of credit depends our ongoing compliance with covenants, representations and warranties in the agreement for the line of credit and borrowing base limitations. Although the maximum amount of the line of credit is $3,000,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eight trailing weeks of collections and other limitations and is thus less than the maximum amount ($2,618,000 available as of June 30, 2009, remaining availability of $788,682). The balance on the line of credit at June 30, 2009 was $1,829,318. At August 12, 2009, the balance on the line was $1,499,112.

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

In May 2009, the Company paid approximately $660,000 of federal income taxes and related interest and penalties owed for 2007. The funds for this payment were obtained through borrowings under the Company’s line of credit.

Cash provided by operating activities was $588,257 for the six months ended June 30, 2009 compared to $430,897 of cash provided by operating activities for the six months ended June 30, 2008. The primary reasons for the increase in cash flow was a reduction in inventory purchases in 2009 compared to 2008 and larger net income in 2009.

Cash used in investing activities for the six months ended June 30, 2009 was $493,707 compared to cash used in investing activities of $499,597 for the six months ended June 30, 2008. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of capital equipment. In 2008 this was partially offset by proceeds from the disposal of equipment.

Cash used in financing activities was $69,997 for the six months ended June 30, 2009 compared with cash provided by financing activities of $258,320 for the six months ended June 30, 2008.  The primary financing uses of cash in 2009 were repayment of the bank overdraft, notes payable and loans from a stockholder. The uses of cash in 2009 were partially offset by proceeds from the sale of common stock upon the exercise of outstanding options and advances on our line of credit. The primary financing source of cash in 2008 were from proceeds from the sales of common stock partially offset by payments on notes payable including the notes payable to a bank.

Recently issued accounting pronouncement:

On January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133.  Upon the adoption of EITF 07-05, the Company reclassified certain warrants that were previously classified equity to a derivative liability (Note 7).

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

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Because the Company’s subsidiary is wholly-owned by the Company, there are no noncontrolling interests, and as a result, the adoption of this standard had no effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective beginning with this interim period ending June 30, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial standards is effective for interim or annual periods ending after September 15, 2009. Therefore in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s financial position or results of operations, upon adoption.

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

On January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force ( “EITF”) 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. Upon the adoption of EITF 07-05, the Company reclassified certain warrants that were previously classified equity to a derivative liability. On January 1, 2009, we adopted the following additional critical accounting policy as a result of a newly-adopted accounting standard:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2009.

Based on an evaluation as of December 31, 2008, management had concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our principal Chief Executive Officer and Chief Financial Officer concluded that the Company had a material weakness in its ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following significant deficiencies:

•
The Company did not have effective controls to ensure timely write-off of uncollectible accounts receivable, resulting in an overstatement of our accounts receivable and net revenue. The controls that were not considered effective included a performance issue with the Company’s billing system which prevented timely determination of accounts to be written-off and lack of procedures to write-off uncollectible accounts receivable based upon their aging.

•
The Company was utilizing a method for calculating the allowance for provider discounts and uncollectibility that was dependent on annual calculations and annual historical results which was not reactive to rapid changes during the year. Further, this methodology was dependent upon write-offs which were not done timely.

•	The Company did not have an adequate process in place to update the inventory pricing to reflect the pricing differences between purchased items and items manufactured by the Company.

Changes in Internal Control Over Financial Reporting

In order to remediate the material weakness described above, our management implemented the following changes to our internal control over financial reporting during the first quarter of 2009:

-	We have made enhancements to the performance of our billing system to allow accounts to be analyzed timely, allowing write-offs to be made timely;
-	We have implemented procedures to write-off accounts receivable which are deemed uncollectible based upon their aging;
-
We have developed a new model for analyzing the collectability of our accounts receivable that is updated on a timely basis throughout the year. The simultaneous use of the old model and timely write-offs of uncollectible accounts receivable serves as a comparative tool to validate annual trends;

-	We have updated our inventory pricing to reflect the pricing of purchased items and items manufactured by the Company.

We expect that if the steps that we are implementing are effective throughout a period of time, such material weakness described above will be remediated. We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following is a revised risk factor concerning our business:

WE HAVE LIMITED LIQUIDITY BECAUSE OUR CASH REQUIREMENTS INCREASE AS OUR OPERATIONS EXPAND

Our limited liquidity is primarily a result of (a) the required high levels of inventory with sales representatives that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rentals prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer, (c) the high level of outstanding accounts receivable because of deferred payment practices of third party health payers, (d) the increasing level of delayed payments and restricted amounts of reimbursements of third party payors for the Company’s products, (e) the need for improvements to the Company’s internal billing processes, and (f) the delayed cost recovery inherent in rental transactions.

Our liquidity depends in part on a line of credit with Marquette Healthcare Finance. This lender indicated to us in July, 2009 that it has eliminated its specific healthcare lending group and transferred our account to a new loan officer. As a result we believe the lender may be less likely to grant waivers to us in the future if we are in violation of any covenants under our line of credit. We do not know whether or on what terms the line of credit could be replaced or refinanced with another credit facility if it became necessary to do so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS

(a) Exhibits

10.1
Amendment No. 2 to Loan and Security Agreement effective April 8, 2009, between Marquette Healthcare Finance and the Company, incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2009.

10.2	Amendment to Employment Agreement among the Company, Zynex Medical, Inc., and Thomas Sandgaard dated as of July 1, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.
Dated August 14, 2009	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated August 14, 2009	/s/ Fritz G. Allison
Fritz G. Allison
Chief Financial Officer