Form 10-Q
period 2009-09-30
ZYNEX INC
filed 2009-11-16
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of November 02, 2009
Common Stock, par value $0.001	30,387,804

ZYNEX, INC. AND SUBSIDIARY
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ZYNEX, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash	$239,396	$-
Accounts receivable, net	6,092,799	5,614,996
Inventory	2,145,293	2,209,600
Prepaid expenses	20,427	73,324
Deferred tax asset	785,000	648,000
Other current assets	177,588	70,032

Total current assets	9,460,503	8,615,952

Property and equipment, net	2,415,345	2,096,394
Deferred financing fees, net	52,109	71,650

	$11,927,957	$10,783,996

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Bank overdraft	$-	$112,825
Current portion of notes payable and other obligations	1,131,296	1,818,059
Loans from stockholder	-	24,854
Accounts payable	731,144	1,037,205
Income taxes payable	1,175,644	670,000
Accrued payroll and payroll taxes	432,028	292,562
Other accrued liabilities	920,583	1,511,126

Total current liabilities	4,390,695	5,466,631

Notes payable and other obligations, less current portion	91,391	115,287
Deferred tax liability	393,000	428,000

Total liabilities	4,875,086	6,009,918

Stockholders Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
30,387,804 (2009) and 29,871,041 (2008) shares issued and outstanding	30,388	29,871
Paid-in capital	4,187,821	3,676,621
Retained earnings	2,834,662	1,067,586

Total stockholders equity	7,052,871	4,774,078

	$11,927,957	$10,783,996

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue:
Rental	$2,547,457	$2,164,827	$7,796,826	$6,057,794
Sales	2,143,258	1,043,505	5,472,811	2,779,719
Provider Settlement (See Note 9)	-	(1,009,594)	-	(1,009,594)
	4,690,715	2,198,738	13,269,637	7,827,919

Cost of revenue:
Rental	345,640	215,029	966,724	431,257
Sales	551,588	238,569	1,189,809	757,267
	897,228	453,598	2,156,533	1,188,524

Gross profit	3,793,487	1,745,140	11,113,104	6,639,395

Selling, general and administrative expense	2,906,657	2,636,228	7,783,784	6,269,396

Income (loss) from operations	886,830	(891,088)	3,329,320	369,999

Other income (expense):
Interest income	197	4,863	3,002	5,934
Interest expense	(38,317)	(6,965)	(112,623)	(30,604)
Other income (expense)	-	(229)	(1,175)	26,972
(Loss) gain on value of derivative liability	(25,070)	-	171,530	-

	823,640	(893,419)	3,390,054	372,301

Income tax expense (benefit)	365,000	(527,000)	1,272,000	220,000

Net income (loss)	$458,640	$(366,419)	$2,118,054	$152,301

Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.07	$0.01

Diluted	$0.02	$(0.01)	$0.07	$0.00

Weighted average number of common
shares outstanding:
Basic	30,086,784	29,311,220	29,997,276	28,722,456

Diluted	30,282,030	29,311,220	30,223,547	30,576,626

See accompanying notes to financial statements

ZYNEX, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	Number	Common	Paid in	Retained	Total
	of Shares	Stock	Capital	Earnings

January 1, 2009	29,871,041	$29,871	$3,676,621	$1,067,586	$4,774,078

Cumulative effect of change
in accounting principle -
January 1, 2009
reclassification of equity-
linked financial instrument
to derivative liability	-	-	(87,085)	(350,978)	(438,063)

Settlement of derivative liability	-	-	266,534	-	266,534

Issuance of common stock:
for option exercise	100,000	100	31,900	-	32,000
for option exercise from 2005 plan	22,000	22	6,208	-	6,230
for consulting services	64,896	65	75,385	-	75,450
for warrant exercise	329,867	330	105,227	-	105,557

Employee stock option expense	-	-	113,031	-	113,031

Net income, nine months ended September 30, 2009	-	-	-	2,118,054	2,118,054

September 30, 2009	30,387,804	$30,388	$4,187,821	$2,834,662	$7,052,871

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,118,054	$152,301
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation expense	498,723	262,983
Provision for provider discounts	39,003,898	18,658,292
Provision for losses in accounts receivable (uncollectibility)	2,369,000	491,739
Amortization of deferred consulting and financing fees	19,540	5,525
Gain on value of derivative liability	(171,530)	-
Issuance of stock for consulting services	75,450	66,370
Provision for obsolete inventory	152,000	114,000
Gain on disposal of equipment	-	(21,975)
Employee stock based compensation expense	113,031	60,823
Deferred tax benefit	(172,000)	(238,000)
Changes in operating assets and liabilities:
Accounts receivable	(41,850,701)	(19,643,761)
Inventory	(87,693)	(1,250,561)
Prepaid expenses	52,898	(69,743)
Other current assets	(107,556)	(18,696)
Accounts payable	(306,061)	212,020
Accrued liabilities	(451,073)	1,325,922
Income taxes payable	505,644	(42,000)

Net cash provided by operating activities	1,761,624	65,239

Cash flows from investing activities:
Proceeds from disposal of equipment	-	47,000
Purchases of equipment	(817,674)	(879,188)

Net cash used in investing activities	(817,674)	(832,188)

Cash flows from financing activities:
(Decrease) increase in bank overdraft	(112,825)	9,789
Net borrowings from (payments on) line of credit	(681,598)	430,318
Payments on notes payable and capital leases	(29,064)	(281,053)
Repayments of loans from stockholder	(24,854)	(87,268)
Issuance of common stock	143,787	695,163

Net cash (used in) provided by financing activities	(704,554)	766,949

Net increase in cash and cash
at end of period	$239,396	$-

Supplemental cash flow information:
Interest paid	$112,623	$30,604
Income taxes paid (including interest and penalties)	$935,000	$500,000

See accompanying notes to financial statements

ZYNEX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

As discussed and as presented in the Form 10-K for the year ended December 31, 2008, the unaudited interim financial statements as of and for the three and nine months ended September 30, 2008 were restated.

The accompanying condensed consolidated financial statements include the accounts of Zynex, Inc. and Zynex Medical, Inc. for all of the periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company is operating with emphasis on cash flow and remaining compliant with covenants related to the line of credit. Management believes that its cash flow projections for 2009 are achievable and, based on billings and collections in the first nine months of 2009, that sufficient cash will be generated to meet the loan covenants and the Company’s financial obligations and management believes that the continued achievement of its plans will enable the Company to continue as a going concern. The Company has developed a new model for analyzing the collectability of accounts receivable. Management believes these changes have enhanced the Company’s ability to monitor collections of accounts receivable, and project cash flow more effectively. In addition, the Company has instituted various cost reductions. Management believes that, as indicated above, it has the ability to remain compliant with the terms of the line of credit. Our lender informed us in July 2009 that it has eliminated its specific healthcare lending group and transferred our account to a new loan officer. If the Company were to be in violation of its covenants in the future, it would, as it has successfully done in the past, seek to obtain amendments to the debt or waivers of the covenants so that the Company would no longer be in violation.

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

A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third party payors. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by third party providers and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third party payors that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. The Company sets the amount of the allowance, and adjusts the allowance at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.

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

In addition to the allowance for provider discounts, the Company provides an allowance for uncollectible accounts receivable. These uncollectible accounts receivable are a result of non-payment from patients who have been direct billed for co-payments or deductibles; lack of appropriate insurance coverage; and disallowances of charges by third party payors. The allowance is based on historical trends, current relationships with payors, and internal process improvements. If there were a change to a material insurance provider contract or policies or application of them by a provider, or a decline in the economic condition of providers, or a significant turnover of Company personnel, the current amount of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase of these levels in the future.

At September 30, 2009 and December 31, 2008, the allowance for provider discounts and uncollectible accounts are as follows:

	September 30, 2009	December 31, 2008

Allowance for provider discounts	$25,920,280	$12,908,123
Allowance for uncollectible accounts receivable	1,461,000	839,000

	$27,381,280	$13,747,123

Changes in the allowance for provider discounts and uncollectible accounts receivable for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Balances, beginning	$25,393,481	$14,297,680	$13,747,123	$5,901,724
Additions debited to net sales and rental revenue	14,049,064	7,344,927	41,372,898	19,150,031
Write-offs credited to accounts receivable	(12,061,265)	$(4,144,712)	$(27,738,741)	$(7,553,860)
	$27,381,280	$17,497,895	$27,381,280	$17,497,895

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental generally accepted accounting principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective for the Company on January 1, 2009, and the Company will apply this new guidance prospectively to all business combinations subsequent to January 1, 2009.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. Because the Company’s subsidiary is wholly-owned by the Company, there are no noncontrolling interests, and as a result, the adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, and it had no material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s condensed consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the 2008 financial statements have been reclassified to conform to the presentation used in 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

The Company's financial instruments at September 30, 2009, include accounts receivable and payable, for which current carrying amounts approximates fair value due to their short term nature. Financial instruments at September 30, 2009 also include notes payable, whose carrying value approximate fair value because interest rates on outstanding borrowings are at rates that approximates market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventory is valued at the lower of cost (average) or market. Inventory consists of finished goods, consumable supplies and parts, some of which are held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At September 30, 2009, the Company had an allowance for obsolete and damaged inventory of approximately $482,000 and an allowance of approximately $330,000 at December 31, 2008.

PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008	Useful lives

Office furniture and equipment	$354,572	$329,389	3-7 years
Rental inventory	3,258,903	2,466,412	5 years
Vehicles	59,833	59,833	5 years
Leasehold Improvements	8,500	8,500	5 years
Assembly equipment	10,690	10,690	7 years
	3,692,498	2,874,824
Less accumulated depreciation	(1,277,153)	(778,430)
	$2,415,345	$2,096,394

(3)         EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the if-converted and treasury-stock methods. The effects of potential common stock equivalents have not been included in the computation of diluted net loss for the three months ended September 30, 2008, as their effect is anti-dilutive.

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic:
Net income (loss) applicable to common stockholders	$458,640	$(366,419)	$2,118,054	$152,301
Weighted average shares outstanding - basic	30,086,784	29,311,220	29,997,276	28,722,456
Net income (loss) per share - basic	$0.02	$(0.01)	$0.07	$0.01

Diluted:
Net income (loss) applicable to common stockholders	$458,640	$(366,419)	$2,118,054	$152,301
Add/less: (Gain) loss on value of derivative liability	25,070	-	(171,530)	-
	$483,710	$(366,419)	$1,946,524	$152,301
Weighted average shares outstanding - basic	30,086,784	29,311,220	29,997,276	28,722,456
Dilutive securities	195,246	--	226,271	1,854,170
Weighted average shares outstanding - diluted	30,282,030	29,311,220	30,223,547	30,576,626
Net income (loss) per share - diluted	$0.02	$(0.01)	$0.07	$0.00

(4)         STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the three months ended September 30, 2009 and 2008, the Company recorded compensation expense related to stock options of $47,938 and $25,745, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded compensation expense related to stock options of $113,031 and $60,823, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company uses the Black-Scholes pricing model to calculate fair value of its option grants. The Company used the following assumptions to determine the fair value of stock option grants during the nine months ended September 30, 2009 and 2008:

	2009	2008
Expected term	6.25 years	6.25 years
Volatility	115.5 to 116.8%	112.66% to 117.67%
Risk-free interest rate	2.91 to 3.39%	3.09% to 3.90%
Dividend yield	0%	0%

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

A summary of stock option activity under the Option Plan for the nine months ended September 30, 2009 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2009	732,500	$1.17

Granted	614,500	$0.99
Exercised	(22,000)	$0.28
Forfeited	(74,500)	$1.16
Outstanding at September 30, 2009	1,250,500	$1.10	6.9 Years	$240,970

Exercisable at September 30, 2009	284,625	$1.15	3.7 Years	$117,535

A summary of status of the Company’s non-vested shares as of and for the nine months ended September 30, 2009 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Non-vested at January 1, 2009	553,000	$1.00

Granted	614,500	$0.87
Vested	(131,875)	$0.88
Forfeited	(69,750)	$1.01
Non-vested at September 30, 2009	965,875	$0.95

As of September 30, 2009, the Company had $600,746 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

(5)         INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year.

(6)      NOTES PAYABLE

Marquette Loan

The Company has a loan agreement with Marquette Healthcare Finance (“the Lender”) that provides Zynex with a revolving credit facility of up to $3,000,000 (the “Loan”). As of September 30, 2009, the balance on the facility was $1,099,103. As of September 30, 2009, maximum borrowings available were $2,289,000 (remaining availability of $1,189,897).

On April 30, 2009, the Company entered into an amendment to a Loan and Security Agreement with the Lender, which covers matters stated in a prior letter agreement dated April 7, 2009. In the amendment, the Lender waived Zynex’s violation of an EBITDA covenant and debt service coverage ratio covenant as of December 31, 2008 and violation of an EBITDA covenant as of March 31, 2009. The Lender did not apply any default fee or default interest rate. The Lender also waived any breach of a representation, warranty or covenant concerning the accuracy of the unaudited financial statements for the first three quarters of 2008, which were restated. The Lender reserved the right to declare an event of default and any other claim with respect to the restated financial statements for these quarterly periods and any fraud or intentional misrepresentation in connection with the original financial statements for these quarterly periods. The Lender revised the minimum EBITDA covenant (on a trailing 12-month basis) as of the end of each quarterly reporting period to be as follows:
Trailing Twelve Month EBITDA
June 30, 2009	$1,436,000
September 30, 2009	$3,252,000
December 31, 2009	$4,111,000
Thereafter:	To be determined in Lender’s sole discretion

The amendment increased the margin to 3.25% and increased the collateral monitoring fee to $1,750 per month. The interest rate for the line of credit is the margin plus the higher of (i) a floating prime rate; or (ii) the floating LIBOR rate plus 2%.

The Company may borrow, repay and reborrow under the Loan. The amount available for advances under the Loan cannot exceed the lesser of the Borrowing Base, which is in general a percentage of eligible accounts receivable less a reserve and subject to a ceiling of eight trailing weeks collections, or the Facility Limit determined from time to time by the Lender. The Facility Limit is initially $3,000,000. At December 31, 2008, the Loan bore interest at a rate equal to the higher of (a) a floating prime rate plus 2.5% or (b) 4.5%. At September 30, 2009 the loan bore interest at a rate of 6.5%. Interest is payable monthly. The Loan is secured by a first security interest in all of the Company’s assets, including accounts, contract rights, inventory, equipment and fixtures, general intangibles, intellectual property, shares of Zynex Medical, Inc. owned by the Company, and other assets. The Loan terminates, and must be paid in full, on September 23, 2011.

Fees under the Loan Agreement include an unused line fee of 0.5% per annum payable monthly on the difference between the average daily balance and the total Facility Limit. If the Company terminates the Loan Agreement prior to the termination date, there is a termination fee of 3% of the Facility Limit prior to the first anniversary of the Closing Date, 2% of the Facility Limit at any time between the first and second annual anniversary of the Closing Date and 1% at any time from the second anniversary of the Closing Date to the final termination date of the Loan. The Company also pays a collateral monitoring fee of $1,750 per month, payable monthly in arrears on the first day of each month.

The Loan Agreement includes a number of affirmative and negative covenants on the part of the Company. Affirmative covenants concern, among other things, compliance with requirements of law, engaging only in the same businesses conducted on the Closing Date, accounting methods, financial records, notices of certain events, and financial reporting requirements. Negative covenants include a Minimum EBITDA, a Minimum Debt Service Coverage Ratio, a Minimum Current Ratio and a prohibition on dividends on shares and purchases of any Company stock. Other negative covenants include, among other things, limitations on capital expenditures in any fiscal year, operating leases, permitted indebtedness, incurrence of indebtedness, creation of liens, mergers, sales of assets or acquisitions, and transactions with affiliates. The Company was in compliance with these covenants at September 30, 2009.

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

Validity Guaranty

As required by the Loan Agreement, Mr. Sandgaard, a significant shareholder and Chief Executive Officer of the Company, has entered into a Validity Guaranty with the Lender.  Under the Validity Guaranty, Mr. Sandgaard is liable to the Lender for any loss or liability suffered by the Lender arising from any fraudulent or criminal activities of the Company or its executive officers with respect to the transactions contemplated under the Loan Documents or any fraudulent or criminal activities arising from the operation of the business of the Company, which activities are known to Mr. Sandgaard.  Mr. Sandgaard also warrants the accuracy of financial statements, the accuracy of the representations and warranties made by the Company under the Loan Agreement, and certain other matters.  He agrees to notify the Lender of a breach of any representation, warranty or covenant made by the Company.  Mr. Sandgaard’s liability under the Validity Guaranty is not to exceed the amount of the obligations owed by the Company to the Lender.  The Validity Guaranty terminates at such time that Mr. Sandgaard ceases to be the Chief Executive Officer of the Company.

Subordination Agreement

The Company is a party to a Subordination Agreement with Mr. Sandgaard and the Lender, pursuant to which all indebtedness of the Company owed to Mr. Sandgaard is subordinated in right of payment of all indebtedness of the Company owed to the Lender.  As part of this Agreement, Mr. Sandgaard will not demand or receive payment from the Company or exercise any remedies regarding the Subordinated Debt so long as the Senior Debt remains outstanding, except that Mr. Sandgaard may receive regularly scheduled payments of principal and interest on existing promissory notes, including demand payments on the demand promissory note, so long as there is no default or Event of Default under any of the Loan Documents.  Mr. Sandgaard also subordinated any security interest held by him in the Company’s assets to the security interest of the Lender.

(7)DERIVATIVE WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

The Company follows the guidance found in the Derivative and Hedging, Contracts in Entity’s Own Equity topic in the Codification, ASC 815-40-15. Paragraphs 15-5 through 15-8 specify that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The Company’s adoption of ASC 815-40-15 effective January 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of ASC 815-40-15. The result was a decrease in paid in capital as of January 1, 2009, of $87,085, a decrease in retained earnings of $350,978, and the recognition of a liability of $438,063. In September 2009, the exercise price of the warrants was modified and the underlying warrants were exercised (Note 8). The liability was adjusted to fair value as of the date of the transaction, resulting in a decrease in the liability and an increase in other income of $171,530 for the nine months ended September 30, 2009. Upon the exercise of the underlying warrants, the liability was settled resulting in an increase to additional paid in capital of $266,534.

The Company used the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	September 17, 2009	January 1, 2009
Expected term	2.00 years	2.75 years
Volatility	115.3%	115.7%
Risk-free interest rate	3.0%	1.9%
Dividend yield	0%	0%

FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact, and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non performance.

Accounting standards have established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting standards have established three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets and liabilities.

•
Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

At September 30, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

(8) STOCKHOLDERS' EQUITY, COMMON STOCK AND WARRANTS

In February 2009, 100,000 shares of common stock were issued for cash of $32,000 upon the exercise of stock options.

In September 2009, the Company and Ascendiant Capital Group, LLC (“Ascendiant”) agreed that Ascendiant would exercise via cash payment, its remaining warrants for 329,687 shares of common stock, the exercise price under the warrants would be reduced from $0.39 to $0.32 and the Company would issue 100,000 shares of common stock as consideration for the early exercise of the warrants and for certain additional services of Ascendiant in lieu of any cash fees. In accordance with such terms, the Company received a notice of exercise related to the warrants and 329,687 shares of common stock were issued for cash of $105,557. The Company issued 100,000 shares of common stock to Ascendiant in November, 2009. The 100,000 shares of common stock were valued at $100,000 and were expensed in September 2009.

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

(9) REFUND CLAIM AND SETTLEMENT

In 2008, the Company received and has settled a refund claim by Anthem Blue Cross Blue Shield which originally concerned payments previously made by Anthem for certain medical devices (the “devices”) rented or sold to insureds of Anthem by the Company through July 31, 2008 the (“Provider Settlement”). In the Provider Settlement, which was recorded in the third quarter of 2008, the Company agreed to pay Anthem a total of $679,930 over 12 months and waive rights to payments of outstanding billings for the devices provided to Anthem’s insureds from September 1, 2007 through September 30, 2008. Accounts receivable for these billings were $329,664, net of contractual allowances, as of June 30, 2008. Under the Provider Settlement, the Company made an initial payment of $17,770 and was to make a monthly payment of $55,180 on the first day of each month commencing December 1, 2008 and ending November 1, 2009. In November 2009, the Company made the final payment under the agreement.

The Company recognized no revenue relating to the devices rented or sold to insureds of Anthem since June 30, 2008 and discontinued providing those devices to Anthem’s insureds.  Under the terms of the Provider Settlement, the Company has agreed to allow insureds of Anthem to continue to use the units for which the Company agreed to no longer bill Anthem. These units at patients continue to be depreciated and the depreciation expense is included in Cost of Revenue in the accompanying Condensed Consolidated Statements of Operations.

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

(11) SUBSEQUENT EVENTS

The Company’s management has evaluated events subsequent to September 30, 2009 through November 16, 2009 which is the issuance date of this report.  Except as described below, there has been no material event noted in this period which would either impact the results reflected in this report or the Company’s results going forward.

On November 12, 2009, the Company entered into a lease agreement with Spiral Lone Tree, LLC (the “Lease Agreement”). The Lease Agreement provides for the lease of 75,000 square feet in Lone Tree, Colorado (the “Property”) beginning January 1, 2010. The Property will serve as the Company’s headquarters, office, plant and warehouse, replacing the existing facilities of approximately 17,000 square feet which are under an expiring lease.

The term of the Lease Agreement is 69 months; provided, however, that the Lease Agreement may be terminated after 42 months upon payment of a termination fee as set forth in the Lease Agreement. The Lease Agreement provides for a five year renewal option at the then market rental rate.

During the first year of the Lease Agreement, the annual rental payment will be $300,000.  In the second, third, fourth and fifth years, the annual rental payment will be $1,650,000, $1,725,000, $1,800,000, and $1,875,000, respectively.  For months 61 through 69, the total rental payment will be $1,406,250.

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

As discussed and presented in the Form 10-K for the year ended December 31, 2008, we restated the unaudited interim financial statements as of and for the three and nine months ended September 30, 2008.

Results of Operations

Net Revenue.  Net revenue is comprised of net rental and sales of products and consumable supplies revenue. Net revenue for the three and nine months ended September 30, 2009 was $4,690,715 and $13,269,637 an increase of $2,491,977 or 113% and $5,441,718 or 70% compared to $2,198,738 and $7,827,919 for the three and nine months ended September 30, 2008. The increase in net revenue for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008 was due primarily to the Provider Settlement in 2008, which is explained in Note 9 to the Condensed Consolidated Financial Statements in this Report, and a greater number of products in use during the periods ended September 30, 2009. Products in use create monthly rental revenue and sales of consumable supplies for those products. The increase in the number of products in use resulted from increased prescriptions (orders) in the current as well as prior periods. The increased orders resulted from the expansion of the experienced sales force from 2007 through 2009 and greater awareness of the Company's products by end users and physicians.

Net revenue by quarter were as follows:

	2009	2008

First quarter	$4,232,334	$2,588,720
Second quarter	4,346,588	3,040,460
Third quarter	4,690,715	2,198,739
Fourth quarter	-	3,935,639

Total net revenue	$13,269,637	$11,763,558

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

We are introducing, during the fourth quarter of 2009, a new product into our line of electrotherapy products. The product, called TruWave Plus, is based upon the Company’s existing hardware platform. TruWave Plus is capable of delivering three modalities of stimulation, traditional Transcutaneous Electrical Nerve Stimulation (TENS), inferential, and NeuroMusculas Electrical Stimulation (NMES), within the same product. We do not know what reimbursement levels will be allowed by third party payors for sale or rental of this new product and we do not know whether coverage will be denied under any disallowance policies.

The Company is in the process of engaging an additional 25 sales representatives in major cities across the United States. These additions are part of the growth plans of the Company.

Net Product Rental Revenue.  Net product rental revenue for the three and nine months ended September 30, 2009 was $2,547,457 and $7,796,826 an increase of $382,630 or 18% and $1,739,032 or 29% compared to $2,164,827 and $6,057,794 for the three and nine months ended September 30, 2008. The increase in net product rental revenue for the three and nine months ended September 30, 2009 was due primarily to a greater number of products in use during the periods ended September 30, 2009. Reasons for greater number of products in use are indicated in “Net Revenue” above.

Net product rental revenue for the three and nine months ended September 30, 2009 made up 54% and 59% of net revenue compared to 67% and 69% for the three and nine months ended September 30, 2008. The decrease in the percentage of total net revenue from product rental revenue during the first nine months of 2009 was due primarily to increased orders for sales of products compared to orders for rentals of products and increased sales of consumable products. The increase in net supplies sales revenue for the three and nine months ended September 30, 2009 was due primarily to a greater number of products in use during the periods ended September 30, 2009 generating sales of consumable supplies to users of the Company’s products

Our products may be rented on a monthly basis or purchased. Renters are primarily patients and third party insurance payors that pay on their behalf. If the patient is covered by health insurance, the third party payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges.

Net Sales Revenue. Net sales revenue for the three and nine months ended September 30, 2009 was $2,143,258 and $5,472,811 an increase of $1,099,753 or 105% and $2,693,092 or 97% compared to $1,043,505 and $2,779,719 for the three and nine months ended September 30, 2008. Net sales of products (not including consumable supplies) revenue for the three and nine months ended September 30, 2009 was $467,436 and $1,275,996 an increase of $423,384 or 961% and $1,008,519 or 377% compared to $44,052 and $267,477 for the three and nine months ended September 30, 2008. The increase in net sales revenue for such products for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008 was due primarily to increased orders for sales of products for the reasons indicated in “Net Revenue” above and sales of products in the three months ended September 30, 2008 which were not recorded as revenue due to the Provider Settlement.

Net sales of consumable supplies for the three and nine months ended September 30, 2009 was $1,675,822 and $4,196,815 an increase of $676,369 or 68% and $1,684,573 or 67% compared to $999,453 and $2,512,242 for the three and nine months ended September 30, 2008. The increase in net supplies sales revenue for the three and nine months ended September 30, 2009 was due primarily to a greater number of products in use during the periods ended September 30, 2009 generating sales of consumable supplies to users of the Company’s products. Reasons for the greater number of products in use are indicated in “Net Revenue” above. The majority of this revenue is derived from surface electrodes sent to existing patients each month.

Net sales revenue for the three and nine months ended September 30, 2009 made up 46% and 41% of net revenue compared to 33% and 31% for the three and nine months ended September 30, 2008. The increase in the percentage of total net revenue during the first nine months of 2009 was due primarily to a greater number of products in use during the periods ended September 30, 2009 generating sales of consumable supplies to users of the Company’s products.

Our products may be purchased. Purchasers are primarily patients and healthcare providers; there are also purchases by dealers. If the patient is covered by health insurance, the third party payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use.

Provider Settlement. In November 2008 the Company settled a refund claim with Anthem Blue Cross Blue Shield. As part of the settlement the Company agreed to pay Anthem $679,930 and forego unpaid claims in existence at June 30, 2008 of $329,664. Substantially all of the $1,009,594 relates to net rental revenue; if this amount had been a direct reduction to net rental revenue it would not allow the comparison of net rental revenue for the three months ended September 30, 2008. See Note 9 to the Condensed Consolidated Financial Statements in this Report.

The Company records its normal provision for provider discounts as direct reductions of rental and sales revenues; however, because of the size and retrospective nature of the Anthem settlement, the Company has treated it as a change in estimate and displayed the additional provision needed of $1,009,594 as a separate line reducing total revenue in the Condensed Consolidated Statement of Operations in the third quarter of 2008.

Gross Profit. Gross profit for the three and nine months ended September 30, 2009, was $3,793,487 and $11,113,104 or 81% and 84% of net rental and sales revenue.

For the three months ended September 30, 2009, this represents an increase of $2,048,347 or 117% compared to $1,745,140 or 54% of net rental and sales revenue for the three months ended September 30, 2008. The increase in gross profit for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily because of the Provider Settlement in 2008. The increase in gross profit percentage for the three months ended September 30, 2009 as compared with the same period in 2008 is primarily from the effect of the Provider Settlement adjustment in 2008.

For the nine months ended September 30, 2009, this represents an increase of $4,473,709 or 67% compared to $6,639,395 or 75% of net rental and sales revenue for the nine months ended September 30, 2008. The increase in gross profit for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily because of the Provider Settlement in 2008. The increase in gross profit percentage for the nine months ended September 30, 2009 as compared with the same period in 2008 is primarily because of the Provider Settlement in 2008.

Under the terms of the Provider Settlement discussed above, the Company has agreed to allow insureds of Anthem to continue to use the units for which we agreed to no longer bill Anthem. These units at patients continue to be depreciated and the depreciation expense is included in Cost of Revenue even though no revenue is being derived from those units. The Company does not believe the depreciation expense for these units has significantly impacted operations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three and nine months ended September 30, 2009 was $2,906,657 and $7,783,784 an increase of $270,429 or 10% and $1,514,388 or 24% compared to $2,636,228 and $6,269,396 for the three and nine months ended September 30, 2008.  Selling expenses increased primarily due to increases in sales representative commissions. Commissions are earned by sales representatives on orders received during the period. General and administrative expenses increased primarily due to increased payroll and benefits. Selling, general and administrative expenses increased 24% while net revenue increased 70% during the nine months ended September 30, 2009; this difference is due in large part to the Provider Settlement in 2008 and recurring revenue from net product rentals and recurring sales of consumable supplies where the commission expense was recorded in a prior period.

On November 12, 2009, the Company entered into a lease agreement with Spiral Lone Tree, LLC (the “Lease Agreement”). The Lease Agreement provides for the lease of 75,000 square feet in Lone Tree, Colorado (the “Property”) beginning January 1, 2010. The Property will serve as the Company’s headquarters, office, plant and warehouse, replacing the existing facilities of approximately 17,000 square feet which are under an expiring lease. The move to the larger space was driven by the Company’s recent and anticipated growth, including the hiring of additional billing personnel and the planned engagement of 25 more sales representatives.

The term of the Lease Agreement is 69 months; provided, however, that the Lease Agreement may be terminated after 42 months upon payment of a termination fee as set forth in the Lease Agreement. The Lease Agreement provides for a five year renewal option at the then market rental rate.

During the first year of the Lease Agreement, the annual rental payment will be $300,000.  In the second, third, fourth and fifth years, the annual rental payment will be $1,650,000, $1,725,000, $1,800,000, and $1,875,000, respectively.  For months 61 through 69, the total rental payment will be $1,406,250.  Management anticipates that for accounting purposes the Company will have an annual rental expense of approximately $1,440,000 throughout the term of the lease.

Other Income (Expense).  Interest and other income (expense) is comprised of interest income, interest expense, other income (expense) and gain on the value of a derivative liability.

Interest income for the three and nine months ended September 30, 2009 was $197 and $3,002, compared to $4,863 and $5,934 for the same periods in 2008.

Interest expense for the three and nine months ended September 30, 2009 was $38,317 and $112,623, compared to $6,965 and $30,604 for the same periods in 2008. The increase in interest expense resulted primarily from the Company's borrowing under the line of credit established in September 2008.

Other income or expense for the three and nine months ended September 30, 2009 was other expense of $-- and $1,175, compared to other expense of $229 and other income of $26,972 for the same periods in 2008. The expense in 2009 was a loss on foreign exchange. The income in 2008 was a gain on an asset disposal.

The gain on value of a derivative liability of $171,530 for the nine months ended September 30, 2009 reflects a reduction in the market value of certain outstanding warrants (these warrants were exercised in September, 2009 and are no longer outstanding. See “Derivative Warrant Liability” in Note 7 to the Condensed Consolidated Financial Statements in this Report.

Income Tax Expense.  We reported income tax expense, which expense includes interest and penalties, in the amount of $1,272,000 for the nine months ended September 30, 2009 compared to $220,000 of expense for the same period in 2008. This is primarily due to our having higher income before taxes of $3,390,054 for the nine months ended September 30, 2009 compared to income before taxes of $372,301 for the same period in 2008. The nine months ended September 30, 2008 showed an effective tax rate (approximately 59%) which is higher than the statutory tax rate. This was primarily due to permanent differences between book income and taxable income, as well as interest and penalties on unpaid 2007 income taxes recorded in the year ended December 31, 2008.

Liquidity and Capital Resources.

The Company’s financial statements for the three and nine month periods ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2008 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

The Company has developed its operating plans with emphasis on cash flow and remaining compliant with covenants related to the line of credit. Management believes that its cash flow projections for 2009 are achievable and, based on billings and collections in the first nine months of 2009, that sufficient cash will be generated to meet the loan covenants and the Company’s financial obligations. Management believes that the successful implementation of these plans will enable the Company to continue as a going concern.

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

The plans of the Company’s management indicate that, while uncertain, the Company’s projected cash flows from operating activities and borrowing available under the Marquette line of credit will fund our cash requirements for the year ending December 31, 2009.  The availability of the line of credit depends our ongoing compliance with covenants, representations and warranties in the agreement for the line of credit and borrowing base limitations. Although the maximum amount of the line of credit is $3,000,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eight trailing weeks of collections and other limitations and is thus less than the maximum amount ($2,289,000 available as of September 30, 2009, remaining availability of $1,189,897). The balance on the line of credit at September 30, 2009 was $1,099,103. At November 13, 2009, there was no balance on the line.

For the nine months ended September 30, 2009, the Company’s cash receipts have exceeded operating plans.  However, there is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for the additional purchases of equipment. We have no arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. Any additional debt would require the approval of Marquette.

Our limited liquidity and dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity.

In May 2009, the Company paid approximately $660,000 of federal income taxes and related interest and penalties owed for 2007. The funds for this payment were obtained through borrowings under the Company’s line of credit. In September 2009, the Company made payments of $275,000 for estimated income taxes for 2009.

Cash provided by operating activities was $1,761,624 for the nine months ended September 30, 2009 compared to $65,239 of cash provided by operating activities for the nine months ended September 30, 2008. The primary reasons for the increase in cash flow from operating activities was a reduction in inventory purchases in 2009 compared to 2008 and larger net income in 2009.

Cash used in investing activities for the nine months ended September 30, 2009 was $817,674 compared to cash used in investing activities of $832,188 for the nine months ended September 30, 2008. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of capital equipment. In 2008 this was partially offset by proceeds from the disposal of equipment.

Cash used in financing activities was $704,554 for the nine months ended September 30, 2009 compared with cash provided by financing activities of $766,949 for the nine months ended September 30, 2008.  The primary financing uses of cash in 2009 were repayment of the bank overdraft, notes payable and loans from a stockholder. The uses of cash in 2009 were partially offset by proceeds from the sale of common stock upon the exercise of outstanding options and advances on our line of credit. The primary financing source of cash in 2008 were from proceeds from the sales of common stock and net borrowings on notes payable.

See the discussion above under “Selling, General and Administrative Expenses” for information regarding a new lease of facilities into which the Company entered in November, 2009.

Recently issued accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental generally accepted accounting principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective for the Company on January 1, 2009, and the Company will apply this new guidance prospectively to all business combinations subsequent to January 1, 2009.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. Because the Company’s subsidiary is wholly-owned by the Company, there are no noncontrolling interests, and as a result, the adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, and it had no material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on April 15, 2009 for the year ended December 31, 2008, and Note 2 to the Condensed Consolidated Financial Statements in this Report for further discussion of our “Critical Accounting Policies”.

On January 1, 2009, the Company adopted the guidance found in the Derivative and Hedging Contracts in Entity’s Own Equity topic in the “Codification” ASC 815-40-15, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception. Upon the adoption of ASC 815-40-15, the Company reclassified certain warrants that were previously classified as equity to a derivative liability. On January 1, 2009, we adopted the following additional critical accounting policy as a result of a newly-adopted accounting guidance:

Derivative warrant liability

Accounting guidance requires all derivatives to be recorded on the balance sheet at fair value. As a result, beginning January 1, 2009 and ending as of September 30, 2009, certain derivative warrant liabilities were separately valued and accounted for on our balance sheet, with any changes in fair value recorded in earnings.

We utilized the Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include the market price of the Company’s stock, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, acceptance of our products by hospitals and clinicians, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the uncertain outcome of pending material litigation and other risks described in our 10-K Report for the year ended December 31, 2008 and our 10-Q Report for the quarter ended June 30, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2009.

Based on an evaluation as of December 31, 2008, management had concluded that our internal control over financial reporting was not effective as of December 31, 2008. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company had a material weakness in its ability to produce financial statements free from material misstatements. Management reported a material weakness resulting from the combination of the following significant deficiencies:

●
The Company did not have effective controls to ensure timely write-off of uncollectible accounts receivable, resulting in an overstatement of the Company’s accounts receivable and net revenue. The controls that were not considered effective included a performance issue with the Company’s billing system which prevented timely determination of accounts to be written-off and lack of procedures to write-off uncollectible accounts receivable based upon their aging.

●
The Company was utilizing a method for calculating the allowance for provider discounts and uncollectibility that was dependent on annual calculations and annual historical results which was not reactive to rapid changes during the year. Further, this methodology was dependent upon write-offs which were not done timely.

●	The Company did not have an adequate process in place to update the inventory costing to reflect the pricing differences between purchased items and items manufactured by the Company.

In order to compensate for the material weakness and to ensure that the Company’s December 31, 2008 consolidated financial statements were free from material misstatement, the Company performed alternative procedures during the course of preparing the December 31, 2008 consolidated financial statements. These alternative procedures performed by management included: 1) a detailed manual review of the aging of accounts receivables, 2) the write-off of all accounts over 270 days old, 3) establishment of additional methodologies to better estimate the allowances for provider discounts  (as more fully described below), and 4) a line-by-line review of all purchased inventory items to correct, where needed, to current year costs of items purchased and items which were manufactured.

Changes in Internal Control Over Financial Reporting

In order to remediate the material weaknesses described above, our management implemented the following changes to our internal control over financial reporting during the first quarter of 2009:

-	The Company has made enhancements to the performance of the Company’s billing system to allow accounts to be analyzed timely, allowing write-offs to be made timely;
-	The Company has implemented procedures to write-off accounts receivable which are deemed uncollectible based upon their aging;
-
The Company has developed a new model for analyzing the collectibility of the Company’s accounts receivable that is updated on a timely basis throughout the year. The simultaneous use of the old model and timely write-offs of uncollectible accounts receivable serves as a comparative tool to validate annual trends;

-	The Company has updated the Company’s inventory costing to reflect the pricing of purchased items and items manufactured by the Company.

We expect that if the steps that we are implementing are effective throughout a period of time, such material weakness described above will be remediated. We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

Other than as described above, there was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2009, the Company and Ascendiant Capital Group, LLC (“Ascendiant”) agreed that Ascendiant would exercise, via cash payment, its remaining warrants for 329,687 shares of common stock, the exercise price under its warrants would be reduced from $0.39 to $0.32 and the Company would issue 100,000 shares of unregistered common stock as consideration for the early exercise of the warrants and for certain additional services of Ascendiant in lieu of any cash fees. In accordance with such terms, Ascendiant exercised all of its outstanding warrants in September, 2009 and the Company issued 100,000 shares of common stock to Ascendiant in November, 2009. We made no general solicitation and we believe the issuances of the shares met the standards for purchases under an exemption for a non-public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS

(a) Exhibits

4.1	Amendment to Warrant between the Company and Ascendiant Capital Group, LLC., dated September 14, 2009,

10.1
Amendment to Employment Agreement among the Company, Zynex Medical, Inc., and Thomas Sandgaard dated as of July 1, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed August 14, 2009.

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

ZYNEX, INC.
Dated November 16, 2009	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated November 16, 2009	/s/ Fritz G. Allison
Fritz G. Allison
Chief Financial Officer