Form 10-K
period 2009-12-31
ZYNEX INC
filed 2010-03-31
CIK 846475

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the year ended December 31, 2009

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to _____

Commission file number 33-26787-D

ZYNEX, INC.
(Name of small business issuer in its charter)

Nevada	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9990 Park Meadows Dr Lone Tree, CO	80124
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (303) 703-4906

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes          [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ] Yes          [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes          [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ] Yes          [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]           Accelerated filer [  ]               Non-accelerated filer [  ]               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes         [X] No

The aggregate market value of the 8,764,189 common shares held by non-affiliates of the registrant was $8,238,338 computed by reference to the closing price of such stock as listed on the OTC Bulletin Board on June 30, 2009. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant's common shares

As of March 24, 2009, 30,497,318 shares of common stock are issued and outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to the need for additional capital in order to grow our business, our ability to engage additional sales representatives, the need to obtain FDA clearance and CE marking of new products, the acceptance of new products as well as existing products by doctors, hospitals and insurance providers, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, our dependence upon third party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the uncertain outcome of pending material litigation and other risks described in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Risk Factors." We undertake no obligation to update any forward-looking statements to reflect any future events or developments. These forward-looking statements speak only as of the date of this Report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

When used in this annual report, the terms the "Company," "Zynex", "we," "us," "ours," and similar terms refer to Zynex, Inc., a Nevada corporation, and its wholly-owned subsidiary, Zynex Medical, Inc.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT - FISCAL YEAR 2009

ZYNEX, INC.

PART I

ITEM 1. BUSINESS

History

On February 11, 2004, Zynex, Inc. (formerly called Zynex Medical Holdings, Inc.) a Nevada corporation, acquired 100% of the common stock of Zynex Medical, Inc., a privately held Colorado corporation ("Zynex Medical") engaged in the development, assembly and marketing of electrotherapy products.  In consideration for receiving 100% of the common stock of Zynex Medical, Zynex issued 19,500,000 shares of common stock to Thomas Sandgaard, the sole shareholder of Zynex Medical prior to the transaction. Immediately after the transaction, Mr. Sandgaard owned approximately 88.5 percent of Zynex common stock. For accounting purposes, Zynex Medical was treated as the acquiring corporation.

Zynex is the parent company of Zynex Medical. Zynex Medical designs, manufactures and markets FDA cleared medical devices for the electrotherapy and stroke rehabilitation markets. The business of Zynex Medical commenced in 1996 and was initially the importing and marketing of European-made electrotherapy devices.  The Company's headquarters are located in Lone Tree, Colorado.

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

Our Zynex produced electrotherapy products, the IF8000, IF8100, TruWave, E-Wave and TruWave Plus, are marketed through physicians and therapists primarily by our independent contractor sales representatives, some of whom receive additional compensation to serve as Regional Sales Managers. We also employ inside sales personnel for the NeuroMove. The NeuroMove is marketed directly to end-user patients and physicians who specialize in stroke and SCI rehabilitation.

To increase revenues, we added experienced sales representatives in 2006 through 2009.   Commencing in the fourth quarter of 2009, the Company began adding an additional 25 sales representatives..

To expand our international sales, we have obtained representation commitments from well established local medical device distributors.  We obtained in the second half of 2008 European Union CE Marking for the following products:  TruWave; IF 8000; IF 8100; and NM 900 (which products are described below).  CE Marking will also enhance our entry into other developed countries.  We plan to engage local distributors in Europe during 2010.  See “Regulatory Approval and Process” below.

The Company is forming two new subsidiaries which will have as their purposes to create, develop and market new products for hospitals and clinics with the use of technology in the Company’s existing product portfolio.  The subsidiaries are intended to be part of a long-term path of growth, both domestically and internationally.  Currently, the Company plans on the development of devices for monitoring in the cardiovascular area and for diagnosing neurological issues.  These devices are under development.  The management of the Company also intends to use the new subsidiaries as a platform of potential strategic acquisitions of businesses involved in the cardiovascular monitoring and neurological diagnosis industries.  The Company expects no revenue from these units for at least two years.

Effective in 2013, to our knowledge, there will be under the U.S. health reform law a 2.3% excise tax on the first sale of medical devices, with certain exceptions.  The Company is considering the impact on the Company of the new law and this excise tax.

Products

The Company received most of its revenue in 2009 from the sale and rental of transcutaneous electrical nerve stimulation (“TENS”), interferential (“IF”) and neuromuscular electrical stimulation (“NMES”) devices and consumable supplies.  Revenue from the sale and rental of the NeuroMove is a small part of our total revenue.

We currently market and sell six Zynex-produced products and resell seven products purchased from others, all as indicated below:

Product Name	Description
Our Products

IF 8000	Combination IF and NMES device.

IF 8100	An easier to use, fixed program version of the IF8000.

E-Wave	Dual Channel NMES Device

TruWave	Dual Channel TENS Device

NM 900	NeuroMove. Electromyography (EMG) triggered Electrical Stimulation Device

TruWave Plus	Dual Channel combination TENS, NMES and IF Device

Resale Products

Conti4000	Electrical Stimulation Device for Incontinence Treatment

ValuTENS	Dual Channel TENS Device

DCHT	Cervical Traction Device

LHT	Lumbar Traction Device

LSO	Lumbar Support Device

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Pain Management and Control

Standard electrotherapy is a clinically proven and medically accepted alternative modality to manage acute and chronic pain.  Electrical stimulation has been shown to reduce most types of local pain, such as tennis elbow, neck or lower back pain, arthritis, and others. The devices used to accomplish this are commonly described as in the TENS family of devices.  Electrotherapy is not known to have any negative side effects, a significant advantage over most pain relief medications. The benefits of electrotherapy can include: pain relief, increased blood flow, reduced edema, prevention of venous thrombosis, increased range-of-motion, prevention of muscle disuse atrophy, and reduced urinary incontinence.

Electrotherapy introduces an electrical current applied through surface electrodes. The electrical current "distorts" a pain signal on its way to the central nervous system and the brain, thus reducing the pain. Additionally, by applying higher levels of electricity muscles contract and such contraction may assist in the treatments mentioned above.

Numerous clinical studies have been published over several decades showing the effectiveness of TENS for pain relief. Zynex has developed three products in the TENS category that have been cleared by the FDA: the TruWave, a digital TENS device, and the IF8000 and upgraded IF8100 IF stimulators which provide deeper stimulation. The TruWave is a "traditional" TENS type unit that delivers pain-alleviating electrotherapy, whereas the IF8000 is a more sophisticated unit with deeper pain alleviating and neuromuscular training settings. The TruWave Plus is capable of delivering the traditional TENS as one of its modalities.

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

According to information published by the American Heart Association in 2010, there is an estimated 6.4 million stroke survivors in the U.S., a population that is estimated to be growing by about 9% or 600,000 per year.  Stroke is a leading cause of serious, long term disability in the United States according to a survey of the US Bureau of the Census.

Because there has not been an overall SCI incidence study since the 1970s and many cases are unreported as such, definitive statistics are not available. However, the National Spinal Cord Injury Statistical Center reports that in 2008, living U.S. victims range between 229,000 and 306,000 and the National Spinal Cord Injury Statistical Center estimates 12,000 new survivors each year.

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

Because the NeuroMove increases the likelihood and reduces the time required for noticeable physical improvement as compared to traditional therapies used without the NeuroMove, we believe it can have positive effects in reducing society's annual stroke and SCI victim cost. The American Heart Association estimated that in 2010 alone, stroke costs would total more than $73 billion dollars. Similar data for SCI victims has not been compiled but the National Spinal Cord Injury Statistical Center estimates lifetime per victim costs range from $0.5 million to $3.1 million depending on age and the type of injury. NeuroMove related cost savings will come from reduced physical therapy, less medication, fewer post stroke accidents, less hospitalization and rehabilitation, more motivated patients, less support personnel and equipment, and reduced productivity loss.

Several independent NeuroMove clinical studies have been published in peer-reviewed journals. Abstracts from the studies can be reviewed at www.NeuroMove.com and the full studies can be obtained directly from the Company.

Muscle related problems

NMES increases the electrical intensity to cause muscle contraction and is otherwise applied in the same manner as with TENS units. We have developed the E-Wave, a specific digital device, for this application. Additionally, the IF8000 and IF8100 can be programmed for NMES applications. The FDA has cleared the IF8000, IF8100 and the E-Wave for this purpose.

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

Post-op recovery

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

The domestic and international markets for stroke and SCI rehabilitation technology are in the initial stages of development. According to information published in the American Heart Association “Heart Disease and Stroke Statistics – 2010 Update”, with approximately 6.4 million stroke survivors, growing approximately 8% a year, and approximately 229,000 - 306,000 SCI survivors, growing approximately 12,000 per year, in the U.S. alone there is a significant need for medically proven and effective stroke and SCI rehabilitative equipment. We believe these markets offer significant opportunity for profitable growth.

Key characteristics of our markets are:

•
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

•	Prior to payment, the third party payers often make significant payment "adjustments or discounts".

•	Some insurance companies do not as a matter of policy cover some of our products, which can result in the denial of payment or a demand for refund.

•	For marketing reasons, we typically do not require any payments from patients and instead look only to insurers.

•	The stroke and SCI markets have demonstrated that many patients and their caregivers will privately pay for the NeuroMove.

Sales Strategies

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

Our long-term plan is to increase our penetration of the standard electrotherapy market by further expanding our sales organization and broadening our product offering.  We currently produce relatively high gross margins for our products.  See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The high margins are possible in part because the products use a common technology platform with different software configurations, and some products are refurbished to original condition after being returned to the Company. We also plan to develop new products as indicated under “Current Business” above.

Product Assembly and Processing

Our product assembly strategy consists of the following elements:

•	At all times, comply with relevant regulatory requirements and regulations.

•
Use contract manufacturers as much as possible, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment. Domestically and internationally, there is a large pool of highly qualified contract manufacturers for the type of devices we assemble.

•	Test all units 100% in a real-life, in-house environment to help ensure the highest possible quality, patient safety, and reduce the cost of warranty repairs.

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

Our significant suppliers as of March 2010 are:

Axelgaard Manufacturing Co., LTD, Fallbrook, CA, US
Battery Warehouse Direct, Barrington, IL US
Byers Peak, Wheat Ridge, CO, US
Spectramed, Mount Vernon, OH, US

See Note 10 to the Consolidated Financial Statements regarding the Company’s primary supplier of electrotherapy products.

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

More than a majority of our revenue is derived from patients with private health insurance carriers with insurance plans, typically known as HMO or PPO, on behalf of their insureds.  The balance of the revenue is received from Medicare and Medicaid, worker's compensation agencies, attorneys representing injured patients, hospitals, U.S. and international distributors. Patients associated with one private health insurance carrier account for approximately 23% of our 2009 net revenue. Patients associated with a second private health insurance carrier account for approximately 13% of our 2009 net revenue.

More than a majority of our revenue depends upon recurring revenue.  Recurring revenue results from renting our products typically for two to five months.  In terms of sales of products, our primary source of recurring revenue is the sale of surface electrodes and batteries sent to existing patients each month. The electrodes transmit the electrical charge from the device to the patient and are an essential component of the treatment modality.

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

Intellectual Property

We believe that our products contain certain proprietary software. In the future, we may seek patents for advances to our existing products and for new products as they are developed.  A patent application for NeuroMove technology was withdrawn during 2008, and we currently own no patents.

We hold registered trademarks for NeuroMove in the U.S. and the European Union. Zynex and Zynex Medical are trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

Regulatory Approval And Process

All our products are classified as Class II (Medium Risk) devices by the Food and Drug Administration (FDA), and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is governed by the FDA, and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, the company introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976. When the FDA determines that the device is substantially equivalent, the agency issues a "clearance" letter that authorizes marketing of the product. We are also regulated by the FDA's cGMP and QSR division (Quality Systems Regulation), which is similar to the ISO9000 and the European EN46000 quality control regulations. All our current products have obtained the requisite FDA clearance or (based on management's interpretation of the regulations) are exempt from the FDA clearance process.

In September 2009, the Company obtained accreditation as a Medicare DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics, and Supplies) supplier, as required to maintain its status as provider to Medicare and several private health insurance companies. The accreditation was performed by the Compliance Team, one of ten organizations certified to audit and accredit durable medical equipment providers in the U.S.

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

Federal health care laws apply to us when we submit a claim to Medicare, Medicaid or any other federally funded health care program. The principal federal laws that we must abide by in these situations include:

•	Those that prohibit the filing of false or improper claims for federal payment.

•	Those that prohibit unlawful inducements for the referral of business reimbursable under federally funded health care programs.

The federal government may impose criminal, civil and administrative penalties on anyone who files a false claim for reimbursement from Medicare, Medicaid or other federally funded programs.

A federal law commonly known as the "anti-kickback law" prohibits the knowing or willful solicitation, receipt, offer or payment of any remuneration made in return for:

•	The referral of patients covered under Medicare, Medicaid and other federally-funded health care programs; or

•	The purchasing, leasing, ordering, or arranging for any goods, facility, items or service reimbursable under those programs.

See “Current Business” above for information on the U.S. health reform law enacted in March 2010.

Employees

As of December 31, 2009, we employed 97 full time employees (an increase from 76 as of December 31, 2008). We also engage a number of independent contractors, commission-only sales representatives. We believe our relations with all of our employees and independent contractors are good. We are subject to the minimum wage and hour laws and provide usual and customary employee benefits such as vacation, sick leave and health and dental insurance.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets. This will require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our operating plans and respond to other contingencies such as:

•	shortfalls in anticipated revenues or increases in expenses;

•	the development of new products; or

•	the expansion of our operations, including the recruitment of additional sales personnel.

We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing.  Any additional equity financing may involve substantial dilution to our then existing stockholders.  Any debt financing would require the approval of CapitalSource, which is the lender under our line of credit.

WE HAVE LIMITED LIQUIDITY BECAUSE OUR CASH REQUIREMENTS INCREASE AS OUR OPERATIONS EXPAND

Our limited liquidity is primarily a result of (a) the required high levels of inventory with sales representatives that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rental orders prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer, (c) the high level of outstanding accounts receivable because of deferred payment practices of third-party health payers, (d) the need for expenditures on improvements to the Company’s internal billing processes, (e) the delayed cost recovery inherent in rental transactions and (f) increased commitments resulting from the premises lease signed in November 2009.

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

HOSPITALS AND CLINICIANS MAY NOT BUY, PRESCRIBE OR USE OUR PRODUCTS IN SUFFICIENT NUMBERS, WHICH COULD RESULT IN DECREASED REVENUES.

Hospitals and clinicians may not accept the IF8000, IF8100, TruWave, TruWave Plus, E-Wave or NeuroMove NM900 products as effective, reliable, and cost-effective. Factors that could prevent such institutional customer acceptance include:

•	If customers conclude that the costs of these products exceed the cost savings associated with the use of these products;

•	If customers are financially unable to purchase these products;

•	If adverse patient events occur with the use of these products, generating adverse publicity;

•	If we lack adequate resources to provide sufficient education and training to Zynex's customers; and

•	If frequent product malfunctions occur, leading clinicians to believe that the products are unreliable.

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

WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS, TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS.

We regard our trademarks, our trade secrets and other intellectual property as an integral component of our success. We rely on trademark law and trade secret protection and confidentiality agreements with employees, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We currently own no patents. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose our competitive position.

SUBSTANTIAL COSTS COULD BE INCURRED DEFENDING AGAINST CLAIMS OF INFRINGEMENT.

Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe Zynex's ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

•	Cease selling, incorporating, or using products that incorporate the challenged intellectual property,

•	Obtain a license from the holder of the infringed intellectual property right on reasonable terms, if at all, and

•	Re-design Zynex's products incorporating the infringed intellectual property.

COMMERCIALIZATION OF OUR PRODUCTS COULD FAIL IF IMPLEMENTATION OF OUR SALES AND MARKETING STRATEGY IS UNSUCCESSFUL.

A significant sales and marketing effort may be necessary to achieve the level of market awareness and sales needed to achieve our financial projections. To increase sales and rental of our products we may utilize some or all of the following strategies in the future:

•	Contract with, hire and train sales and clinical specialists;

•	Build a sales force, including the need to quickly increase the number of sales representatives in order to meet internal projections for sales growth;

•	Manage geographically dispersed operations;

•	Explore potential reseller and original equipment manufacturer (OEM) relationships and assure that reseller and OEMs provide appropriate educational and technical support;

•	Promote frequent product use to increase sales of consumables: and,

•	Enter into relationships with well-established distributors in foreign markets.

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

WE NEED TO EVALUATE THE EFFECTS ON OUR BUSINESS OF THE U.S. HEALTH REFORM LAW OF MARCH 2010, WHICH MAY BE IN PART BENEFICIAL AND IN PART DETRIMENTAL.

The new health law in the U.S. may broaden in the future the population with health insurance, thus possibly encouraging use of our products.  However, we have not yet evaluated the direct and indirect effects of the new law on, among other things, (a) the health insurance companies and Medicare that pay for patients’ use of our products, (b) third-party payors’ policies, procedures and coverage for our products and (c) the amounts which the these third-party payors will pay for patients’ use of our products.  Effective in 2013, there will be under the U.S. health reform law a 2.3% excise tax on the first sale of medical devices, with certain exceptions.  We do not know if this tax, to the extent applicable to any of our products and transactions, can be passed on to the third-party payors.

CHANGES IN COVERAGE AND REIMBURSEMENT POLICIES FOR OUR PRODUCTS BY MEDICARE OR REDUCTIONS IN REIMBURSEMENT RATES FOR OUR PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

In the United States, our products are prescribed by physicians for their patients. Based on the prescription, which Zynex considers an order, we submit a claim for payment directly to third-party payors such as private commercial insurance carriers, Medicare or Medicaid and others as appropriate and the payer reimburses Zynex directly.  Federal and state statutes, rules or other regulatory measures that restrict coverage of our products or reimbursement rates could have an adverse effect on our ability to sell or rent our products or cause physical therapists and physicians to dispense and prescribe alternative, lower-cost products.

With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage of our durable medical equipment, including our TENS and NMES devices. These changes included a freeze in payments for our durable medical equipment from 2004 through 2008, competitive bidding requirements, and new clinical conditions for payment and quality standards. Although these changes affect our products generally, specific products may be more or less affected by the Medicare Modernization Act's provisions.

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

In addition, in 2003, the Centers for Medicare and Medicaid Services, or CMS made effective an interim final regulation implementing "inherent reasonableness" authority, which allows adjustments to payment amounts for certain “outlier” items and services covered by Medicare when the existing payment amount is determined to be "grossly excessive" or "grossly deficient " The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount. The regulation remains in effect after the enactment of the Medicare Modernization Act, although the new legislation precludes the use of inherent reasonableness authority for payment amounts established under competitive bidding. Medicare and Medicaid accounted for approximately 6% of our total sales and rental income for 2009. When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain of our products, which could have a material adverse effect on our results of operations.

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

OUR PRINCIPAL OFFICER OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our Chief Executive Officer and a director, Thomas Sandgaard, beneficially owns approximately 60.0% of our outstanding common stock as of March 27, 2010. As a result, Mr. Sandgaard has the ability to control substantially all matters submitted to our stockholders for approval, including:

•	Election of our board of directors;

•	Removal of any of our directors;

•	Amendment of our certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING COULD MATERIALLY AND ADVERSELY IMPACT OUR BUSINESS.

For the four years 2005 through 2008 we reported material weaknesses in internal control over financial reporting.  We took remediation steps to eliminate those material weaknesses but continue to have certain significant deficiencies in such internal controls.  Any material weaknesses in the future could result in financial statements with material errors or inaccuracies.  If these types of problems occur in the future, in addition to any impact on our stock price, they could also result in defaults under our line of credit and could affect adversely our reputation, which collaterally could affect our ability to retain sales personnel and business relationships with insurance companies paying for our products and vendors.

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

AN UNFAVORABLE OUTCOME IN PENDING LITIGATION COULD AFFECT ADVERSELY OUR FINANCIAL CONDITION AND OPERATIONS.

We are currently the subject of a consolidated lawsuit, brought in April 2009, alleging securities law violations in regard to unaudited interim financial statements for the first three quarters of 2008 which were restated.  If this lawsuit is ultimately not covered by our insurance, or if any liability, settlement or defense costs cumulatively exceed our insurance limit of $5 million, this lawsuit could materially and adversely affect our cash flow, financial condition and financial results to the detriment of our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In December 2009, the Company began moving its headquarters, office, plant and warehouse to its current facility in Lone Tree, Colorado. The move was completed in February, 2010. This space, consisting of 75,000 square feet, is leased under a 69-month agreement, expiring in September 2015, at an annual operating expense of approximately $1,440,000 plus, after the first year, property taxes and common area maintenance expenses. The Company believes that this newly leased property is sufficient to support its requirements until the lease expires. See Note 7 to the Consolidated Financial Statements for information on this lease and rental payments under it.

ITEM 3. LEGAL PROCEEDINGS

A lawsuit was filed against the Company, its President and Chief Executive Officer and its Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and April 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits allege substantially the same matters and have been consolidated. The lawsuits refer to the April 1, 2009 announcement of the Company that it would restate its unaudited interim financial statements for the first three quarters of 2008. The lawsuits purport to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and March 31, 2009. The lawsuits allege, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.

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

We are not a party to any other material pending or threatened legal proceedings.  For information on a refund claim and settlement of it during the fourth quarter of 2008, please see Note 12 to the Consolidated Financial Statements in this Report, which Note is incorporated herein by reference.

ITEM 4. RESERVED

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

PERIOD	HIGH	LOW

Year ended December 31, 2008
First Quarter	$1.78	$1.15
Second Quarter	$1.81	$1.30
Third Quarter	$6.14	$1.74
Fourth Quarter	$5.20	$1.23

Year ended December 31, 2009
First Quarter	$1.69	$1.00
Second Quarter	$1.18	$0.46
Third Quarter	$1.05	$0.89
Fourth Quarter	$1.74	$1.04

As of March 24, 2010, there were 30,497,318 shares of common stock outstanding and approximately 230 registered holders of our common stock.

The Company has never paid any cash dividends on our capital stock and does not anticipate paying any cash dividends on the common shares in the foreseeable future. The Company intends to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors (the "Board") and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.  The Company’s revolving line of credit with CapitalSource contains a prohibition on cash dividends on the Company’s stock.

Unregistered sales of common stock

In February 2009, 100,000 shares of common stock were issued for cash of $32,000 upon the exercise of stock options. In September 2009, 329,867 shares of common stock were issued for cash of $105,557 upon the exercise of warrants. In October 2009, 100,000 shares of common stock were issued to a firm as non-cash compensation, valued at $100,000. We made no general solicitation, and we believe that the issuance of shares met the standards for purchases under an exemption for a non-public offering or for an exchange of securities.

During 2009, 72,660 shares of common stock were issued to individuals as non-cash compensation for services rendered, valued at $87,950.  We made no general solicitation, and we believe that the issuance of the shares met the standards for purchases under an exemption for a non-public offering or did not constitute a sale.

There were there no stock repurchases by the Company during 2009 or 2008.

See Item 11, Executive Compensation, for information on the equity compensation plan of the Company

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For 2009, Zynex reported net revenue of $18,681,242, an increase of 59% from 2008 and net income of $2,382,312, an increase of 2,047% from 2008.  The revenue increase was primarily accomplished through recruitment of experienced sales representatives over the last four years ended December 31, 2009.

The increase in net income was primarily due to the increase in revenue in 2009. There was also a significant impact in 2008, as a result of our not recognizing revenues from the rental of certain devices to insureds of Anthem Blue Cross Blue Shield during the third and fourth quarters due to a refund claim of Anthem which was settled in November 2008. During 2009, the Company continued to place devices with insureds of Anthem Blue Cross Blue Shield which were covered. See Note 12 to the Consolidated Financial Statements in this Report.

The incremental addition of industry-experienced sales representatives during 2006, 2007, 2008 and 2009 allowed us to increase our market presence and increase orders during 2008 and 2009. As a result of the sales force expansion, our total orders increased 26% from approximately 24,900 in 2008 to approximately 31,500 in 2009.  The level of orders for our products is significant in terms of (1) rental income, which we anticipate receiving on a recurring basis over the time which patients use our products, subject to our ability to collect the rentals and the contractual adjustments by insurers, and (2) corresponding recurring sales of electrodes and other supplies for the products.

The Company does expect to see a seasonal impact on net revenue. The first quarter of the calendar year is likely to be impacted by many patients having their deductible period in the beginning of the calendar year. The Company may reduce the estimate for collectibility in this period to properly estimate net revenue.

RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes contained in this Report.

Net Rental Revenue. Net rental revenue for the year ended December 31, 2009, was $10,534,396, an increase of $2,596,073 or 33% compared to $7,938,323 for the year ended December 31, 2008. The increase in net rental revenue for the year ended December 31, 2009 was due primarily to an increase in prescriptions (orders) for rentals of the Company’s electrotherapy products and a greater number of products in use during the 2009 year. Related reasons for the increase in net rental revenue are indicated in “Net Sales and Rental Revenue” below. In addition, net rental revenue slowed in the third and fourth quarter of 2008 because we did not recognize revenues from the rental of certain devices to insureds of Anthem Blue Cross Blue Shield during the quarters due to a refund claim of Anthem which was settled in November 2008. As part of the settlement, the Company agreed to pay Anthem $679,930 and forego unpaid claims in existence at June 30, 2008 of $329,664. Substantially all of this $1,009,594 relates to and decreased net rental revenue. See Note 12 to the Consolidated Financial Statements in this Report.

Net rental revenue for the year ended December 31, 2009 made up 56% of net sales and rental revenue compared to 67% for the year ended December 31, 2008. The primary reason for the decrease as a percentage of net sales and rental revenue was due to the increase of net sales revenue for the reasons discussed below.

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

Net Sales Revenue. Net sales revenue for the year ended December 31, 2009, was $8,146,846, an increase of $4,321,611 or 113% compared to $3,825,235 for the year ended December 31, 2008. The increase in net sales revenue for the year ended December 31, 2009, compared to the year ended December 31, 2008 was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products, a full year of selling batteries in 2009 compared to only partial year battery sales in 2008, the addition of Lumbar Support products which are complementary to the Company’s electrotherapy products and only sold, not rented, as well as higher levels of products sold. The majority of net sales revenue ($6,290,991 in 2009 and $3,492,367 in 2008) is derived from surface electrodes and batteries sent to existing patients each month as consumable supplies for our electrotherapy products. Other reasons for the increase in net sales revenue are indicated in “Net Sales and Rental Revenue” below.

Net sales revenue for the year ended December 31, 2009 made up 44% of net sales and rental revenue compared to 33% for the year ended December 31, 2008. The increase as a percentage of net sales and rental revenue was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products and other reasons indicated above for the increased sales.

Net Sales and Rental Revenue. Net sales and rental revenue for the year ended December 31, 2009, was $18,681,242, an increase of $6,917,684 or 59% compared to $11,763,558 for the year ended December 31, 2008. The increase in net sales and rental revenue for the year ended December 31, 2009, compared to the year ended December 31, 2008 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s electrotherapy products and the resulting greater number of products in use during 2009. The increased orders resulted from the expansion of the industry-experienced sales force in 2006 through 2009, and greater awareness of the Company's products by end users and physicians. Products in use create recurring rental revenue and sales of consumable supplies for those products. Results in 2008 were also significantly impacted by our not recognizing revenues from the rental of certain devices to insureds of Anthem Blue Cross Blue Shield during the third and fourth quarters due to a refund claim of Anthem which was settled in November 2008.  See Note 12 to the Consolidated Financial Statements in this Report.

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

As indicated earlier in this Report, we introduced, during the fourth quarter of 2009, a new product into our line of electrotherapy products. The product, called TruWave Plus, is based upon the Company’s existing hardware platform. TruWave Plus is capable of delivering three modalities of stimulation, traditional Transcutaneous Electrical Nerve Stimulation (TENS), inferential, and NeuroMuscular Electrical Stimulation (NMES), within the same product. We do not know what reimbursement levels will be allowed by third party payors for sale or rental of this new product and we do not know whether coverage will be denied under any disallowance policies.

Since the fourth quarter of 2009, the Company has been in the process of engaging an additional 25 industry-experienced sales representatives in major cities across the United States. These additions are part of the growth plans of the Company.

Net sales and rental revenue by quarter were as follows.

	2009	2008

First quarter	$4,232,344	$2,588,720
Second quarter	4,346,588	3,040,460
Third quarter (see Note 12 to the Consolidated Financial Statements)	4,690,715	2,198,738
Fourth quarter	5,411,595	3,935,640

Total net sales and rental revenue	$18,681,242	$11,763,558

Gross Profit. Gross profit for the year ended December 31, 2009, was $14,887,894 or 80% of net sales and rental revenue compared to $9,523,924 or 81% in 2008.  The increase in gross profit for the year ended December 31, 2009 as compared with the same period in 2008 is primarily because revenue increased from the year ended December 31, 2008. The decrease in gross profit percentage for the year ended December 31, 2009 as compared with the year ended December 31, 2008 is primarily from the increase of net sales revenue as a percentage of net rental and sales revenue as described above. Net sales revenue has a lower gross profit than net rental revenue. This decrease was partially offset by the impact in 2008 of not recognizing revenue from the rental of certain devices to insureds of Anthem during the third quarter of 2008 which reduced net sales and rental revenue in the third and fourth quarters of 2008.

Under the terms of the provider settlement discussed above, the Company has agreed to allow insureds of Anthem to continue to use the units for which we agreed to no longer bill Anthem. These units were depreciated while in use with these patients and the depreciation expense was included in Cost of Revenue even though no revenue was being derived from those units. The Company does not believe the depreciation expense for these units has significantly impacted operations.

Selling, General and Administrative. Selling, general and administrative expense for the year ended December 31, 2009, was $11,074,076, an increase of $1,859,328 or 20% compared to $9,214,748 for the year ended December 31, 2008.  The increase was primarily due to increases in sales representative commissions, payroll, and legal expenses.  The increases were in part offset by lower office and advertising costs. Commissions are based on orders and therefore increase at a lesser rate than net revenue.

The year ended December 31, 2009 included expenses related to the litigation discussed in Note 13 of the financial statements included in this report. The Company has expensed the expenditures in 2009 up to the deductible amount for legal costs under the Company’s Directors and Officers Insurance and expects the remaining defense costs to be covered by insurance.

The year ended December 31, 2008 included expenses for commissions earned by sales representatives on orders which did not result in collections, including in the third quarter rentals and sales of certain devices to the insureds of Anthem which the Company did not bill to Anthem.  The impact in 2008 was more significant than in prior years.  The Company pays commission based on orders received by the Company, with the collections dependent upon policies of the insurers and our internal processes.

In November 2009, the Company entered into a Lease Agreement for office, plant and warehouse space in Lone Tree, Colorado to serve as the Company’s headquarters. Management anticipates that for accounting purposes the Company will have an annual rental expense of approximately $1,440,000 throughout the term of the lease. The Company recorded approximately $44,000 of expense for the new lease in 2009. The Company had office rent expense of approximately $224,000 in 2009 and $281,000 in 2008.

Interest and other income or expense.  Interest and other income (expense) is comprised of interest income, interest expense, other income (expense) and gain on the value of a derivative liability.

Interest expense for the year ended December 31, 2009, was $164,990, an increase of $99,370 or 151% compared to $65,620 for the year ended December 31, 2008. The increase in interest expense resulted primarily from the Company's borrowing under the line of credit established in September 2008.

The gain on value of a derivative liability of $171,530 for the year ended December 31, 2009, reflects a reduction in the fair value of certain outstanding warrants (these warrants were exercised in September, 2009 and are no longer outstanding). See “Derivative Warrant Liability” in Note 8 to the Consolidated Financial Statements in this Report.

Income tax expense.  We reported income tax expense in the amount of $1,441,000 for the year ended December 31, 2009 compared to $160,000 for the year ended December 31, 2008.  This is primarily due to our having increased pre-tax income of $3,823,312 for the year ended December 31, 2009 compared to $270,952 of pre-tax income for the year ended December 31, 2008. The increase in income before taxes was primarily due to increased revenue as described above. The effective tax rate is 38% for the year ended December 31, 2009. The effective tax rate is a result of the federal rate of 34% and state taxes (net of federal effect) of 4%.

LIQUIDITY AND CAPITAL RESOURCES

Line of Credit

See Note 6 of the Consolidated Financial Statements in this Report for information on a line of credit established with Marquette Healthcare Finance in September 2008 and terminated in March 2010 and for information on a line of credit established with CapitalSource Bank in March 2010.

On March 19, 2010, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Bank, a California industrial bank. The Credit Agreement provides the Company with a revolving credit facility of up to $3,500,000.

The Company may borrow, repay and reborrow under the Credit Agreement. The amount available for advances under the Credit Agreement cannot exceed the lesser of the facility cap of $3,500,000 and 85% of the borrowing base less certain amounts reserved. The borrowing base is generally the net collectible dollar value of the Company’s eligible accounts. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month that was imposed under Regulation D of the Board of Governors of the Federal Reserve System, plus 4.0%. Interest is payable monthly. The Credit Agreement is secured by a first security interest in all of the Company’s assets, including accounts, documents, chattel paper, commercial tort claims, deposit accounts, general intangibles, goods, instruments, investment property, letter-of-credit rights, intellectual property, cash, and 100% of the shares of Zynex Medical, Inc., which are owned by Zynex, Inc., and other assets. Although the Credit Agreement may be terminated earlier by either party under certain circumstances, the Credit Agreement will terminate and must be paid in full, on March 19, 2013.

Limited Liquidity

We have limited liquidity.  Our limited liquidity is primarily a result of (a) the required high levels of inventory with sales representatives that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rental orders prior to receiving payments for the corresponding product by insurers, (c) the high level of outstanding accounts receivable because of the deferred payment practices of third-party health payors, (d) the need for expenditures to make improvements to the Company’s internal billing processes (e) delayed cost recovery inherent in rental transactions and (f) increased commitments resulting from the premises lease signed in November 2009. Our growth results in higher cash needs.

Our long-term business plan continues to contemplate growth in revenues and thus to require, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, and the increase in office lease payments to support of the higher level of operations.

The plans of the Company’s management indicate that the Company’s projected cash flows from operating activities and borrowing available under the CapitalSource line of credit will fund our cash requirements for the year ending December 31, 2010.

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the agreement for the line of credit and borrowing base limitations. Although the maximum amount of the line of credit is $3,500,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations and may be less than the maximum amount.

There is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for increases in our inventory of products as needed for growth.  We have no arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms.  Any additional debt would require the approval of CapitalSource.

Our limited liquidity and dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity.  Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity.

Cash provided by operating activities was $3,648,024 for the year ended December 31, 2009 compared to $715,160 of cash used by operating activities for the year ended December 31, 2008. The primary reasons for the increase in cash flow was the increase to net income, collections on accounts receivable and reduced increases to inventory in 2009 compared to 2008, offset by payments on accrued liabilities.

Cash used in investing activities for the year ended December 31, 2009 was $943,901 compared to cash used in investing activities of $1,400,895 for the year ended December 31, 2008. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of capital equipment.

Cash used in financing activities was $1,841,478 for the year ended December 31, 2009 compared with cash provided by financing activities of $2,116,055 for the year ended December 31, 2008.  The primary financing uses of cash in 2009 were payments on the line of credit and notes payable partially offset by proceeds from the sale of stock. The primary financing source of cash in 2008 were from proceeds from borrowings under the Marquette line of credit and the sales of common stock partially offset by payments on notes payable.

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2009.

Payments Due by Period:
Significant Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5+ Years

Notes payable	$--	$--	$--	$--	$--
Line of credit	--	--	--	--	--
Anthem obligation	--	--	--	--	--
Capital lease obligations	127,077	105,530	15,816	5,931	--
Operating leases	8,832,569	366,603	3,384,717	3,675,000	1,406,250

Total contractual cash obligations	$8,959,646	$472,133	$3,400,533	$3,680,931	$1,406,250

In November 2009, the Company entered into a Lease Agreement for office, plant and warehouse space in Lone Tree, Colorado to serve as the Company’s headquarters. The term of the Lease Agreement is 69 months; provided, however, that the Lease Agreement may be terminated after 42 months upon payment of a termination fee as set forth in the Lease Agreement. The Lease Agreement provides for a five year renewal option at the then market rental rate. During the first year of the Lease Agreement, the annual rental payment will be $300,000. In the second, third, fourth and fifth years, the annual rental payment will be $1,650,000, $1,725,000, $1,800,000, and $1,875,000, respectively. For months 61 through 69, the total rental payment will be $1,406,250.

In May and June 2007, Mr. Sandgaard made 24-month unsecured loans to the Company in the principal amounts of $50,000 and $24,000 for a total amount of $74,000, The loans bear interest at 8.25% per annum and require monthly payments of $2,267, commencing June 2007 and $1,088 commencing July 2007, for a total of $3,355.  As of December 31, 2009, these loans had been paid in full. The loans from Mr. Sandgaard were used for working capital purposes and repayment of the Note Payable to Ascendiant Capital Group, LLC.

In September 2007, Mr. Sandgaard made a loan to the Company in the principal amount of $59,500.  The loan bears interest at 8.25% per annum commencing September 30, 2007 and is a demand note.  As of December 31, 2009, this loan had been paid in full.  The loan from Mr. Sandgaard was used for working capital purposes.

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

Use of Estimates: Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The most significant management estimates used in the preparation of the financial statements are associated with the allowance for provider discounts and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, share-based compensation and income taxes.

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

A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third party payors. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by third party providers and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third party payors that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. The Company determines the amount of the allowance, and adjusts the allowance at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.

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

Share-based Compensation:  The Company accounts for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period).

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

The Company does not have an accrual for uncertain tax positions as of December 31, 2009 and 2008.  The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath, P.C. dated March 31, 2010, are filed as part of this report starting on page F-1 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").  Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation, concluded that internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs that follow, provides information concerning each of the Company's directors including specific experience, qualifications, attributes or skills that led the board to conclude that such person should serve as director and other executive officers at March 25, 2010:

		Director
Name	Age	Since	Position or Office

Thomas Sandgaard	51	1996	President, Chief Executive Officer, Director and Chairman

Taylor Simonton	65	2008	Director, Chair of Audit Committee

Mary Beth Vitale	56	2008	Director, Member of Audit Committee

Fritz G. Allison	50	N/A	Chief Financial Officer

During the five years preceding the date of this report, the director and executive officers named above have not been convicted in any criminal proceeding nor are they subject to any pending criminal proceeding.

Mr. Sandgaard founded the Company in 1996 after a successful European based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from Odense Teknikum, Denmark and an MBA from the Copenhagen Business School. Mr. Sandgaard founded the Company’s business and has been a director since the business was acquired by the Company. Valued Skills:  Mr. Sandgaard has an in-depth knowledge of the industry, the history and the operations of the Company. Mr. Sandgaard has a long-standing commitment to the Company and  is the driving force as to the Company and its strategies.

Taylor Simonton was elected to the Board in October 2008.  Principal Occupation: Mr. Simonton spent 35 years at PricewaterhouseCoopers LLP, including 23 years as an audit partner in the firm’s Accounting and Business Advisory Services practice before retiring in 2001. While serving in the PricewaterhouseCoopers National office from 1998 to 2001, Mr. Simonton was a member of the Risk & Quality Group that handled all auditing and accounting standards, SEC, corporate governance, risk management and quality matters for the firm. Prior to that, Mr. Simonton participated in the firm’s Partner International Program for three years, during which time he assisted Colombian companies in-country with capital-raising activities in the United States, consulted to major companies and coordinated IPO assistance and advised on due diligence and SEC regulatory matters. Other Directorships: Until February 2007, Mr. Simonton served on the Board of Directors of Fischer Imaging Corporation, a public company that designed, manufactured and marketed specialty medical imaging systems, and served as its Audit Committee chair and, at various times, as a member of each of its Compensation, Governance and Special Investigation (chair) Committees. Since October 2005, Mr. Simonton currently serves on the Audit Committee (chair October 2005 – June 2009) and Nominating & Governance Committee of Red Robin Gourmet Burgers, Inc., a public company that is a casual dining restaurant chain focused on serving high quality gourmet burgers in a family-friendly atmosphere. Since June 2008, he has been the Lead Director and Chair of the Audit and Valuation Committees of Keating Capital, Inc., a publicly reporting closed-end investment fund.  Other Information: Mr. Simonton is well versed in corporate governance; he holds a Certificate of Director Education from the Corporate Directors Institute of the National Association of Corporate Directors (“NACD”). He also currently serves as the President of the Colorado Chapter of NACD since August 2008 and serves on that chapter’s board of directors.  In addition, he was admitted as an expert witness in accounting, auditing and corporate governance in United States District Court, District of Colorado, in March 2009. He holds an active CPA license and is deemed to be an “audit committee financial expert”.  He has been interviewed or quoted in two issues of Corporate Board Member Magazine in 2008 and 2009. During his thirty-five years with PriceWaterhouseCoopers, he assisted, audited or consulted to dozens of companies in a variety of industries, including medical device companies, and has experience in many aspects of business . In addition, his eight years of service on public company boards of directors includes strategic planning, executive compensation, acquisitions and divestitures and other matters.  Valued Skills: Mr Simonton’s substantial accounting, financial and Board experience. He is also an “audit committee financial expert”.

Mary Beth Vitale was elected to the Board in October 2008.  Principal Occupation:  Ms. Vitale is a co-founder of Pellera, a strategic communications and business development firm started in 2001. Ms. Vitale is a general management executive with 25 years experience in the telecommunications and consumer products industries. Previously, she had served as President, CEO and Chairman of the Board of WestwindMedia.com, President and COO of RMI.NET, and President-western states for AT&T. She was also a Commissioner on former Colorado Governor Bill Owens' Commission for Science and Technology. Other Directorships: Ms. Vitale previously served on the Board of Intrado, Inc., a publicly-traded technology company, from 1999 to 2004, sitting on the Audit, Compensation and Corporate Governance committees, and on the Board of RMI.Net, a publicly traded national e-business and convergent communications company from 1997 to 2000, sitting on the Audit Committee. Since January 2005, Ms Vitale has been a director of CoBiz Financial Inc., a public company which is a diversified financial holding company headquartered in Denver, Colorado and includes among its businesses a full-service business banking institution serving Colorado and Arizona. Ms. Vitale has been Chair of the Audit Committee of CoBiz Financial since May, 2006. Ms. Vitale is currently the Treasurer of the Colorado Chapter of the NACD. Valued Skills: Ms. Vitale has substantial management, marketing and Board experience. She is also an “audit committee financial expert”.

Mr. Allison was elected as Chief Financial Officer of Zynex in February 2007. Prior to joining Zynex, Mr. Allison served as a Financial Consultant for MSS Technologies, a Phoenix-based provider of business application solutions, since 2004. From December 2000 until March 2004, Mr. Allison was the Vice-President, Controller and Chief Financial Officer of Orange Glo International, Inc, a manufacturer of cleaning products in the consumer package goods industry. Previous positions include Manager of Corporate Accounting for J.D. Edwards & Co., Controller at Powercom-2000 and International Controller for CH2M Hill International. Mr. Allison holds a B.A. in Business Administration from the University of Southern California and was previously a Certified Public Accountant.

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

Code of Ethics

The Company has adopted a written code of ethics for each employee, including its Chief Executive Officer and Chief Financial Officer.  The code also applies to agents and representatives of the Company, including the Board of Directors, sales representatives and consultants.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, as to the Chief Executive Officer and the Chief Financial Officer, the only highly compensated executive officers whose salary plus bonus exceeded $100,000, information concerning compensation recorded for services to the Company in all capacities during the years ended December 31, 2009 and December 31, 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Sandgaard	2009	216,000	210,000	0	0	0	0	34,389(1)	460,389
Chief Executive Officer	2008	144,000	175,000	0	0	0	0	44,296(1)	363,296

Fritz G. Allison	2009	152,500	0	0	8,724	0	0	6,576(2)	167,800
Chief Financial	2008	132,000	0	0	7,704	0	0	4,667(2)	143,371
Officer

________________

    (1)           We pay for 100% of Mr. Sandgaard's health and dental insurance. In addition, two company vehicles and two home telephone lines are provided to Mr. Sandgaard at our expense.

    (2)           We pay for 100% of Mr. Allison's health and dental insurance.

    (3)           The Option Awards represents the fair value on the grant date of stock options granted in accordance with ASC topic 718 (formerly FASB 123R).   See Note 4 of Consolidated Financial Statements.

Employment Agreements

Thomas Sandgaard

On February 1, 2004, Zynex Medical, Inc. entered into a three-year employment agreement with the Company's President, Chief Executive Officer and former sole shareholder. The agreement expired January 31, 2007, and the agreement was automatically extended for an additional two-year period. The initial annual base salary under the agreement was $174,000 and could be increased annually at the board of directors’ discretion. The agreement also provided for a 50% annual bonus if annual net revenue exceeded $2.25 million, medical and life insurance, and a vehicle. The agreement contained a non-compete provision for the term of the agreement and 24 months following termination of the agreement.

The agreement was amended in 2005 to provide an annual base salary of $144,000 and quarterly bonuses. The agreement was amended again in July 2009 to provide an annual base salary of $288,000 and quarterly bonuses as follows:
Bonus Factor:		Quarterly Bonus Amount
Cash Collections: Actual vs. Budgeted
	Less than 100%	$ 0
	Equal or greater than 100%	$ 20,000
EBITDA: Actual vs. Budgeted
	Less than 100%	$ 0
	Equal or greater than 100%	$ 20,000

In 2009, Mr. Sandgaard earned $120,000 of bonus under the employment agreement. In addition, the Board of Directors of the Company awarded Mr. Sandgaard a cash bonus of $90,000 for his significant contributions to the Company in 2009. In determining the bonus amount, the Board of Directors took into account the Company’s achievements during 2009 including, among other things, that the Company: (i) has been certified by Medicare; (ii) is presently debt free; (iii) conducted a successful move to the Company’s new headquarters; and (iv) is expanding its number of sales representatives.

Fritz G. Allison

The Company has established the following compensation arrangements with Mr. Allison, effective February 19, 2007: A base salary of $8,000 per month, before taxes, for the first three months and $10,000 per month, before taxes, thereafter; a grant under the Company’s 2005 stock option plan of an option to purchase up to 100,000 shares of the Company’s common stock, with a ten year term starting February 19, 2007, an exercise price equal to $0.45 per share, the fair market value of the Company’s common stock on such date, and a vesting schedule of 25,000 shares vesting on the first anniversary of the date of grant and 25,000 shares vesting on each subsequent anniversary of the date of grant. Mr. Allison also receives full health and dental insurance coverage through the Company.

Effective September 16, 2008 the Company modified the compensation arrangements with Mr. Allison to the following: A base salary of $12,500 per month, before taxes and a bonus payable in 2008 in the form of an option grant for an additional 5,000 shares in the event one of the Company’s 10-K and 10-Q reports is filed on or before the due date and without extension. The target for 2008 was not met. Effective August 2009, the Company modified the compensation arrangements with Mr. Allison to the following:  A base salary of $13,000 per month, before taxes.

Outstanding Equity Awards at 2009 Year End

The following table sets forth information concerning unexercised options, stock that is not vested and equity incentive plan awards for each executive officer named in the Summary Compensation Table as of December 31, 2009:

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	(#)	Price	Date

Thomas Sandgaard	--	--	--	--	--

Fritz G. Allison (1)	50,000	50,000	--	$0.45	February 17, 2017
Fritz G. Allison (1)	1,000	1,000	--	$0.85	June 30, 2017
Fritz G. Allison (1)	1,000	1,000	--	$1.32	September 30, 2017
Fritz G. Allison (1)	1,000	1,000	--	$1.28	December 31, 2017
Fritz G. Allison (1)	500	1,500	--	$1.48	March 31, 2018
Fritz G. Allison (1)	500	1,500	--	$1.70	June 30, 2018
Fritz G. Allison (1)	--	6,000	--	$1.00	June 3, 2019
Fritz G. Allison (1)	--	2,000	--	$0.95	September 1, 2019
Fritz G. Allison (1)	--	2,000	--	$1.08	October 1, 2019

____________

(1)           For information on the vesting of the options for 100,000 shares of common stock held by Mr. Allison, see "Employment Agreements – Fritz G. Allison" above in this Item. Mr. Allison participates in the 2005 Stock Option Plan discussed below. Other options under the Plan vest over a four-year period.

Director Compensation

The following table shows the annual and other compensation of the non-employee directors at December 31, 2009 for services to the Company for 2009.

Director Compensation for 2009
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($ )
Taylor Simonton	21,000	30,000(2)	-	-	-	-	51,000
Mary Beth Vitale	14,500	20,000(2)	-	-	-	-	34,500

(1)
Amounts shown in the columns “Stock Awards” and “Option Awards” reflect the grant date fair value computed in accordance with ASC Topic 718.  The stock awards reflect the market price on the date of the award.

(2)
Mr. Simonton as Chair of the Audit Committee received $30,000 of shares of the Company for directors meetings held in 2009, and Ms. Vitale received $20,000 in shares of the Company for meetings during 2009.

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

The following table summarizes information with respect to each non-employee director’s outstanding stock options at December 31, 2009:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price $	Option Expiration Date
Taylor Simonton	12,000	-	5.10	October 5, 2018
Mary Beth Vitale	12,000	-	5.10	October 5, 2018

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of the Company's common stock as of March 24, 2009 by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s common stock, (ii) each of the Company’s directors, (iii) the Company’s executive officers named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons.

		Number of Shares		Percent
		Beneficially		Of
Name	Class of Stock	Owned	(1)	Class

Taylor Simonton	Common	47,196	(3)	--

Mary Beth Vitale	Common	35,463	(3)	--

Thomas Sandgaard	Common	18,175,500	(5)	59.6%
9990 Park Meadows Dr
Lone Tree, CO 80124

Fritz Allison 9990 Park Meadows Dr Lone Tree, CO 80124	Common	79,000	(2)	--

Other 5% Beneficial Owners

Intana Management, LLC(4)	Common	2,834,723	(4)	9.3%

All Directors and
Named Executive Officers
As a Group	Common	18,337,159		59.9%

_____________

(1) A person has beneficial ownership of any securities to which the person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days from March 24, 2010. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which the person has the right to acquire voting and/or investment power within 60 days.

(2) These shares are subject to stock options held by Mr. Allison

(3) 12,000 of these shares are subject to stock options held by the director.

(4) Based on Schedule 13G amendment filed jointly by Intana Management, LLC and Intana Capital Master Fund Ltd. on February 16, 2010, indicating shared voting and dispositive power by Intana Management of 2,834,723 shares and shared voting and dispositive power by Intana Capital Master Fund Ltd. Management of 2,588,589 shares.

(5) In September 2009, Mr. Sandgaard gifted 70,000 shares of common stock to various family members but who are not considered immediate-family.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2009 about shares of common stock available for issuance under the Company's equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Plan Category	(a)	(b)	(c)

Plans Approved by Shareholders (1), (2)	1,387,250	$1.10	1,495,000

(1)  All of these listed securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005.

(2)  Effective December 30, 2005, the primary stockholder, Thomas Sandgaard, approved the 2005 Stock Option Plan ("2005 Plan") that authorized the granting of options to purchase 3,000,000 shares of the Company's common stock, subject to adjustment for stock splits, recapitalizations and similar events. Options granted under the 2005 Plan may be either non-qualified or incentive and may be granted to employees, directors, independent contractors and consultants, at the discretion of the Board of Directors. The 2005 Plan is available for option grants until December 31, 2014. The 2005 Plan is administered by Zynex's President and Chief Executive Officer (the "Administrator"). The option price per share under the 2005 Plan must be the fair market value of the Company’s common stock on the date of grant unless such option is granted in substitution of options granted by a new employee's previous employer or the optionee pays or foregoes compensation in the amount of any discount. The options have a maximum term of ten years and will vest as determined by the Administrator. Options cease to be exercisable one month after termination of an optionee's continuous service due to reasons other than cause, and twelve months after death, disability or retirement. Options may be suspended or terminated if the Administrator or any person designated by the Administrator reasonably believes that the optionee has committed an act of misconduct against Zynex. Options are not transferable unless specified by the Administrator.

(3)   See “Director Compensation” above for information on stock options granted in 2008 as a sign-on bonus for the non-employee directors.

For information on the options held by Mr. Allison, see "Employment Agreements – Fritz G. Allison" in Item 11 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Sandgaard, because of his stock ownership and position as director, may be considered a “parent” of the Company.

We employ Mr. Sandgaard’s wife in a full time position as Billing Manager.  In addition, we employ Mr. Sandgaard’s two children.  The following table sets forth their compensation for services rendered in 2009 and 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Birgitte Sandgaard	2009	152,500	50,000	0	8,724	0	0	0	211,224
Billing Manager	2008	120,000	0	0	7,704	0	0	0	127,704

Joachim Sandgaard	2009	54,584	0	0	8,724	0	0	6,576	69,884
Information Services	2008	21,763	0	0	2,912	0	0	0	24,675

Martin Sandgaard	2009	19,613	0	0	8,724	0	0	0	28,337
Payment Application Specialist	2008	4,298	0	0	0	0	0	0	4,298

_________________

(1)           The Option Awards represents fair value on the grant date of stock options granted to each of the named related parties in accordance with ASC Topic 718. See Note 4 of Consolidated Financial Statements.

(2)           The Company provides health insurance to full time employees.

See information on the repayment of notes previously issued to Mr. Sandgaard as described under “Limited Liquidity” in Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following presents fees for professional services rendered by the Company’s independent registered public accounting firm (GHP Horwath, P.C.) for each of the years ended December 31, 2009 and December 31, 2008.

	GHP Horwath, P.C,
	2009	2008

Audit Fees	$118,100	$110,000
Audit Related Fees	-	-
Tax Fees	8,000	11,000
All Other Fees	-	-
Total	$126,100	$121,000

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

GHP Horwath, P.C. served as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2009 and 2008, and has served as such auditors since December 2005.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Zynex, Inc., incorporated by reference to
Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on October 7, 2008.

3.2	Amended and Restated Bylaws of Zynex, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2008.

4.1	Subscription Agreement, dated as of June 4, 2004, by and among the Company, Alpha Capital
Aktiengesellschaft, Stonestreet Limited Partnership, Whalehaven Funds Limited, Greenwich
Growth Fund Limited and Ellis International Limited, Inc., incorporated by reference to
Exhibit 4.1 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.

4.2	Form of A Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 of the
Company's registration statement filed on Form SB-2, filed July 6, 2004.

4.3	Form of B Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the
Company's registration statement filed on Form SB-2, filed July 6, 2004.

4.4	Form of C Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.4 of the
Company's registration statement filed on Form SB-2, filed July 6, 2004.

4.5	Escrow Agreement, dated as of June 4, 2004, by and among the Company, Alpha Capital
Aktiengesellschaft, Stonestreet Limited Partnership, Whalehaven Funds Limited, Greenwich
Growth Fund Limited, Ellis International Limited Inc. and Grushko & Mittman, P.C.,
incorporated by reference to Exhibit 4.5 of the Company's registration statement filed on
Form SB-2, filed July 6, 2004.

4.6	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the
Company’s Current Report on Form 8-K filed January 30, 2007.

4.7	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.2 of the
Company’s Current Report on Form 8-K filed January 30, 2007.

4.8	Form of Warrant, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly
Report on Form 10-QSB, filed August 18, 2006.

Exhibit Number	Description
10.1	Acquisition Agreement, dated as of January 27, 2004, by and among Zynex Medical
Holdings, Inc., Zynex Medical, Inc. and Thomas Sandgaard, incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, filed February 20, 2004.

10.2	Thomas Sandgaard Employment Agreement, incorporated by reference to Exhibit 10.2 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.

10.3	Amendment to Thomas Sandgaard Employment Agreement dated February 1, 2004, incorporated by reference to Exhibit 10.3 of the Company's Annual report on
Form 10-K filed April 15, 2005.

10.4	Amendment to Thomas Sandgaard Employment Agreement dated July 1, 2009, incorporated by reference to Exhibit 10.2 of the Company's Quarterly report on
Form 10-Q filed August 14, 2009.

10.5	Multi-Tenant Lease, dated January 20, 2004, by and between First Industrial, L.P., a Delaware limited partnership and the Company, incorporated by reference to
Exhibit 10.4 of the Company's Annual report on Form 10-K filed April 15, 2005.

10.6	Sublease, dated October 31, 2007 between the Company and Jones/NCTI, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 16, 2007.

10.7	2005 Stock Option Plan , incorporated by reference to Exhibit 10.5 of the
Company’s Annual report on Form 10-K filed April 15, 2005.

10.8	Promissory Note dated March 1, 2006 to Thomas Sandgaard, Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB
filed August 17, 2006

10.9	Promissory Note dated March 1, 2006 to Thomas Sandgaard, Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB
filed August 17, 2006

10.10	Promissory Note dated June 30, 2006 to Thomas Sandgaard, Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-QSB
filed August 17, 2006

10.11	Convertible Secured Promissory Note dated October 18, 2006 by the Company incorporated by reference to Exhibit 10.1 of the Company’s Current Report on
Form 8-K filed October 18, 2006.

10.12	Warrant dated October 18, 2006 by the Company to Ascendiant Capital Group, LLC,
incorporated by reference to Exhibit 10.2 of the Company’s Current Report on
Form 8-K filed October 18, 2006.

10.13	Security Agreement between Ascendiant Capital Group, LLC and the Company, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on
Form 8-K filed October 18, 2006.

Exhibit Number	Description

10.14	Subordination Agreement dated October 17, 2006 among Ascendiant Capital Group,
LLC, Silicon Valley Bank and the Company, incorporated by reference to Exhibit
10.4 of the Company’s Current Report on Form 8-K filed October 18, 2006.

10.15	Letter Agreement, dated May 3, 2007 with Ascendiant Capital Group, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on
Form 10-QSB filed May 18, 2007.

10.16	Amendment to Warrant between the Company and Ascendiant Capital Group, LLC,
Dated September 14, 2009, incorporated by reference to Exhibit 4.1 of the Company’s
Quarterly Report on Form 10-Q filed November 16, 2009.

10.17	Promissory Note dated May 16, 2007 by the Company to Thomas Sandgaard, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on
Form 8-K filed June 29, 2007.

10.18	Promissory Note dated June 15, 2007 by the Company to Thomas Sandgaard, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on
Form 8-K filed June 29, 2007.

10.19	Promissory Note dated September 30, 2007 by the Company to Thomas Sandgaard, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on
Form 10-QSB filed November 19, 2007.

10.20	Form of Indemnification Agreement for directors and executive officers (October 2008), incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K
filed with the Commission on October 7, 2008.

10.21	Loan and Security Agreement, dated September 22, 2008, among the Company and
Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance and Schedule A
thereto, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on
Form 8-K filed with the Commission on September 24, 2008.

10.22	Promissory Note, dated September 22, 2008, of the Company incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the
Commission on September 24, 2008.

10.23
Pledge Agreement, dated September 22, 2008, between the Company and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.24
Validity Guaranty, dated September 22, 2008, between Thomas Sandgaard and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.25
Subordination Agreement, dated September 22, 2008, among Thomas Sandgaard, the Company, and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

Exhibit Number	Description

10.26
Business Associate Agreement, dated September 22, 2008, among the Company, and Marquette Business Credit, Inc., d/b/a Marquette Healthcare Finance, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2008.

10.27	Letter Agreement dated April 7, 2009 with Marquette Healthcare Finance incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed
April 15, 2009

10.28
Amendment No. 1 to Loan and Security Agreement effective December 1, 2008, between Marquette Healthcare Finance and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2009.

10.29
Amendment No. 2 to Loan and Security Agreement effective December 1, 2008, between Marquette Healthcare Finance and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 6, 2009.

10.30
Lease Agreement, dated November 12, 2009, between Zynex Medical Inc. and Spiral Lone Tree, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 12, 2009.

10.31
Guarantee Agreement, dated November 12, 2009, among Zynex Medical Inc., Zynex, Inc. and Spiral Lone Tree, LLC, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 12, 2009.

10.32
Revolving Credit and Security Agreement, dated March 19, 2010, among Zynex, Inc., Zynex Medical Inc. and CapitalSource Bank, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 23, 2010.

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

ZYNEX, INC.
Date: March 31, 2010	By:	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chairman and Chief Executive Officer

Date: March 31, 2010	By:	/s/ Fritz G. Allison
Fritz G. Allison, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title		Signature

March 31, 2010	Thomas Sandgaard,	)
	Director,	)
	President and Chief	)
	Executive Officer	)	/s/ Fritz G. Allison
		)	Fritz G. Allison, for himself
March 31, 2010	Fritz G. Allison,	)	and as Attorney-in-Fact for the
	Chief Financial	)	named directors who together
	Officer	)	constitute all of the members
		)	of the Board of Directors and
March 31, 2010	Taylor Simonton,	)	for the named Officer
	Director	)
)
March 31, 2010	Mary Beth Vitale,	)
	Director	)

Zynex, Inc.

Consolidated Financial Statements
December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Zynex, Inc.

We have audited the accompanying consolidated balance sheets of Zynex, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP Horwath, P.C.
GHP Horwath, P.C.

Denver, Colorado
March 31, 2010

Zynex, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash	$862,645	$-
Accounts receivable, net	5,039,023	5,614,996
Inventory	2,033,790	2,209,600
Prepaid expenses	139,475	73,324
Deferred tax asset	864,000	648,000
Other current assets	76,852	70,032

Total current assets	9,015,785	8,615,952

Property and equipment, net	2,717,924	2,096,394
Deposits	166,250	-
Deferred financing fees	30,000	71,650

	$11,929,959	$10,783,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$-	$112,825
Line of credit	-	1,780,701
Current portion of notes payable and other obligations	95,216	37,358
Loans from stockholder	-	24,854
Accounts payable	1,126,543	1,037,205
Income taxes payable	905,343	670,000
Accrued payroll and payroll taxes	425,902	292,562
Other accrued liabilities	787,926	1,511,126

Total current liabilities	3,340,930	5,466,631

Notes payable and other obligations, less current portion	20,070	115,287
Deferred rent liability	543,663	-
Deferred tax liability	539,000	428,000

Total liabilities	4,443,663	6,009,918

Stockholders’ Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
30,497,318 (2009) and 29,871,041 (2008) shares issued and outstanding	30,497	29,871
Paid-in capital	4,356,878	3,676,621
Retained earnings	3,098,921	1,067,586

Total stockholders’ equity	7,486,296	4,774,078

	$11,929,959	$10,783,996

See accompanying notes to consolidated financial statements.

Zynex, Inc.
Consolidated Statements of Operations
Years Ended December 31,
	2009	2008
Net revenue:
Rental	$10,534,396		$7,938,323
Sales	8,146,846		3,825,235
	18,681,242		11,763,558

Cost of revenue:
Rental	1,564,149		736,957
Sales	2,229,199		1,502,677
	3,793,348		2,239,634

Gross profit	14,887,894		9,523,924

Selling, general and administrative expense	11,074,076		9,214,748

Income from operations	3,813,818		309,176

Other income (expense):
Interest income	4,129		424
Interest expense	(164,990)		(65,620)
Other (expense) income	(1,175)		26,972
Gain on value of derivative liability	171,530		-
	9,494		(38,224)

	3,823,312		270,952

Income tax expense	1,441,000		160,000

Net income	$2,382,312		$110,952

Net income per share:
Basic	$0.08	$		*

Diluted	$0.08	$		*

* Less than $0.01 per share

Weighted average number of common
shares outstanding:
Basic	30,122,486		28,988,648

Diluted	30,374,360		30,623,924

See accompanying notes to consolidated financial statements.

Zynex, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,382,312	$110,952
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation expense	677,407	424,452
Provision for provider discounts	57,262,662	29,052,562
Provision for losses in accounts receivable (uncollectibility)	596,000	393,000
Amortization of deferred consulting and financing fees	60,794	12,039
Gain on value of derivative liability	(171,530)	-
Issuance of stock for consulting services	187,949	95,821
Provision for obsolete inventory	267,000	204,000
Deferred rent expense	43,663	-
Gain on disposal of equipment	-	(26,972)
Employee stock based compensation expense	169,225	164,547
Deferred tax benefit	(105,000)	(100,000)
Changes in operating assets and liabilities:
Accounts receivable	(57,282,689)	(30,584,626)
Inventory	(91,190)	(1,475,906)
Prepaid expenses	(66,151)	(38,529)
Other current assets	(17,249)	(22,317)
Accounts payable	89,338	224,774
Accrued liabilities	(589,860)	1,091,043
Income taxes payable	235,343	(240,000)

Net cash provided by (used in) operating activities	3,648,024	(715,160)

Cash flows from investing activities:
Proceeds from disposal of equipment	-	47,000
Deposits	11,286	-
Purchases of equipment	(955,187)	(1,447,895)

Net cash used in investing activities	(943,901)	(1,400,895)

Cash flows from financing activities:
(Decrease) increase in bank overdraft	(112,825)	23,478
Net (payments on) borrowings from line of credit	(1,780,701)	1,783,957
Deferred financing fees	(30,000)	(56,878)
Payments on notes payable and capital leases	(37,358)	(305,791)
Repayments of loans from stockholder	(24,854)	(113,929)
Issuance of common stock	144,260	785,218

Net cash (used in) provided by financing activities	(1,841,478)	2,116,055

Net increase in cash and cash at end of period	$862,645	$-

Supplemental cash flow information:
Interest paid	$102,569	$27,629
Income taxes paid (including interest and penalties)	$1,310,910	$500,000

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through capital lease	$-	$165,754
Increase in deposit and deferred rent	$156,250	$-
Increase in leasehold improvements and deferred rent	$343,750	$-

See accompanying notes to consolidated financial statements.

Zynex, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

January 1, 2008	26,831,113	$26,831	$2,634,075	$956,634	$3,617,540

Issuance of common stock:
for option exercise	724,707	725	126,275	-	127,000
for warrant exercise	251,870	252	(252)	-	-
for warrant call, net of offering costs	1,920,351	1,920	604,799	-	606,719
for option exercise from 2005 plan	94,000	94	33,771	-	33,865
for cash	13,500	14	17,620	-	17,634
for employee incentive	5,000	5	7,395	-	7,400
for consulting services	30,500	30	88,391	-	88,421

Employee stock-based compensation expense	-	-	164,547	-	164,547

Net income	-	-	-	110,952	110,952

December 31, 2008	29,871,041	29,871	3,676,621	1,067,586	4,774,078

Cumulative effect of change in accounting principle - January 1, 2009 reclassification of equity-linked financial instrument to derivative liability	-	-	(87,085)	(350,977)	(438,062)

Derecognition of derivative liability	-	-	266,534	-	266,534

Issuance of common stock:
for option exercise	100,000	100	31,900	-	32,000
for option exercise from 2005 plan	23,750	24	6,679	-	6,703
for warrant amendment and services	100,000	100	99,900	-	100,000
for consulting services	72,660	72	87,877	-	87,949
for warrant exercise	329,867	330	105,227	-	105,557

Employee stock-based compensation expense	-	-	169,225	-	169,225

Net income	-	-	-	2,382,312	2,382,312

December 31, 2009	30,497,318	$30,497	$4,356,878	$3,098,921	$7,486,296

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(1) ORGANIZATION AND NATURE OF BUSINESS

Zynex, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Zynex Medical, Inc. (a Colorado corporation) are collectively referred to as the “Company”. The Company’s headquarters are located in Lone Tree, Colorado.

The Company designs, assembles and commercializes a line of FDA-cleared medical devices for the electrotherapy and stroke rehabilitation markets. The Company also purchases electrotherapy devices and supplies from other domestic and international suppliers for resale.

In 2009 and 2008, the Company generated substantially all of its revenue in North America from sales and rentals of its products to patients, dealers and health care providers. The amount of net revenue derived from Medicare and Medicaid programs for 2009 and 2008 was approximately 6% and 9% respectively.

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and Zynex Medical, Inc. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for provider discounts and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, share-based compensation and income taxes.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third party payors. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by third party providers and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third party payors that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. The Company determines the amount of the allowance, and adjusts the allowance at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.

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

At December 31, 2009 and 2008, the allowance for provider discounts and uncollectible accounts are as follows:

	2009	2008

Allowance for provider discounts	$26,511,415	$12,544,123
Allowance for uncollectible accounts receivable	1,435,000	1,203,000

	$27,946,415	$13,747,123

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

Changes in the allowance for uncollectible accounts receivable for the years ended December 31, 2009 and 2008 are as follows:
	2009	2008

Balances, beginning of year	$13,747,123	$5,901,724
Additions debited to net sales and rental revenue	57,858,662	29,445,562
Write-offs credited to accounts receivable	(43,659,370)	(21,600,163)

	$27,946,415	$13,747,123

RECLASSIFICATIONS

Certain minor reclassifications in the 2008 financial statements have been made to conform to the 2009 presentation.

INVENTORY

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At December 31, 2009 and 2008, the Company had a reserve for obsolete and damaged inventory of approximately $597,000 and $330,000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. As rental inventory contributes directly to the revenue generating process, the Company classifies the depreciation of rental inventory to cost of sales.

Cost, accumulated depreciation and the related estimated useful lives of property and equipment as of December 31, 2009 and 2008 are as follows:

	2009	2008	Useful lives

Office furniture and equipment	$563,075	$329,389	3-7 years
Rental inventory	3,170,228	2,466,412	5 years
Vehicles	59,833	59,833	5 years
Leasehold Improvements	369,935	8,500	2-6 years
Assembly equipment	10,690	10,690	7 years
	4,173,761	2,874,824
Less accumulated depreciation	(1,455,837)	(778,430)
	$2,717,924	$2,096,394

Repairs and maintenance costs are charged to expense as incurred.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

SHIPPING COSTS

Shipping costs are included in cost of sales and rentals.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period).

LEGAL DEFENSE COSTS

The Company  does not accrue for  estimated  future  legal and  related  defense costs,  if any, to be incurred in  connection  with outstanding  or  threatened litigation  and other  disputed  matters but rather records such as period costs when the services are rendered.

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2009 and 2008 totaled approximately $19,000 and $136,000, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2009 and 2008, was approximately $3,000 and $20,000, respectively. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.

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

The Company does not have an accrual for uncertain tax positions as of December 31, 2009 and 2008.  The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

FOREIGN CURRENCY TRANSACTIONS

Foreign currency transaction gains and losses are included in other income (expense) in the accompanying consolidated statements of operations. Foreign currency transaction gains for the years ended December 31, 2009 and 2008 were insignificant.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification became effective for the period beginning September 15, 2009, and impacts the Company’s financial statements, as all references to authoritative accounting literature is now referenced in accordance with the Codification.

On January 1, 2009, the Company adopted new accounting guidance related to the accounting for business combinations and related disclosures.  This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations.  The guidance also establishes expanded disclosure requirements for business combinations.  The Company will apply this new guidance to future business combinations, if any.

On January 1, 2009, the Company also adopted new accounting guidance related to the accounting for non-controlling (minority) interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary, and requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet.  It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.  Because the Company’s subsidiary is wholly-owned, there are no non-controlling interests, and as a result, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

In August 2009, the FASB provided clarification when measuring liabilities at fair value of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the preexisting fair value guidance. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2009, the FASB issued an update to existing guidance on accounting for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices will be required. This guidance is effective prospectively for interim and annual periods ending after June 15, 2010. The Company is currently evaluating the impact this guidance may have, if any, on its consolidated financial statement, but does not anticipate that this updated guidance will have a material impact.

(3) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the if-converted and treasury-stock methods .

The calculation of basic and diluted earnings per share for 2009 and 2008 is as follows:

	2009	2008
BASIC

Net income applicable to common stockholders	$2,382,312		$110,952

Weighted average shares outstanding, basic	30,122,486		28,988,648

Net income per share, basic	$0.08	$		*

DILUTED

Net income applicable to common stockholders	$2,382,312		$110,952

Weighted average shares outstanding, basic	30,122,486		28,988,648

Dilutive securities	251,874		1,635,276

Weighted average shares outstanding, diluted	30,374,360		30,623,924

Net income per share, diluted	$0.08	$		*
* Less than $0.01 per share

Certain potentially dilutive common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive as the options' exercise prices exceeded the average market price. The actual effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

Anti-dilutive shares as of December 31, 2009 and 2008, are as follows:
	2009	2008

2005 Stock Option Plan	393,500	24,000
Warrants	-	310,000

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(4)  STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the years ended December 31, 2009 and 2008, the Company recorded compensation expense related to stock options of $169,225 and $164,547, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

For the year ended December 31, 2009, the Company granted stock options to acquire 771,000 shares of common stock to employees at exercise prices that ranged from $0.95 to $1.08 per share. During the year ended December 31, 2008, the Company granted options to acquire 373,000 shares of common stock at exercise prices that ranged from $1.28 to $1.70 per share.

The Company used the following assumptions to determine the fair value of stock option grants during the years ended December 31, 2009 and 2008:

	2009	2008
Expected term	6.25 years	6.25 years
Volatility	115-117%	112-118%
Risk-free interest rate	2.8-3.4%	1.9-3.9%
Dividend yield	0%	0%

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

A summary of stock option activity under the Option Plan for the year ended December 31, 2009 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2009	732,500	$1.15

Granted	771,000	$1.01
Exercised	(23,750)	$0.28
Forfeited	(92,500)	$1.13
Outstanding at December 31, 2009	1,387,250	$1.10	7.0 Years	$212,738

Exercisable at December 31, 2009	283,750	$1.15	3.1 Years	$112,468

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(4)  STOCK-BASED COMPENSATION PLANS (continued)

A summary of status of the Company’s non-vested shares as of and for the year ended December 31, 2009 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Non-vested at January 1, 2009	577,000	$1.01

Granted	771,000	$0.87
Vested	(156,750)	$0.84
Forfeited	(87,750)	$0.97
Non-vested at December 31, 2009	1,103,500	$0.94

As of December 31, 2009, the Company had approximately $635,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately four years.

 (5)  INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2009 and 2008:

	2009	2008
Current tax expense
Federal	$1,340,000	$209,000
State	193,000	24,000
Penalties and interest	13,000	27,000

	1,546,000	260,000

Deferred tax benefit
Federal	(90,000)	(56,000)
State	(15,000)	(8,000)

	(105,000)	(64,000)

Decrease in valuation allowance	--	(36,000)

	$1,441,000	$160,000

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(5)   INCOME TAXES (continued)

A reconciliation of income tax computed at the U.S. statutory rate of 34% to the effective income tax rate is as follows:
	2009	2008

Statutory rate	34%	34%
State taxes	4%	4%
Permanent differences	-%	19%
Other	-%	2%

Effective rate	38%	59%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2009 and 2008 are as follows:
	2009	2008
Current deferred tax assets:
Accrued expenses	$111,000	$80,000
Accounts receivable	532,000	446,000
Inventory	221,000	122,000

Net current deferred tax asset	$864,000	$648,000

Long-term deferred tax liabilities:
Property and equipment	$(539,000)	$(428,000)

At December 31, 2008, income taxes payable included approximately $600,000 of unpaid 2007 income taxes which were paid in 2009.

(6)  NOTES PAYABLE

Marquette

Through March 19, 2010, the Company had a loan agreement with Marquette Healthcare Finance (“Marquette”) that provided Zynex with a revolving credit facility of up to $3,000,000 (the “Loan”). The Loan Agreement included a number of affirmative and negative covenants on the part of the Company, including Minimum EBITDA, a Minimum Debt Service Coverage Ratio, a Minimum Current Ratio and a prohibition on dividends on shares and purchases of any Company stock. The Company was in compliance with these covenants at December 31, 2009. As of December 31, 2009, the balance on the facility was $0 and maximum borrowings available were $2,654,000 (remaining availability of $2,654,000). The Company exercised an early termination right in this loan agreement effective March 19, 2010 and replaced it with a loan agreement with CapitalSource Bank outlined below.

CapitalSource

On March 19, 2010 (the “Closing Date”), the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Bank, a California industrial bank (“Lender”). The Credit Agreement provides the Company with a revolving credit facility of up to $3,500,000 (the “Credit Agreement”).

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(6)   NOTES PAYABLE (continued)

The Company may borrow, repay and reborrow under the Credit Agreement. The amount available for advances under the Credit Agreement cannot exceed the lesser of the facility cap of $3,500,000 (the “facility cap”) and 85% of the borrowing base less certain amounts reserved. The “borrowing base” is generally the net collectible dollar value of the Company’s eligible accounts. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month that was imposed under Regulation D of the Board of Governors of the Federal Reserve System, plus 4.0%. Interest is payable monthly. The Credit Agreement is secured by a first security interest in all of Zynex’s assets, including accounts, documents, chattel paper, commercial tort claims, deposit accounts, general intangibles, goods, instruments, investment property, letter-of-credit rights, intellectual property, cash, and 100% of the shares of Zynex Medical, Inc., which are owned by Zynex, Inc., and other assets. Although the Credit Agreement may be terminated earlier by either party under certain circumstances, the Loan will terminate under the terms of the Credit Agreement, and must be paid in full, on March 19, 2013.

Fees payable to the Lender under the Credit Agreement include an unused line fee of 0.042% per month on the difference between the average outstanding daily balance for the preceding month and the total facility cap, a one-time commitment fee of $70,000, and a monthly collateral management fee of 0.042% of the facility cap. Upon the termination of the Credit Agreement for any reason, Zynex will pay the Lender 2% of the facility cap if the termination occurs after the first anniversary but before the second anniversary of the closing date, and 1% of the facility cap if the termination occurs on or after the second anniversary, but before the third anniversary, of the closing date. If the termination occurs on or prior to the first anniversary of the closing date, Zynex will pay the Lender an amount equal to the product of (a) the all-in effective yield (as a percentage per annum) of the Credit Agreement for the six months prior to termination, (b) the facility cap and (c) the quotient of (i) the number of months in the remaining term and (ii) twelve.

The Credit Agreement includes a number of affirmative and negative covenants on the part of Zynex. Affirmative covenants cover, among other things, Zynex’s compliance with requirements of law, engaging only in the same businesses conducted on the Closing Date, accounting methods, financial records, notices of certain events, maintenance of insurance, uses of proceeds and financial reporting requirements. Zynex has granted a right of first refusal to the Lender with respect to any offer received by Zynex to provide any type of financing, pursuant to which the Lender will have a period of thirty days to agree to provide financing to Zynex on substantially the same terms. Zynex’s negative covenants under the Credit Agreement include financial covenants; specifically, maintaining minimum EBITDA, minimum fixed charge coverage ratio, minimum cash velocity and minimum liquidity. Other negative covenants include, among other things, restrictions on Zynex’s incurrence of indebtedness, creation of liens, acquisitions of stock or assets of any person or entity, making of any loans or guarantees, sales of assets or collateral, issuance of dividends and repurchase or redemption of any Zynex stock, and transactions with affiliates.

Events of Default under the Credit Agreement include, among other things: Zynex’s failure to pay any obligation under the Credit Agreement when due or perform or observe covenants or other obligations under the Credit Agreement or other loan documents or other documents pursuant to which Zynex owes any third party repayment of indebtedness (subject to certain cure periods in certain instances); the occurrence of a default or an event of default under any other loan document; the occurrence of certain events related to bankruptcy or insolvency; the occurrence of any material adverse change; a sale of all or substantially all of Zynex’s assets, or a change of control with respect to Zynex, Inc. or Zynex Medical, Inc., including any transaction that would result in any holders of twenty-five percent or more of Zynex voting stock immediately prior to a transaction, holding less than twenty-five percent of Zynex voting stock after such transaction.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(6)   NOTES PAYABLE (continued)

Upon the occurrence of an Event of Default, the Lender may, without notice or demand, terminate the Lender’s obligations to make additional advances under the Credit Agreement, and upon that termination, all principal that the Lender had already advanced to Zynex, and all accrued interest on that principal, would become due and payable by Zynex immediately, and the Lender would have the right, among other things, to foreclose on all of the assets of Zynex, including the stock of Zynex Medical.

Notes payable at December 31, 2009 and 2008, consisted of the following:

	December 31,	December 31
	2009	2008
Note payable under revolving line of credit facility	$--	$1,780,701

Motor vehicle contract payable in 60 monthly installments of $1,351;
annual interest at 15.1%; collateralized by automobile; paid in 2009	--	4,036

Note payable to landlord for furniture payable in 25 monthly installments of $280; annual interest of 8.2%; secured by furniture; paid in 2009	--	3,019

Total	--	1,787,756

Less current maturities	--	(1,787,756)

Long-term maturities	$--	$--

(7)   LEASES

The Company has commitments under various operating and capital leases that are payable in monthly installments.

In November 2009, the Company entered into a three-month license for the use of its previous space in Littleton, Colorado. The license provides for monthly rent of $26,014 through February 2010. The Company completed the move from this space in February 2010.

In November 2009, the Company entered into a lease of office, plant and warehouse space in Lone Tree, Colorado, which expires in September 2015. The term of the lease is 69 months; provided, however, that the lease may be terminated after 42 months upon payment of a termination fee. The lease provides for a five-year renewal option at the then market rental rate. During the first year of the lease, the annual rental payment will be $300,000. In the second, third, fourth and fifth years, the annual rental payment will be $1,650,000, $1,725,000, $1,800,000, and $1,875,000, respectively. For months 61 through 69, the total rental payment will be $1,406,250. The Company anticipates that for accounting purposes Zynex will have an annual rental expense of approximately $1,440,000 throughout the term of the lease. The lease includes a tenant allowance of $500,000, which is included in deferred rent liability, to be used for the security deposit of $156,250 and leasehold improvements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(7)   LEASES (continued)

As of December 31, 2009, future minimum lease payments under non-cancelable operating and capital leases are as follows:
	Capital	Operating
	Leases	Leases

2010	$105,330	$366,603
2011	7,908	1,659,716
2012	7,908	1,725,000
2013	5,931	1,800,000
2014	--	1,875,000
Thereafter	--	1,406,250

Total future minimum lease payments	$127,077	$8,832,569

Less amount representing interest	(11,791)

Present value of net minimum lease payments	115,286
Less current portion	(95,216)

Long-term capital lease obligation	$20,070

Rent expense under all operating leases for 2009 and 2008 was approximately $275,000 and $177,000, respectively

(8)   DERIVATIVE WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

DERIVATIVE WARRANT LIABILITY

The Company follows the guidance found in the Derivative and Hedging, Contracts in Entity’s Own Equity topic in the Codification, ASC 815-40-15. Paragraphs 15-5 through 15-8 specify that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The Company’s adoption of ASC 815-40-15 effective January 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of ASC 815-40-15. The result was a decrease in paid in capital as of January 1, 2009, of $87,085, a decrease in retained earnings of $350,978, and the recognition of a liability of $438,062. In September 2009, the exercise price of the warrants was modified and the underlying warrants were exercised (Note 9). The liability was adjusted to fair value as of the date of the transaction, resulting in a decrease in the liability and an increase in other income of $171,530 for the year ended December 31, 2009. Upon the exercise of the underlying warrants, the liability was settled resulting in an increase to additional paid in capital of $266,532.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(8)   DERIVATIVE WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS (continued)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

The Company's financial instruments at December 31, 2009 include accounts receivable and payable, for which current carrying amounts approximates fair value due to their short term nature. Financial instruments at December 31, 2009 also include notes payable, whose carrying value approximate fair value because interest rates on outstanding borrowings are at rates that approximates market rates for borrowings with similar terms and average maturities.

At December 31, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(9)   STOCKHOLDERS' EQUITY (continued)

NON-EMPLOYEE WARRANTS:

During 2009 and 2008, the Company has warrants outstanding. The following is a schedule of activity with these warrants:

			Other
	Class B	Class C	Warrants

January 1, 2008	685,715	9,524	2,896,154
Granted	-	-	-
Exercised	(457,143)	(1,905)	(2,193,139)
Forfeited	-	-	-
Expired	-	-	-
December 31, 2008	228,572	7,619	703,015
Granted	-	-	-
Exercised	-	-	(429,867)
Forfeited	-	-	-
Expired	(228,572)	(7,619)	(110,000)
December 31, 2009	-	-	163,148

The exercise prices and expiration dates of the warrants outstanding at December 31, 2009 are as follows:

		Price	Expiration
	Number	per share	Date

Other
	62,500	$ 0.32	April 11, 2010
	50,000	$ 0.71	September 29, 2012
	32,315	$ 0.39	April 11, 2011
	10,000	$ 0.55	March 1, 2010
	5,000	$ 0.45	July 28, 2010
	3,333	$ 0.01	July 28, 2010
163,148

NON-EMPLOYEE STOCK OPTIONS:

In September 2004, the Company issued options to acquire 1,900,000 shares of common stock to a financial consulting firm in exchange for consulting services provided in connection with the Company's reverse acquisition, private placement and ongoing investor relations. In August 2008, the firm exercised options for 100,000 for which the Company received payment of $40,000. In October 2008, the firm forfeited options for 600,000 shares in return for cashless exercise rights on the remaining options.  In September 2009, the firm allowed the remaining stock options to acquire 1,200,000 shares of common stock to expire.

2009 COMMON STOCK ISSUANCES:

In February 2009, 100,000 shares of common stock were issued for cash of $32,000 upon the exercise of stock options.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(9)    STOCKHOLDERS' EQUITY (continued)

In September 2009, the Company and Ascendiant Capital Group, LLC (“Ascendiant”) agreed that Ascendiant would exercise via cash payment, its remaining warrants for 329,687 shares of common stock, the exercise price under the warrants would be reduced from $0.39 to $0.32 and the Company would issue 100,000 shares of common stock as consideration for the early exercise of the warrants and for certain additional services of Ascendiant in lieu of any cash fees. In accordance with such terms, the Company received a notice of exercise related to the warrants and 329,687 shares of common stock were issued for cash of $105,557. The Company issued 100,000 shares of common stock to Ascendiant in November, 2009. The 100,000 shares of common stock were valued at $100,000 (based on the market price of the Company’s common stock on the date of the grant).

During last two quarters of 2009, 23,750 shares of common stock were issued for cash of $6,703 upon the exercise of stock options under the 2005 Stock Option Plan.

Between January and December 2009, 72,660 shares of common stock were issued to individuals as non-cash compensation for services rendered, valued at approximately $87,950 (based on the market price of the Company’s common stock on the date of the grants).

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
.

(10)  CONCENTRATIONS

The Company sourced approximately 90% of its electrotherapy products from one contract manufacturer in 2009 and 2008.  Management believes that its relationships with suppliers is strong, however if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short term disruption to operations, a period of time in which products would not be available and additional expenses may be incurred.

The Company had receivables from two private health insurance carriers at December 31, 2009 that made up approximately 18% and 13% of the net accounts receivable.  The same two two private health insurance carriers made up approximately 12% and 13% of net accounts receivable at December 31, 2008.

(11)  EMPLOYMENT AGREEMENTS

Zynex Medical, Inc. has an employment agreement as amended, with Mr. Sandgaard, the Company's President and Chief Executive Officer. The agreement provided for a 50% annual bonus if annual net revenue exceeds $2.25 million, medical and life insurance, and a vehicle. The agreement contains a non-compete provision for the term of the agreement that extends for 24 months following termination of the agreement.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(11)  EMPLOYMENT AGREEMENTS (continued)

The agreement was amended in 2005 to provide an annual base salary of $144,000 and quarterly bonuses. The agreement was amended again in July 2009 to provide an annual base salary of $288,000 and quarterly bonuses as follows:

Bonus Factor:		Quarterly Bonus Amount

Cash Collections: Actual vs. Budgeted
	Less than 100%	$ 0
	Equal or greater than 100%	$ 20,000
EBITDA: Actual vs. Budgeted
	Less than 100%	$ 0
	Equal or greater than 100%	$ 20,000

In January 2010, the Board of Directors of the Company awarded Mr. Sandgaard a cash bonus of $90,000 for other significant contributions during 2009.

At December 31, 2009 and 2008, the Company recorded a $90,000 and $75,000 accrual, respectively, related to these bonus arrangements. The total bonus expense for the years ended December 31, 2009 and 2008, was $210,000 and $175,000, respectively.

Effective February 19, 2007, the Company entered into a compensation arrangement with its Chief Financial Officer, Fritz G. Allison. Effective September 2008, the Company modified the compensation arrangements with Mr. Allison to the following:  A base salary of $12,500 per month, before taxes. Effective August 2009, the Company modified the compensation arrangements with Mr. Allison to adjust the monthly base salary to $13,000 per month, before taxes.

(12)  REFUND CLAIM AND SETTLEMENT.

In 2008, the Company received and settled a refund claim by Anthem Blue Cross Blue Shield which originally concerned payments previously made by Anthem for certain medical devices (the “devices”) rented or sold to insureds of Anthem by the Company through July 31, 2008 the (“Provider Settlement”). In the Provider Settlement, which was recorded in the third quarter of 2008, the Company agreed to pay Anthem a total of $679,930 over 12 months and waive rights to payments of outstanding billings for certain devices provided to Anthem’s insureds from September 1, 2007 through September 30, 2008. Accounts receivable for these billings were $329,664, net of contractual allowances, as of June 30, 2008. Under the Provider Settlement, the Company made an initial payment of $17,770 and was to make a monthly payment of $55,180 on the first day of each month commencing December 1, 2008 and ending November 1, 2009. In November 2009, the Company made the final payment under the agreement.

The Company recognized no revenue relating to these certain devices rented or sold to insureds of Anthem since June 30, 2008 and discontinued providing those devices to Anthem’s insureds. Under the terms of the Provider Settlement, the Company has agreed to allow insureds of Anthem to continue to use the units for which the Company agreed to no longer bill Anthem. These units were depreciated while in use with these patients and the depreciation expense is included in Cost of Revenue in the accompanying Consolidated Statements of Operations.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

(13)  LITIGATION

A lawsuit was filed against the Company, its President and Chief Executive Officer and its Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and April 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits allege substantially the same matters and have been consolidated. The lawsuits refer to the April 1, 2009 announcement of the Company that it would restate its unaudited financial statements for the first three quarters of 2008. The lawsuits purport to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and March 31, 2009. The lawsuits allege, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.

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