Form 10-Q
period 2010-03-31
ZYNEX INC
filed 2010-05-17
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______ to ______

Commission file number 33-26787-D

Zynex, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9990 PARK MEADOWS DR LONE TREE, COLORADO	80124
(Address of principal executive offices)	(Zip Code)

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
Yes  [X]   No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  []  No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer []	Accelerated filer []	Non-accelerated filer []	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  []     No   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of May 10, 2010
Common Stock, par value $0.001	30,497,804

ZYNEX, INC. AND SUBSIDIARY
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited)
and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the three months
ended March 31, 2010 and 2009	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the
three months ended March 31, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the three	6
months ended March 31, 2010 and 2009

Unaudited Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	21

Signatures	22

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ZYNEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2010	2009
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$1,064,035	$862,645
Accounts receivable, net	5,860,311	5,039,023
Inventory	2,490,804	2,033,790
Prepaid expenses	32,124	139,475
Deferred tax asset	1,001,000	864,000
Other current assets	86,844	76,852

Total current assets	10,535,118	9,015,785

Property and equipment, net	2,853,569	2,717,924
Deposits	166,250	166,250
Deferred financing fees, net	84,944	30,000

	$13,639,881	$11,929,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$995,503	$-
Current portion of notes payable and other obligations	198,746	95,216
Accounts payable	1,132,426	1,126,543
Income taxes payable	1,083,000	905,343
Accrued payroll and payroll taxes	390,757	425,902
Other accrued liabilities	849,825	787,926

Total current liabilities	4,650,257	3,340,930

Notes payable and other obligations, less current portion	182,473	20,070
Deferred rent liability	825,907	543,663
Deferred tax liability	501,000	539,000

Total liabilities	6,159,637	4,443,663

Stockholders' Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
30,497,318 at March 31, 2010 and December 31, 2009	30,497	30,497
Paid-in capital	4,417,414	4,356,878
Retained earnings	3,032,333	3,098,921

Total stockholders' equity	7,480,244	7,486,296

	$13,639,881	$11,929,959

See accompanying notes to unaudited financial statements

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	March 31,
	2010		2009
Net revenue:
Rental		$2,271,072	$2,649,870
Sales		2,604,325	1,582,464
		4,875,397	4,232,334

Cost of revenue:
Rental		275,289	234,637
Sales		720,504	248,024
		995,793	482,661

Gross profit		3,879,604	3,749,673

Selling, general and administrative expense		3,847,002	2,413,805

Income from operations		32,602	1,335,868

Other income (expense):
Interest income		404	1,061
Interest expense and loss on extinguishment
of debt		(79,027)	(34,261)
Other expense		(17,567)	(1,074)
Gain on value of derivative liability		-	130,198
		(96,190)	95,924

(Loss) income before tax		(63,588)	1,431,792

Income tax expense		(3,000)	(481,000)

Net (loss) income		$(66,588)	$950,792

Net income per share:
Basic	$	*	$0.03

Diluted	$	*	$0.03

* Less than ($0.01) per share

Weighted average number of common
shares outstanding:
Basic		30,497,318	29,907,708

Diluted		30,497,318	30,489,129

See accompanying notes to unaudited financial statements

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

	Number	Common	Paid in	Retained	Total
	of Shares	Stock	Capital	Earnings

January 1, 2010	30,497,318	$30,497	$4,356,878	$3,098,921	$7,486,296

Employee stock option expense	-	-	60,536	-	60,536

Net loss, three months ended March 31, 2010	-	-	-	(66,588)	(66,588)

March 31, 2010	30,497,318	$30,497	$4,417,414	$3,032,333	$7,480,244

See accompanying notes to unaudited financial statements

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(66,588)	$950,792
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation expense	200,709	154,124
Provision for provider discounts	16,440,947	11,708,313
Provision for losses in accounts receivable (uncollectibility)	962,020	722,302
Amortization of financing fees	10,856	4,342
Gain on value of derivative liability	-	(130,198)
Provision for obsolete inventory	15,726	90,000
Deferred rent expense	282,244	-
Loss on lease termination	45,605
Gain on disposal of equipment	(27,839)	-
Employee stock based compensation expense	60,536	31,244
Deferred tax benefit	(175,000)	12,000
Changes in operating assets and liabilities:
Accounts receivable	(18,224,255)	(13,436,828)
Inventory	(472,740)	(7,985)
Prepaid expenses	107,351	9,424
Other current assets	(20,848)	4,194
Accounts payable	5,883	525,432
Accrued liabilities	26,754	(147,101)
Income taxes payable	177,657	469,000

Net cash (used in) provided by operating activities	(650,982)	959,055

Cash flows from investing activities:
Proceeds received in lease termination	108,000	-
Purchases of equipment	(189,693)	(382,510)

Net cash used in investing activities	(81,693)	(382,510)

Cash flows from financing activities:
Decrease in bank overdraft	-	(86,391)
Net borrowings from (payments on) line of credit	995,503	(511,885)
Deferred financing fees	(54,944)	-
Payments on notes payable and capital leases	(6,494)	-
Repayments of loans from stockholder	-	(10,269)
Issuance of common stock	-	32,000

Net cash provided by (used in) financing activities	934,065	(576,545)

Net increase in cash	201,390	-
Cash at beginning of period	862,645	-
Cash at end of period	$1,064,035	$-

Supplemental cash flow information:
Interest paid	$8,072	$31,051

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through capital lease	$226,822	$-

See accompanying notes to unaudited financial statements

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

(1)         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by Zynex, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Amounts as of December 31, 2009 are derived from those audited consolidated financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2010 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)         SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its wholly-owned subsidiary, Zynex Medical, Inc. All intercompany balances and transactions have been eliminated in consolidation. In April 2010, Zynex, Inc. formed two wholly owned subsidiaries, Zynex Monitoring Solutions Inc. and Zynex NeuroDiagnostic Inc. These two new subsidiaries had no significant operations to date.

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

REVENUE RECOGNITION, AND ALLOWANCES FOR PROVIDER DISCOUNTS AND COLLECTIBILITY

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

Due to the seasonal nature of the Company’s business, the net revenue and results of operations for the three month periods ended March 31, 2010 and March 31, 2009 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2009 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission

At March 31, 2010 and December 31, 2009, the allowance for provider discounts and uncollectible accounts are as follows:

	March 31, 2010	December 31, 2009

Allowance for provider discounts	$29,195,174	$26,511,415
Allowance for uncollectible accounts receivable	1,588,000	1,435,000

	$30,783,174	$27,946,415

Changes in the allowance for provider discounts and uncollectible accounts receivable for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010	2009

Balances, beginning	$27,946,415	$13,747,123
Additions debited to net sales and rental revenue	17,402,967	12,430,615
Write-offs credited to accounts receivable	(14,566,208)	(6,113,018)
	$30,783,174	$20,064,720

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

The Company's financial instruments at March 31, 2010, include accounts receivable and payable and the line of credit balance; for which current carrying amounts approximate fair value due to their short term nature. At March 31, 2010 and December 31, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurement.

INVENTORY

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At March 31, 2010, the Company had a reserve for obsolete and damaged inventory of approximately $613,000 and a reserve of approximately $597,000 at December 31, 2009.

PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009	Useful lives

Office furniture and equipment	$783,044	$563,075	3-7 years
Rental inventory	3,236,783	3,170,228	5 years
Vehicles	59,833	59,833	5 years
Leasehold improvements	369,935	369,935	2-6 years
Assembly equipment	10,690	10,690	7 years
	4,460,285	4,173,761
Less accumulated depreciation	(1,606,716)	(1,455,837)
	$2,853,569	$2,717,924

(3)         EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the if-converted and treasury-stock methods.

The calculation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009
Basic:
Net (loss) income	$(66,588)	$950,972
Weighted average shares outstanding - basic	30,497,318	29,907,708
Net income per share - basic	$--	$0.03

Diluted:
Net income	$(66,588)	$950,972

Weighted average shares outstanding - basic	30,497,318	29.907,708
Dilutive securities	--	581,421
Weighted average shares outstanding - diluted	30,497,318	30,489,129
Net (loss) income per share - diluted	$--	$0.03

The effects of potential common stock equivalents have not been included in the computation of diluted net loss per share for the three months ended March 31, 2010 as their effect is anti-dilutive.

Certain potentially dilutive common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive as the options' exercise prices exceeded the average market price. The actual effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

Anti-dilutive shares as of March 31, 2010 and March 31, 2009, are as follows:
	2010	2009

2005 Stock Option Plan	1,595,898	2,042,071
Warrants	-	-

(4)         STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the three months ended March 31, 2010 and 2009, the Company recorded compensation expense related to stock options of $60,536 and $31,244, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company uses the Black-Scholes pricing model to calculate fair value of its option grants. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended March 31, 2010. The Company did not grant stock options during the three months ended March 31, 2009:

Expected term	6.25 years
Volatility	113.6%
Risk-free interest rate	3.36%
Dividend yield	0%

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

A summary of stock option activity under the Option Plan for the three months ended March 31, 2010 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2010	1,387,250	$1.10

Granted	89,500	$1.06
Exercised	-	$--
Forfeited	(34,000)	$1.19
Outstanding at March 31, 2010	1,442,750	$1.09	8.4 Years	$130,960

Exercisable at March 31, 2010	353,188	$1.09	7.5 Years	$104,591

A summary of status of the Company’s non-vested shares as of and for the three months ended March 31, 2010 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Non-vested at January 1, 2010	1,103,500	$0.94

Granted	89,500	$0.91
Vested	(75,438)	$0.78
Forfeited	(28,000)	$1.00
Non-vested at March 31, 2010	1,089,562	$0.95

As of March 31, 2010, the Company had approximately $628,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

(5)         INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company paid income taxes of $850,000 in May 2010 which were accrued at December 31, 2009. For the three months ended March 31, 2010, permanent differences are added back to net loss creating taxable income for purposes of calculating tax expense to be accrued.

(6)          NOTES PAYABLE

Marquette Loan
Through March 19, 2010, the Company had a loan agreement with Marquette Healthcare Finance (“Marquette”) that provided Zynex with a revolving credit facility of up to $3,000,000 (the “Loan”). The Loan included a number of affirmative and negative covenants on the part of the Company, including
Minimum EBITDA, a Minimum Debt Service Coverage Ratio, a Minimum Current Ratio and a prohibition on dividends on shares and purchases of any Company stock. The Company was in compliance with these covenants at December 31, 2009. As of December 31, 2009, the balance on the facility was $0 and maximum borrowings available were $2,654,000 (remaining availability of $2,654,000). The Company exercised an early termination right in this loan agreement effective March 19, 2010 and replaced it with a loan agreement with CapitalSource Bank outlined below. As a result of the early termination, the Company paid $70,000 in related penalties.

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

Fees payable to the Lender under the Credit Agreement include an unused line fee of 0.042% per month on the difference between the average outstanding daily balance for the preceding month and the total facility cap, a one-time commitment fee of $70,000 paid in two installments during March and April 2010, and a monthly collateral management fee of 0.042% of the facility cap. Upon the termination of the Credit Agreement for any reason, Zynex will pay the Lender 2% of the facility cap if the termination occurs after the first anniversary but before the second anniversary of the closing date, and 1% of the facility cap if the termination occurs on or after the second anniversary, but before the third anniversary, of the closing date. If the termination occurs on or prior to the first anniversary of the closing date, Zynex will pay the Lender an amount equal to the product of (a) the all-in effective yield (as a percentage per annum) of the Credit Agreement for the six months prior to termination, (b) the facility cap and (c) the quotient of (i) the number of months in the remaining term and (ii) twelve.

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

As of March 31, 2010, the Company is not in compliance with the minimum EBITDA covenant, and therefore the amount outstanding on the Line of Credit is callable.  The Company has requested a waiver, and although the Company expects to obtain such a waiver, there is no assurance that it will, and if not, the Lender can demand payment of the Line of Credit, which could have a material adverse impact on the Company’s cash flow and liquidity.

 (7)   CONCENTRATIONS

The Company had receivables from two private health insurance carriers at March 31, 2010 that made up approximately 25% and 12% of the net accounts receivable balance. The same two two private health insurance carriers made up approximately 18% and 13% of net accounts receivable at December 31, 2009.

(8)   LITIGATION

A lawsuit was filed against the Company, its President and Chief Executive Officer and its Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and April 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits alleged substantially the same matters and have been consolidated. On April 19, 2010,  plaintiffs filed a Consolidated Class Action Complaint (Civil Action No. 09-cv-00780-REB-KLM).  The  consolidated lawsuit refers to the April 1, 2009 announcement of the Company that it would restate its unaudited interim financial statements for the first three quarters of 2008. The lawsuit purports to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and March 31, 2009. The lawsuit alleges, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008 and other misleading statements. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.

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

(9)   SUBSEQUENT EVENTS

Compensation Matters
In April 2010, the independent members of the Board of Directors of the Company approved of an amendment  to the employment agreement of Thomas Sandgaard, the Company’s President and Chief Executive Officer.  Among other things, the Amendment provides for:

•	Extension of the term of the Employment Agreement through December 31, 2010.
•	An increase of Mr. Sandgaard’s annual base salary to $360,000, commencing on April 1, 2010.
•
Bonus compensation based on exceeding cash collections, EBITDA and revenue amounts set as targets for the quarter or year, as the case may be, based on the Company’s budget that has been accepted by the Board for the applicable periods.  The annual bonus may be earned irrespective of whether an individual quarter’s bonus was earned and is applicable for 2010; although, the quarterly based bonuses are effective for quarters beginning April 1, 2010.

In April 2010, the Company approved an amendment to the employment arrangement with Fritz G. Allison, the Company’s Chief Financial Officer, to increase his base salary from $13,000 per month to $14,000 per month, effective April 1, 2010.

In January 2010, the Company agreed to issue 100,000 of restricted stock under a consulting agreement. These shares were issued in May 2010. The consulting agreement also calls for 25,000 shares to be issued quarterly beginning April 2010.

Refund Request
On April 26, 2010, the Company received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010.  The Company receives refund claims on a daily basis; however, the Anthem request included a significant number of refund claims in a single request, totaling approximately $1,318,000.  Typically, refund requests refer to specific patients and dates of service, allowing the Company to verify and evaluate the request;however, the Anthem request was not initially accompanied by such information.  The Company is in the process of obtaining and analyzing the information relating to this request in order to fully understand the nature of the claim and to determine whether a refund is appropriate.  In response to an initial request for detailed information from Anthem by the Company, Anthem invited the Company to discuss a settlement amount.

Separate from the Anthem request, the Company was in the process of rebilling a significant number of claims for which the Company believes it was not properly reimbursed by Anthem, and pursuing reimbursement relating to amounts held back by Anthem that management believes should not have been held back pursuant to the terms of a 2008 settlement agreement between the Company and Anthem.  The Company cannot at this time determine an amount, if any, that may be received from Anthem as a result of this process.  Amounts that may be due from Anthem as a result of such rebilling and reimbursement could potentially offset, in part, the amount requested by Anthem.

The lack of available detail regarding the basis for the Anthem request has prevented the Company from performing an evaluation and determination of a likely outcome of this matter and an estimate of any amount considered probable of net refund to Anthem, thus requiring an accrual. Therefore, no specific accrual has been made related to the Anthem claim as of March 31, 2010.  Should the ultimate resolution of this matter result in an unfavorable outcome (a significant net amount that may be refundable to Anthem), the Company’s business, results of operations, financial condition, cash flows and liquidity could be adversely impacted.

In addition to determining whether the refund claims are valid, the Company is in the process of determining whether any valid refund claim amounts are already taken into account in its established allowances and reserves for provider discounts and collectibility of accounts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and related footnotes contained in this report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

For the three months ended March 31, 2010, Zynex reported net revenue of $4,875,397, an increase of $643,063 or 15% and compared to $4,232,334 for the three months ended March 31, 2009. The revenue increase was primarily accomplished through recruitment of experienced sales representatives over the last four years ended December 31, 2009 and in the three months ended March 31, 2010.

The incremental addition of industry-experienced sales representatives allowed us to increase our market presence and increase orders. The level of orders for our products is significant in terms of (1) rental income, which we anticipate receiving on a recurring basis over the time which patients use our products, subject to our ability to collect the rentals and the contractual adjustments by insurers, and (2) corresponding recurring sales of electrodes and other supplies for the products.

During the three months ended March 31, 2010, the Company experienced a seasonal impact on net revenue. The first quarter of the calendar year was impacted by many patients having their deductible period in the beginning of the calendar year. The Company reduced the estimate for collectibility in this period to properly estimate net revenue.

Results of Operations

Net Rental Revenue. Net rental revenue for the three months ended March 31, 2010, was $2,271,072, a decrease of $378,798 or 14% compared to $2,649,870 for the three months ended March 31, 2009. The decrease in net rental revenue for the three months ended March 31, 2010 was due primarily to reducing the estimate for collectibility in this period due to seasonal impacts on net revenue as discussed above and a decrease in reimbursement amounts by  significant third party payor.

Net rental revenue for the three months ended March 31, 2010 made up 47% of net rental and sales revenue compared to 63% for the three months ended March 31, 2009. The primary reason for the decrease as a percentage of net rental and sales revenue was due to the increase of net sales revenue for the reasons discussed below.

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

Net Sales Revenue. Net sales revenue for the three months ended March 31, 2010, was $2,604,325, an increase of $1,021,861 or 65% compared to $1,582,464 for the three months ended March 31, 2009. The increase in net sales revenue for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products, the addition of Lumbar Support products, beginning in June 2009, which are complementary to the Company’s electrotherapy products and only sold, not rented, as well as higher levels of products sold. The majority of net sales revenue ($1,989,011 in 2010 and $1,155,720 in 2009) is derived from surface electrodes and batteries sent to existing patients each month as consumable supplies for our electrotherapy products. Other reasons for the increase in net sales revenue are indicated in “Net Rental and Sales Revenue” below.

Net sales revenue for the three months ended March 31, 2010 made up 53% of net rental and sales revenue compared to 37% for the three months ended March 31, 2009. The increase as a percentage of net rental and sales revenue was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products and other reasons indicated above for the increased sales.

Net Rental and Sales Revenue. Net rental and sales revenue for the three months ended March 31, 2010, was $4,875,397, an increase of $643,063 or 15% compared to $4,232,334 for the three months ended March 31, 2009. The increase in net rental and sales revenue for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s electrotherapy products and the resulting greater number of products in use during 2010. The increased orders resulted from the expansion of the industry experienced sales force in 2006 through 2009, and greater awareness of the Company's products by end users and physicians. Products in use create recurring rental revenue and sales of consumable supplies for those products.

Our rental and sales revenue is reported net, after deductions for uncollectable and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients and other factors which may affect collectability. See Note 2 to the Consolidated Financial Statements in this Report.

Net rental and sales revenue by quarter were as follows:

	2010	2009

First quarter	$4,875,397	$4,232,334
Second quarter	-	4,346,588
Third quarter	-	4,690,715
Fourth quarter	-	5,411,605

Total net revenue	$4,875,397	$18,681,242

Gross Profit. Gross profit for the three months ended March 31, 2010, was $3,879,604 or 80% of net rental and sales revenue compared to $3,749,673 or 89% in 2009. The increase in gross profit for the three months ended March 31, 2010 as compared with the same period in 2009 is primarily because revenue increased. The decrease in gross profit percentage for the year three months ended March 31, 2010 as compared with the three months ended March 31, 2009 is primarily from the increase of net sales revenue as a percentage of net rental and sales revenue as described above. Net sales revenue has a lower gross profit than net rental revenue. The decrease in gross profit percentage was also due to reducing the estimate for collectibility in this period due to a decrease in reimbursement amounts by  significant third party payor.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2010 was $3,847,002, an increase of $1,433,197 or 59% compared to $2,413,805 for the three months ended March 31, 2009.  Selling expenses increased primarily due to increases in sales commissions. Commissions are earned by sales representatives on orders received during the period. General and administrative expenses increased primarily due to increased payroll and benefits and facility costs including rent. The number of employees increased 27% since year-end 2009. Selling, general and administrative expenses increased 59% while net revenue increased 15% during the three months ended March 31, 2010; this difference is due in large part to 2010 including costs for the new headquarters facility along with costs for the previous facility through February 2010.

On November 12, 2009, the Company entered into a lease agreement with Spiral Lone Tree, LLC (the “Lease Agreement”). The Lease Agreement provides for the lease of 75,000 square feet in Lone Tree, Colorado (the “Property”) beginning January 1, 2010. The Property serves as the Company’s headquarters, office, plant and warehouse, replacing the previous facilities of approximately 17,000 square feet which are under an expired lease. The move to the larger space was driven by the Company’s recent and anticipated growth, including the hiring of additional billing personnel and the planned engagement of 25 more sales representatives.

Other Income (Expense).  Interest and other income (expense) is comprised of interest income, interest expense, other income (expense) and gain on the value of a derivative liability.

Interest income for the three months ended March 31, 2010 was $404, compared to $1,061 for the same period in 2009.

Interest expense for the three months ended March 31, 2010 was $79,027, compared to $34,261 for the same period in 2009. The increase in interest expense resulted primarily from the expensing of early termination fees related to the Marquette line of credit which was terminated in March 2010.

Other expense for the three months ended March 31, 2010 was $17,567, compared to $1,074 for the same period in 2009. The expense in 2010 resulted primarily from a net loss on a lease termination.

The gain on value of a derivative liability of $130,198 for the three months ended March 31, 2009 reflects a reduction in the market value of certain outstanding warrants (these warrants were exercised in September, 2009 and are no longer outstanding).

Income Tax Expense.  We reported income tax expense in the amount of $3,000 for the three months ended March 31, 2010 compared to $481,000 of expense for the same period in 2009. This is primarily due to our having a loss income before taxes of $63,588 for the three months ended March 31, 2010 compared to income before taxes of $1,431,792 for the same period in 2009.

Liquidity and Capital Resources.

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

As of March 31, 2010, the Company is not in compliance with the minimum EBITDA covenant, and therefore the amount outstanding on the Line of Credit is callable.  The Company has requested a waiver, and although the Company expects to obtain such a waiver, there is no assurance that it will, and if not, the Lender can demand payment of the Line of Credit, which could have a material adverse impact on the Company’s cash flow and liquidity.

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

Our long-term business plan continues to contemplate growth in revenues and thus to require, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, and the increase in cash payments for the Company’s office lease to support of the higher level of operations.

The plans of the Company’s management indicate that the Company’s projected cash flows from operating activities and borrowing available under the CapitalSource line of credit will fund our cash requirements for the year ending December 31, 2010.

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the agreement for the line of credit and borrowing base limitations. Although the maximum amount of the line of credit is $3,500,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations and may be less than the maximum amount. The amount available on the line of credit at March 31, 2010 is $2,429,497.

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

Cash used by operating activities was $650,982 for the three months ended March 31, 2010 compared to $959,055 of cash provided by operating activities for the three months ended March 31, 2009. The primary reasons for the decrease in cash flow was the decrease to net income, and increases to inventory in 2010 compared to 2009, offset, in part, by increases in non-cash expenses such as deferred rent.

Cash used in investing activities for the year ended three months ended March 31, 2010 was $81,693 compared to cash used in investing activities of $382,510 for the three months ended March 31, 2009. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of capital equipment offset by proceeds received in a lease termination.

Cash provided by financing activities was $934,065 for the three months ended March 31, 2010 compared with cash used in financing activities of $576,545 for the three months ended March 31, 2009. The primary financing sources of cash in 2010 were borrowings on the line of credit partially offset by payments on capital lease obligations and deferred financing fees. The primary financing use of cash in 2009 were payments on the line of credit and the decrease in the bank overdraft.

Subsequent Events

On April 26, 2010, the Company received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010.  The Company receives refund claims on a daily basis; however, the Anthem request included a significant number of refund claims in a single request, totaling approximately $1,318,000.  Typically, refund requests refer to specific patients and dates of service, allowing the Company to verify and evaluate the request;however, the Anthem request was not initially accompanied by such information.  The Company is in the process of obtaining and analyzing the information relating to this request in order to fully understand the nature of the claim and to determine whether a refund is appropriate.  In response to an initial request for detailed information from Anthem by the Company, Anthem invited the Company to discuss a settlement amount.

Separate from the Anthem request, the Company was in the process of rebilling a significant number of claims for which the Company believes it was not properly reimbursed by Anthem, and pursuing reimbursement relating to amounts held back by Anthem that management believes should not have been held back pursuant to the terms of a 2008 settlement agreement between the Company and Anthem.  The Company cannot at this time determine an amount, if any, that may be received from Anthem as a result of this process.  Amounts that may be due from Anthem as a result of such rebilling and reimbursement could potentially offset, in part, the amount requested by Anthem.

The lack of available detail regarding the basis for the Anthem request has prevented the Company from performing an evaluation and determination of a likely outcome of this matter and an estimate of any amount considered probable of net refund to Anthem, thus requiring an accrual. Therefore, no specific accrual has been made related to the Anthem claim as of March 31, 2010.  Should the ultimate resolution of this matter result in an unfavorable outcome (a significant net amount that may be refundable to Anthem), the Company’s business, results of operations, financial condition, cash flows and liquidity could be adversely impacted.

In addition to determining whether the refund claims are valid, the Company is in the process of determining whether any valid refund claim amounts are already taken into account in its established allowances and reserves for provider discounts and collectibility of accounts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 31, 2010 for the year ended December 31, 2009, and Note 2 to the Condensed Consolidated Financial Statements in this Report for further discussion of our “Critical Accounting Policies”.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our ability to engage additional sales representatives, the need to obtain FDA clearance and CE marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the uncertain outcome of pending material litigation and other risks described in our 10-K Report for the year ended December 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A lawsuit was filed against the Company, its President and Chief Executive Officer and its Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and April 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits alleged substantially the same matters and have been consolidated. On April 19, 2010,  plaintiffs filed a Consolidated Class Action Complaint (Civil Action No. 09-cv-00780-REB-KLM).  The  consolidated lawsuit refers to the April 1, 2009 announcement of the Company that it would restate its unaudited interim financial statements for the first three quarters of 2008. The lawsuit purports to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and March 31, 2009. The lawsuit alleges, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008 and other misleading statements. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS

(a) Exhibits

10.1	Amendment to Employment Agreement among the Company, Zynex Medical, Inc., and Thomas Sandgaard dated as of April 14, 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.
Dated May 17, 2010	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated May 17, 2010	/s/ Fritz G. Allison
Fritz G. Allison
Chief Financial Officer