Form 10-Q
period 2010-06-30
ZYNEX INC
filed 2010-08-16
CIK 846475

xport
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  []     No   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of August 11, 2010
Common Stock, par value $0.001	30,548,834

ZYNEX, INC. AND SUBSIDIARY
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited)
and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the three and six months
ended June 30, 2010 and 2009	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the
six months ended June 30, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six	6
months ended June 30, 2010 and 2009

Unaudited Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	16

Item 4T. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 6. Exhibits	24

Signatures	25

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ZYNEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2010	2009
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$47,113	$862,645
Accounts receivable, net	6,193,668	5,039,023
Inventory	2,911,573	2,033,790
Prepaid expenses	32,720	139,475
Deferred tax asset	927,000	864,000
Other current assets	84,975	76,852

Total current assets	10,197,049	9,015,785

Property and equipment, net	2,794,168	2,717,924
Deposits	166,250	166,250
Deferred financing fees, net	109,949	30,000

	$13,267,416	$11,929,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$1,087,536	$-
Current portion of capital leases and other obligations	68,518	95,216
Accounts payable	1,101,401	1,126,543
Income taxes payable	360,000	905,343
Accrued payroll and payroll taxes	541,518	425,902
Other accrued liabilities	849,617	787,926

Total current liabilities	4,008,590	3,340,930

Capital leases and other obligations, less current portion	280,070	20,070
Deferred rent liability	1,108,150	543,663
Deferred tax liability	247,000	539,000

Total liabilities	5,643,810	4,443,663

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
30,548,834 (2010) and 30,497,318 (2009) shares issued and outstanding	30,549	30,497
Paid-in capital	4,531,188	4,356,878
Retained earnings	3,061,869	3,098,921

Total stockholders' equity	7,623,606	7,486,296

	$13,267,416	$11,929,959

See accompanying notes to unaudited financial statements

ZYNEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010			2009	2010		2009
Net revenue:
Rental		$2,335,380		$2,599,499		$4,606,452	$5,249,369
Sales		3,406,291		1,747,089		6,010,616	3,329,553
		5,741,671		4,346,588		10,617,068	8,578,922

Cost of revenue:
Rental		257,819		386,446		533,108	621,083
Sales		964,334		390,198		1,684,838	638,222
		1,222,153		776,644		2,217,946	1,259,305

Gross profit		4,519,518		3,569,944		8,399,122	7,319,617

Selling, general and administrative expense		4,389,599		2,463,322		8,236,601	4,877,127

Income from operations		129,919		1,106,622		162,521	2,442,490

Other income (expense):
Interest income		3,169		1,744		3,573	2,805
Interest expense and loss on extinguishment
of debt		(52,767)		(40,045)		(131,794)	(74,306)
Other income (expense)		1,215		(101)		(16,352)	(1,175)
Gain on value of derivative liability		-		66,402		-	196,600

Income before income tax		81,536		1,134,622		17,948	2,566,414

Income tax expense		(52,000)		(426,000)		(55,000)	(907,000)

Net income (loss)		$29,536		$708,622		$(37,052)	$1,659,414

Net income (loss) per share:
Basic	$		*	$0.02	$	**	$0.06

Diluted	$		*	$0.02	$	**	$0.05
* Less than $0.01 per share
** Less than ($0.01) per share

Weighted average number of common
shares outstanding:
Basic		30,513,285		29,995,364		30,505,347	29,951,778

Diluted		30,702,944		30,340,987		30,716,349	30,390,143

See accompanying notes to unaudited financial statements

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

	Number	Common	Paid in	Retained	Total
	of Shares	Stock	Capital	Earnings

January 1, 2010	30,497,318	$30,497	$4,356,878	$3,098,921	$7,486,296

Issuance of common stock for services	51,516	52	47,948	-	48,000

Employee stock-based compensation	-	-	126,362	-	126,362

Net (loss), six months ended June 30, 2010	-	-	-	(37,052)	(37,052)

June 30, 2010	30,548,834	$30,549	$4,531,188	$3,061,869	$7,623,606

See accompanying notes to unaudited financial statements

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(37,052)	$1,659,414
Adjustments to reconcile net (loss) to net cash
(used in) provided by operating activities:
Depreciation expense	401,187	315,698
Provision for provider discounts	34,567,440	25,766,923
Provision for losses in accounts receivable (uncollectibility)	2,047,242	1,556,912
Amortization of financing fees	20,851	13,027
Gain on value of derivative liability	-	(196,600)
Provision for obsolete inventory	(9,474)	105,000
Deferred rent expense	564,487	-
Net loss on disposal of equipment	17,767	-
Issuance of common stock for consulting services	48,000	62,950
Employee stock based compensation expense	126,362	65,093
Deferred tax benefit	(355,000)	(123,000)
Changes in operating assets and liabilities:
Accounts receivable	(37,769,327)	(28,098,057)
Inventory	(868,310)	(205,991)
Prepaid expenses	106,756	46,364
Other current assets	(18,979)	11,729
Accounts payable	(25,142)	(273,069)
Accrued liabilities	177,307	(484,780)
Income taxes payable	(545,343)	366,644

Net cash (used in) provided by operating activities	(1,551,228)	588,257

Cash flows from investing activities:
Proceeds received in lease termination	108,000	-
Purchases of equipment	(223,863)	(493,707)

Net cash used in investing activities	(115,863)	(493,707)

Cash flows from financing activities:
Decrease in bank overdraft	-	(112,825)
Net borrowings from line of credit	1,087,536	48,617
Deferred financing fees	(89,944)	-
Payments on notes payable and capital leases	(146,033)	(20,604)
Repayments of loans from stockholder	-	(20,041)
Issuance of common stock	-	34,856

Net cash provided by (used in) financing activities	851,559	(69,997)

Net (decrease) increase in cash	(815,532)	24,553
Cash at beginning of period	862,645	-
Cash at end of period	$47,113	$24,553

Supplemental cash flow information:
Interest paid	$50,943	$74,306
Income taxes paid (including interest and penalties)	$955,000	$663,000

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through capital lease	$333,730	$-

See accompanying notes to unaudited financial statements

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010

(1)         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Amounts presented in the unaudited condensed consolidated financial statements as of December 31, 2009 are derived from those audited consolidated financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2010 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)         SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zynex, Inc. and its wholly-owned subsidiaries, Zynex Medical, Inc., Zynex Monitoring Solutions Inc. and Zynex NeuroDiagnostic Inc. (collectively, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation. In April 2010, Zynex, Inc. formed Zynex Monitoring Solutions Inc. and Zynex NeuroDiagnostic Inc. These subsidiaries have had no significant operations to date.

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are associated with the allowance for provider discounts and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, share-based  compensation and income taxes.

REVENUE RECOGNITION, AND ALLOWANCES FOR PROVIDER DISCOUNTS AND COLLECTIBILITY

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been dispensed to the patient and the patient’s having insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and dispensed to the patient and the patient’s having insurance has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental periods. Products on rental contracts are accounted for as property and equipment on the Company’s balance sheet and depreciated over their estimated useful life. All revenue is recognized at amounts estimated to be paid by customers or third party payors using the Company’s established rates, net of estimated discounts. The Company recognizes revenue from distributors when it ships its products fulfilling an order and title has transferred.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third party payors. The nature of receivables in this industry has typically resulted in long collection cycles. The process of determining the products that will be reimbursed by third party payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among payors and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third party payors that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. The Company determines the amount of the allowance and adjusts the allowance at the end of each reporting period based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection, and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods change, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in rates can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.

Due to the nature of the industry and the reimbursement environment in which the Company operates, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews claims where we are rebilling or pursuing reimbursement from that insurance provider. The Company frequently has significant offsets against such refund request and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests the Company is generally unable to determine if a refund request is valid and should be accrued.

Specifically, on April 26, 2010, the Company received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. The Anthem request included a significant number of refund claims in a single request, totaling approximately $1,318,000. The Company is in discussions with Anthem relating to this request in order to fully understand the nature of the refund request and to determine whether a refund is appropriate. The Company is also in the process of rebilling a significant number of claims which the Company believes were not properly reimbursed by Anthem, and pursuing reimbursement relating to amounts held back by Anthem that the Company believes should not have been held back pursuant to the terms of a 2008 settlement agreement between the Company and Anthem. Amounts that may be due from Anthem as a result of such rebilling and reimbursement could potentially offset, in part or in full, the amounts requested by Anthem. As of June 30, 2010, the likely outcome of this matter and an estimate of any amount considered probable of net refund to Anthem is unknown. Therefore, no specific accrual has been made related to the Anthem claim as of June 30, 2010.

Due to the seasonal nature of the Company’s business, the net revenue and results of operations for the six month periods ended June 30, 2010 and June 30, 2009 are not indicative of the operating results that may be expected for the entire fiscal year.

In addition to the allowance for provider discounts, the Company provides an allowance for uncollectible accounts receivable. These uncollectible accounts receivable are a result of non-payment from patients who have been direct billed for co-payments or deductibles; lack of appropriate insurance coverage; and disallowances of charges by third party payors. If there were a change to a material insurance provider contract or policy or application of them by a provider, or a decline in the economic condition of providers, or a significant turnover of Company personnel resulting in diminished collection efficiency, the current amount of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase of these levels in the future.

At June 30, 2010 and December 31, 2009, the allowance for provider discounts and uncollectible accounts were as follows:

	June 30, 2010	December 31, 2009

Allowance for provider discounts	$30,960,159	$26,511,415
Allowance for uncollectible accounts receivable	1,683,000	1,435,000

	$32,643,159	$27,946,415

Changes in the allowance for provider discounts and uncollectible accounts receivable for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Balances, beginning	$30,783,174	$20,064,720	$27,946,415	$13,747,123
Additions debited to net sales and rental revenue	19,211,714	14,893,220	36,614,682	27,323,835
Write-offs credited to accounts receivable	(17,351,729)	(9,564,459)	(31,917,938)	(15,677,477)
	$32,643,159	$25,393,481	$32,643,159	$25,393,481

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

The Company's financial instruments at June 30, 2010, include accounts receivable, accounts payable and the line of credit balance, for which current carrying amounts approximate fair value due to their short term nature. At June 30, 2010 and December 31, 2009, the Company had no financial assets or liabilities subject to recurring fair value measurement.

INVENTORY

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At June 30, 2010, the Company had a reserve for obsolete and damaged inventory of approximately $587,000 and a reserve of approximately $597,000 at December 31, 2009.

PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009	Useful lives

Office furniture and equipment	$929,990	$563,075	3-7 years
Rental inventory	2,725,291	3,170,228	5 years
Vehicles	59,833	59,833	5 years
Leasehold improvements	375,559	369,935	2-6 years
Assembly equipment	10,690	10,690	7 years
	4,101,363	4,173,761
Less accumulated depreciation	(1,307,195)	(1,455,837)
	$2,794,168	$2,717,924

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

The calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,				Six months ended June 30,
	2010			2009	2010		2009
Basic:
Net income (loss)		$29,536		$708,622		$(37,052)	$1,659,414
Weighted average shares outstanding - basic		30,513,285		29,995,364		30,505,347	29,951,778
Net income (loss) per share - basic	$		*	$0.02	$	*	$0.06

Diluted:
Net income (loss)		$29,536		$708,622		$(37,052)	$1,659,414

Weighted average shares outstanding - basic		30,513,285		29,995,364		30,505,347	29,951,778
Dilutive securities		189,659		345,623		211,002	438,365
Weighted average shares outstanding - diluted		30,702,944		30,340,987		30,716,349	30,390,143
Net income (loss) per share - diluted	$	*		$0.02	$	*	$0.05

* - less than $0.01 per share.

Certain potentially dilutive common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive as the option exercise prices exceeded the average market price of the Company’s common stock. The actual effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

Anti-dilutive shares as of June 30, 2010 and June 30, 2009, were as follows:

	2010	2009

2005 Stock Option Plan	1,251,000	406,500
Warrants	-	1,310,000

(4)         STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the three months ended June 30, 2010 and 2009, the Company recorded compensation expense related to stock options of $65,285 and $33,849, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded compensation expense related to stock options of $126,362 and $65,093, respectively. The stock compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company uses the Black-Scholes pricing model to calculate fair value of its option grants. The Company used the following assumptions to determine the fair value of stock option grants during the six months ended June 30, 2010 and 2009:

	2010	2009

Expected term	6.25 years	6.25 years
Volatility	110.8 - 113.6%	116.81%
Risk-free interest rate	2.62 - 3.36%	3.39%
Dividend yield	0%	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected term of the stock options.

A summary of stock option activity under the Option Plan for the six months ended June 30, 2010 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2010	1,387,250	$1.10

Granted	178,500	$0.97
Exercised	-	$--
Forfeited	(37,000)	$1.18
Outstanding at June 30, 2010	1,528,750	$1.08	8.6 Years	$50,117

Exercisable at June 30, 2010	367,250	$1.12	7.3 Years	$36,203

A summary of status of the Company’s non-vested shares as of and for the six months ended June 30, 2010 is presented below:

	Non-vested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Non-vested at January 1, 2010	1,103,500	$0.94

Granted	178,500	$0.97
Vested	(88,500)	$1.02
Forfeited	(32,000)	$1.18
Non-vested at June 30, 2010	1,161,500	$1.07

As of June 30, 2010, the Company had approximately $605,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average perioof approximately 4 years.

(5)         INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company paid income taxes of $955,000 in May 2010, of which, $905,000 was accrued at December 31, 2009. The Company has permanent differences (expenses which are not deductible for taxes) which created taxable income greater than the income before tax in the statement of operations. The taxes on this taxable income cause the income tax expense to be at a higher effective tax rate than the statutory tax rate. The Company also included an estimate of $45,000 for penalties and interest related to late payment of income tax liabilities in this expense.

(6)      NOTES PAYABLE

CapitalSource
On March 19, 2010 (the “Closing Date”), the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Bank, a California industrial bank (“Lender”). The Credit Agreement provides the Company with a revolving credit facility of up to $3,500,000 (the “Credit Agreement”).

The Company may borrow, repay and re-borrow under the Credit Agreement up to the lesser of the facility cap of $3,500,000 (the “facility cap”) and 85% of the borrowing base less certain amounts reserved. The “borrowing base” is generally the net collectible dollar value of the Company’s eligible accounts receivable.  As of June 30, 2010, the amount available for borrowing was $3,126,000 of which $1,087,536 was borrowed.

The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month that was imposed under Regulation D of the Board of Governors of the Federal Reserve System, plus 4.0%. Interest is payable monthly. The Credit Agreement is secured by a first security interest in all of Zynex’s assets, as defined. Although the Credit Agreement may be terminated earlier by either party under certain circumstances, the Loan will terminate under the terms of the Credit Agreement, and must be paid in full, on March 19, 2013.

Fees payable to the Lender under the Credit Agreement include an unused line fee of 0.042% per month on the difference between the average outstanding daily balance for the preceding month and the total facility cap, a one-time commitment fee of $70,000 paid in two installments during March and April 2010, and a monthly collateral management fee of 0.042% of the facility cap. Upon the termination of the Credit Agreement for any reason, the Company is to pay the Lender 2% of the facility cap if the termination occurs after the first anniversary but before the second anniversary of the closing date, and 1% of the facility cap if the termination occurs on or after the second anniversary, but before the third anniversary, of the closing date. If the termination occurs on or prior to the first anniversary of the closing date, the Company will pay the Lender an amount equal to the product of (a) the all-in effective yield (as a percentage per annum) of the Credit Agreement for the six months prior to termination, (b) the facility cap and (c) the quotient of (i) the number of months in the remaining term and (ii) twelve.

The Credit Agreement includes a number of affirmative and negative covenants on the part of the Company. Affirmative covenants cover, among other things, the Company’s compliance with requirements of law, engaging only in the same businesses conducted on the Closing Date, accounting methods, financial records, notices of certain events, maintenance of insurance, uses of proceeds and financial reporting requirements. The Company has granted a right of first refusal to the Lender with respect to any offer received by the Company to provide any type of financing, pursuant to which the Lender will have a period of thirty days to agree to provide financing to the Company on substantially the same terms. The Company’s negative covenants under the Credit Agreement include financial covenants; specifically, maintaining minimum EBITDA, minimum fixed charge coverage ratio, minimum cash velocity and minimum liquidity. Other negative covenants include, among other things, restrictions on the Company’s incurrence of indebtedness, creation of liens, acquisitions of stock or assets of any person or entity, making of any loans or guarantees, sales of assets or collateral, issuance of dividends and repurchase or redemption of any Zynex stock, and transactions with affiliates.

Events of Default under the Credit Agreement include, among other things: The Company’s failure to pay any obligation under the Credit Agreement when due or perform or observe covenants or other obligations under the Credit Agreement or other loan documents or other documents pursuant to which the Company owes any third party repayment of indebtedness (subject to certain cure periods in certain instances); the occurrence of a default or an event of default under any other loan document; the occurrence of certain events related to bankruptcy or insolvency; the occurrence of any material adverse change; a sale of all or substantially all of the Company’s assets, or a change of control with respect to Zynex, Inc. or Zynex Medical, Inc., including any transaction that would result in any holders of twenty-five percent or more of the Company’s voting stock immediately prior to a transaction, holding less than twenty-five percent of the Company’s voting stock after such transaction.

Upon the occurrence of an Event of Default, the Lender may, without notice or demand, terminate the Lender’s obligations to make additional advances under the Credit Agreement, and upon that termination, all principal that the Lender had already advanced to Zynex, and all accrued interest on that principal, would become due and payable by the Company immediately, and the Lender would have the right, among other things, to foreclose on all of the assets of the Company, including the stock of Zynex Medical.

As of June 30, 2010, the Company is not in compliance with the minimum EBITDA covenant, and therefore the amount outstanding on the Line of Credit is callable. The Company has requested a waiver, and although the Company expects to obtain such a waiver, there is no assurance that it will, and if not, the Lender can demand payment of the Line of Credit, which could have a material adverse impact on the Company’s cash flow and liquidity.

Marquette Loan
Through March 19, 2010, the Company had a loan agreement with Marquette Healthcare Finance (“Marquette”) that provided the Company with a revolving credit facility of up to $3,000,000 (the “Loan”). The Loan included a number of affirmative and negative covenants on the part of the Company, including Minimum EBITDA, a Minimum Debt Service Coverage Ratio, a Minimum Current Ratio and a prohibition on dividends on shares and purchases of any Company stock. The Company exercised an early termination right in this loan agreement effective March 19, 2010 and replaced it with a loan agreement with CapitalSource Bank outlined above. As a result of the early termination, the Company paid $70,000 in related penalties.

 (7) CONCENTRATIONS

The Company had net accounts receivable from two private health insurance carriers at June 30, 2010 that made up approximately 27% and 10% of the accounts receivable balance. The same two private health insurance carriers made up approximately 18% and 13% of net accounts receivable at December 31, 2009.

(8) CONTINGENCIES

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

On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. The Company is awaiting a ruling on the Motion to Dismiss from the Court.

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

The Company is not a party to any other material pending or threatened legal proceedings.

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

Overview

The following information should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and related footnotes contained in this report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

For the three months ended June 30, 2010, we reported net revenue of $5,741,671, an increase of $1,395,083 or 32% and compared to $4,346,588 for the three months ended June 30, 2009. For the six months ended June 30, 2010, we reported net revenue of $10,617,068, an increase of $2,038,146 or 24% and compared to $8,578,922 for the six months ended June 30, 2009. The revenue increase was primarily accomplished through recruitment of experienced sales representatives over the last four years ended December 31, 2009 and in the six months ended June 30, 2010.

For the three months ended June 30, 2010, we reported selling, general and administrative expenses of $4,389,599, an increase of $1,926,277 or 78% and compared to $2,463,322 for the three months ended June 30, 2009. For the six months ended June 30, 2010, we reported selling, general and administrative expenses of $8,236,601, an increase of $3,359,474 or 69% compared to $4,877,127 for the six months ended June 30, 2009. Selling expenses increased primarily due to increases in sales commissions. Commissions are earned by sales representatives on orders received during the period. The addition of sales representatives mentioned above resulted in a higher level of orders received in 2010 compared to the same period in 2009. General and administrative expenses increased primarily due to increased payroll and benefits and facility costs including rent. The number of employees increased 59% since year-end 2009 and 103% since June 30, 2009. We increased employees to accommodate the increased order volume generated by the increase in sales representatives. Facility costs increased for the new headquarters facility, which we occupied in December 2009, and we incurred continuing costs for our previous facility, which we maintained through February 2010.

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

In April 2010 we formed two new companies. Zynex NeuroDiagnostics Inc., was formed to develop and market neurological diagnosis products for hospitals and clinics. Zynex Monitoring Solutions Inc., was formed to develop and market cardiovascular monitoring for hospitals and clinics. So far, the activities within these companies have not been significant.

Results of Operations

Net Rental Revenue. Net rental revenue for the three months ended June 30, 2010, was $2,335,380, a decrease of $264,119 or 10% compared to $2,599,499 for the three months ended June 30, 2009. Net rental revenue for the six months ended June 30, 2010, was $4,606,452, a decrease of $642,917 or 12% compared to $5,249,369 for the six months ended June 30, 2009. The decrease in net rental revenue for the three and six months ended June 30, 2010 was due primarily to a greater number of orders being sold rather than rented and units in rental reaching the maximum rental allowed by third party payors. We expect the trend of more orders being sold rather than rented to continue.

Net rental revenue for the three months ended June 30, 2010 made up 41% of net rental and sales revenue compared to 60% for the three months ended June 30, 2009. Net rental revenue for the six months ended June 30, 2010 made up 43% of net rental and sales revenue compared to 61% for the six months ended June 30, 2009. The primary reason for the decrease as a percentage of net rental and sales revenue was due to the increase of net sales revenue for the reasons discussed below.

Our products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare providers. Our products may also be purchased by dealers. If a patient is covered by health insurance, the third party payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges.

Net Sales Revenue. Net sales revenue for the three months ended June 30, 2010, was $3,406,291, an increase of $1,659,202 or 95% compared to $1,747,089 for the three months ended June 30, 2009. Net sales revenue for the six months ended June 30, 2010, was $6,010,616, an increase of $2,681,063 or 81% compared to $3,329,553 for the six months ended June 30, 2009. The increase in net sales revenue for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009 was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products, the addition of Lumbar Support products, beginning in June 2009, which are complementary to the Company’s electrotherapy products and only sold, not rented, as well as higher levels of products sold. The majority of net sales revenue ($4,240,023 in 2010 and $2,520,993 in 2009) is derived from surface electrodes and batteries sent to existing patients each month as consumable supplies for our electrotherapy products. Other reasons for the increase in net sales revenue are indicated in “Net Rental and Sales Revenue” below.

Net sales revenue for the three months ended June 30, 2010 made up 59% of net rental and sales revenue compared to 40% for the three months ended June 30, 2009. Net sales revenue for the six months ended June 30, 2010 made up 57% of net rental and sales revenue compared to 39% for the six months ended June 30, 2009. The increase as a percentage of net rental and sales revenue was due primarily to more products in use generating sales of consumable supplies to users of the Company’s products and the other reasons indicated above for the increased sales.

Net Rental and Sales Revenue. Net rental and sales revenue for the three months ended June 30, 2010, was $5,741,671, an increase of $1,395,083 or 32% compared to $4,346,588 for the three months ended June 30, 2009. Net rental and sales revenue for the six months ended June 30, 2010, was $10,617,068, an increase of $2,038,146 or 24% compared to $8,578,922 for the six months ended June 30, 2009. The increase in net rental and sales revenue for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009 was due primarily to an increase in prescriptions (orders) for rentals and purchases of the Company’s electrotherapy products and the resulting greater number of products in use during 2010. The increased orders resulted from the expansion of the industry experienced sales force in 2006 through 2009, and greater awareness of the Company's products by end users and physicians. Products in use create recurring sales of consumable supplies for those products and recurring rental revenue if the products are rented rather than sold.

Our rental and sales revenue is reported net, after deductions for uncollectable and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” and describe the process whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients and other factors which may affect collectability. See Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Report.

Net rental and sales revenue by quarter were as follows:
	2010	2009

First quarter	$4,875,397	$4,232,334
Second quarter	5,741,671	4,346,588
Third quarter	-	4,690,715
Fourth quarter	-	5,411,605

Total net revenue	$10,617,068	$18,681,242

Gross Profit. Gross profit for the three months ended June 30, 2010, was $4,519,518 or 79% of net rental and sales revenue compared to $3,569,944 or 82% in the three months ended June 30, 2009. Gross profit for the six months ended June 30, 2010, was $8,399,122 or 79% of net rental and sales revenue compared to $7,319,617 or 85% in the six months ended June 30, 2009. The increase in gross profit for the three and six months ended June 30, 2010 as compared with the same periods in 2009 is primarily because revenue increased. The decrease in gross profit percentage for the year three and six months ended June 30, 2010 as compared with the three and six months ended June 30, 2009 is primarily from the increase of net sales revenue as a percentage of net rental and sales revenue as described above. Net sales revenue has a lower gross profit than net rental revenue. The decrease in gross profit percentage was also due to reducing the estimate for collectibility in 2010 based upon payment trends by third party payors.

Selling, General and Administrative Expenses. For the three months ended June 30, 2010, we reported selling, general and administrative expenses of $4,389,599, an increase of $1,926,277 or 78% and compared to $2,463,322 for the three months ended June 30, 2009. For the six months ended June 30, 2010, we reported selling, general and administrative expenses of $8,236,601, an increase of $3,359,474 or 69% compared to $4,877,127 for the six months ended June 30, 2009. Selling expenses increased primarily due to increases in sales commissions. Commissions are earned by sales representatives on orders received during the period. The addition of sales representatives mentioned above resulted in a higher level of orders received in 2010 compared to the same period in 2009. General and administrative expenses increased primarily due to increased payroll and benefits and facility costs, including rent. The number of employees increased 59% since year-end 2009 and 103% since June 30, 2009. We increased employees to accommodate the increased order volume generated by the increase in sales representatives. Facility costs increased for the new headquarters facility, which we occupied in December 2009, and we incurred continuing costs for our previous facility, which we maintained through February 2010.

Selling, General and Administrative Expenses for the six months ended June 30, 2010 and 2009 included the following:

	2010	2009

Commissions	$2,400,375	$1,815,203
Payroll and benefits	3,484,178	2,139,738
Facility costs	886,843	100,417

Other Income (Expense).  Interest and other income (expense) is comprised of interest income, interest expense, other income (expense) and gain on the value of a derivative liability.

Interest income for the three and six months ended June 30, 2010 was $3,169 and $3,573, compared to $1,744 and $2,805 for the same periods in 2009.

Interest expense for the three and six months ended June 30, 2010 was $52,767 and $131,794, compared to $40,045 and $74,306 for the same periods in 2009. The increase in interest expense resulted primarily from the expensing of early termination fees related to the Marquette line of credit which was terminated in March 2010.

Other income (expense) for the three and six months ended June 30, 2010 was income of $1,215 and expense of $16,352, compared to expense of $101 and $1,175 for the same periods in 2009. The expense in 2010 resulted primarily from a loss on a net lease termination.

The gain on value of a derivative liability of $66,402 and $196,600 for the three and six months ended June 30, 2009 reflects a reduction in the market value of certain outstanding warrants. These warrants were exercised in September 2009 and are no longer outstanding.

Income Tax Expense.  We reported income tax expense in the amount of $52,000 for the three months ended June 30, 2010 compared to $426,000 of expense for the same period in 2009. This is primarily due to our having income before taxes of $81,536 for the three months ended June 30, 2010 compared to income before taxes of $1,134,622 in 2009. We reported income tax expense in the amount of $55,000 for the six months ended June 30, 2010 compared to $907,000 for the same period in 2009. This is primarily due to our having  income before taxes of $17,948 for the six months ended June 30, 2010 compared to income before taxes of $2,566,414 for the same period in 2009.

We have permanent differences (expenses which are not deductible for taxes) which create taxable income greater than the income before taxes in the statement of operations. The taxes on this taxable income cause the income tax expense to be at a higher effective tax rate than the statutory tax rate. We also include penalties and interest related to income taxes in this expense.

Liquidity and Capital Resources.

Line of Credit

On March 19, 2010, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Bank, a California industrial bank. The Credit Agreement provides the Company with a revolving credit facility of up to $3,500,000.

We may borrow, repay and re-borrow under the Credit Agreement. The amount available for advances under the Credit Agreement cannot exceed the lesser of the facility cap of $3,500,000 and 85% of the borrowing base less certain amounts reserved. The borrowing base is generally the net collectible dollar value of the Company’s eligible accounts. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month that was imposed under Regulation D of the Board of Governors of the Federal Reserve System, plus 4.0%. Interest is payable monthly. The Credit Agreement is secured by a first security interest in all of the Company’s assets, including accounts, documents, chattel paper, commercial tort claims, deposit accounts, general intangibles, goods, instruments, investment property, letter-of-credit rights, intellectual property, cash, and 100% of the shares of Zynex Medical, Inc., which are owned by Zynex, Inc., and other assets. Although the Credit Agreement may be terminated earlier by either party under certain circumstances, the Credit Agreement will terminate and must be paid in full, on March 19, 2013.

As of June 30, 2010, we were not in compliance with the minimum EBITDA covenant, and therefore the amount outstanding on the Credit Agreement is callable. We have requested a waiver, and although we expects to obtain such a waiver, there is no assurance that we will, and if not, the Lender can demand payment of amounts outstanding under the Credit Agreement, which could have a material adverse impact on our cash flow and liquidity.

Limited Liquidity

Cash at June 30, 2010 was $47,113 compared to cash at December 31, 2009 of $862,645.

Cash used by operating activities was $1,551,228 for the six months ended June 30, 2010 compared to $588,257 of cash provided by operating activities for the six months ended June 30, 2009. The primary reasons for the decrease in cash flow was the decrease to net income, payments of taxes and increases to inventory in 2010 compared to 2009, offset, in part, by increases in non-cash expenses such as deferred rent.

Cash used in investing activities for the six months ended June 30, 2010 was $115,863 compared to cash used in investing activities of $493,707 for the six months ended June 30, 2009. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of capital equipment offset by proceeds received in a lease termination.

Cash provided by financing activities was $851,559 for the six months ended June 30, 2010 compared with cash used in financing activities of $69,997 for the six months ended June 30, 2009. The primary financing sources of cash in 2010 were borrowings on the line of credit partially offset by payments on capital lease obligations and deferred financing fees. The primary financing use of cash in 2009 were payments on notes payable, capital lease obligations and the decrease in the bank overdraft.

We have limited liquidity. Our limited liquidity is primarily a result of (a) the required high levels of inventory with sales representatives that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rental orders prior to receiving payments for the corresponding product by third party payors, (c) the high level of outstanding accounts receivable because of the deferred payment practices of third party health payors, (d) the need for expenditures to make improvements to our internal billing processes (e) delayed cost recovery inherent in rental transactions and (f) increased commitments resulting from the premises lease signed in November 2009. Our growth results in higher cash needs.

Our long-term business plan continues to contemplate growth in revenues and requires, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, payroll to sales support personnel and the increase in cash payments for the Company’s office lease to support of the higher level of operations. These activities produce expenses in advance of revenue.

The plans of our management indicate that the Company’s projected cash flows from operating activities and borrowing available under the CapitalSource line of credit will fund our cash requirements for at least the next 12 months.

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the agreement for the line of credit and borrowing base limitations. Although the maximum amount of the line of credit is $3,500,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations and may be less than the maximum amount. As of June 30, 2010, the amount available for borrowing was $3,126,000 of which $1,087,536 was borrowed.

There is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for increases in our inventory of products as needed for growth. We have no arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms, if at all. Any additional debt would require the approval of CapitalSource.

Our limited liquidity and dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues, delays in payment by third party payors or increases in expenses could affect our projected revenue, cash flows from operations and liquidity.

We frequently receive refund requests from insurance providers relating to specific patients and dates of service. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund request is appropriate. We also review claims where we are rebilling or pursuing reimbursement from that insurance provider. We frequently have significant offsets against such refund request and sometimes amounts are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid and should be accrued as a liability.

Specifically, on April 26, 2010, we received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. The Anthem request included a significant number of refund claims in a single request, totaling approximately $1,318,000. We are in  discussions with Anthem relating to this request in order to fully understand the nature of their refund request and to determine whether a refund is appropriate. We are also in the process of rebilling a significant number of claims for which we believe we were not properly reimbursed by Anthem, and pursuing reimbursement relating to amounts held back by Anthem that management believes should not have been held back pursuant to the terms of a 2008 settlement agreement between us and Anthem. Amounts that may be due from Anthem as a result of such rebilling and reimbursement could potentially offset, in part or in full, the amounts requested by Anthem. As of June 30, 2010, the likely outcome of this matter and an estimate of any amount considered probable of net refund to Anthem is unknown. Therefore, no specific accrual has been made related to the Anthem claim as of June 30, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 31, 2010 for the year ended December 31, 2009, and Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Report for further discussion of our “Critical Accounting Policies”.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. The Company is awaiting a ruling on the Motion to Dismiss from the Court.

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

The Company is not a party to any other material pending or threatened legal proceedings.

ITEM 6.   EXHIBITS

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Zynex, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on October 7, 2008.

3.2	Amended and Restated Bylaws of Zynex, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2008.

4.1
Subscription Agreement, dated as of June 4, 2004, by and among the Company, Alpha Capital, Aktiengesellschaft, Stonestreet Limited Partnership, Whalehaven Funds Limited, Greenwich Growth Fund Limited and Ellis International Limited, Inc., incorporated by reference to Exhibit 4.1 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.

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

4.5
Escrow Agreement, dated as of June 4, 2004, by and among the Company, Alpha Capital, Aktiengesellschaft, Stonestreet Limited Partnership, Whalehaven Funds Limited, Greenwich Growth Fund Limited, Ellis International Limited Inc. and Grushko & Mittman, P.C., incorporated by reference to Exhibit 4.5 of the Company's registration statement filed on Form SB-2, filed July 6, 2004.

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

ZYNEX, INC.
Dated August 16, 2010	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated August 16, 2010	/s/ Fritz G. Allison
Fritz G. Allison
Chief Financial Officer