Form 10-Q
period 2010-09-30
ZYNEX INC
filed 2010-11-12
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
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

Large accelerated filer []	Accelerated filer []	Non-accelerated filer []	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  []     No   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding as of November 10, 2010
Common Stock, par value $0.001	30,594,667

ZYNEX, INC. AND SUBSIDIARY
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited)
and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months
ended September 30, 2010 and 2009	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the
nine months ended September 30, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine	6
months ended September 30, 2010 and 2009

Unaudited Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	16

Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 6. Exhibits	23

Signatures	24

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ZYNEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	December 31,
	2010	2009
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$593	$863
Accounts receivable, net	6,628	5,039
Inventory	3,425	2,034
Prepaid expenses	39	139
Deferred tax asset	1,248	864
Other current assets	76	77

Total current assets	12,009	9,016

Property and equipment, net	2,654	2,718
Deposits	174	166
Deferred financing fees, net	100	30

Total assets	$14,937	$11,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$972	$-
Current portion of capital leases and other obligations	71	95
Accounts payable	1,485	1,127
Income taxes payable	541	905
Accrued payroll and payroll taxes	651	426
Other accrued liabilities	894	788

Total current liabilities	4,614	3,341

Capital leases and other obligations, less current portion	261	20
Deferred rent liability	1,390	544
Deferred tax liability	592	539

Total liabilities	6,857	4,444

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
30,569,667 (2010) and 30,497,318 (2009) shares issued and outstanding	31	30
Paid-in capital	4,620	4,357
Retained earnings	3,429	3,099

Total stockholders' equity	8,080	7,486

Total liabilities and stockholders’ equity	$14,937	$11,930

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue:
Rental	$2,032	$2,548	$6,639	$7,797
Sales	4,625	2,143	10,635	5,473
	6,657	4,691	17,274	13,270

Cost of revenue:
Rental	169	346	702	967
Sales	1,257	552	2,942	1,190
	1,426	898	3,644	2,157

Gross profit	5,231	3,793	13,630	11,113

Selling, general and administrative expense	4,606	2,906	12,842	7,784

Income from operations	625	887	788	3,329

Other income expense:
Interest income	2	-	5	3
Interest expense and loss on extinguishment of debt	(45)	(38)	(177)	(113)
Other expense	-	-	(16)	(1)
(Loss) gain on value of derivative liability	-	(25)	-	172
	(43)	(63)	(188)	61

Income before income tax	582	824	600	3,390

Income tax expense	214	365	270	1,272

Net income	$368	$459	$330	$2,118

Net income per share:
Basic	$0.01	$0.02	$0.01	$0.07

Diluted	$0.01	$0.02	$0.01	$0.07

Weighted average number of common
shares outstanding:
Basic	30,569,441	30,086,784	30,555,778	29,997,276

Diluted	30,667,064	30,282,030	30,744,764	30,223,547

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Number	Common	Paid-in	Retained	Total
	of Shares	Stock	Capital	Earnings

January 1, 2010	30,497,318	$30	$4,357	$3,099	$7,486

Issuance of common stock for services	72,349	1	60	-	61

Employee stock-based compensation	-	-	203	-	203

Net income, nine months ended September 30, 2010	-	-	-	330	330

September 30, 2010	30,569,667	$31	$4,620	$3,429	$8,080

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, AMOUNTS IN THOUSANDS)
	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$330	$2,118
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation expense	591	499
Provision for provider discounts	55,221	39,004
Provision for losses in accounts receivable (uncollectibility)	3,286	2,369
Amortization of financing fees	31	21
Gain on value of derivative liability	-	(172)
Change in reserve for obsolete inventory	(2)	152
Deferred rent expense	846	-
Net loss on disposal of equipment	18	-
Issuance of common stock for consulting services	61	75
Employee stock based compensation expense	203	113
Deferred tax benefit	(331)	(172)
Changes in operating assets and liabilities:
Accounts receivable	(60,096)	(41,851)
Inventory	(1,389)	(88)
Prepaid expenses	100	53
Other current assets	(19)	(108)
Accounts payable	358	(306)
Accrued liabilities	331	(451)
Income taxes payable	(364)	506

Net cash (used in) provided by operating activities	(825)	1,762

Cash flows from investing activities:
Proceeds received in lease termination	108	-
Purchases of equipment	(271)	(818)

Net cash used in investing activities	(163)	(818)

Cash flows from financing activities:
Decrease in bank overdraft	-	(113)
Net borrowings from (payments on) line of credit	972	(682)
Deferred financing fees	(90)	-
Payments on notes payable and capital leases	(164)	(29)
Repayments of loans from stockholder	-	(25)
Issuance of common stock	-	144

Net cash provided by (used in) financing activities	718	(705)

Net (decrease) increase in cash	(270)	239
Cash at beginning of period	863	-
Cash at end of period	$593	$239

Supplemental cash flow information:
Interest paid	$83	$113
Income taxes paid (including interest and penalties)	$955	$935

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through capital lease	$334	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
September 30, 2010

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2010 and the results of operations and cash flows for the periods presented.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

REVENUE RECOGNITION, AND ALLOWANCES FOR PROVIDER DISCOUNTS AND COLLECTIBILITY

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been dispensed to the patient and the patient’s insurance coverage has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and dispensed to the patient and the patient’s insurance has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental periods. Products on rental contracts are accounted for as property and equipment on the Company’s balance sheet and depreciated over their estimated useful life. All revenue is recognized at amounts estimated to be paid by customers or third party payors using the Company’s established rates, net of estimated discounts. The Company recognizes revenue from distributors when it ships its products to fulfill an order and title has transferred.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third party payors. The nature of receivables in this industry has typically resulted in long collection cycles. The process of determining the products that will be reimbursed by third party payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among payors and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third party payors that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. The Company determines the amount of the allowance and adjusts the allowance at the end of each reporting period based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection, disputes with third party payors and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods change, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in rates can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.

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

The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. These requests are sometimes related to a limited number of patients and other times include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews refund claims when it is rebilling or pursuing reimbursement from that insurance provider. The Company frequently has significant offsets against such refund requests and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued.

Specifically, on April 26, 2010, the Company received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. The Anthem request included a significant number of refund claims in a single request, totaling approximately $1,318. The Company is in discussions with Anthem relating to this request in order to fully understand the nature of the refund request and to determine whether a refund is appropriate. The Company is also in the process of rebilling Anthem a significant number of claims which the Company believes were not properly reimbursed by Anthem, during the same retrospective time period, and pursuing reimbursement relating to amounts held back by Anthem that the Company believes should not have been held back pursuant to the terms of a 2008 settlement agreement between the Company and Anthem.  The Company has initially estimated that amounts due from Anthem for claims not properly reimbursed and amounts improperly held back total approximately $1,500.  Amounts that may be due from Anthem as a result of such rebilling and reimbursement could potentially offset, in part or in full, the amounts requested by Anthem, although no assurances can be given with respect to such estimates of reimbursements and offsets. As of September 30, 2010, the likely outcome of this matter and an estimate of any amount considered probable of net refund or billing to Anthem is unknown. Therefore, no specific accrual has been made related to the Anthem claim as of September 30, 2010.

Due to the seasonal nature of the Company’s business, the net revenue and results of operations for the nine months ended September 30, 2010 and September 30, 2009, are not indicative of the operating results that may be expected for the entire fiscal year.

In addition to the allowance for provider discounts, the Company provides an allowance for uncollectible accounts receivable. These uncollectible accounts receivable are a result of the following; non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by third party payors. If there is a change to a material insurance provider contract or policy or application of them by a provider, or a decline in the economic condition of providers, or a significant turnover of Company personnel resulting in diminished collection efficiency, the current amount of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase of these levels in the future.

At September 30, 2010 and December 31, 2009, the allowance for provider discounts and uncollectible accounts, which are reflected as a reduction of accounts receivable, were as follows:

	September 30, 2010	December 31, 2009

Allowance for provider discounts	$32,267	$26,511
Allowance for uncollectible accounts receivable	1,705	1,435

	$33,972	$27,946

Changes in the allowance for provider discounts and uncollectible accounts receivable for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Balances, beginning	$32,643	$25,393	$27,946	$13,747
Additions: Reductions to net sales and rental revenue	21,892	14,049	58,507	41,373
Write-offs: Reductions to accounts receivable	(20,563)	(12,061)	(52,481)	(27,739)
	$33,972	$27,381	$33,972	$27,381

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

The Company's financial instruments at September 30, 2010 include accounts receivable, accounts payable and the line of credit balance, for which current carrying amounts approximate fair value due to their short-term nature. At September 30, 2010 and December 31, 2009, the Company had no financial assets or liabilities subject to recurring fair value measurement.

INVENTORY

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At September 30, 2010, the Company had an allowance for obsolete and damaged inventory of approximately $595 and an allowance of approximately $597 at December 31, 2009.

PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010	December 31, 2009	Useful lives

Office furniture and equipment	$958	$563	3-7 years
Rental inventory	2,452	3,170	5 years
Vehicles	60	60	5 years
Leasehold improvements	370	370	2-6 years
Assembly equipment	11	11	7 years
	3,851	4,174
Less accumulated depreciation	(1,197)	(1,456)
	$2,654	$2,718

(3)         EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated by using the if-converted and treasury-stock methods.

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic:
Net income	$368	$459	$330	$2,118
Weighted average shares outstanding - basic	30,569,441	30,086,784	30,555,778	29,997,276
Net income per share - basic	$0.01	$0.02	$0.01	$0.07

Diluted:
Net income	$368	$459	$330	$2,118

Weighted average shares outstanding - basic	30,569,441	30,086,784	30,555,778	29,997,276
Dilutive securities	97,623	195,246	188,986	226,271
Weighted average shares outstanding - diluted	30,667,064	30,282,030	30,744,764	30,223,547
Net income per share - diluted	$0.01	$0.02	$0.01	$0.07

Potential common share equivalents as of September 30, 2010 and September 30, 2009 of 1,229,000 and 393,500, respectively, related to certain outstanding stock options, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive as the option exercise prices exceeded the average market price of the Company’s common stock. The actual effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

(4)         STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the "Option Plan") and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the three months ended September 30, 2010 and 2009, the Company recorded compensation expense related to stock options of $77 and $48, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded compensation expense related to stock options of $203 and $113, respectively. The stock compensation expense was included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

The Company uses the Black-Scholes pricing model to calculate fair value of its option grants. The Company used the following assumptions to determine the fair value of stock option grants during the nine months ended September 30, 2010 and 2009:

	2010	2009

Expected term	5 - 6.25 years	6.25 years
Volatility	109.6 - 113.6%	115.5 - 116.8%
Risk-free interest rate	2.04 - 3.36%	2.91 - 3.39%
Dividend yield	0%	0%

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

A summary of stock option activity under the Option Plan for the nine months ended September 30, 2010 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2010	1,387,250	$1.10

Granted	374,500	$0.73
Exercised	-	$--
Forfeited	(88,500)	$1.14
Outstanding at September 30, 2010	1,673,250	$1.01	7.9 Years	$44

Exercisable at September 30, 2010	602,000	$1.06	4.1 Years	$31

A summary of the status of the Company’s non-vested shares as of and for the nine months ended September 30, 2010 is presented below:

	Non-vested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Non-vested at January 1, 2010	1,103,500	$0.94

Granted	364,500	$0.67
Vested	(320,250)	$0.88
Forfeited	(76,500)	$0.96
Non-vested at September 30, 2010	1,071,250	$0.86

As of September 30, 2010, the Company had approximately $582 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately four years.

(5)         INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company paid income taxes of $955 in May 2010, of which $905 was accrued at December 31, 2009. The Company has permanent differences (expenses which are not deductible for income tax reporting) which created taxable income greater than the income before tax in the statements of operations. The taxes on this taxable income cause the income tax expense to be at a higher effective tax rate than the statutory tax rate. The Company also included an estimate of $100 for penalties and interest related to late payment of income tax liabilities (primarily for prior years) in income tax expense for the nine months ended September 30, 2010.

(6)      NOTES PAYABLE

CAPITAL SOURCE

On March 19, 2010 (the “Closing Date”), the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Bank, a California industrial bank (“Lender”). The Credit Agreement provides the Company with a revolving credit facility of up to $3,500 (the “Credit Facility”).

The Company may borrow, repay and re-borrow under the Credit Facility up to the lesser of the facility cap of $3,500 (the “facility cap”) and 85% of the borrowing base less certain amounts reserved. The “borrowing base” is generally the net collectible amount of the Company’s eligible accounts receivable, as defined.   As of September 30, 2010, the amount available for borrowing was $3,096, of which $972 was borrowed.

Outstanding amounts under the Credit Facility bear interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month, as defined in the Credit Agreement, plus 4.0%. The effective interest rate as of September 30, 2010 was 14%. Interest is payable monthly. The Credit Facility is secured by a first security interest in all of Zynex’s assets, as defined in the Credit Agreement. Although the Credit Agreement may be terminated earlier by either party under certain circumstances, the Credit Facility will terminate under the terms of the Credit Agreement, and must be paid in full, on March 19, 2013.

Fees payable to the Lender under the Credit Agreement include an unused line fee of 0.042% per month on the difference between the average outstanding daily balance for the preceding month and the total facility cap, a one-time commitment fee of $70 paid in two installments in March and April 2010, and a monthly collateral management fee of 0.042% of the facility cap. Upon the termination of the Credit Agreement for any reason, the Company is to pay the Lender 2% of the facility cap if the termination occurs after the first anniversary but before the second anniversary of the Closing Date, and 1% of the facility cap if the termination occurs on or after the second anniversary, but before the third anniversary, of the Closing Date. If the termination occurs on or prior to the first anniversary of the Closing Date, the Company will pay the Lender an amount equal to the product of (a) the all-in effective yield (as a percentage per annum) of the Credit Agreement for the nine months prior to termination, (b) the facility cap and (c) the quotient of (i) the number of months in the remaining term and (ii) twelve.

The Credit Agreement includes a number of affirmative and negative covenants on the part of the Company. Affirmative covenants cover, among other things, the Company’s compliance with requirements of law, engaging only in the same businesses conducted on the Closing Date, accounting methods, financial records, notices of certain events, maintenance of insurance, uses of proceeds and financial reporting requirements. The Company has granted a right of first refusal to the Lender with respect to any offer received by the Company to provide any type of financing, pursuant to which the Lender will have a period of thirty days to agree to provide financing to the Company on substantially the same terms. The Company’s negative covenants under the Credit Agreement include financial covenants; specifically, maintaining minimum EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage ratio, minimum cash velocity and minimum liquidity. Other negative covenants include, among other things, restrictions on the Company’s incurrence of indebtedness, creation of liens, acquisitions of stock or assets of any person or entity, making of any loans or guarantees, sales of assets or collateral, issuance of dividends and repurchase or redemption of any Zynex stock, and transactions with affiliates.

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

Upon the occurrence of an Event of Default, the Lender may, without notice or demand, terminate the Lender’s obligations to make additional advances under the Credit Agreement, and upon that termination, all principal that the Lender had already advanced to the Company, and all accrued interest on that principal, would become due and payable by the Company immediately, and the Lender would have the right, among other things, to foreclose on all of the assets of the Company, including the stock of Zynex Medical.

As of September 30, 2010, the Company was current in its interest payments, but was not in compliance with the cash velocity financial covenant, and therefore the amount outstanding on the Credit Agreement is callable.  The Company has requested a waiver and the terms of the waiver are currently being negotiated, and although the Company expects to obtain such a waiver, there is no assurance that it will, and if not, the Lender can demand payment of amounts outstanding under the Credit Agreement, which could have a material adverse impact on the Company’s cash flow and liquidity.

MARQUETTE LOAN

Through March 19, 2010, the Company had a loan agreement with Marquette Healthcare Finance (“Marquette”) that provided the Company with a revolving credit facility of up to $3,000. The Company exercised an early termination right in this loan agreement effective March 19, 2010, and replaced it with a credit agreement with CapitalSource Bank outlined above. As a result of the early termination, the Company paid $70 in related penalties, which has been classified as loss on extinguishment of debt.

(7) CONCENTRATIONS

The Company had net accounts receivable from two private health insurance carriers at September 30, 2010 that made up approximately 29% and 9% of the accounts receivable balance. The same two private health insurance carriers made up approximately 18% and 13% of net accounts receivable at December 31, 2009.

(8) CONTINGENCIES

LITIGATION

A lawsuit was filed against the Company, its President /Chief Executive Officer and its Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits alleged substantially the same matters and have been consolidated. On April 19, 2010, plaintiffs filed a Consolidated Class Action Complaint (Civil Action No. 09-cv-00780-REB-KLM). The consolidated lawsuit refers to the April 1, 2009 announcement by the Company that it would restate its unaudited interim financial statements for the first three quarters of 2008. The lawsuit purports to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and March 31, 2009. The lawsuit alleges, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008 and other misleading statements. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.

On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. The Company is awaiting a ruling on the Motion to Dismiss from the Court.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Certain information included in this quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our ability to engage additional sales representatives, the need to obtain Federal Drug and Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the uncertain outcome of pending material litigation and other risks described in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following information should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and related footnotes contained in this report, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

The Company currently has three wholly-owned subsidiaries.;  Zynex Medical, Inc., Zynex NeuroDiagnistics Inc. and Zynex Monitoring Solutions Inc.  As of September 30, 2010, Zynex NeuroDiagnostics Inc., formed in April 2010 to develop and market neurological diagnosis products for hospitals and clinics, and Zynex Monitoring Solutions, Inc., formed in April 2010 to develop and market cardiovascular monitoring for hospitals and clinics, did not have any significant activities.  Thus, consolidated results of operations are reported on activities conducted within Zynex Medical,Inc.

RESULTS OF OPERATIONS (Amounts in thousands):

Revenue

Our products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare providers. Our products may also be purchased by dealers. If a patient is covered by health insurance, the third party payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges.  We also sell consumable supplies, consisting primarily of surface electrodes and batteries that are used in conjunction with our electrotherapy products.

Revenue is reported net, after adjustments for uncollectable and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients and other factors which may affect collectability. See Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Report for a more complete explanation of revenue recognition.

Total Net Revenue (Rental and Sale).

Total net revenue by quarter

	2010	2009

First quarter	$4,875	$4,232
Second quarter	5,742	4,347
Third quarter	6,657	4,691
Fourth quarter	-	5,412

Total net revenue	$17,274	$18,682

Total net revenue increased $1,966 or 42% to $6,657 in the three months ended September 30, 2010, from $4,691 for the three months ended September 30, 2009.  Total net revenue increased $4,004 or 30% to $17,274 for the nine months ended September 30, 2010, from $13,270 for the nine months ended September 30, 2009.

The increase in total net revenue for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, was due primarily to an increase in prescriptions (orders) for our electrotherapy products, the resulting incremental customers during 2010, and an increase in sales in our consumable supplies (surface electrodes and batteries). The increased orders are directly related to the expansion of the industry experienced sales force in 2006 through 2010 and greater awareness of the Company's products by end users and physicians.

The incremental addition of industry-experienced sales representatives allowed us to increase our market presence and increase orders. The level of orders for our products is significant in terms of (1) rental income, which we anticipate receiving on a recurring basis over the time which patients use our products, subject to our ability to collect the rentals and the contractual adjustments by insurers, (2) direct sales of our products, subject to our ability to collect and the contractual adjustments by insurers, and (3) corresponding recurring sales of electrodes and other supplies for the products.

Net Rental Revenue.

Net rental revenue decreased $516 or 20% to $2,032 in the three months ended September 30, 2010 from $2,548 for the three months ended September 30, 2009.  Net rental revenue decreased $1,158 or 15% to $6,639 for the nine months ended September 30, 2010, from $7,797 for the nine months ended September 30, 2009.

Net rental revenue for the three months ended September 30, 2010 represented 31% of total net revenue compared to 54% for the three months ended September 30, 2009. Net rental revenue for the nine months ended September 30, 2010 represented 38% of total net revenue compared to 59% for the nine months ended September 30, 2009. The decrease in net rental revenue for the three and nine months ended September 30, 2010, was due primarily to a greater number of products being sold rather than rented and units in rental reaching the maximum rental allowed by third party payors. We expect the trend of more products being sold rather than rented to continue.

Net Sales Revenue.

Net sales revenue increased $2,482 or 116% to $4,625 in the three months ended September 30, 2010, from $2,143 for the three months ended September 30, 2009.  Net sales revenue increased $5,162 or 94% to $10,635 for the nine months ended September 30, 2010, from $5,473 for the nine months ended September 30, 2009.

Net sales revenue for the three months ended September 30, 2010 represented 69% of total revenue compared to 46% for the three months ended September 30, 2009. Net sales revenue for the nine months ended September 30, 2010 made up 62% of net rental and sales revenue compared to 41% for the nine months ended September 30, 2009.  The increase in net sales revenue for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, was due primarily to the addition of Lumbar Support products, beginning in June 2009, which are complementary to our electrotherapy products and only sold, not rented, a general increase in prescriptions (orders) and our increasing base of customers in the market generating sales of consumable supplies.

Sales of our consumable supplies increased $2,350 or 56% to $6,545 in the nine months ended September 30, 2010, from $4,195 in the nine months ended September 30, 2009.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $5,231 or 79% of total net revenue compared to $3,793 or 81% of total net revenue in the three months ended September 30, 2009. Gross profit for the nine months ended September 30, 2010, was $13,630 or 79% of total net revenue compared to $11,113 or 84% of total net revenue in the nine months ended September 30, 2009.

The increase in total gross profit amounts for the three and nine months ended September 30, 2010, as compared with the same periods in 2009 is primarily due to the 42% and 30% increase in total net revenue for the three and nine months ended September 30, 2010 over the three and nine month periods ended September 30, 2009.   The decrease in gross profit percentage for the three and nine months ended September 30, 2010 as compared with the three and nine months ended September 30, 2009 is primarily attributed to a change in sales mix from fewer products rented to an increase in products sold.   Product sales result in a lower gross profit because their cost of sales is higher than that from rentals. The decrease in gross profit percentage was also due to reducing the estimate for collectibility in 2010 based upon payment trends by third party payors.   We are continually evaluating our estimates for uncollectible amounts due from third party payors.  Adjustments to our uncollectible estimates are recorded against revenue, which may cause fluctuations in reported results. See Note 2, Significant Accounting Polices, of the Unaudited, Condensed, Consolidated Financial Statements in this Report.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased $1,700 or 58% to $4,606 for the three months ended September 30, 2010 from $2,906 for the three months ended September 30, 2009.   Total selling, general and administrative expenses increased $5,058 or 65% to $12,842 for the nine months ended September 30, 2010 from $7,784 for the nine months ended September 30, 2009.

Throughout the first half of 2010 we made investments in SG&A, which primarily consisted of sales support staff, reimbursement/billing personnel and facility expansion (new lease signed November 2009 for larger facility).  We believe these expenditures provide an infrastructure that allows us to capture market share in geographic markets we have not penetrated, accelerate growth in our existing markets, and increase cash flow through improved collection efforts.   These expenditures, in conjunction with the increase in sales commissions (driven by the 42% and 30% increase in total net sales for the three and nine month periods ended September 30, 2010) were the primary drivers of the increase in our selling, general and administrative expenses.   We also incurred expenses of $200 during the three months ended September 30, 2010, for the departure and replacement of the Chief Financial Officer.

A summary of select selling, general and administrative expenses (not inclusive of all selling, general and administrative expenses) for the nine months ended September 30, 2010 and 2009 is provided below:

	2010	2009

Sales expense and commissions	$3,807	$2,962
Payroll and benefits	5,744	3,361
Facility costs	1,356	183
Chief Financial Officer transition	200	-

Other Income (Expense)

Other income (expense) is comprised of interest income, interest expense, other expense and (loss) gain on the value of a derivative liability.

Interest income for the three and nine months ended September 30, 2010 was $2 and $5, compared to less than $1 and $3 for the same periods in 2009.

Interest expense for the three and nine months ended September 30, 2010 was $45 and $177, compared to $38 and $113 for the same periods in 2009. The increase in interest expense resulted primarily from the expensing of early termination fees related to the Marquette line of credit which was terminated in March 2010.

Other expense for the three and nine months ended September 30, 2010 was zero and $16, compared to expense of zero and $1 for the same periods in 2009. The expense in 2010 resulted primarily from a loss on a net lease termination.

The (loss) gain on value of a derivative liability of ($25) and $172 for the three and nine months ended September 30, 2009 reflects changes in the market value of certain outstanding warrants. These warrants were exercised in September 2009, and are no longer outstanding.

Income Tax Expense

We reported income tax expense of $214 for the three months ended September 30, 2010 compared to $365 for the same period in 2009. This is primarily due to our income before taxes of $582 for the three months ended September 30, 2010, compared to income before taxes of $824 in 2009. We reported income tax expense in the amount of $270 for the nine months ended September 30, 2010 compared to $1,272 for the same period in 2009. This is primarily due to our income before taxes of $600 for the nine months ended September 30, 2010 compared to income before taxes of $3,390 for the same period in 2009.

We have permanent differences (expenses which are not deductible for income tax reporting) which create taxable income greater than the income before taxes in the statement of operations. The taxes on this taxable income cause the income tax expense to be at a higher effective tax rate than the statutory tax rate. We also include penalties and interest related to income taxes in this expense.

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

On March 19, 2010, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Bank, a California industrial bank. The Credit Agreement provides the Company with a revolving credit facility of up to $3,500.

We may borrow, repay and re-borrow under the Credit Agreement. The amount available for advances under the Credit Agreement cannot exceed the lesser of the facility cap of $3,500 and 85% of the borrowing base less certain amounts reserved. The borrowing base is generally the net collectible dollar value of the Company’s eligible accounts. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month, as defined, plus 4.0%. Interest is payable monthly. The Credit Agreement is secured by a first security interest in all of the Company’s assets, including accounts, documents, chattel paper, commercial tort claims, deposit accounts, general intangibles, goods, instruments, investment property, letter-of-credit rights, intellectual property, cash, and 100% of the shares of Zynex Medical, Inc., which are owned by Zynex, Inc., and other assets. Although the Credit Agreement may be terminated earlier by either party under certain circumstances, the Credit Agreement will terminate and must be paid in full, on March 19, 2013.  As of September 30, 2010, $972 was outstanding on the Credit Agreement.

As of September 30, 2010, the Company was current in its interest payments, but was not in compliance with its cash velocity financial covenant, and therefore the amount outstanding on the Credit Agreement is callable at any time by the lender.  We have requested a waiver and the terms of the waiver are currently being negotiated, and although we expect to obtain such a waiver, there is no assurance that we will, and if not, the lender can demand immediate payment of amounts outstanding under the Credit Agreement, and restrict or prevent us from borrowing while we are in default, which could have a material adverse impact on our cash flow and liquidity.

Limited Liquidity

Cash at September 30, 2010 was $593, compared to cash at December 31, 2009 of $863.

Cash used by operating activities was $825 for the nine months ended September 30, 2010 compared to $1,762 of cash provided by operating activities for the nine months ended September 30, 2009. The primary reasons for the decrease in cash flow was the decrease to net income, payments of taxes and increases to inventory in 2010 compared to 2009, offset, in part, by increases in non-cash expenses such as deferred rent.

Cash used in investing activities for the nine months ended September 30, 2010 was $163 compared to cash used in investing activities of $818 for the nine months ended September 30, 2009. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of capital equipment offset by proceeds received in a lease termination.

Cash provided by financing activities was $718 for the nine months ended September 30, 2010 compared with cash used in financing activities of $705 for the nine months ended September 30, 2009. The primary financing sources of cash in the 2010 period were net borrowings under the Credit Agreement partially offset by payments on capital lease obligations and deferred financing fees. The primary financing use of cash in the 2009 period were payments on notes payable, capital lease obligations and the decrease in the bank overdraft.

We have limited liquidity. Our limited liquidity is primarily a result of (a) the required high levels of inventory with sales representatives that are standard in the electrotherapy industry, (b) the payment of commissions to salespersons based on sales or rental orders prior to receiving payments for the corresponding product by third party payors, (c) the high level of outstanding accounts receivable because of the deferred payment practices of third party health payors, (d) the need for expenditures to make improvements to our internal billing processes (e) delayed cost recovery inherent in rental transactions and (f) increased commitments resulting from the premises lease signed in November 2009. Our growth also results in higher cash needs to support our increased sales in advance of revenue.

Our long-term business plan continues to contemplate growth in revenues and requires, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, payroll to sales support personnel and the increase in cash payments for the Company’s office lease to support of the higher level of operations. These activities also produce expenses in advance of revenue.

We believe cash flows from operating activities and borrowing available under the CapitalSource line of credit will fund our cash requirements for at least the next 12 months.

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the agreement for the line of credit and borrowing base limitations. Although the maximum amount of the line of credit is $3,500, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations and may be less than the maximum amount. As of September 30, 2010, the amount available for borrowing was $3,096, of which $972 was borrowed.

There is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for increases in our inventory of products as needed for growth. We may need to seek additional external financing through the sale of debt or equity securities, and we are not certain whether any such financing would be available on acceptable terms, if at all. Any additional debt would require the approval of CapitalSource and compliance with the covenants in the Credit Agreement.

Our limited liquidity and dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues, delays in payment by third party payors or increases in expenses could affect our projected revenue, cash flows from operations and liquidity.

We frequently receive refund requests from insurance providers relating to specific patients and dates of service. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund request is appropriate. We also review claims where we are rebilling or pursuing reimbursement from that insurance provider. We frequently have significant offsets against such refund request which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid and should be accrued as a liability.

Specifically, on April 26, 2010, we received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. The Anthem request included a significant number of refund claims in a single request, totaling approximately $1,318. We are in discussions with Anthem relating to this request in order to fully understand the nature of their refund request and to determine whether a refund is appropriate. We are also in the process of rebilling a significant number of claims to Anthem for which we believe we were not properly reimbursed by Anthem, during the same retrospective time period, and pursuing reimbursement relating to amounts held back by Anthem that management believes should not have been held back pursuant to the terms of a 2008 settlement agreement between us and Anthem. We have initially estimated that amounts due from Anthem for claims not properly reimbursed and amounts improperly held back total approximately $1,500. Amounts that may be due from Anthem as a result of such rebilling and reimbursement could potentially offset, in part or in full, the amounts requested by Anthem, although no assurances can be given with respect to such estimates of reimbursements and offsets. As of September 30, 2010, the likely outcome of this matter and an estimate of any amount considered probable of net refund or billing to Anthem are unknown. Therefore, no specific accrual has been made related to the Anthem claim as of September 30, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K filed on March 31, 2010 for the year ended December 31, 2009, and Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Report for further discussion of our “Critical Accounting Policies”.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A lawsuit was filed against the Company, its President and Chief Executive Officer and its Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits alleged substantially the same matters and have been consolidated. On April 19, 2010, plaintiffs filed a Consolidated Class Action Complaint (Civil Action No. 09-cv-00780-REB-KLM). The consolidated lawsuit refers to the April 1, 2009 announcement by the Company that it would restate its unaudited interim financial statements for the first three quarters of 2008. The lawsuit purports to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and March 31, 2009. The lawsuit alleges, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008 and other misleading statements. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.

On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. The Company is awaiting a ruling on the Motion to Dismiss from the Court.

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

4.6	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 30, 2007.

4.7	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 30, 2007.

4.8	Form of Warrant, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB, filed August 18, 2006.

10.1	Separation Agreement and Release by and between Zynex, Inc. and Fritz Allison, incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 24, 2010.

10.2	Offer Letter to Anthony Scalese dated August 16, 2010, incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 24, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.
Dated: November 12, 2010	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: November 12, 2010	/s/ Anthony A. Scalese
Anthony A. Scalese
Chief Financial Officer