Form 10-K
period 2010-12-31
ZYNEX INC
filed 2011-03-28
CIK 846475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 33-26787-D
ZYNEX, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0214497

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9990 Park Meadows Dr., Lone Tree, CO	80124

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (303) 703-4906
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the 12,067,658 common shares held by non-affiliates of the registrant was $6,999,242 computed by reference to the closing price of such stock as listed on the OTC Bulletin Board on June 30, 2010. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common shares.
As of March 24, 2011, 30,631,946 shares of common stock are issued and outstanding.
Documents incorporated by reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:
•	our dependence on the reimbursement from insurance companies and government (Medicare and Medicaid) agencies for products sold or rented to our customers;

•	our significant estimating risks associated with the amount of revenue, related refund liabilities, accounts receivable and provider discounts that we recognize;

•	our ability to meet financial covenants for our revolving line of credit;

•	the need and availability of additional capital in order to grow our business;

•	our ability to engage additional sales representatives;

•	our need and ability to comply with regulatory requirements; including FDA clearance and CE marking of new products and state licensure;

•	the acceptance of new products as well as existing products by doctors, hospitals and insurance providers;

•	larger competitors with greater financial resources than us;

•	our ability to keep pace with technological changes;

•	our dependence upon third party manufacturers to produce our goods on time and to our specifications;

•	implementation of our sales strategy including a strong direct sales force;

•	the uncertain outcome of pending material litigation; and

•	other risks described in this report.
These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in Item 1A. “Risk Factors,” and elsewhere in this report. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.
When used in this annual report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics Inc. and Zynex Monitoring Solutions Inc.

FORM 10-K ANNUAL REPORT — FISCAL YEAR 2010
ZYNEX, INC.

PART I

ITEM 1.	BUSINESS
History
On February 11, 2004, Zynex, Inc. (formerly called Zynex Medical Holdings, Inc.) a Nevada corporation, acquired 100% of the common stock of Zynex Medical, Inc., a privately held Colorado corporation (“Zynex Medical”) engaged in the development, assembly and marketing of electrotherapy products. In consideration for receiving 100% of the common stock of Zynex Medical, Zynex issued 19,500,000 shares of common stock to Thomas Sandgaard, the sole shareholder of Zynex Medical prior to the transaction. Immediately after the transaction, Mr. Sandgaard owned approximately 88.5 percent of Zynex common stock. For accounting purposes, Zynex Medical was treated as the acquiring corporation.
In April 2010, the Company created two new wholly-owned subsidiaries; Zynex NeuroDiagnostics Inc. (“Zynex NeuroDiagnostics”) and Zynex Monitoring Solutions Inc. (“Zynex Monitoring Solutions”).
Zynex is the parent company of Zynex Medical, Zynex NeuroDiagnostics and Zynex Monitoring Solutions. The Company’s headquarters are located at 9990 Park Meadows Drive, Lone Tree, Colorado, 80124.
Zynex Medical designs, manufactures and markets FDA cleared medical devices for the electrotherapy and stroke rehabilitation markets, through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IF”) and transcutaneous electrical nerve stimulation (“TENS”). Zynex Medical devices are intended for pain management to reduce reliance on drugs and medications and provide rehabilitation and increased mobility. The business of Zynex Medical commenced in 1996 and was initially engaged in the importing and marketing of European-made electrotherapy devices. Today, Zynex Medical engineers, manufactures, markets and sells its own FDA cleared TENS, IF and neuromuscular electrical stimulation (“NMES”) medical devices.
Zynex NeuroDiagnostics was formed to develop and market electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing Zynex Medical diagnostic EMG technology. Zynex NeuroDiagnostics is currently in the development stage without any revenue.
Zynex Monitoring Solutions was formed to develop and market medical devices for cardiac monitoring. Zynex Monitoring Solutions is currently in the development stage without any revenue.
Current Business
Zynex Medical:
Zynex Medical engineers, manufactures, markets and sells its own design of United States (“U.S.”) Food and Drug Administration (“FDA”) 510(k) cleared medical devices into the standard electrotherapy market, which consists primarily of products for pain relief / pain management.
All Zynex Medical products are intended to be patient friendly and designed for home use. The products are cost effective when compared to traditional physical therapy, and often result in better mobility, less pain and increased potential for a patient to return to work and a fuller life significantly earlier than with traditional therapies alone.
All of our products marketed in the U.S. are subject to FDA regulation and approval. Our products require a physician’s prescription, authorization or order before they can be dispensed in the U.S. We consider the physician’s prescription as an “order”, and it is on this basis that we provide the product to the patient and either bill the patient directly or the patient’s private or government insurer (Medicare or Medicaid) for payment.
Our Zynex Medical produced electrotherapy products include: the IF8000, IF8100, TruWave, E-Wave, TruWave Plus and next generation TENS unit, the NexWave (which is in development and not yet released), and are marketed to physicians and therapists primarily by our regional sales managers and independent contract sales representatives.

To date, Zynex Medical accounts for all of our revenue. In an effort to increase revenue, we continue to expand our geographic sales channel through the addition of experienced domestic sales representatives and international distributors. The primary base of our revenue is derived domestically; however we continue to take steps to penetrate the global medical device marketplace. To date, we have obtained representation commitments from well established medical device distributors in Canada, Australia, Philippines, Malaysia, Vietnam, UAE, Holland, and Germany. We have added an international sales manager to focus on Asia and the Middle East. We have also obtained European Union CE Marking for the TruWave, IF 8000, IF 8100, and NM 900 (refer to “Products” for a full description) to enhance our entry into other developed countries.
Zynex NeuroDiagnostics:
Zynex NeuroDiagnostics, formed to develop and market EMG, EEG, sleep pattern, auditory and nerve conductivity neurological diagnosis devices, is currently in the development stage and does not produce any revenue. We have recently transferred our NeuroMove product, previously being marketed and sold through our Zynex Medical subsidiary, to Zynex NeuroDiagnostics because of its existing technology. The NeuroMove contains previously developed electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”) (including treatment for neuroplasticity). The NeuroMove has been the subject of nine successfully completed clinical trials. The NeuroMove is marketed directly to end-user patients and physicians who specialize in stroke and SCI rehabilitation by inside sales personnel. We believe the existing NeuroMove technology will serve as a strong platform to create additional neurodiagnostic products and we have begun to establish strategic options to more rapidly commercialize our technology, which may include further product development or acquisitions, and focused sales efforts on our NeuroMove product.
Zynex Monitoring Solutions:
Zynex Monitoring Solutions, formed to develop and market medical devices for cardiac monitoring, is currently in the development stage and does not produce any revenue. Zynex Monitoring Solutions is in the conceptual stage of development of a non-invasive device for monitoring of central blood volume for use in operating rooms, detecting blood loss during surgery and detecting internal bleeding in the recovery room. A provisional patent has been filed for this unique application, which could serve a currently un-met need in the market for safer surgeries and safer monitoring of patients during recovery.

Products
We received all of our revenue in 2010 from our Zynex Medical subsidiary.
We currently market and sell six Zynex-manufactured products and act as distributor for seven private labeled products, all indicated below:
Zynex Medical:

Product Name	Description

Our Products

IF 8000	Combination IF and NMES device.

IF 8100	An easier to use, fixed program version of the IF8000.

E-Wave	Dual Channel NMES Device

TruWave	Dual Channel TENS Device

TruWave Plus	Dual Channel combination TENS, NMES and IF Device

NexWave	Dual Channel TENS Device (in development-not released)

Private Labeled Products

ValuTENS	Dual Channel TENS Device

DCHT	Cervical Traction Device

LHT	Lumbar Traction Device

LSO	Lumbar Support Device

Knapp	Knee Brace

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Zynex NeuroDiagnostics:

Product Name	Description

Our Products

NM 900	NeuroMove. Electromyography (EMG) triggered Electrical Stimulation Device

Private Labeled Products

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Zynex Monitoring Solutions:

Product Name	Description

Our Products

Non-Invasive Blood Volume Monitor	Blood Volume Monitor (in development-not released)
Product Uses
Pain Management and Control
Standard electrotherapy is a clinically proven and medically accepted alternative modality to manage acute and chronic pain. Electrical stimulation has been shown to reduce most types of local pain, such as tennis elbow, neck or lower back pain, arthritis, and others. The devices used to accomplish this are commonly described as the TENS family of devices. Electrotherapy is not known to have any negative side effects, a significant advantage over most pain relief medications. The benefits of electrotherapy can include: pain relief, increased blood flow, reduced edema, prevention of venous thrombosis, increased range-of-motion, prevention of muscle disuse atrophy, and reduced urinary incontinence.
Electrotherapy introduces an electrical current applied through surface electrodes. The electrical current “distorts” a pain signal on its way to the central nervous system and the brain, thus reducing the pain. Additionally, by applying higher levels of electricity muscles contract and such contraction may assist in the effects mentioned above.
Numerous clinical studies have been published over several decades showing the effectiveness of TENS for pain relief. Zynex has developed three products in the TENS category that have been cleared by the FDA: the TruWave, a digital TENS device, and the IF8000 and upgraded IF8100 stimulators which provide deeper stimulation. The TruWave, and the next generation product NexWave, are “traditional” TENS type units that deliver pain-alleviating electrotherapy, whereas the IF8000 is a more sophisticated unit with deeper pain alleviating and neuromuscular training settings. The TruWave Plus is capable of delivering the traditional TENS as one of its modalities.
Stroke and Spinal Cord Injury Rehabilitation
Our proprietary NeuroMove is a Class II medical device that has been cleared by the FDA for stroke and SCI rehabilitation and is only dispensed with a physician’s prescription. The NeuroMove was introduced to the market in late 2003. Stroke and SCI usually affect a survivor’s mobility, functionality, speech, and memory, and the NeuroMove helps the survivor regain movement and functionality. According to information published by the American Heart Association approximately 795,000 Americans each year suffer from a new or recurring stroke.
The NeuroMove utilizes the relatively new science of “neuroplasticity”, the process by which healthy parts of the brain learn to compensate and assume functions previously carried out by the damaged areas. To accomplish this task, the extraordinarily sensitive NeuroMove technology monitors muscle activity and detects brain signals that indicate, even without any visible movement, the brain’s effort to move a specific muscle or area of the body. Once the effort is detected, the NeuroMove induces actual movement through electrical stimulation, thus providing effective feedback to initiate relearning in the healthy part of the brain.
We believe the NeuroMove is unique because its built-in microprocessor can recognize low-level attempts by muscles to contract and then “reward” such detection with electrical stimulation. We do not believe there are similar products in the stroke rehabilitation market.
In most cases, the survivors and their caregivers for both stroke and SCI victims believe they must live with the disability for the rest of their lives, and this inability to move one or more extremities has, we believe, a substantial negative psychological impact on the survivor’s recovery potential. By using the NeuroMove as recommended, we believe the patient has a viable opportunity to achieve improvement beyond their current physical plateau and that such positive results will be a major contributor to the recovery process. The NeuroMove has also been proven in clinical studies to show beneficial effects when combined with physical therapy.

By conscientiously using the NeuroMove for three to twelve months, the majority of Neuromove patients can re-establish the connection between the brain and impaired muscle and thus regain movement and functionality. When movement and functionality are restored, the patient may experience increased mobility, increased productivity, an improved outlook, and a reduced risk of accidents, and may be able to engage in activities they were precluded from before using the NeuroMove.
Muscle related problems
NMES increases the electrical intensity to cause muscle contraction and is otherwise applied in the same manner as with TENS units. We have developed the E-Wave, a specific digital device, for this application. Additionally, the IF8000 and IF8100 can be programmed for NMES applications. The FDA has cleared the IF8000, IF8100 and the E-Wave for this purpose.
A built-in timer in our E-Wave and IF8000 products assures that the muscles do not fatigue too easily. Many pain relief and “NMES” devices for use in a patient’s home can replace therapeutic treatments usually performed with regular physical therapy. Common applications can prevent disuse atrophy, increase strength, increase range-of-motion, and increase local blood circulation. NMES is commonly considered complementary treatment to physical therapy to improve overall patient outcomes.
Post-op recovery
Electrical stimulation is also effective in preventing deep venous thrombosis immediately after orthopedic and other surgery, as well as for postoperative pain relief, by improving local blood circulation and reducing edema. We believe the IF8000 is the most effective of our products for these applications.
Our Markets
Zynex Medical:
We primarily compete in the standard electrotherapy market, with products based on TENS devices, IF devices and consumable supplies. We estimate the annual domestic market for standard electrotherapy products at approximately $450 to $550 million, and growing at an estimated 5% per year. In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. The two primary competitors in our market are RS Medical and EMPI, Inc. (a DJO Global, Inc. company). In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies. Some of these competitors may have greater financial or technical resources than we do.
In the current environment of managed care, economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of superior patient and clinician service. In order to continue to compete effectively, we must continue to create or acquire next generation technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, manufacture and successfully market these products and continually improve our billing/reimbursement and customer service systems.
Key characteristics of our markets are:
•
Often, time for collection of initial payment from insurance carriers can range from 30 days to many months and considerably longer for many attorney, personal injury and worker’s compensation cases. Such delayed payment impacts the Company’s cash flow and can slow its growth. Collections are also impacted by whether effective contacts are made by our billing and collections department with the insurance carriers.

•	Prior to payment, the third party payors often make significant payment “adjustments or discounts”. This can also lead to billing disputes with third party payors.

•	Some insurance companies do not, as a matter of policy, cover some of our products, which can result in the denial of payment or a demand for refund.

Zynex NeuroDiagnostics:
We anticipate that Zynex NeuroDiagnostics will focus on developing products within the neurosensing marketplace. This would include the active, current NeuroMove device and any potential new products developed. Our research indicates that the worldwide neurosensing market is estimated between $734 and $900 million in 2010 and is expected to grow at a compounded annual growth rate of 12%. The neurosensing market is segmented into four areas; electrophysiological brain sensors, magnetic sensors, brain analysis systems and peripheral neural sensors.
Zynex Monitoring Solutions:
We anticipate that Zynex Monitoring Solutions will focus on developing products within the non-invasive cardiac monitoring/output marketplace. Our research estimates that the U.S. patient monitoring market was $2.9 billion in 2010, an increase of 3.9% over 2009. It is estimated that non-invasive and minimally invasive monitoring devices will account for half of the cardiac output market.
Sales and Growth Strategies
Our sales plan is to increase our penetration of the standard electrotherapy market by further expanding the geographic reach of our sales organization, both domestically and internationally, while maintaining high gross margins. We currently produce relatively high gross margins for our products. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our gross margins. The high margins are possible in part because the products use a common technology platform with different software configurations, and some products are refurbished to original condition after being returned to the Company. We also plan to expand our markets by developing new neurodiagnostic and cardiac monitoring products and evaluating accretive acquisitions in those market spaces. We believe the expansion of our served markets, from standard electrotherapy (Zynex Medical), to neurological monitoring (Zynex NeuroDiagnostics) and cardiac monitoring (Zynex Monitoring Solutions), will provide opportunity for accelerated future growth.
Manufacturing and Product Assembly
Our manufacturing and product assembly strategy consists of the following elements:
•	At all times, comply with relevant legal and regulatory requirements.

•
Use contract manufacturers as much as possible, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment. Domestically and internationally, there is a large pool of highly qualified contract manufacturers for the type of devices we assemble.

•	Utilize expanded in house manufacturing capabilities for certain TENS units.

•	Develop and retain proprietary software for all products in house.

•	Test all units 100% in a real-life, in-house environment to help ensure the highest possible quality, patient safety, and reduce the cost of warranty repairs.
We utilize contract manufacturers (located in the United States) for the majority of our products, and manufacture in house one type of TENS unit. We do not have contracts with our contract manufacturers for our products, but utilize purchase orders with agreed upon terms for our ongoing needs. Generally, we have been able to obtain adequate supplies of our required raw materials and components. We also believe there are numerous suppliers that can manufacture our products and provide our required raw materials. We are always evaluating our suppliers for price, quality, delivery time and service However, the reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.
Our significant suppliers as of March 2011 are:
Axelgaard Manufacturing Co., LTD, Fallbrook, CA
Western Electronics, Meridian, ID
Byers Peak, Wheat Ridge, CO
Spectramed, Mount Vernon, OH

See Note 10 to the Consolidated Financial Statements regarding our primary supplier of electrotherapy products.
Distribution and Revenue Streams:
To date, all of our revenue is generated through our Zynex Medical subsidiary.
We sell most of our medical devices through independent sales representatives in the United States, but may hire direct sales employees in the future and utilize a hybrid direct/independent contractor model. Our independent sales representatives are contract employees engaged to sell in a predefined geographic market, that are compensated based on the number of valid orders obtained. Often times, we place our inventory with certain independent sales representatives to more quickly fill orders. Currently, the United States has been the market that we have focused on; however, we have established international distributors in Canada, Australia, Philippines, Malaysia, Vietnam, UAE, Holland, and Germany and hired an international sales manager to focus on Asia and the Middle East, as we believe the international market for our products is an area for growth. Typically, we sell and ship product directly to our international distributors, who work directly with the ultimate patient or end-user.
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
More than a majority of our revenue is derived from patients with private health insurance carriers with insurance plans, typically known as HMO or PPO, on behalf of their insureds. The balance of the revenue is received from Medicare and Medicaid, worker’s compensation agencies, attorneys representing injured patients, hospitals, and U.S. and international distributors. Patients associated with one private health insurance carrier accounted for approximately 27% of our December 31, 2010 net accounts receivable balance. Patients associated with a second private health insurance carrier accounted for approximately 9% of our December 31, 2010 net accounts receivable balance.
A large part of our revenue is recurring. Recurring revenue results from renting our products, typically for two or more months, and the sale of surface electrodes and batteries sent to existing patients on both rental and purchased units. Electrodes and batteries are consumable items that are considered an integral part of our products.
Private Labeled Distributed Products
In addition to our own products, we distribute, through our third-party sales force, a number of private labeled products from other domestic manufacturers in order to complement our products. These products include electrical stimulation devices and patient consumables, such as electrodes and batteries. Customarily, there are no formal contracts between vendors in the durable medical equipment industry. Replacement products and components are easily found, either from our own products or other manufacturers, and purchases are made by purchase order.
Intellectual Property
Although we do not own any patents, we believe that our products contain certain proprietary software. We currently have applied for patents for products related to cardiac monitoring. In the future, we may seek patents for advances to our existing products and for new products as they are developed. To date, we have not incurred significant research and development expenses. However, we may expend resources on research and development within our Zynex NeuroDiagnostics and Zynex Monitoring Solutions subsidiaries.
We hold registered trademarks for NeuroMove in the U.S. and the European Union. Zynex and Zynex Medical are trademarked in the U.S.
We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

Regulatory Approval And Process
All our products are classified as Class II (Medium Risk) devices by the Food and Drug Administration (FDA), and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is governed by the FDA, and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, the company introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976. When the FDA determines that the device is substantially equivalent, the agency issues a “clearance” letter that authorizes marketing of the product. We are also regulated by the FDA’s cGMP and QSR division (Quality Systems Regulation), which is similar to the ISO9000 and the European EN46000 quality control regulations. We believe that our products have obtained the requisite FDA clearance or are exempt from the FDA clearance process.
In September 2009, the Company obtained accreditation as a Medicare DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics, and Supplies) supplier, as required to maintain its status as a supplier to Medicare and several private health insurance companies. The accreditation was performed by the Compliance Team, one of ten organizations certified to audit and accredit durable medical equipment providers in the U.S.
In 2008, Zynex received European Union (“EU”) CE Marking approval for several products. CE Marking is certification that a product meets the standards established by the 25 nations of the EU and qualifies for sale in the EU and 4-nation European Free Trade Association. See “Current Business” above.
The Far East, Middle East, Eastern Europe, and Latin American markets have different regulatory requirements. We intend to comply with applicable requirements if and when we decide to enter those markets.
In March 2008, Zynex received its ISO13485 : 2003 certification for its compliance with international standards in quality assurance for design, development, manufacturing and distribution of medical devices. This certification is not only important as an assurance that we have the appropriate quality systems in place but is also crucial to our international expansion efforts as many countries require this certification as part of their regulatory approval. To date, our international expansion has included representation commitments obtained from well established medical device distributors in Canada, Australia, Philippines, Malaysia, Vietnam, UAE, Holland, and Germany. We have also added an international sales manager to focus on Asia and the Middle East.
Government Regulation
The delivery of health care services and products has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services and products. Federal law and regulations are based primarily upon the Medicare and Medicaid programs. Each program is financed, at least in part, with federal funds. State jurisdiction is based upon the state’s interest in regulating the quality of health care in the state, regardless of the source of payment. We believe we are materially complying with applicable laws concerning our products; however, we have not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority. Additionally, many aspects of our business have not been the subject of state or federal regulatory interpretation. The laws applicable to us are subject to evolving interpretations. If our operations are reviewed by a government authority, we may receive a determination that could be adverse to us. Furthermore, laws that are applicable to us may be amended in a manner that could adversely affect us. Many state and local jurisdictions impose additional legal and regulatory requirements on our business including various states and local licenses, taxes and limitations on relationships with referral parties. Failure to comply with this myriad of regulations in a particular jurisdiction may subject us to fines or other penalties, including the inability to sell our products in certain jurisdictions.

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
A federal law commonly known as the “anti-kickback law” prohibits the knowing or willful solicitation, receipt, offer or payment of any remuneration made in return for:
•	The referral of patients covered under Medicare, Medicaid and other federally-funded health care programs; or

•	The purchasing, leasing, ordering, or arranging for any goods, facility, items or service reimbursable under those programs.
Employees
As of December 31, 2010, we employed 164 full time employees. We also engage a number of independent contractors and commission-only sales representatives.

ITEM 1A.	RISK FACTORS
RISKS RELATED TO OUR BUSINESS
WE ARE DEPENDENT ON REIMBURSEMENT FROM INSURANCE COMPANIES AND GOVERNMENT AGENCIES (MEDICARE AND MEDICAID); CHANGES IN INSURANCE REIMBURSEMENT POLICIES OR APPLICATION OF THEM TO OUR PRODUCTS COULD RESULT IN DECREASED OR DELAYED REVENUES.
A large percentage of our revenues come from insurance company and government agency reimbursement. Upon delivery of our products to our customers, we directly bill the customers’ private insurance company or government payor for reimbursement. If the billed payors do not pay their bills on a timely basis or if they change their policies to exclude or reduce coverage for our products, we would experience a decline in our revenue as well as cash flow. In addition, we may deliver products to customers based on past practices and billing experiences with health insurance companies and have a health insurance company later deny coverage for such products. In some cases our delivered product may not be covered pursuant to a policy statement of a health insurance provider, despite a payment history of the insurance provider and benefits to the patients. A health insurance provider may seek repayment of amounts previously paid for covered products. We maintain an allowance for provider discounts for amounts intended to cover legitimate requests for repayment. Failure to adequately identify and provide for amounts for resolution of repayment demands in our allowance for provider discounts could have a material adverse effect on our results of operations and cash flows.
We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. For example, as previously disclosed, on April 26, 2010, we received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. We also review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid and should be accrued as a liability. Although we cannot predict whether or when a request for repayment or our subsequent request for reimbursement will be resolved, it is not unusual for such matters to be unresolved for a long period of time. As of December 31, 2010, we believe we have an adequate allowance for provider discounts relating to insurance disputes and refund requests. However, no assurances can be given with respect to such estimates for our allowance for provider discounts for reimbursements and offsets or the ultimate outcome of the refund requests.
CHANGES IN COVERAGE AND REIMBURSEMENT POLICIES FOR OUR PRODUCTS BY MEDICARE OR REDUCTIONS IN REIMBURSEMENT RATES FOR OUR PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.
In the United States, our products are prescribed by physicians for their patients. Based on the prescription, which Zynex considers an order, we submit a claim for payment directly to third-party payors such as private commercial insurance carriers, Medicare or Medicaid and others as appropriate and the payor reimburses Zynex directly. Federal and state statutes, rules or other regulatory measures that restrict coverage of our products or reimbursement rates could have an adverse effect on our ability to sell or rent our products or cause physical therapists and physicians to dispense and prescribe alternative, lower-cost products.
With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage of our durable medical equipment, including our TENS and NMES devices. These changes included a freeze in payments for our durable medical equipment from 2004 through 2008, competitive bidding requirements, and new clinical conditions for payment and quality standards. Although these changes affect our products generally, specific products may be more or less affected by the Medicare Modernization Act’s provisions.

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
In addition, the Centers for Medicare and Medicaid Services, or CMS, may reduce reimbursement levels for certain of our products, which could have a material adverse effect on our results of operations.
THERE ARE SIGNIFICANT ESTIMATING RISKS ASSOCIATED WITH THE AMOUNT OF REVENUE, RELATED REFUND LIABILITIES, ACCOUNTS RECEIVABLE AND PROVIDER DISCOUNTS THAT WE RECOGNIZE, AND IF WE ARE UNABLE TO ACCURATELY ESTIMATE THESE AMOUNTS, IT COULD IMPACT THE TIMING OF OUR REVENUE RECOGNITION HAVE A SIGNIFICANT IMPACT ON OUR OPERATING RESULTS OR LEAD TO A RESTATEMENT OF OUR FINANCIAL STATEMENTS.
There are significant estimating risks associated with the amount of revenues, related refund liabilities, accounts receivable and provider discounts that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of coverage, differing provider discount rates and other third party payor issues. Determining applicable primary and secondary coverage for our customers at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectable from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after our products are provided. If our estimates of revenues, related refund liabilities, accounts receivable or provider discounts are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results. It could also lead to a restatement of our financial results. For example, we restated our unaudited financial statements for the three months ended March 31, 2008, June 30, 2008 and September 30, 2008 to reflect adjustments to our allowance for provider discounts, accounts receivable and net revenue for such periods.
WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.
Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets. This will require significant capital resources. We may need to seek additional capital through the sales of equity or debt securities to fund our operating plans and respond to other contingencies such as:
•	shortfalls in anticipated revenues or increases in expenses;

•	the development of new products; or

•	the expansion of our operations, including the recruitment of additional sales personnel.
We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing. Any additional equity financing may involve substantial dilution to our then existing stockholders. Any debt financing would require the approval of CapitalSource Bank (“CapitalSource or Lender”), which is the Lender under our line of credit.

WE HAVE LIMITED LIQUIDITY BECAUSE OUR CASH REQUIREMENTS INCREASE AS OUR OPERATIONS EXPAND
Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of third-party health payors, (b) the required high levels of inventory kept with sales representatives that are standard in the electrotherapy industry, (c), the payment of commissions to salespersons based on sales or rental orders prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer (d) the need for expenditures to continue to enhance the Company’s internal billing processes, (e) the delayed cost recovery inherent in rental transactions and (f) increased commitments resulting from the premises lease signed in November 2009. As our business and sales grow, some of these liquidity strains will increase. Limited liquidity may restrict our ability to carry out our current business plans and curtail our revenue growth.
OUR REVOLVING CREDIT FACILITY CONTAINS FINANCIAL COVENANTS THAT REQUIRE US TO MAINTAIN CERTAIN FINANCIAL AND RESTRICTIVE COVENANTS THAT LIMIT OUR FLEXIBILITY. A BREACH OF THOSE COVENANTS MAY CAUSE US TO BE IN DEFAULT UNDER THE FACILITY, AND OUR LENDERS COULD FORCLOSE ON OUR ASSETS
The credit agreement for our revolving credit facility contains significant financial covenants. The credit agreement also contains certain restrictive covenants that limit, and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends, make capital expenditures and investments, guarantee debt or obligations, create liens, enter into transactions with our affiliates, and enter into certain merger, consolidation or other reorganization transactions. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.
Failure to comply with any of the covenants could result in a default under the credit agreement and under other agreements containing cross-default provisions. A default, if not waived, would permit the lender to accelerate the maturity of the debt under these debt instruments and to foreclose upon any collateral securing the debt. The accelerated debt would become immediately due and payable. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by the credit agreement on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We may be unable to refinance our debt on terms acceptable to us or at all.
SOME OF OUR COMPETITORS ARE LARGER THAN US AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.
Some competitors to our products have substantially greater financial, technical, marketing, and other resources. Competition could result in our need to reduce prices, fewer orders, reduced gross margins, and loss of market share. Our products are regulated by the U.S. Food and Drug Administration. Competitors may develop products that are substantially equivalent to our FDA cleared products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own. If overall demand for our products should decrease it could have a material adverse affect on our operating results. Substantial competition is expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product. These competitors may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products.
FAILURE TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES COULD RESULT IN DECREASED REVENUES.
The market for our products is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from the development and sale of products in the medical device industry. As a result, our success will depend, in part, on our ability to develop and market product offerings that respond in a timely manner to the technological advances of our competitors, evolving industry standards and changing patient preferences.

A MANUFACTURER’S INABILITY TO PRODUCE OUR GOODS ON TIME AND TO OUR SPECIFICATIONS COULD RESULT IN LOST REVENUE.
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
Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer and Founder. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel having experience in our business. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find, attract and retain qualified new employees and sales representatives and retain existing employees and sales representatives.
HOSPITALS AND CLINICIANS MAY NOT BUY, PRESCRIBE OR USE OUR PRODUCTS IN SUFFICIENT NUMBERS, WHICH COULD RESULT IN DECREASED REVENUES.
Hospitals and clinicians may not accept the IF8000, IF8100, TruWave, TruWave Plus, NexWave, E-Wave or NeuroMove NM900 products as effective, reliable, and cost-effective. Factors that could prevent such institutional customer acceptance include:
•	If customers conclude that the costs of these products exceed the cost savings associated with the use of these products;

•	If customers are financially unable to purchase these products;

•	If adverse patient events occur with the use of these products, generating adverse publicity;

•	If we lack adequate resources to provide sufficient education and training to our customers; and

•	If frequent product malfunctions occur, leading clinicians to believe that the products are unreliable.

Because our sales are dependent on prescriptions from physicians, if any of these or other factors results in the non-use or non-purchase of our products, we will have reduced revenues and may not be able to fully fund operations.
WE NEED TO MAINTAIN INSURANCE COVERAGE, WHICH COULD BECOME VERY EXPENSIVE OR HAVE LIMITED AVAILABILITY.
Our marketing and sale of medical device products and services creates an inherent risk of claims for product liability. As a result, we carry product liability insurance with an aggregate limit of $5,000,000 and $2,000,000 per occurrence and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured that we have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, if we file liability claims, there is no assurance that our insurance provider will continue to insure us at current levels or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims. In addition, we carry director and officer insurance which may rise in cost due to our securities litigation discussed in Item 3 Legal Proceedings.
OUR FUTURE DEPENDS UPON OBTAINING REGULATORY APPROVAL OF ANY NEW PRODUCTS AND/OR MANUFACTURING OPERATIONS WE DEVELOP AND APPROPRIATE APPROVALS OF CURRENT PRODUCTS; FAILURE TO OBTAIN REGULATORY APPROVAL COULD RESULT IN INCREASED COSTS, LOST REVENUE, PENALTIES AND FINES.
Before marketing any new products, we will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to us. We may not know the results of any study, favorable or unfavorable to us, until after the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies and we may expend significant funds on research and development on products that are rejected by the FDA. Some of our products are marketed based upon our interpretation of FDA regulation allowing for changes to an existing device. If our interpretations are incorrect, we could suffer consequences that could have a material adverse effect on our results of operations and cash flows and could result in fines and penalties.
WE MAY NOT BE ABLE TO OBTAIN CLEARANCE OF A 510 (K) NOTIFICATION OR APPROVAL OF A PRE-MARKET APPROVAL APPLICATION WITH RESPECT TO ANY PRODUCTS ON A TIMELY BASIS, IF AT ALL.
If timely FDA clearance or approval of new products is not obtained, our business could be materially adversely affected. Clearance of a 510(k) notification may also be required before marketing certain previously marketed products, which have been modified after they have been cleared. Should the FDA so require, the filing of a new 510(k) notification for the modification of the product may be required prior to marketing any modified devices.
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

WE MAY INCUR SUBSTANTIAL EXPENSES AND MAY INCUR LOSSES.
The area of medical device research is subject to rapid and significant technological changes. Developments and advances in the medical industry by either competitors or other parties can affect our business in either a positive or negative manner. Developments and changes in technology that are favorable to us may significantly advance the potential of our research while developments and advances in research methods outside of the methods we are using may severely hinder, or halt completely our development.
We are a small company in terms of employees, technical and research resources and capital. We expect to have research and development and significant sales and marketing, and general and administrative expenses for several years. These amounts may be expended before any commensurate incremental revenue from these efforts may be obtained and may adversely affect our potential profits. These factors may also hinder our ability to meet changes in the medical industry as rapidly or effectively as competitors with more resources.
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
SUBSTANTIAL COSTS COULD BE INCURRED DEFENDING AGAINST CLAIMS OF INFRINGEMENT.
Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe Zynex’s ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:
•	Cease selling, incorporating, or using products that incorporate the challenged intellectual property,

•	Obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms, if at all, and

•	Re-design Zynex’s products excluding the infringed intellectual property.
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

•
Build a sales force, which may include a rapid increase in hiring direct sales employees, and quickly increase the number of contract sales representatives in order to meet internal projections for sales growth;

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
OUR BUSINESS COULD BE ADVERSELY AFFECTED BY RELIANCE ON SOLE SUPPLIERS.
Notwithstanding our current multiple supplier approach, in the future certain essential product components may be supplied by separate sole, or a limited group of, suppliers. Most of our products and components are purchased through purchase orders rather than through long term supply agreements and large volumes of inventory may not be maintained. There may be shortages and delays in obtaining certain product components. Disruption of the supply or inventory of components could result in a significant increase in the costs of these components or could result in an inability to meet the demand for our products. In addition, if a change in the manufacturer of a key component is required, qualification of a new supplier may result in delays and additional expenses in meeting customer demand for products. These factors could adversely affect our revenues and ability to retain our experienced sales force.
OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, THE FAILURE TO COMPLY WITH WHICH COULD RESULT IN SIGNIFICANT PENALTIES.
Numerous state and federal government agencies extensively regulate the manufacturing, packaging, labeling, advertising, promotion, distribution and sale of our products. Our failure or inability to comply with applicable laws and government regulations may result in temporary or permanent interruption to our business, civil and criminal penalties which we may be unable to pay or may cause us to curtain or cease operations. We may inadvertently fail to comply with certain laws and regulations because we fail to understand all aspects of the complex regulatory environment. We may not be able to adequately comply with a variety of laws and regulations including state and local licensure requirements, state and federal anti-kickback statutes, the federal Stark law, various state “mini-Stark” laws, the federal Civil Monetary Penalties law and the False Claims Act. We must also expend resources from time to time to comply with newly adopted regulations, as well as changes in existing regulations. If we fail to comply with these requirements, we could be subject to administrative, civil or criminal enforcement actions that could have a material adverse impact on our results of operations and cash flows including suspension or termination of our participation in Medicare or Medicaid; refunds of amounts received in error or in violation of law; loss of required government certification, accreditation, or exclusion from government payment programs, loss of licenses required to do business in certain jurisdictions, fines, damages and monetary penalties.
THE PATIENT PROTECTION AND ACCOUNTABILITY ACT OF 2010 WILL HAVE AN IMPACT ON OUR BUSINESS WHICH MAY BE IN PART BENEFICIAL AND IN PART DETRIMENTAL.
In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation could have an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payors.
Effective in 2013, there will be a 2.3% excise tax on the first sale of medical devices, with certain exceptions. We do not know if this tax, to the extent applicable to any of our products and transactions, can be passed on to third-party payors.
Other reform measures changed the timeline to submit Medicare claims to one year from the date of service. We must expend resources to evaluate and potentially adjust our claims processing procedure to comply with Medicare’s faster filing requirements or risk denials of otherwise appropriate claims and the resulting diminished revenue.
Other reform measures were passed that allow CMS to place a moratorium on new enrollment of Medicare suppliers and to suspend payment to suppliers based upon a credible allegation of fraud from any source. It is unclear if CMS will use this new authority liberally, potentially impacting our cash-flow and revenue. Additional penalties were added for the knowing and improper retention of overpayments collected from government programs such as Medicare and Medicaid. Failure to identify and return overpayments within a specified time-frame can also implicate the federal False Claims Act with potential for fines and penalties all which could have a material adverse effect on our results of operations and cash flows.

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
OUR PRINCIPAL OFFICER OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.
Our Chief Executive Officer and Chairman of our Board of Directors (“Board”), Thomas Sandgaard, beneficially owns approximately 58% of our outstanding common stock as of March 24, 2011. As a result, Mr. Sandgaard has the ability to control substantially all matters submitted to our stockholders for approval, including:
•	Election of our board of directors;

•	Removal of any of our directors;

•	Amendment of our certificate of incorporation or bylaws;

•	Approval of significant corporate transactions, such as a sale, merger or liquidation of our Company;

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.
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
ECONOMIC CONDITIONS MAY ADVERSELY AFFECT US.
The United States is currently experiencing relatively high levels of unemployment, following the worst recession in a half century. This may lead to fewer patients regularly seeing health care providers due to cost concerns, which may reduce our number of orders. The United States has also experienced economic instability in the commercial and investment banking systems, which may make it difficult for the Company to raise additional capital or borrow additional funds. The long-term impact of these macro economic matters on the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

AN UNFAVORABLE OUTCOME IN PENDING LITIGATION COULD AFFECT ADVERSELY OUR FINANCIAL CONDITION AND OPERATIONS.
We are currently the subject of a consolidated lawsuit, brought in April 2009, alleging securities law violations in regard to unaudited interim financial statements for the first three quarters of 2008 which were restated. If this lawsuit is ultimately not covered by our insurance, or if any liability, settlement or defense costs cumulatively exceed our insurance limit of $5 million, this lawsuit could materially and adversely affect our cash flow, financial condition and financial results.
WE MAY BE UNABLE TO IDENTIFY OR REALIZE THE INTENDED BENEFITS OF POTENTIAL STRATEGIC ACQUISITION OPPORTUNITIES
From time to time, we evaluate acquisition opportunities that would fit within our strategic growth plans. We will encounter various risks in connection with acquisitions, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Any acquisition could be expensive, disrupt our ongoing business and distract our management and employees. We may not be able to identify suitable acquisitions, and if we do identify suitable acquisitions, we may not be able to make these acquisitions on acceptable terms or at all. If we do identify attractive acquisitions, we may also be unable to secure adequate capital to complete the acquisition. If we make an acquisition, we could have difficulty integrating the acquired technology, employees or operations. Integration of acquired companies and technologies into the Company may be expensive, time-consuming and strain our managerial resources. Acquisitions also involve the risk of potential unknown liabilities. As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities, which could dilute stockholder value.
EXPANSION OF OUR OPERATIONS AND SALES INTERNATIONALLY MAY SUBJECT US TO ADDITIONAL RISKS, INCLUDING RISKS ASSOCIATED WITH UNEXPECTED EVENTS
A component of our growth strategy is to expand our operations and sales internationally. There can be no assurance that we will be able to successfully market, sell and deliver our products in foreign markets, or that we will be able to successfully expand our international operations. Global operations could cause us to be subject to unexpected, uncontrollable and rapidly changing risks, events and circumstances. The following factors, among others, could adversely affect our business, financial condition and results of operations:
•
failure to properly comply with U.S. and foreign laws and regulations applicable to our foreign activities including, without limitation, product approval, healthcare and employment law requirements and the Foreign Corrupt Practices Act;

•	difficulties in managing foreign operations and attracting and retaining appropriate levels of senior management and staffing;

•	longer cash collection cycles;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	difficulties in enforcing agreements through foreign legal systems;

•	fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. dollars of the products we provide in foreign markets;

•	the ability to efficiently repatriate cash to the United States and transfer cash between foreign jurisdictions; and

•	changes in general economic conditions or political circumstances in countries where we operate.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our global operations and reduce our global sales, adversely affecting our business and future financial performance.

RISKS RELATING TO OUR COMMON STOCK
OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.
Since our common stock is not listed or quoted on any stock exchange and no other exemptions currently apply, trading in our common stock on the Over-The-Counter Bulletin Board is subject to the “penny stock” rules of the SEC. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker and its salespersons in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts. The brokers must provide bid and offer quotations and compensation information before making any purchase or sale of a penny stock and also provide this information in the customer’s confirmation. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.
SALES OF SIGNIFICANT AMOUNTS OF SHARES HELD BY MR. SANDGAARD, OR THE PROSPECT OF THESE SALES, COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.
Sales of significant amounts of shares held by Mr. Sandgaard, or the prospect of these sales, could adversely affect the market price of our common stock. Mr. Sandgaard’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
The Company’s headquarters and operations are located in a 75,000 square foot building in Lone Tree, Colorado. This space is leased under a 69-month agreement, expiring in September 2015, at an annual lease expense of approximately $1.4 million. The Company believes that this leased property is sufficient to support its requirements until the lease expires. See Note 7 to the Consolidated Financial Statements for information on this lease.

ITEM 3.	LEGAL PROCEEDINGS
A lawsuit was filed against the Company, its President and Chief Executive Officer and its former Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits alleged substantially the same matters and have been consolidated. On April 19, 2010, plaintiffs filed a Consolidated Class Action Complaint (Civil Action No. 09-cv-00780-REB-KLM). The consolidated lawsuit refers to the April 1, 2009 announcement by the Company that it would restate its unaudited interim financial statements for the first three quarters of 2008. The lawsuit purports to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and March 31, 2009. The lawsuit alleges, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008 and other misleading statements. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.

On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. The Company is awaiting a ruling on the Motion to Dismiss from the Court.
The Company believes that the allegations are without merit and will continue to vigorously defend itself in the lawsuit. The Company has notified its directors and officers liability insurer of the claim. At this time, the Company is not able to determine the likely outcome of the legal matters described above, nor can it estimate its potential financial exposure. Litigation is subject to inherent uncertainties, and if an unfavorable resolution of any of these matters occurs, the Company’s business, results of operations, and financial condition could be adversely affected.
The Company is not a party to any other material pending legal proceedings.

ITEM 4.	RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is currently traded on the OTC Bulletin Board under the symbol “ZYXI”.
The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the last two fiscal years, as reported on the OTC Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

PERIOD	HIGH	LOW

Year ended December 31, 2009
First Quarter	$1.69	$1.00
Second Quarter	$1.18	$0.46
Third Quarter	$1.05	$0.89
Fourth Quarter	$1.74	$1.04

Year ended December 31, 2010
First Quarter	$1.20	$0.80
Second Quarter	$1.00	$0.45
Third Quarter	$0.60	$0.38
Fourth Quarter	$0.65	$0.42
As of March 24, 2011, there were 30,631,946 shares of common stock outstanding and approximately 231 registered holders of our common stock.
The Company has never paid any cash dividends on our capital stock and does not anticipate paying any cash dividends on the common shares in the foreseeable future. The Company intends to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. In addition, the Company’s revolving line of credit contains a prohibition on cash dividends on the Company’s stock.
Unregistered sales of common stock
During 2010, 106,849 shares of common stock were issued to board members and independent contractors as non-cash compensation for services rendered, valued at $79,000. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.
There were there no stock repurchases by the Company during 2010.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The Company currently has three wholly-owned subsidiaries.; Zynex Medical, Zynex NeuroDiagnostics and Zynex Montioring Solutions (refer to Item I. Business for a full description). As of December 31, 2010, Zynex NeuroDiagnostics and Zynex Monitoring Solutions did not have any significant activities.
The following information should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes contained in this Report.
RESULTS OF OPERATIONS (amounts in thousands)
Overview
Our total consolidated net revenue in 2010 increased by 29% over 2009 because we have continued to broaden our geographic reach through the continuous expansion of our independent contract sales force. We currently have eighty-eight contract sales representatives in approximately thirty-four states. In the future, we may complement our independent contract sales force with direct sales employees of Zynex. We have just begun deploying resources to expand internationally, as we have obtained representation commitments from well established medical device distributors in Canada, Australia, Philippines, Malaysia, Vietnam, UAE, Holland and Germany and have added an international sales manager to focus on Asia and the Middle East. To date, our international sales are not a significant part of our total net revenue. Our total consolidated selling, general and administrative expenses increased by 56% over prior year because of specific investments made to expand our domestic and international sales force, improve our billing and reimbursement department and relocate our headquarters to accommodate our current and expected sales growth. We believe we had to incur these expenses in 2010 to provide an infrastructure that allows us to capture market share in geographic markets we have not penetrated, accelerate growth in our existing markets, and increase cash flow through improved collection efforts. We generated 2010 income from operations of $1,561, pre-tax income of $1,335 and net income of $350. Our income tax expense for 2010 reflected a 74% effective tax rate due in part due to assessed income tax penalties and interest. We are working with the respective taxing authorities to mitigate and abate these penalties and interest and hope to avoid payment of the full amount of these penalties. We do not expect to incur tax penalties and interest at these amounts in future periods.
Revenue
Our products may be rented on a monthly basis (“Net Rental Revenue”) or purchased (“Net Sales Revenue”). Renters and purchasers are primarily patients and healthcare providers. Our products may also be purchased by dealers. If a patient is covered by health insurance, the third party payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges. We also sell recurring consumable supplies, consisting primarily of surface electrodes and batteries that are used in conjunction with our electrotherapy products and represent a large portion of our Net Sales Revenue.
Revenue is reported net, after adjustments for uncollectable and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients and other factors which may affect collectability. See Note 2 to the Consolidated Financial Statements in this Report for a more complete explanation of revenue recognition.
The Company does expect to see a seasonal impact on net revenue. The first quarter of the calendar year is likely to be impacted by many patients having their deductible period in the beginning of the calendar year. The Company may reduce the estimate for collectability in this period to properly estimate net revenue.
The Company strives to increase revenue and anticipates that it will continue to broaden its geographic sales channels through the addition of independent contract sales representatives (both domestic and international). The Company is also in the process of developing its next generation electrotherapy unit, the NexWave, capable of delivering three modalities of stimulation; traditional TENS, interferential and neuromuscular electrical stimulation, which is expected to be released in 2011. We do not know what reimbursement levels will be allowed by third party payors for sale or rental of this new product and we do not know whether coverage will be denied under any disallowance policies.

The Company is also investing resources in its two new subsidiaries; Zynex NeuroDiagnostics and Zynex Monitoring Solutions, which are currently in the development stage, and may produce revenues (organically or through acquisitions) in future periods.
Total Net Revenue (Net Rental and Net Sales)

	December 31,	December 31,
Total net revenue by quarter (in thousands)	2010	2009

First quarter	$4,875	$4,232
Second quarter	5,742	4,346
Third quarter	6,657	4,691
Fourth quarter	6,811	5,412

Total Net Revenue	$24,085	$18,681

	December 31,	December 31,
Total net revenue by type (in thousands)	2010	2009

Net Rental Revenue	$8,533	$10,534

Sale of electrotherapy and other private labeled distributed products	6,568	1,858
Sale of recurring consumable supplies	8,984	6,289

Total Net Sales Revenue	15,552	8,147

Total Net Revenue	$24,085	$18,681

Total net revenue increased $5,404 or 29% to $24,085 for the year ended December 31, 2010, from $18,681 for the year ended December 31, 2009.
The increase in total net revenue for the year ended December 31, 2010, compared to the year ended December 31, 2009, was due primarily to an increase in prescriptions (orders) of 24% for our electrotherapy products and an increase in sales in our recurring consumable supplies (surface electrodes and batteries). The increased orders are directly related to the expansion of the industry-experienced sales force and greater awareness of the Company’s products by end users and physicians.
The incremental addition of industry-experienced sales representatives allowed us to increase our market presence and increase orders during 2010. Orders for our products lead to (1) rental income, which we anticipate receiving on a recurring basis over the time patients use our products, subject to our ability to collect the rentals due to the contractual adjustments by insurers, (2) direct sales of our products, subject to our ability to collect due to the contractual adjustments by insurers, and (3) corresponding recurring sales of electrodes and other supplies for the products.
Net Rental Revenue
Net Rental Revenue decreased $2,001 or 19% to $8,533 for the year ended December 31, 2010, from $10,534 for the year ended December 31, 2009.
Net Rental Revenue for the year ended December 31, 2010 represented 35% of total net revenue compared to 56% for the year ended December 31, 2009. The decrease in net rental revenue for the year ended December 31, 2010, is primarily due to varying reimbursement policies of third party payors for our products, that determine if a unit will be purchased or rented (on a patient by patient basis). During 2010, we noted a change in trend for insurance reimbursements, towards a greater number of products being sold, rather than rented. Also, based on the numerous rental units already existing in the marketplace, some rentals reached the maximum rental allowance by third party payors, which either converted to a sale or were returned. We are unable to determine if the reimbursement policy trend will continue or change in the future, as it is based on many market and third party payor factors. However, we believe that based on the current demand for our products, a change in reimbursement policy will not have a significant impact on our total revenue.

Net Sales Revenue
Net Sales Revenue increased $7,405 or 91% to $15,552 for the year ended December 31, 2010, from $8,147 for the year ended December 31, 2009.
Net Sales Revenue for the year ended December 31, 2010 represented 65% of total net revenue compared to 44% for the year ended December 31, 2009. Net Sales Revenue is comprised of two primary components; sale of electrotherapy devices and private labeled distributed products, representing 27% of total net revenue for 2010, and sale of recurring device consumables (batteries and electrodes), representing 37% of total net revenue for 2010. This compares to the sale of electrotherapy devices and private labeled distributed products representing 10% of total net revenue for 2009 and sale of device consumables representing 34% of total net revenue for 2009. The increase in Net Sales Revenue for the year ended December 31, 2010 was primarily due to the 24% increase in orders, the change in third party payor reimbursement trend and the increased number of units in the market (previously sold or actively being rented), which led to a 43% increase in recurring consumable sales.
Gross Profit
Gross profit for the year ended December 31, 2010 was $18,883 or 78% of total net revenue compared to $14,888 or 80% of total net revenue in the year ended December 31, 2009.
Gross profit for 2010 was impacted positively by the 24% increase in orders and the respective 29% increase in total net revenue, negatively by the change in sales mix from fewer products rented to an increase in products sold (product sales result in a lower gross profit because their cost of sales is higher than that from rentals) and negatively by increasing the estimate for outstanding accounts collectability (based upon payment trends by third party payors). We are continually evaluating our estimates for uncollectible amounts due from third party payors. Adjustments to our uncollectible estimates are recorded against revenue, which may cause fluctuations in reported results. See Note 2, Significant Accounting Polices, of the Consolidated Financial Statements in this Report.
Selling, General and Administrative (“SG&A”)
Total selling, general and administrative expenses increased $6,248 or 56% to $17,322 for the year ended December 31, 2010 from $11,074 for the year ended December 31, 2009.
A summary of selling, general and administrative expenses by department for the years ended December 31, 2010 and 2009 is provided below:

		% of Net		% of Net
SG&A expense by department	2010	Revenue	2009	Revenue

Sales & Marketing	$6,331	26%	$4,475	24%
Reimbursement & Billing	6,261	26%	3,236	17%
General & Administrative	3,246	13%	2,328	12%
Engineering, Operations & Regulatory	1,484	6%	1,035	6%

Total SG&A expenses	$17,322		$11,074

Throughout 2010 we invested in key areas of our business. Expenses were primarily incurred to increase sales, improve cash collections and expand our facility (based on current and expected growth). In an effort to expand our sales distribution channels, our sales and marketing expenses increased by $1,856 over 2009 due to sales personnel additions and incremental commissions (driven by the 29% increase in total net revenue for 2010). We also incurred an additional $3,025 of expenses in our reimbursement and billing department during 2010 because of investments made in systems and personnel to further increase our cash collections from third party payors. Our reimbursement and billing department is a key component of our organization because of the personnel, processes and systems put in place to negotiate and collect from third party payors. Our general and administrative expenses increased by $918 over 2009, which was primarily the result of general and administrative infrastructure required to support the 29% increase in 2010 total net revenue and additional $200 of expenses incurred in 2010, for the departure and replacement of the former Chief Financial Officer. Our engineering, operations and regulatory expenses increased by $449 over 2009, due to expenses required to support the 29% increase in 2010 total net revenue. In November 2009, in order to accommodate our current and expected growth, we entered into a lease agreement for office, plant and warehouse space in Lone Tree, Colorado to serve as our headquarters (“Lease Agreement”). We incurred approximately $1,300 in additional total rent expense during 2010 as compared to 2009, which is allocated to our SG&A departments as follows; Sales & Marketing $123, Reimbursement & Billing $718, General & Administrative $259 and Engineering, Operations & Regulatory $200. We believe these expenditures provide an infrastructure that allows us to capture market share in geographic markets we have not penetrated, accelerate growth in our existing markets, and increase cash flow through improved collection efforts.
Other Income (Expense)
Other income (expense) is comprised of interest income, interest expense, other expense and gain on the value of a derivative liability (for 2009).
Interest income for the year ended December 31, 2010 was $5, compared to $4 for the same period in 2009.
Interest expense for the year ended December 31, 2010 was $215, compared to $165 for the same period in 2009. The increase in interest expense resulted primarily from early termination fees related to our prior line of credit, which was terminated in March 2010.
Other expense for the year ended December 31, 2010 was $16, compared to an expense of $1 for the same period in 2009. The expense in 2010 resulted primarily from a loss on a lease termination.
The gain on value of a derivative liability of $171 for the year ended December 31, 2009 reflects changes in the market value of certain outstanding warrants. These warrants were exercised in September 2009, and are no longer outstanding.
Income Tax Expense
We reported income tax expense of $985 for the year ended December 31, 2010 compared to $1,441 for the same period in 2009. This is primarily due to a reduction in our income before taxes from $3,823 in 2009 versus $1,335 in 2010. Our income tax expense for 2010 reflected a 74% effective tax rate due in part to assessed income tax penalties and interest. We are working with the respective taxing authorities to mitigate and abate these penalties and interest and hope to avoid payment of the full amount of these penalties. We do not expect to incur tax penalties and interest at these amounts in future periods.
We have permanent differences (expenses which are not deductible for income tax reporting) which create taxable income greater than the income before taxes in the statement of operations. The taxes on this taxable income cause the income tax expense to be at a higher effective tax rate than the statutory tax rate. Income tax expense also includes penalties and interest related to income taxes.
LIQUIDITY AND CAPITAL RESOURCES (amounts in thousands)
Line of Credit
On March 19, 2010, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource and we amended the Credit Agreement on February 11, 2011. The Credit Agreement provides the Company with a revolving credit facility of up to $3,500.
On February 11, 2011, we entered into the Waiver, Joinder and First Amendment to the Credit Agreement (the “First Amendment”) with the Lender to amend the Credit Agreement. Pursuant to the First Amendment, (i) the Company’s new wholly-owned subsidiaries; Zynex Monitoring Solutions Inc. and Zynex NeuroDiagnostic Inc., were added as borrowers to the Credit Agreement, (ii) the minimum EBITDA and minimum cash velocity financial covenants were amended to be more favorable to us, and (iii) the Lender waived certain previous financial covenant defaults.

We may borrow, pay and re-borrow under the Credit Agreement. The amount available for advances under the Credit Agreement cannot exceed the lesser of the facility cap of $3,500 and 85% of the borrowing base less certain amounts reserved. The borrowing base is generally the net collectible dollar value of the Company’s eligible accounts receivable. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month, as defined, plus 4.0%. Interest is payable monthly. The effective interest rate under the Credit Agreement as of December 31, 2010 was 16%. The Credit Agreement is secured by a first security interest in all of the Company’s assets, including accounts, documents, chattel paper, commercial tort claims, deposit accounts, general intangibles, goods, instruments, investment property, letter-of-credit rights, intellectual property, cash, and 100% of the shares of Zynex Medical, Inc., which are owned by Zynex, Inc., and other assets. Although the Credit Agreement may be terminated earlier by either party under certain circumstances, the Credit Agreement will terminate and must be paid in full, on March 19, 2013. As of December 31, 2010, $1,270 was outstanding on the Credit Agreement.
As of December 31, 2010, the Company was in compliance with the Credit Agreement financial covenants.
Limited Liquidity
Cash used by operating activities was $665 for the year ended December 31, 2010 compared to $3,648 of cash provided by operating activities for the year ended December 31, 2009. The primary reasons for the decrease in cash flow was the decrease to net income, decreased collections on accounts receivable, and increases to inventory in 2010 compared to 2009, offset, in part, by increases in non-cash expenses such as deferred rent.
Cash used in investing activities for the year ended December 31, 2010 was $564 compared to cash used in investing activities of $944 for the year ended December 31, 2009. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as some purchases of capital equipment offset by proceeds received in a lease termination.
Cash provided by financing activities was $968 for the year ended December 31, 2010 compared with cash used in financing activities of $1,841 for the year ended December 31, 2009. The primary financing sources of cash in the 2010 period were net borrowings under the Credit Agreement partially offset by payments on capital lease obligations and deferred financing fees. The primary financing uses of cash in 2009 were payments on the line of credit and notes payable and a reduction in the bank overdraft, partially offset by proceeds from the sale of stock.
We have limited liquidity. Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of third-party health payors, (b) the required high levels of inventory kept with sales representatives that are standard in the electrotherapy industry, (c), the payment of commissions to salespersons based on sales or rental orders prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer (d) the need for expenditures to continue to enhance the Company’s internal billing processes, (e) the delayed cost recovery inherent in rental transactions and (f) increased commitments resulting from the premises lease signed in November 2009. As our business and sales grow, some of these liquidity strains will increase. Limited liquidity may restrict our ability to carry out our current business plans and curtail our revenue growth.
Our long-term business plan continues to contemplate growth in revenues and thus to require, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, and the increase in office lease payments to support of the higher level of operations.
We believe that our cash flows from operating activities and borrowing available under the CapitalSource line of credit will fund our cash requirements for the year ending December 31, 2011.
The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the agreement for the line of credit and borrowing base limitations. Although the maximum amount of the line of credit is $3,500, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations and may be less than the maximum amount. As of December 31, 2010, the amount available for borrowing was $2,567, of which $1,270 was borrowed.

There is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for increases in our inventory of products, as needed, for growth. We may need to seek external financing through the sale of debt or equity, and we are not certain whether any such financing would be available to us on acceptable terms or at all. Any additional debt would require the approval of CapitalSource.
Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity which may force us to curtail our operating plan or impede our growth.
We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. For example, as previously disclosed, on April 26, 2010, we received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. We also review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid and should be accrued as a liability. As of December 31, 2010, we believe we have an adequate allowance for provider discounts relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of the refund requests.
The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2010.

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5+ Years

Line of credit	$1,270	$1,270	$—	$—	$—
Capital lease obligations (including interest)	535	143	283	109	—
Operating leases	8,465	1,659	3,525	3,281	—

Total contractual cash obligations	$10,270	$3,072	$3,808	$3,390	$—

In November 2009, the Company entered into a Lease Agreement for office, plant and warehouse space in Lone Tree, Colorado to serve as the Company’s headquarters. The term of the Lease Agreement is 69 months; provided, however, that the Lease Agreement may be terminated after 42 months upon payment of a termination fee as set forth in the Lease Agreement. The Lease Agreement provides for a five year renewal option at the then market rental rate. During 2010, the annual rental payments were $300. For 2011, 2012, 2013 and 2014, the annual rental payments will be $1,650, $1,725, $1,800, and $1,875, respectively. For months 61 through 69, in 2015, the total rental payment will be $1,406.
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

Revenue Recognition and Allowances for Provider Discounts and Collectability: The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred, or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been delivered to the patient and the patient’s having insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and delivered to the patient and the patient’s having insurance has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. All revenue is recognized at amounts estimated to be received from customers or third-party providers using the Company’s established rates, net of estimated provider discounts. Revenue from sales to distributors is recognized when the Company ships its products fulfilling an order and upon transferring title.
A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third-party payors. The nature of receivables in this industry has typically resulted in long collection cycles. The process of determining the products that will be reimbursed by third-party payors and the amounts they will reimburse is complex and depends on conditions and procedures that vary among payors and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third-party payors that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. The Company determines the amount of the allowance and adjusts the allowance at the end of each reporting period based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection, disputes with third-party payors and current relationships and experience with insurance companies or other third-party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods change, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in rates can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.
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
In addition to the allowance for provider discounts, the Company records an allowance for uncollectible accounts receivable. These uncollectible accounts receivable are primarily a result of the following: non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage, and disallowances of charges by third-party payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers, or a significant turnover of Company personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may increase in the future.
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
Income Taxes: The provision for income taxes includes taxes payable or refundable for the current period, penalties and interest and the deferred income tax consequences of transactions that have been recognized in the Company’s financial statements or income tax returns. The carrying value of deferred income taxes is determined based on an evaluation of whether the Company is more likely than not to realize the assets. Temporary differences result primarily from basis differences in property and equipment and net operating loss carry forwards. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.
The Company does not have an accrual for uncertain tax positions as of December 31, 2010 and 2009. The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2007 through the current period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath, P.C. dated March 28, 2011, are filed as part of this report starting on page 3 below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation, concluded that internal control over financial reporting was effective as of December 31, 2010.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table and paragraphs that follow provide information concerning each of the Company’s directors and executive officers at December 31, 2010:

		Director
Name	Age	Since	Position or Office

Thomas Sandgaard	52	1996	President, Chief Executive Officer, Director and Chairman

Taylor Simonton	66	2008	Director, Chair of Audit Committee

Mary Beth Vitale	57	2008	Director, Member of Audit Committee

Mats Wahlstrom	56	2010	Director, Member of Audit Committee

Anthony Scalese	37	N/A	Chief Financial Officer
During the ten years preceding the date of this report, the director and executive officers named above have not been convicted in any criminal proceeding nor are they subject to any pending criminal proceeding.
Thomas Sandgaard founded the Company in 1996 after a successful European based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from Odense Teknikum, Denmark and an MBA from the Copenhagen Business School. Mr. Sandgaard founded the Company’s business and has been the president, CEO and chairman of the board since the business was acquired by the Company.
Qualifications: Mr. Sandgaard founded the Company in 1996 and has served as our CEO for our entire history. Mr. Sandgaard has tremendous knowledge of our products, industry and the history of our Company. Mr. Sandgaard provides the Company and Board with significant strategic vision and strong leadership.
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
Other Directorships: Until February 2007, Mr. Simonton served on the Board of Directors of Fischer Imaging Corporation, a public company that designed, manufactured and marketed specialty medical imaging systems, and served as its Audit Committee chair and, at various times, as a member of each of its Compensation, Governance and Special Investigation (chair) Committees. Since October 2005, Mr. Simonton has served as a director and a member of the Audit Committee (chair October 2005 — June 2009) and Nominating & Governance Committee of Red Robin Gourmet Burgers, Inc., a public company that is a casual dining restaurant chain focused on serving high quality gourmet burgers in a family-friendly atmosphere. Since June 2008, he has been the Lead Director and Chair of the Audit and Valuation Committees of Keating Capital, Inc., a publicly reporting closed-end investment fund.

Other Information: Mr. Simonton is well versed in corporate governance; he holds a Certificate of Director Education from the Corporate Directors Institute of the National Association of Corporate Directors (“NACD”). He is as the Chairman and past President of the Colorado Chapter of NACD and serves on that chapter’s board of directors. In addition, he was admitted as an expert witness in accounting, auditing and corporate governance in United States District Court, District of Colorado, in March 2009. He holds an active CPA license and is deemed to be an “audit committee financial expert”. He has been interviewed or quoted in three issues of Corporate Board Member Magazine from 2008 — 2010. During his thirty-five years with PricewaterhouseCoopers, he assisted, audited or consulted to dozens of companies in a variety of industries, including medical device companies, and has experience in many aspects of business. In addition, his eight years of service on public company boards of directors includes strategic planning, executive compensation, acquisitions and divestitures and other matters.
Qualifications: Mr. Simonton has extensive accounting and financial experience having spent 35 years with PricewaterhouseCoopers LLP. In addition, Mr. Simonton has significant experience serving as a director and audit committee chair of public companies, including medical device companies. This accounting and audit committee experience is particularly useful to the Board due to the complex accounting judgments in our industry. Mr. Simonton is also well versed in risk oversight, which makes him particularly well suited to serve as the chairman of our Audit Committee.
Mary Beth Vitale was elected to the Board in October 2008.
Principal Occupation: Ms. Vitale is a co-founder of Pellera, a strategic communications and business development firm started in 2001. Ms. Vitale is a general management executive with 25 years experience in the telecommunications and consumer products industries. Previously, she had served as President, CEO and Chairman of the Board of WestwindMedia.com, President and COO of RMI.NET, and President-western states for AT&T. She was also a Commissioner on former Colorado Governor Bill Owens’ Commission for Science and Technology.
Other Directorships: Ms. Vitale previously served on the Board of Intrado, Inc., a publicly-traded technology company, from 1999 to 2004, sitting on the Audit, Compensation and Corporate Governance committees, and on the Board of RMI.Net, a publicly traded national e-business and convergent communications company from 1997 to 2000, sitting on the Audit Committee. Since January 2005, Ms Vitale has been a director of CoBiz Financial Inc., a public company which is a diversified financial holding company headquartered in Denver, Colorado and includes among its businesses a full-service business banking institution serving Colorado and Arizona. Ms. Vitale has been Chair of the Audit Committee of CoBiz Financial since May, 2006. Ms. Vitale is currently the President of the Colorado Chapter of the NACD.
Qualifications: Ms. Vitale has served as a top executive and Board member of several companies in a variety of industries, including publicly traded companies. Ms. Vitale brings a unique perspective to the Board from her experience in the telecommunications, consumer products and financial services industries. Ms. Vitale also has strong leadership, financial and risk oversight experience as a former CEO of a media company and current chair of the audit committee of a complex financial holding company.
Mats Wahlström was appointed to the Board of Directors of Zynex, Inc in October 2010.
Principal Occupation: Mr. Wahlström currently serves as Chairman of Leonard Capital, LLC and Chairman of Caduceus Medical Holdings, LLC. From January 2004 through December 2009, Mr. Wahlström served as co-CEO of Fresenius Medical Care North America and from November 2002 through December 2009 as President and CEO of Fresenius Medical Services, which operates more than 1,700 dialysis clinics in the U.S. Prior to joining Fresenius Medical Care in 2002, he held various positions at Gambro AB in Sweden, including President and CEO of Gambro U.S. as well as CFO of the Gambro Group.
Other Directorships: Mr. Wahlström served as a director of Health Grades, Inc., a NASDAQ-listed healthcare ratings company, from March 2009 through its sale to a private equity firm in October 2010.
Qualifications: Mr. Wahlström has extensive experience in the healthcare industry having served as CEO and CFO of large international companies in the renal field. Mr. Wahlström’s extensive knowledge of the insurance reimbursement and accounting and financial issues facing the Company is invaluable to the Board. Mr. Wahlstrom has also served as a director of a publicly traded company, which further strengthens our Board’s corporate governance and risk oversight abilities.

Anthony Scalese was appointed Chief Financial Officer of Zynex in September 2010. Mr. Scalese has over 15 years of experience in accounting, finance and operations and has spent the past 13 years of his career in the high-tech and healthcare industries. His most recent position was Chief Financial Officer for Qualmark Corporation, a publicly held global manufacturer of durability testing equipment from February 2000 to September 2010. Mr. Scalese joined Qualmark in February 2000 as Corporate Controller and also served as President for various subsidiaries of Qualmark. He previously held positions at Coram Healthcare (now Apria Healthcare) as well as Foundation Health Systems (now Healthnet). Mr. Scalese is a Certified Public Accountant licensed in Colorado, received a Masters in Business Administration from the University of Colorado and a Bachelor of Science in Business Administration (Accounting) from Colorado State University.
Audit Committee
We have an Audit Committee consisting of Mr. Simonton, Chair, Ms. Vitale and Mr. Wahlstrom. The Board of Directors has designated Mr. Simonton and Ms. Vitale each as an “audit committee financial expert” within meaning of the applicable SEC rules.
Director Nominations by Shareholders
We do not have procedures by which a security holder may recommend director nominees to our Board of Directors.
Code of Ethics
The Company has adopted a written code of ethics for each employee, including its Chief Executive Officer and Chief Financial Officer. The code also applies to agents and representatives of the Company, including the Board of Directors, sales representatives and consultants. The code of ethics is posted on the Company’s website at www.zynexmed.com. If we make any substantial amendment to or waiver of our code of ethics, we intend to satisfy the SEC disclosure requirements by promptly posting the amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows information concerning compensation recorded for services to the Company in all capacities during the years ended December 31, 2010 and December 31, 2009 for the Company’s Chief Executive Officer and the only other executive officer, whose total compensation exceeded $100,000 in 2010,:

				Option	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($) (5)	($)		($)
Thomas Sandgaard	2010	324,000	—	—	21,454	(2)	345,454
Chief Executive Officer	2009	216,000	210,000	—	34,389	(2)	460,389

Fritz G. Allison (1)	2010	112,000	—	2,864	59,719	(3)	174,583
Former Chief Financial Officer	2009	152,500	—	8,724	6,576	(4)	167,800

(1)
On August 23, 2010, Fritz Allison resigned from his position as the Chief Financial Officer of the Company. In connection with his resignation, the Company entered into a separation agreement with Mr. Allison. The separation agreement provides that, among other things, the Company will: (i) pay Mr. Allison $126,000 in nine monthly installments; and (ii) accelerate the vesting of certain unvested options to purchase Company common stock and allow such options to be exercised for one year following his resignation date.

(2)	We pay for 100% of Mr. Sandgaard’s health and dental insurance. In addition, two company vehicles and two home telephone lines are provided to Mr. Sandgaard at our expense.

(3)	We paid for 100% of Mr. Allison’s health and dental insurance through August 31, 2010 and paid $56,000 according to the terms of Mr. Allison’s separation agreement

(4)	We paid for 100% of Mr. Allison’s health and dental insurance for 2009

(5)
The option awards represent the grant date fair value of stock options granted in accordance with ASC Topic 718 (formerly FASB 123R). See Note 4 of the Consolidated Financial Statements for additional information.

Named Executive Officer Employment Agreements
Thomas Sandgaard
On February 1, 2004, Zynex Medical, Inc. entered into a three-year employment agreement with Thomas Sandgaard, the Company’s President, Chief Executive Officer and majority shareholder. The agreement contains a base salary, metric driven bonuses, a non-compete provision for the term of the agreement and 24 months following termination of the agreement, access and use of two vehicles, access and use of two telephone lines and standard employee benefits, such as health insurance. The agreement has been amended and extended several times, including its renewal on April 1, 2010, whereas, all terms remained the same except for its extension through December 31, 2010, a base salary increase to $360,000 per year and a revised bonus plan.

Mr. Sandgaard’s 2010 bonus plan is based on exceeding cash collections, EBITDA and revenue targets for the quarter or year, as the case may be, based on the Company’s budget that has been accepted by the Board for the applicable periods. The annual bonus may be earned irrespective of whether an individual quarter’s bonus was earned. The quarterly based bonuses were effective for quarters beginning April 1, 2010. The bonus computations are as follows:

Cash Collections
Meeting Targeted	Quarterly	Annual
Amounts*	Bonus	Bonus
at or >100%	$15,000	$20,000

EBITDA
Meeting Targeted	Quarterly	Annual
Amounts*	Bonus	Bonus
at or >100%	$15,000	$20,000

Net Revenue Meeting	Quarterly	Annual
Targeted Amounts*	Bonus	Bonus
at or >100%	$15,000	$20,000

*	The Board may include or exclude amounts from cash collections, EBITDA or net revenue for purposes of calculating the bonus if the Board deems such amounts to be unusual or infrequent
Mr. Sandgaard was not paid a bonus in 2010 because the Company did not meet the above performance targets.
Fritz G. Allison
On August 23, 2010, Fritz Allison resigned from his position as the Chief Financial Officer of the Company. In connection with his resignation, the Company entered into a separation agreement with Mr. Allison. The separation agreement provides that, among other things, the Company will: (i) pay Mr. Allison $126,000 in nine monthly installments; and (ii) accelerate the vesting of certain unvested options to purchase Company common stock and allow such options to be exercised for one year following his resignation date.
The payments are conditioned upon Mr. Allison’s compliance with the confidentiality, non-disparagement and certain other covenants in the separation agreement. Mr. Allison also agreed to release the Company from all claims relating to Mr. Allison’s service to the Company through the date of the separation agreement.

Outstanding Equity Awards at 2010 Year End
The following table sets forth information concerning unexercised options, stock that is not vested and equity incentive plan awards for each executive officer named in the Summary Compensation Table as of December 31, 2010:

Option Awards
			Equity
			Incentive
			Plan Awards:
			Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised
	Unexercised	Unexercised	Unearned
	Options	Options	Options	Option	Option
Name	(#) Exercisable	(#) Unexercisable	(#)	Exercise Price	Expiration Date

Thomas Sandgaard	—	—	—	—	—

Fritz G. Allison (1)	100,000	—	—	$0.45	August 23, 2011
Fritz G. Allison (1)	2,000	—	—	$0.85	August 23, 2011
Fritz G. Allison (1)	2,000	—	—	$1.32	August 23, 2011
Fritz G. Allison (1)	2,000	—	—	$1.28	August 23, 2011
Fritz G. Allison (1)	2,000	—	—	$1.48	August 23, 2011
Fritz G. Allison (1)	2,000	—	—	$1.70	August 23, 2011
Fritz G. Allison (1)	6,000	—	—	$1.00	August 23, 2011
Fritz G. Allison (1)	2,000	—	—	$0.95	August 23, 2011
Fritz G. Allison (1)	2,000	—	—	$1.08	August 23, 2011
Fritz G. Allison (1)	2,000	—	—	$1.06	August 23, 2011
Fritz G. Allison (1)	2,000	—	—	$0.92	August 23, 2011
Fritz G. Allison (1)	2,000	—	—	$0.60	August 23, 2011

(1)
According to the terms of Mr. Allison’s separation agreement, among other things, the Company will: (i) pay Mr. Allison $126,000 in nine monthly installments; and (ii) accelerate the vesting of certain unvested options to purchase Company common stock and allow such options to be exercised for one year following his resignation date. Therefore, All Mr. Allison’s outstanding options immediately vested on August 23, 2010 and will expire on August 23, 2011.

Director Compensation
The following table shows the annual and other compensation of the non-employee directors at December 31, 2010 for services to the Company for 2010.

Director Compensation for 2010
						Non-Qualified
					Non-Equity	Deferred
	Fees Earned	Stock		Option	Incentive Plan	Compensation	All Other
	or Paid in Cash	Awards		Awards	Compensation	Earnings	Compensation	Total
Name	($)	($) (1)		($) (1)	($)	($)	($)	($)

Taylor Simonton	26,250	30,000	(2)	1,415	—	—	—	57,665
Mary Beth Vitale	20,750	20,000	(2)	1,415	—	—	—	42,165
Mats Wahlstrom(3)	3,500	5,200	(2)	—	—	—	—	8,700

(1)	Amounts shown reflect the grant date fair value computed in accordance with ASC Topic 718. The stock awards reflect the market price on the date of the award.

(2)
Mr. Simonton as Chair of the Audit Committee received $30,000 of shares of Company common stock for directors meetings held in 2010, Ms. Vitale received $20,000 in shares of Company common stock for meetings during 2010 and Mr. Wahlstrom received $5,200 in shares of Company common stock upon joining the Board.

(3)	Mr. Wahlstrom joined the Board in October 2010.

The standard compensation for non-employee directors for 2010, as adopted by the Board of Directors in April 2010, is: (1) $1,500 cash ($2,250 in the case of the Chair of the Audit Committee) plus $5,000 ($7,500 in the case of the Chair of the Audit Committee) of shares of Company common stock for each of four quarterly Board meetings in person and for each of four quarterly Audit Committee meetings in person, with these amounts being paid for both a quarterly Audit Committee and a quarterly Board meeting held on or about the same day as if they were one meeting (the number of shares of common stock resulting from these dollar amounts is based upon the closing price of the common stock on the date of the meeting); (2) $1,750 ($2,000 in the case of the Chair of the Audit Committee) cash for each other Board meeting or Audit Committee meeting in person, with these amounts being paid for both an Audit Committee and a Board meeting held on or about the same day as if they were one meeting; and (3) $500 cash for any telephonic Board meeting or telephonic meeting of the Audit Committee.
The following table summarizes information with respect to each non-employee director’s outstanding stock options at December 31, 2010:

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option
	Options	Options	Exercise	Option
	#	#	Price	Expiration
Name	Exercisable	Unexercisable	$	Date
Taylor Simonton	12,000	—	5.10	October 5, 2018
Taylor Simonton	4,000	—	0.68	May 20, 2020

Mary Beth Vitale	12,000	—	5.10	October 5, 2018
Mary Beth Vitale	4,000	—	0.68	May 20, 2020
Compensation Risk
The Board of Directors reviewed and considered our compensation policies and programs in light of the board of directors’ risk assessment and management responsibilities. The Board of Directors believes that we have no compensation policies or programs that give rise to risks reasonably likely to have a material adverse effect on us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table contains certain information regarding beneficial ownership of the Company’s common stock as of March 24, 2011 by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s common stock, (ii) each of the Company’s directors, (iii) the Company’s executive officers named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons. The address of each person listed in the table is 9990 Park Meadows Dr., Lone Tree, CO 80124.

		Number of Shares		Percent
		Beneficially		Of
Name	Class of Stock	Owned		Class (4)
Thomas Sandgaard	Common	18,146,000		57.9%

Taylor Simonton	Common	106,510	(1)	*

Mary Beth Vitale	Common	76,341	(1)	*

Mats Wahlstrom	Common	817,937	(2)	2.6%

Fritz Allison	Common	126,000	(3)	*

All Directors and Named Executive Officers As a Group	Common	19,272,788		61.4%

*	Less than 1%.

(1)	Includes 16,000 stock options held by the director and exercisable within 60 days of March 24, 2011.

(2)	Mr. Wahlstrom holds 817,937 shares through Leonard Capital, LLC, his investment company.

(3)	Includes 126,000 stock options held by Mr. Allison that are exercisable within 60 days of March 24, 2011.

(4)	Based on 31,363,731 shares outstanding on March 24, 2011.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2010 about shares of common stock available for issuance under the Company’s equity incentive plans.

Number of Securities
	Number of		Remaining Available
	Securities to be	Weighted	for Future Issuance
	Issued Upon	Average Exercise	Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	(excluding securities
	Options, Warrants	Options, Warrants	reflected in column
Plan Category	and Rights	and Rights	(a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders (1)	1,845,250	$0.96	1,037,500

Equity Compensation Plans not approved by Shareholders	—	—	—

Total	1,845,250	$0.96	1,037,500

(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Until February 2011, we employed Mr. Sandgaard’s wife in a full time position as Vice President of Billing. In addition, we employ Mr. Sandgaard’s two children. The following table sets forth their compensation for services rendered in 2010 and 2009:

				Option	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)(2)	($)

Birgitte Sandgaard(3)	2010	170,000	—	3,409	—	173,409
VP of Billing	2009	152,500	50,000	8,724	—	211,224

Joachim Sandgaard	2010	64,500	—	3,409	5,578	73,487
Information Services	2009	54,584	—	8,724	6,576	69,884

Martin Sandgaard	2010	30,115	—	852	5,578	36,545
Payment Specialist/Website/graphic design	2009	19,613	—	8,724	—	28,337

(1)
The option awards represents fair value on the grant date of stock options granted to each of the named related parties in accordance with ASC Topic 718. See Note 4 of Consolidated Financial Statements for more information.

(2)	Includes health and dental insurance provided by the Company.

(3)
On February 1, 2011, Ms. Sandgaard retired from the Company. Ms. Sandgaard signed a retirement agreement, which provided her with a $90,000 lump sum payment, title to a Company automobile and immediate vesting on all outstanding stock options (with expiration on February 1, 2012). The terms of the retirement agreement also included a release of claims and non-compete. Concurrently, Ms. Sandgaard also entered into a 24 month consulting agreement with the Company, which provides for ongoing consulting by Ms. Sandgaard in exchange for monthly cash payments of $7,800. The consulting agreement can be cancelled at anytime, provided that a 30 day notice is given, by Ms. Sandgaard or the Company.

Director Independence
Mr. Sandgaard is not an independent director as defined in rules of the NASDAQ Stock Market. Mr. Simonton, Ms. Vitale and Mr. Wahlstrom are independent directors as defined in rules of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following presents fees for professional services rendered by the Company’s independent registered public accounting firm (GHP Horwath, P.C.) for each of the years ended December 31, 2010 and 2009.

	GHP Horwath, P.C.
	2010	2009

Audit Fees	$98,500	$118,100
Audit Related Fees	—	—
Tax Fees	—	8,000
All Other Fees	—	—

Total	$98,500	$126,100

The 2009 tax-related services provided by GHP Horwath, P.C. consisted of preparation and filing of the Company’s Federal and state tax returns. GHP Horwath, P.C. did not provide any tax-related services in 2010.
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. Pre-approval will generally be provided for up to one year, and any pre-approval will be detailed as to the particular service or category of services. Fees for 2010 and 2009 were pre approved by the Audit Committee.
GHP Horwath, P.C. has served as the Company’s independent registered public accounting firm since December 2005.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits:

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 7, 2008)

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

4.1		Form of Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006)

10.1	†
Employment Agreement, dated February 1, 2004, between Zynex Medical, Inc. and Thomas Sandgaard (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form SB-2 (File No. 333-117175) filed on July 6, 2004)

10.2	†
Amendment Employment Agreement, dated July 1, 2009, among the Company, Zynex Medical, Inc. and Thomas Sandgaard (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.3	†
Amendment to Employment Agreement, dated April 1, 2010, among the Company, Zynex Medical, Inc. and Thomas Sandgaard (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

10.4	†	Offer Letter, dated August 16, 2010, between the Company and Anthony Scalese (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 24, 2010)

10.5	†
Separation Agreement and Release, dated August 23, 2010, among the Company, Zynex Medical, Inc. and Fritz G. Allison (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2010)

10.6	†	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

10.7	†	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.8
Premise Lease, dated November 12, 2009, between Zynex Medical, Inc. and Spiral Lone Tree, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 13, 2009)

10.9
Absolute Unconditional Lease Guaranty, dated November 12, 2009, between the Company and Spiral Lone Tree, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 13, 2009)

10.10
Revolving Credit and Security Agreement, dated March 19, 2010, among the Company, Zynex Medical, Inc. and CapitalSource Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 23, 2010)

10.11
Waiver, Joinder and First Amendment to Revolving Credit and Security Agreement, dated February 11, 2011, among the Company, Zynex Medical, Inc., Zynex NeuroDiagnostic Inc., Zynex Monitoring Solutions Inc. and CapitalSource Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 16, 2011)

Exhibit
Number		Description

21	*	Subsidiaries of the Company

23	*	Consent of GHP Horwath, P.C.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Denotes management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.
Date: March 28, 2011	By:	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

March 28, 2011	Thomas Sandgaard, Director, President and Chief Executive Officer	/s/ Thomas Sandgaard

March 28, 2011	Anthony A. Scalese, Chief Financial Officer (Principal Accounting & Financial Officer)	/s/ Anthony A. Scalese

March 28, 2011	Taylor Simonton, Director	/s/ Taylor Simonton

March 28, 2011	Mary Beth Vitale, Director	/s/ Mary Beth Vitale

March 28, 2011	Mats Wahlstrom, Director	/s/ Mats Wahlstrom

Zynex, Inc.
Consolidated Financial Statements
December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Zynex, Inc.
We have audited the accompanying consolidated balance sheets of Zynex, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP Horwath, P.C.
GHP Horwath, P.C.

Denver, Colorado
March 28, 2011

ZYNEX, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash	$602	$863
Accounts receivable, net	7,309	5,039
Inventory	3,641	2,140
Prepaid expenses	145	139
Deferred tax asset	794	864
Other current assets	41	77

Total current assets	12,532	9,122

Property and equipment, net	2,906	2,612
Deposits	174	166
Deferred financing fees, net	89	30

	$15,701	$11,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$1,270	$—
Current portion of capital lease obligations	93	95
Accounts payable	1,313	1,127
Income taxes payable	1,103	905
Accrued payroll and payroll taxes	572	426
Deferred rent	221	—
Other accrued liabilities	980	788

Total current liabilities	5,552	3,341

Capital lease obligations, less current portion	327	20
Deferred rent	1,452	544
Deferred tax liability	188	539

Total liabilities	7,519	4,444

Stockholders’ Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 30,604,167 (2010) and 30,497,318 (2009) shares issued and outstanding	31	30
Paid-in capital	4,702	4,357
Retained earnings	3,449	3,099

Total stockholders’ equity	8,182	7,486

	$15,701	$11,930

See accompanying notes to consolidated financial statements.

ZYNEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
YEARS ENDED DECEMBER 31,

	2010	2009
Net revenue:
Rental	$8,533	$10,534
Sales	15,552	8,147

	24,085	18,681

Cost of revenue:
Rental	802	1,564
Sales	4,400	2,229

	5,202	3,793

Gross profit	18,883	14,888

Selling, general and administrative expense	17,322	11,074

Income from operations	1,561	3,814

Other income (expense):
Interest income	5	4
Interest expense and loss on extinguishment of debt	(215)	(165)
Other expense	(16)	(1)
Gain on value of derivative liability	—	171

	(226)	9

Income before income taxes	1,335	3,823

Income tax expense	985	1,441

Net income	$350	$2,382

Net income per share:
Basic	$0.01	$0.08

Diluted	$0.01	$0.08

Weighted average number of common shares outstanding:
Basic	30,546,070	30,122,486

Diluted	30,704,737	30,374,360

See accompanying notes to consolidated financial statements.

ZYNEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
YEARS ENDED DECEMBER 31,

	2010	2009
Cash flows from operating activities:
Net income	$350	$2,382
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	774	677
Provision for losses on accounts receivable	317	149
Amortization of deferred consulting and financing fees	71	61
Gain on value of derivative liability	—	(171)
Issuance of stock for services	79	188
Provision for obsolete inventory	23	267
Deferred rent expense	1,129	44
Loss on disposal of equipment	18	—
Employee stock-based compensation expense	267	169
Deferred tax benefit	(281)	(105)
Changes in operating assets and liabilities:
Accounts receivable	(2,586)	427
Inventory	(1,559)	(91)
Prepaid expenses	(6)	(66)
Other current assets	17	(17)
Accounts payable	186	89
Accrued liabilities	338	(590)
Income taxes payable	198	235

Net cash (used in) provided by operating activities	(665)	3,648

Cash flows from investing activities:
Proceeds received in lease termination	108	—
Deposits	—	11
Purchases of equipment	(672)	(955)

Net cash used in investing activities	(564)	(944)

Cash flows from financing activities:
Decrease in bank overdraft	—	(113)
Net borrowings from (payments on) line of credit	1,270	(1,781)
Deferred financing fees	(120)	(30)
Payments on notes payable and capital lease obligations	(182)	(37)
Repayments of loans from stockholder	—	(25)
Issuance of common stock	—	145

Net cash provided by (used in) financing activities	968	(1,841)

Net (decrease) increase in cash	(261)	863
Cash at the beginning of the period	863	—

Cash at the end of the period	$602	$863

Supplemental cash flow information:
Interest paid	$112	$103

Income taxes paid (including interest and penalties)	$1,068	$1,311

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through capital lease	$441	$—

Increase in deposit and deferred rent	$—	$156

Increase in leasehold improvements and deferred rent	$—	$344

See accompanying notes to consolidated financial statements.

ZYNEX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

January 1, 2009	29,871,041	$29	$3,677	$1,068	$4,774

Cumulative effect of change in accounting principle — January 1, 2009 reclassification of equity-linked financial instrument to derivative liability	—	—	(87)	(351)	(438)

Derecognition of derivative liability	—	—	266	—	266

Issuance of common stock:
for option exercise	100,000		32	—	32
for option exercise from 2005 plan	23,750		7	—	7
for warrant amendment and services	100,000		100	—	100
for consulting services	72,660		88	—	88
for warrant exercise	329,867	1	105	—	106

Employee stock-based compensation expense	—	—	169	—	169

Net income	—	—	—	2,382	2,382

December 31, 2009	30,497,318	30	4,357	3,099	7,486

Issuance of common stock for services	106,849	1	78	—	79

Employee stock-based compensation expense	—	—	267	—	267

Net income	—	—	—	350	350

December 31, 2010	30,604,167	$31	$4,702	$3,449	$8,182

See accompanying notes to consolidated financial statements.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(1) ORGANIZATION AND NATURE OF BUSINESS
Zynex, Inc. (a Nevada corporation) and its wholly-owned subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics Inc. and Zynex Monitoring Solutions Inc. (Colorado corporations) are collectively referred to as the “Company”. The Company’s headquarters are located in Lone Tree, Colorado.
The Company designs, assembles and commercializes a line of FDA-cleared medical devices for the electrotherapy and stroke rehabilitation markets. The Company also purchases electrotherapy devices and supplies from other domestic suppliers for resale.
In 2010 and 2009, the Company generated substantially all of its revenue in North America from sales and rentals of its products to patients, dealers and health care providers. The amount of net revenue derived from Medicare and Medicaid programs for 2010 and 2009, was approximately 9% and 6%, respectively.
(2) SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
USE OF ESTIMATES
Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowances for provider discounts and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation and income taxes.
REVENUE RECOGNITION AND ALLOWANCES FOR PROVIDER DISCOUNTS AND COLLECTABILITY
The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred, or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been delivered to the patient and the patient’s having insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and delivered to the patient and the patient’s having insurance has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. All revenue is recognized at amounts estimated to be received from customers or third-party providers using the Company’s established rates, net of estimated provider discounts. Revenue from sales to distributors is recognized when the Company ships its products fulfilling an order and upon transferring title.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(2) SIGNIFICANT ACCOUNTING POLICIES (continued)
A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third-party payors. The nature of receivables in the health care industry has typically resulted in long collection cycles. The process of determining the products that will be reimbursed by third-party payors and the amounts they will reimburse is complex and depends on conditions and procedures that vary among payors and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third-party payors that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. The Company determines the amount of the allowance and adjusts the allowance at the end of each reporting period based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection, disputes with third-party payors and current relationships and experience with insurance companies or other third-party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods change, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in rates can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the statements of operations as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.
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
The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. These requests are sometimes related to a limited number of patients; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews refund claims when it is rebilling or pursuing reimbursement from that insurance provider. The Company frequently has significant offsets against such refund requests and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued.
Billing and reimbursement disputes are very common in the Company’s industry. On April 26, 2010, the Company received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. As of December 31, 2010, the Company believes it has adequate reserves relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of the refund requests.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(2) SIGNIFICANT ACCOUNTING POLICIES (continued)
In addition to the allowance for provider discounts, the Company records an allowance for uncollectible accounts receivable. These uncollectible accounts receivable are primarily a result of the following: non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage, and disallowances of charges by third-party payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers, or a significant turnover of Company personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future.
At December 31, 2010 and 2009, the allowance for uncollectible accounts receivable is $1,262 and $1,435, respectively.
RECLASSIFICATIONS
Certain reclassifications to the 2009 cash flow statement and balance sheet have been made to conform to the 2010 presentation, none of which had any effect on cash flows from operating, investing and financing activities or total assets, total liabilities and stockholders’ equity.
INVENTORY
Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.
The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory, as appropriate. At December 31, 2010 and 2009, the Company had a reserve for obsolete and damaged inventory of approximately $549 and $491, respectively.
The Company had $1,376 of open purchase commitments at December 31, 2010.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(2) SIGNIFICANT ACCOUNTING POLICIES (continued)
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Products on rental contracts are placed in property and equipment and depreciated over their estimated useful life. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. As rental inventory contributes directly to the revenue generating process, the Company classifies the depreciation of rental inventory to cost of revenue.
Cost, accumulated depreciation and the related estimated useful lives of property and equipment as of December 31, 2010 and 2009 are as follows:

	2010	2009	Useful lives

Office furniture and equipment	$1,194	$563	3-7 years
Rental inventory	2,179	3,170	5 years
Vehicles	60	60	5 years
Leasehold improvements	370	370	2-6 years
Assembly equipment	11	11	7 years

	3,814	4,174
Less reserve for obsolete and damaged rental inventory	(71)	(106)
Less accumulated depreciation	(837)	(1,456)

	$2,906	$2,612

Repairs and maintenance costs are charged to expense as incurred.
SHIPPING COSTS
Shipping costs are included in cost of sales and rentals.
STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments, which is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period).
LEGAL DEFENSE COSTS
The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters, but rather records such as period costs when the services are rendered.
ADVERTISING
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2010 and 2009, was approximately $26 and $19, respectively.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(2) SIGNIFICANT ACCOUNTING POLICIES (continued)
RESEARCH AND DEVELOPMENT
Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2010 and 2009, was approximately $70 and $3, respectively. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.
INCOME TAXES
The provision for income taxes includes taxes payable or refundable for the current period and the deferred tax consequences of transactions that have been recognized in the Company’s financial statements or income tax returns. Temporary differences result primarily from basis differences in property and equipment and net operating loss carry forwards. The carrying value of deferred tax assets is determined based on an evaluation of whether the Company is more likely than not to realize the assets. A valuation allowance is established, when considered necessary, to reduce deferred tax assets to the amounts expected to be realized.
The Company does not have an accrual for uncertain tax positions as of December 31, 2010 and 2009. The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2007 through the current period.
FOREIGN CURRENCY TRANSACTIONS
Foreign currency transaction gains and losses are included in other expense in the accompanying consolidated statements of operations. Foreign currency transaction gains for the years ended December 31, 2010 and 2009 were insignificant.
RECENT ACCOUNTING PRONOUNCEMENTS
In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries, which requires that health care organizations present malpractice claims or similar contingent liabilities and related insurance recoveries on a gross basis rather than offsetting such amounts against each other for financial presentation. This ASU is effective for fiscal years beginning after December 15, 2010. Management does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which is an update to Topic 820, Fair Value Measurement and Disclosures. This Update establishes further disclosure requirements regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements. This became effective for the Company on January 1, 2010 for most of the new disclosures, and is effective on January 1, 2011 for the new level 3 disclosures. The adoption of this ASU had no impact on the Company’s financial position or results of operations, as it only amended required disclosures.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
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
The calculation of basic and diluted earnings per share for 2010 and 2009 is as follows:

	2010	2009
BASIC

Net income applicable to common stockholders	$350	$2,382

Weighted average shares outstanding	30,546,070	30,122,486

Net income per share	$0.01	$0.08

DILUTED

Net income applicable to common stockholders	$350	$2,382

Weighted average shares outstanding	30,546,070	30,122,486

Dilutive securities	158,667	251,874

Weighted average shares outstanding, diluted	30,704,737	30,374,360

Net income per share, diluted	$0.01	$0.08
Potential common share equivalents as of December 31, 2010 and December 31, 2009, of 1,248,000 and 393,500, respectively, related to certain outstanding stock options and warrants, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, as the option exercise prices exceeded the average market price of the Company’s common stock. The actual effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.
(4) STOCK-BASED COMPENSATION PLANS
The Company has a 2005 Stock Option Plan (the “Option Plan”) and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting terms are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.
For the years ended December 31, 2010 and 2009, the Company recorded compensation expense related to stock options of $267 and $169, respectively. This stock-based compensation expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations.
For the year ended December 31, 2010, the Company granted options to purchase up to 589,500 shares of common stock to employees at exercise prices that ranged from $0.41 to $1.06 per share. During the year ended December 31, 2009, the Company granted options to purchase up to 771,000 shares of common stock at exercise prices that ranged from $0.95 to $1.08 per share.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(4) STOCK-BASED COMPENSATION PLANS (continued)
The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the years ended December 31, 2010 and 2009:

	2010	2009
Expected term	5-6.25 years	6.25 years
Volatility	108-114%	115-117%
Risk-free interest rate	1.9-3.4%	2.8-3.4%
Dividend yield	0%	0%
The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents our anticipated cash dividend over the expected term of the stock options. Forfeitures of share based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 31, 2010 and 2009 was 35%.
A summary of stock option activity under the Option Plan for the years ended December 31, 2010 and 2009 are presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2009	732,500	$1.15

Granted	771,000	$1.01
Exercised	(23,750)	$0.28
Forfeited	(92,500)	$1.13

Outstanding at December 31, 2009	1,387,250	$1.10	7.0 Years	$213

Exercisable at December 31, 2009	283,750	$1.15	3.1 Years	$112

Outstanding at January 1, 2010	1,387,250	$1.10

Granted	589,500	$0.66
Exercised	—	$—
Forfeited	(131,500)	$1.07

Outstanding at December 31, 2010	1,845,250	$0.96	7.2 Years	$86

Exercisable at December 31, 2010	649,500	$1.05	4.5 Years	$53

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(4) STOCK-BASED COMPENSATION PLANS (continued)
A summary of status of the Company’s non-vested shares as of and for the year ended December 31, 2010 is presented below:

	Nonvested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value

Non-vested at January 1, 2010	1,103,500	$0.94

Granted	589,500	$0.58
Vested	(384,750)	$0.88
Forfeited	(112,500)	$0.90

Non-vested at December 31, 2010	1,195,750	$0.79

As of December 31, 2010, the Company had approximately $582 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately four years.
(5) INCOME TAXES
Income tax expense consists of the following for the years ended December 31, 2010 and 2009:

	2010	2009
Current tax expense:
Federal	$910	$1,340
State	99	193
Penalties and interest	257	13

	1,266	1,546

Deferred tax benefit:
Federal	(258)	(90)
State	(23)	(15)

	(281)	(105)

	$985	$1,441

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(5) INCOME TAXES (continued)
A reconciliation of income tax computed at the U.S. statutory rate of 34% to the effective income tax rate is as follows:

	2010	2009

Statutory rate	34%	34%
State taxes	4	4
Permanent differences	8	—
Penalties and interest	19	—
Other	9	—

Effective rate	74%	38%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2010 and 2009 are as follows:

	2010	2009
Current deferred tax assets:
Accrued expenses	$68	$95
Deferred rent	82	16
Accounts receivable	468	532
Inventory	230	221
Prepaid expenses	(54)	—

Net current deferred tax assets	$794	$864

Long-term deferred tax liabilities:
Property and equipment	$(598)	$(539)
Deferred Rent	410	—

Net deferred tax liabilities	$(188)	$(539)

(6) LINE OF CREDIT
CapitalSource
On March 19, 2010 (the “Closing Date”), the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource Bank, a California industrial bank (the “Lender”). The Credit Agreement provides the Company with a revolving credit facility of up to $3,500.
On February 11, 2011, the Company and the Lender entered into a Waiver, Joinder and First Amendment to the Credit Agreement (the “First Amendment”) to amend the Credit Agreement. Pursuant to the First Amendment, (i) the Company’s new wholly-owned subsidiaries, Zynex Monitoring Solutions Inc. and Zynex NeuroDiagnostic Inc., were added as borrowers to the Credit Agreement, (ii) the minimum EBITDA and minimum cash velocity financial covenants were amended to be more favorable to the Company, and (iii) the Lender waived certain previous financial covenant defaults by the Company.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(6) LINE OF CREDIT (continued)
The Company may borrow, pay and re-borrow under the Credit Agreement. The amount available for advances cannot exceed the lesser of the facility cap of $3,500 (the “facility cap”) or 85% of the borrowing base less certain reserved amounts. The “borrowing base” is generally the net collectible dollar value of the Company’s eligible accounts receivable, as defined in the Credit Agreement. As of December 31, 2010, the amount available for borrowing was $2,567, of which $1,270 was borrowed. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month that was imposed under Regulation D of the Board of Governors of the Federal Reserve System, plus 4.0%. The effective interest rate under the Credit Agreement as of December 31, 2010 was 16%. Interest is payable monthly. The Credit Agreement is collateralized by a first priority security interest on all of Zynex’s assets. The maturity date of the Credit Agreement is March 19, 2013.
Fees payable to the Lender under the Credit Agreement include an unused line fee of 0.042% per month on the difference between the average outstanding daily balance for the preceding month and the total facility cap, a one-time commitment fee of $70 (paid in 2010), and a monthly collateral management fee of 0.042% of the facility cap. Upon the termination of the Credit Agreement for any reason, Zynex is to pay the Lender 2% of the facility cap if the termination occurs after the first anniversary but before the second anniversary of the closing date, and 1% of the facility cap if the termination occurs on or after the second anniversary, but before the third anniversary, of the closing date.
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
Events of Default under the Credit Agreement include, among other things: Zynex’s failure to pay any obligation under the Credit Agreement when due or perform or observe covenants or other obligations under the Credit Agreement or other loan documents or other documents pursuant to which Zynex owes any third-party repayment of indebtedness (subject to certain cure periods in certain instances); the occurrence of a default or an event of default under any other loan document; the occurrence of certain events related to bankruptcy or insolvency; the occurrence of any material adverse change; a sale of all or substantially all of Zynex’s assets, or a change of control with respect to Zynex, Inc. or Zynex Medical, Inc., including any transaction that would result in any holders of 25% or more of Zynex voting stock immediately prior to a transaction, holding less than 25% of Zynex voting stock after such transaction.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(6) LINE OF CREDIT (continued)
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
The balance for this revolving credit facility at December 31, 2010 is $1,270 and is classified as current in the consolidated financial statements. There was no amount outstanding under this line of credit at the end of 2009.
Marquette
Through March 19, 2010, the Company had a loan agreement with Marquette Healthcare Finance (“Marquette”) that provided the Company with a revolving credit facility of up to $3,000. The Company exercised an early termination right in respect of this loan agreement effective March 19, 2010, and replaced it with the Credit Agreement. As a result of the early termination, the Company paid $70 in related penalties, which has been recorded as loss on extinguishment of debt.
(7) LEASES
The Company has commitments under various operating and capital leases that are payable in monthly installments.
In November 2009, the Company entered into a three-month lease for the use of its previous space in Littleton, Colorado. The lease provided for monthly rent of $26 through February 2010. The Company completed the move from this space in February 2010.
In November 2009, the Company entered into a lease of office, plant and warehouse space in Lone Tree, Colorado. The term of the lease is 69 months (through September 2015); provided, however, that the lease may be terminated after 42 months upon payment of a termination fee. The lease provides for a five-year renewal option at the then market rental rate. For 2010, the annual rental payments were $300. The Company anticipates that for accounting purposes, Zynex will record annual rental expense of approximately $1,440 throughout the term of the lease. The lease includes a tenant allowance of $500, which is included in deferred rent liability, to be used for the security deposit of $156 and leasehold improvements.
The Company leases certain equipment under capital leases which expire at various dates through 2015. Total monthly lease payments are $11, and imputed interest rates on the leases range from approximately 6% to 18%. At December 31, 2010, the total amount of assets under capital leases was approximately $476. Accumulated depreciation related to these assets totals approximately $78.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(7) LEASES (continued)
As of December 31, 2010, future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

2011	$143	$1,659
2012	143	1,725
2013	140	1,800
2014	75	1,875
2015	34	1,406
Thereafter	—	—

Total future minimum lease payments	535	$8,465

Less amount representing interest	(115)

Present value of net minimum lease payments	420
Less current portion	(93)

Long-term capital lease obligation	$327

Rent expense under all operating leases for 2010 and 2009, was approximately $1,709 and $275, respectively
(8) DERIVATIVE WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS
DERIVATIVE WARRANT LIABILITY
The Company’s adoption of ASC 815-40-15 effective January 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that could have resulted in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of ASC 815-40-15. The result was a decrease in paid-in capital as of January 1, 2009, of $87, a decrease in retained earnings of $351, and the recognition of a liability of $438. In September 2009, the exercise price of the warrants was modified, and the underlying warrants were exercised (Note 9). The liability was adjusted to fair value as of the exercise date, resulting in a decrease in the liability and an increase in other income of $171 for the year ended December 31, 2009. When determining the fair value of the liability in September 2009, the Company considered inputs that are classified as Level 3 under accounting standards. Level 3 inputs are prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity). Upon the exercise of the underlying warrants, the liability was settled, resulting in an increase to paid-in capital of $266.
The Company used an option pricing model to calculate fair value of its warrant liabilities. Key assumptions used were as follows:

	September 17, 2009	January 1, 2009
Expected term	2.00 years	2.75 years
Volatility	115.3%	115.7%
Risk-free interest rate	3.0%	1.9%
Dividend yield	0%	0%

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(8) DERIVATIVE WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS (continued)
FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK
The Company’s financial instruments at December 31, 2010, include accounts receivable and payable, for which current carrying amounts approximate fair value due to their short term nature. Financial instruments at December 31, 2010, also includes the line of credit, the carrying value of which approximates fair value because the interest rates on these outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.
At December 31, 2010, the Company has no financial assets or liabilities subject to recurring fair value measurements.
(9) STOCKHOLDERS’ EQUITY
NON-EMPLOYEE WARRANTS:
During 2010 and 2009, the Company has warrants outstanding. The following is a schedule of activity with these warrants:

			Other
	Class B	Class C	Warrants

January 1, 2009	228,572	7,619	703,015
Granted	—	—	—
Exercised	—	—	(429,867)
Forfeited	—	—	—
Expired	(228,572)	(7,619)	(110,000)

December 31, 2009	—	—	163,148
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	(80,833)

December 31, 2010	—	—	82,315

The exercise prices and expiration dates of the warrants outstanding at December 31, 2010, are as follows:

	Price	Expiration
Number	per share	Date

50,000	$0.71	September 29, 2012
32,315	$0.39	April 11, 2011

82,315

NON-EMPLOYEE STOCK OPTIONS:
As of January 1, 2009, there were 1,200,000 non-employee stock options outstanding, which expired unexercised in September 2009.
COMMON STOCK ISSUANCES:
In February 2009, 100,000 shares of common stock were issued for cash of $32 upon the exercise of stock options.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(9) STOCKHOLDERS’ EQUITY (continued)
In September 2009, the Company and Ascendiant Capital Group, LLC (“Ascendiant”) agreed that Ascendiant would exercise, via cash payment, its remaining warrants for 329,687 shares of common stock, the exercise price under the warrants would be reduced from $0.39 to $0.32 and the Company would issue 100,000 shares of common stock as consideration for the early exercise of the warrants and for certain additional services of Ascendiant in lieu of any cash fees. In accordance with such terms, the Company received a notice of exercise related to the warrants, and 329,687 shares of common stock were issued for cash of $106. The Company issued 100,000 shares of common stock to Ascendiant in November, 2009. The 100,000 shares of common stock were valued at $100 (based on the market price of the Company’s common stock on the date of the grant).
During the last two quarters of 2009, 23,750 shares of common stock were issued for cash of $7 upon the exercise of stock options under the 2005 Stock Option Plan.
During 2010 and 2009, 106,849 and 72,660 shares of common stock were issued to individuals as non-cash compensation for services rendered, valued at approximately $79 and $88, respectively (based on the market price of the Company’s common stock on the date of the grants).
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
(10) CONCENTRATIONS
The Company sourced approximately 72% of its electrotherapy products from one contract manufacturer in 2010 and 90% in 2009. Management believes that its relationships with suppliers are strong; however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.
The Company had receivables from two private health insurance carriers at December 31, 2010 that represented approximately 27% and 9% of the net accounts receivable balance. The same two private health insurance carriers represented approximately 18% and 13% of net accounts receivable at December 31, 2009.
(11) EMPLOYMENT AGREEMENTS
Zynex Medical, Inc. has an employment agreement as amended, with Mr. Sandgaard, the Company’s President and Chief Executive Officer. The agreement contains a base salary, metric driven bonuses, a non-compete provision for the term of the agreement and 24 months following termination of the agreement, access and use of two vehicles, access and use of two telephone lines and standard employee benefits, such as health insurance. The agreement has been amended and extended several times, including its renewal on April 1, 2010, whereas, all terms remained the same except for its extension through December 31, 2010, a base salary increase to $360 per year and a revised bonus plan.

ZYNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2010 AND 2009
(12) LITIGATION
A lawsuit was filed against the Company, its President and Chief Executive Officer and its Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and April 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits allege substantially the same matters and have been consolidated. The lawsuits refer to the April 1, 2009 announcement by the Company that it would restate its unaudited financial statements for the first three quarters of 2008. The lawsuits purport to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and March 31, 2009. The lawsuits allege, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.
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
(13) SUBSEQUENT EVENTS
On February 1, 2011, Ms. Birgitte Sandgaard, wife of Mr. Thomas Sandgaard (the Company’s President and CEO), retired from the Company. Ms. Sandgaard signed a retirement agreement, which provided her with a $90 lump sum payment, title to a Company automobile and immediate vesting on all outstanding stock options (with expiration on February 1, 2012). The terms of the retirement agreement also included a release of claims and non-compete. Concurrently, Ms. Sandgaard also entered into a 24 month consulting agreement with the Company, which provides for ongoing consulting by Ms. Sandgaard in exchange for monthly cash payments of $8. The consulting agreement can be cancelled at anytime, provided that a 30 day notice is given, by Ms. Sandgaard or the Company.