Form 10-Q
period 2011-03-31
ZYNEX INC
filed 2011-05-12
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 33-26787-D
Zynex, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	90-0214497

(State or other jurisdiction of incorporation or organization)	(IRS Employer
Identification No.)
9990 PARK MEADOWS DRIVE LONE TREE, COLORADO	80124

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 11, 2011
Common Stock, par value $0.001	30,752,534

ZYNEX, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
ZYNEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$646	$602
Accounts receivable, net	7,939	7,309
Inventory	3,835	3,641
Prepaid expenses	128	145
Deferred tax asset	866	794
Other current assets	46	41

Total current assets	13,460	12,532

Property and equipment, net	3,014	2,906
Deposits	164	174
Deferred financing fees, net	104	89

	$16,742	$15,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$2,319	$1,270
Current portion of capital lease obligations	96	93
Accounts payable	1,492	1,313
Income taxes payable	842	1,103
Accrued payroll and payroll taxes	730	572
Deferred rent	240	221
Other accrued liabilities	968	980

Total current liabilities	6,687	5,552

Capital lease obligations, less current portion	300	327
Deferred rent	1,378	1,452
Deferred tax liability	209	188

Total liabilities	8,574	7,519

Stockholders’ Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 30,631,946 (March 2011) and 30,604,167 (December 2010) shares issued and outstanding	31	31
Paid-in capital	4,798	4,702
Retained earnings	3,339	3,449

Total stockholders’ equity	8,168	8,182

	$16,742	$15,701

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2011		2010
Net revenue:
Rental		$2,448		$2,271
Sales		4,185		2,604

		6,633		4,875

Cost of revenue:
Rental		334		275
Sales		1,110		721

		1,444		996

Gross profit		5,189		3,879

Selling, general and administrative expense		5,328		3,847

(Loss) income from operations		(139)		32

Other income (expense):
Interest income		—		1
Interest expense and loss on extinguishment of debt		(58)		(79)
Other expense		—		(18)

		(58)		(96)

Loss before income tax		(197)		(64)

Income tax benefit (expense)		87		(3)

Net loss		$(110)		$(67)

Basic and diluted net loss per share	$	*	$	*

* Less than ($0.01) per share

Basic and diluted weighted-average number of common shares outstanding		30,631,020		30,497,318

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Number	Common	Paid in	Retained
	of Shares	Stock	Capital	Earnings	Total

January 1, 2011	30,604,167	$31	$4,702	$3,449	$8,182

Issuance of common stock for services	27,779	—	18	—	18

Employee stock-based compensation	—	—	78	—	78

Net loss	—	—	—	(110)	(110)

March 31, 2011	30,631,946	$31	$4,798	$3,339	$8,168

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED — AMOUNTS IN THOUSANDS)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(110)	$(67)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	193	201
Provision for losses on uncollectible accounts receivable	84	36
Amortization of financing fees	10	11
Issuance of common stock for services	18	—
Provision for obsolete inventory	—	16
Deferred rent	(55)	282
Loss on lease termination	—	46
Gain on disposal of equipment	—	(28)
Employee stock-based compensation expense	78	61
Deferred tax benefit	(51)	(175)
Changes in operating assets and liabilities:
Accounts receivable	(714)	(857)
Inventory	(185)	(473)
Prepaid expenses	17	107
Other current assets	5	(21)
Accounts payable	179	6
Accrued liabilities	146	26
Income taxes payable	(261)	178

Net cash used in operating activities	(646)	(651)

Cash flows from investing activities:
Proceeds received in lease termination	—	108
Purchases of inventory used for rental and equipment	(310)	(190)

Net cash used in investing activities	(310)	(82)

Cash flows from financing activities:
Net borrowings from line of credit	1,049	995
Deferred financing fees	(25)	(55)
Payments on capital lease obligations	(24)	(6)

Net cash provided by financing activities	1,000	934

Net increase in cash	44	201
Cash at beginning of period	602	863

Cash at end of period	$646	$1,064

Supplemental cash flow information:
Interest paid	$42	$8
Income taxes paid	$225	$—

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through capital lease	$—	$227
See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Zynex, Inc. and its wholly-owned subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics Inc. and Zynex Monitoring Solutions Inc. are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (U.S. GAAP). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Amounts as of December 31, 2010 are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which has previously been filed with the Securities and Exchange Commission.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.
(2) SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
REVENUE RECOGNITION, AND ALLOWANCES FOR PROVIDER DISCOUNTS AND COLLECTIBILITY
The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred, or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been delivered to the patient and the patient’s insurance (if the patient has insurance) has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and delivered to the patient and the patient’s having insurance has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products, which fulfills its order and transfers title. All revenue is recognized at amounts estimated to be received from customers or third-party providers using the Company’s established rates, net of estimated provider discounts.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(2) SIGNIFICANT ACCOUNTING POLICIES (continued)
A significant portion of the Company’s revenues are derived, and the related receivables are due, from insurance companies or other third-party payors. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by third-party providers and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third party payors that are less than amounts claimed, where the amount claimed by the Company exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance, and adjusts the allowance at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.
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
The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. For example, on April 26, 2010, the Company received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. These requests are sometimes related to a limited number of patients; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews refund claims when it is rebilling or pursuing reimbursement from that insurance provider. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued. As of March 31, 2011, the Company believes it has adequate reserves relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of the refund requests.
Due to the seasonal nature of the Company’s business, the net revenue and results of operations for the three month periods ended March 31, 2011 and March 31, 2010, are not indicative of the operating results that may be expected for the respective fiscal year.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(2) SIGNIFICANT ACCOUNTING POLICIES (continued)
In addition to the allowance for provider discounts, the Company records an allowance for uncollectible accounts receivable. Uncollectible accounts receivable are primarily a result of the following: non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by third-party payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future.
At March 31, 2011 and December 31, 2010, the allowance for uncollectible accounts receivable is $1,225 and $1,262, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK
The Company’s financial instruments at March 31, 2011 include cash, accounts receivable, accounts payable and the line of credit balance, for which current carrying amounts approximate fair value due to their short-term nature. At March 31, 2011 and December 31, 2010, the Company had no financial assets or liabilities subject to recurring fair value measurement.
RECLASSIFICATIONS
Certain reclassifications to the 2010 cash flow statement and balance sheet have been made to conform to the 2011 presentation, none of which had any effect on cash flows from operating, investing and financing activities or total assets, total liabilities or stockholders’ equity.
INVENTORY
Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients.
The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At March 31, 2011, the Company had a reserve for obsolete and damaged inventory of approximately $541 and a reserve of approximately $549 at December 31, 2010. The Company had $815 of open purchase commitments at March 31, 2011.
PROPERTY AND EQUIPMENT
Property and equipment as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010	Useful lives

Office furniture and equipment	$1,226	$1,194	3-7 years
Rental inventory	2,397	2,179	5 years
Vehicles	—	60	5 years
Leasehold improvements	368	370	2-6 years
Assembly equipment	11	11	7 years

	4,002	3,814
Less reserve for obsolete and damaged rental inventory	(80)	(71)
Less accumulated depreciation	(908)	(837)

	$3,014	$2,906

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(3) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method. The effects of potential common stock equivalents (totaling approximately 1,907,565 and 1,595,898 shares for the three months ended March 31, 2011 and 2010, respectively) have not been included in the computation of diluted net loss per share as the impact of the potential common shares would decrease the loss per share.
(4) STOCK-BASED COMPENSATION PLANS
The Company has a 2005 Stock Option Plan (the “Option Plan”) and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.
For the three months ended March 31, 2011 and 2010, the Company recorded compensation expense related to stock options of $78 and $61, respectively. The stock-based compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
For the three months ended March 31, 2011, the Company granted options to purchase up to 133,500 shares of common stock to employees at exercise prices that ranged from $0.62 to $1.06 per share. During the quarter ended March 31, 2010, the Company granted options to purchase up to 89,500 shares of common stock at an exercise price of $1.06 per share.
The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the three months ended March 31, 2011 and 2010:

	2011	2010
Expected term	6.25 years	6.25 years
Volatility	107.6% - 113.6%	113.6%
Risk-free interest rate	2.74% - 3.36%	3.36%
Dividend yield	0%	0%
The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected term of the stock options. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the quarters ended March 31, 2011 and 2010 was 35%.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(4) STOCK-BASED COMPENSATION PLANS (continued)
A summary of stock option activity under the Option Plan for the three months ended March 31, 2011 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2011	1,845,250	$0.96

Granted	133,500	$0.65
Exercised	—	$—
Forfeited	(153,500)	$0.73

Outstanding at March 31, 2011	1,825,250	$0.95	7.6 Years	$160

Exercisable at March 31, 2011	700,750	$1.05	3.3 Years	$84

A summary of status of the Company’s non-vested share awards as of and for the three months ended March 31, 2011 is presented below:

	Nonvested Shares	Weighted Average
	Shares Under Option	Grant Date Fair Value

Non-vested at January 1, 2011	1,195,750	$0.79

Granted	133,500	$0.55
Vested	(63,500)	$0.88
Forfeited	(141,250)	$0.58

Non-vested at March 31, 2011	1,124,500	$0.78

As of March 31, 2011, the Company had approximately $552 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately four years.
(5) INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company paid income taxes of $225,000 in February 2011 which were included in income taxes payable at December 31, 2010. For the three months ended March 31, 2011, permanent differences are added back to net loss resulting in a lower taxable loss for purposes of calculating income tax expense or benefit.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(6) LINE OF CREDIT
In February 2011, the Company entered into an Amendment to its revolving credit and security agreement with CapitalSource Bank (the “Credit Agreement”) to add Zynex Monitoring Solutions Inc. and Zynex NeuroDiagnostic Inc. to the Credit Agreement and to amend certain financial covenants. The Company has an asset-based revolving line of credit (“RLOC”) under the Credit Agreement that allows borrowing, repayment and re-borrowing, subject to the lesser of the facility cap of $3,500 or 85% of the borrowing base less certain reserved amounts. The borrowing base is generally the net collectible dollar value of the Company’s eligible accounts receivable, as defined. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month, as defined, plus 4.0%. Interest is payable monthly. As of March 31, 2011, the effective interest rate under the Credit Agreement was 13% (7% interest rate and 6% fees). As of March 31, 2011, $2,319 was outstanding on the Credit Agreement (the remaining amount available for borrowing was $715).
As of March 31, 2011, the Company was current in its interest payments, but was not in compliance with its earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial covenant, and therefore the amount outstanding on the Credit Agreement is callable at any time by the lender. The Company has requested a waiver, and although the Company expects to obtain such a waiver, there is no assurance that the Company will, and if not, the lender can demand immediate payment of amounts outstanding under the Credit Agreement, and restrict or prevent the Company from borrowing while the Company is in default, which could have a material adverse impact on the Company’s cash flow and liquidity.
(7) CONCENTRATIONS
The Company had receivables from two private health insurance carriers at March 31, 2011 that made up approximately 26% and 10% of the net accounts receivable balance. The same two private health insurance carriers made up approximately 27% and 9% of net accounts receivable at December 31, 2010.
(8) LITIGATION
A lawsuit was filed against the Company, its President and Chief Executive Officer and its former Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits alleged substantially the same matters and have been consolidated. On April 19, 2010, the plaintiffs filed a Consolidated Class Action Complaint (Civil Action No. 09-cv-00780-REB-KLM). The consolidated lawsuit refers to the April 1, 2009 announcement by the Company that it would restate its unaudited interim financial statements for the first three quarters of 2008. The lawsuit purports to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and March 31, 2009. The lawsuit alleges, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.
On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. On March 30, 2011, the United States District Court of Colorado entered an Order denying the Company’s motion to dismiss.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(8) LITIGATION (continued)
The Company continues to believe that the allegations are without merit and will vigorously defend itself in the lawsuit. The Company has notified its directors and officers liability insurer of the claim. At this time, the Company is not able to determine the likely outcome of the legal matters described above, nor can it estimate its potential financial exposure. Litigation is subject to inherent uncertainties, and if an unfavorable resolution of any of these matters occurs, the Company’s business, results of operations, and financial condition could be adversely affected.
The Company is not a party to any other material pending or threatened legal proceedings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Cautionary Notice Regarding Forward-Looking Statements
This quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our ability to engage additional sales representatives, the need to obtain Federal Drug and Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the uncertain outcome of pending material litigation and other risks described in our Annual Report on Form 10-K for the year ended December 31, 2010.
Due to the seasonal nature of the Company’s business, the net revenue and results of operations for the three month periods ended March 31, 2011 and March 31, 2010 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2010 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.
The Company currently has three wholly-owned subsidiaries.; Zynex Medical, Inc., Zynex NeuroDiagnistics Inc. and Zynex Monitoring Solutions Inc. As of March 31, 2011, Zynex NeuroDiagnostics Inc., formed in April 2010 to develop and market neurological diagnosis products for hospitals and clinics, and Zynex Monitoring Solutions Inc., formed in April 2010 to develop and market cardiovascular monitoring for hospitals and clinics, did not have any significant revenues.
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
Revenue is reported net, after adjustments for uncollectable and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients and other factors which may affect collectability. See Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for a more complete explanation of revenue recognition.

Total Net Revenue (Rental and Sale).

	March 31,	March 31,
Total net revenue by type (in thousands):	2011	2010

Net Rental Revenue	$2,448	$2,271

Sales of electrotherapy and other privately-labeled distributed products	1,509	615
Sales of recurring consumable supplies	2,676	1,989

Total Net Sales Revenue	4,185	2,604

Total Net Revenue	$6,633	$4,875

Total net revenue increased $1,758 or 36% to $6,633 in the three months ended March 31, 2011, from $4,875 for the three months ended March 31, 2010.
The increase in total net revenue for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was due primarily to a 24% increase in prescriptions (orders) for our electrotherapy products and a 35% increase in our recurring consumable supplies (surface electrodes and batteries). The increased orders are directly related to our continued addition of industry-experienced sales representatives, serving markets that we have not penetrated, and greater awareness of our products by end users and physicians. The increased consumable supplies are directly related to the number of active products currently in the market.
The incremental addition of industry-experienced sales representatives allowed us to increase our market presence and increase orders during the first three months of 2011. Orders for our products lead to (1) rental income, which we anticipate receiving on a recurring basis over the time patients use our products (2) direct sales of our products, and (3) corresponding recurring sales of electrodes and other supplies for our products, all of which are subject to our ability to collect due to contractual adjustments by insurers. Our products are subject to reimbursement policies of third-party payors, which we may not able to determine with any certainty. These third-party payor policies typically dictate whether our products will be purchased or rented. Therefore, our revenue mix of net rental and net sales revenue may fluctuate from time and may not be an indicator of the overall demand for our products. Shifts in our revenue mix may also have a material impact on our gross margins, as gross margins from net rental revenue are typically more than that of a direct sale of our product because the primary expense associated with net rental revenue is depreciation.
Net Rental Revenue
Net Rental Revenue increased $177 or 8% to $2,448 for the three months ended March 31, 2011, from $2,271 for the three months ended March 31, 2010.
Net Rental Revenue for the three months ended March 31, 2011 represented 37% of total net revenue compared to 47% for the three months ended March 31, 2010. The increase in net rental revenue for the three months ended March 31, 2011 is primarily due to the overall increase in orders of 24% subject to the varying reimbursement policies of third-party payors for our products that determine if a unit will be purchased or rented (on a patient by patient basis). We are unable to determine if the reimbursement policy trend towards purchasing or renting our products will continue or change in the future, as it is based on many market and third party payor factors. However, we believe that based on the current demand for our products, a change in reimbursement policy will not have a significant impact on our total revenue, but should only shift our revenue mix.
Net Sales Revenue
Net Sales Revenue increased $1,581 or 61% to $4,185 for the three months ended March 31, 2011, from $2,604 for the three months ended March 31, 2010.
Net Sales Revenue for the three months ended March 31, 2011 represented 63% of total net revenue compared to 53% for the three months ended March 31, 2010. Net Sales Revenue is comprised of two primary components: sales of electrotherapy devices and private labeled distributed products, representing 23% of total net revenue for the three months ended March 31, 2011, and sales of recurring device consumables (batteries and electrodes), representing 40% of total net revenue for the three months ended March 31, 2011. This compares to the sale of electrotherapy devices and private labeled distributed products representing 13% of total net revenue for the three months ended March 31, 2010 and sale of device consumables representing 41% of total net revenue for the three months ended March 31, 2010. The increase in Net Sales Revenue for the three months ended March 31, 2011 was primarily due to the 24% increase in orders, the change in third-party payor reimbursement trend in favor of purchasing products rather than renting them and the increased number of units in the market (previously sold or actively being rented), which resulted in a 35% increase of our recurring consumable supplies.

Gross Profit
Gross profit for the three months ended March 31, 2011 was $5,189 or 78% of total net revenue compared to $3,879 or 80% of total net revenue in the three months ended March 21, 2010.
The decrease in gross profit percentage for the three months ended March 31, 2011, as compared with the same period in 2010 is primarily due to the change in revenue mix from fewer products rented to an increase in products sold. Product sales result in a lower gross profit because their cost of sales is higher than that from rentals, as the cost of sales associated with rentals is primarily depreciation. Net product rentals for the three months ended March 31, 2011 represented 37% of total net revenue as compared to 47% for the same period in 2010.
Selling, General and Administrative (“SG&A”)
Total selling, general and administrative expenses increased $1,481 or 38% to $5,328 for the three months ended March 31, 2011 from $3,847 for the three months ended March 31, 2010.
A summary of selling, general and administrative expenses by department for the three months ended March 31, 2011 and 2010 is provided below:

		% of Net		% of Net
SG&A expense by department	2011	Revenue	2010	Revenue

Sales & Marketing	$1,752	26%	$1,407	29%
Reimbursement & Billing	2,245	34%	1,434	29%
General & Administrative	937	14%	623	13%
Engineering & Operations (including Research and Development)	394	6%	383	8%

Total SG&A expenses	$5,328		$3,847

Our sales and marketing expenses increased by $345 for the three months ended March 31, 2011 over the same period in 2010 due to incremental commissions incurred on greater net revenue reported in the current period (total net revenue increased 36% and total orders increased 24% over 2010). We incurred an additional $811 of expenses in our reimbursement and billing department for the three months ended March 31, 2011 over the same period in 2010, primarily because of additional personnel added to support the 36% increase in total net revenue and to further increase our cash collections from third party payors. Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from third-party payors. Therefore, we continue to evaluate and invest in this department, as it is the primary Company function for cash collections. Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with third-party payors could result in an increase to our aggregate accounts receivable collection percentage. We also incurred additional expense in our reimbursement and billing department for severance related to the retirement of the Company’s Vice President of Reimbursement and Billing in February 2011 (Refer to Note 13 of the financial statements in our 2010 Annual Report on Form 10-K). Our general and administrative expenses increased by $314 for the three months ended March 31, 2011 over the same period in 2010, and engineering and operations increased by $11 for the three months ended March 31, 2011 over the same period in 2010, which were primarily the result of administrative and operations infrastructure required to support the 36% increase in 2011 total net revenue.

Other Income (Expense)
Other income (expense) is comprised of interest income, interest expense and other expense.
Interest income for the three months ended March 31, 2011 was less than $1, compared to $1 for the same period in 2010.
Interest expense for the three months ended March 31, 2011 was $58, compared to $79 for the same period in 2010. During the three months ended March 31, 2010, we incurred an early termination fee related to our prior line of credit, which resulted in higher interest expense for the period.
Other expense for the three months ended March 31, 2010 was $18, which primarily resulted from a loss on a lease termination.
Income Tax Benefit (Expense)
We reported an income tax benefit of $87 for the three months ended March 31, 2011, compared to income tax expense of $3 for the same period in 2010. This is primarily due to the $197 loss before tax recorded for the three months ended March 31, 2011 versus a loss before tax of $64 recorded for the three months ended March 31, 2010. We also have permanent differences (expenses which are not deductible for income tax reporting) which create taxable income greater than the income before taxes in our statement of operations. The taxes on this taxable income cause the income tax expense to be at a higher effective tax rate than the statutory tax rate.
LIQUIDITY AND CAPITAL RESOURCES:
Line of Credit
In February 2011 we entered into a First Amendment to our revolving credit and security agreement with CapitalSource Bank (“Credit Agreement”). We have an asset-based revolving line of credit (“RLOC”) under the Credit Agreement that allows us to borrow, repay and re-borrow, subject to the lesser of the facility cap of $3,500 or 85% of the borrowing base less certain reserved amounts. The borrowing base is generally the net collectible dollar value of the Company’s eligible accounts receivable, as defined. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month, as defined, plus 4.0%. Interest is payable monthly. As of March 31, 2011, the effective interest rate under the Credit Agreement was 13% (7% interest rate and 6% fees). As of March 31, 2011, $2,319 was outstanding under the Credit Agreement.
As of March 31, 2011, the Company was current in its interest payments, but was not in compliance with its earnings before interest taxes, depreciation and amortization (“EBITDA”) financial covenant, and therefore the amount outstanding on the Credit Agreement is callable at any time by the lender. We have requested a waiver and the terms of the waiver are currently being negotiated, and although we expect to obtain such a waiver, there is no assurance that we will, and if not, the lender can demand immediate payment of amounts outstanding under the Credit Agreement, and restrict or prevent us from borrowing while we are in default, which could have a material adverse impact on our cash flow and liquidity.
Limited Liquidity
Cash at March 31, 2011 was $646, compared to cash at December 31, 2010 of $602.
Cash used by operating activities was $646 for the three months ended March 31, 2011 compared to $651 of cash used by operating activities for the three months ended March 31, 2010. The primary uses of cash from operations for the three months ended March 31, 2011 was the result of decreases in collections on accounts receivable, increases to inventory and a partial payment of 2010 income taxes. The primary uses of cash from operations for the three months ended March 31, 2010, was the result of decreases in collections on accounts receivable and increases to inventory.

Cash used in investing activities for the three months ended March 31, 2011 was $310 compared to cash used in investing activities of $82 for the three months ended March 31, 2010. Cash used in investing activities for the three months ended March 31, 2011 primarily represents the purchase and in-house production of rental products as well as purchases of capital equipment. Cash used in investing activities for the three months ended March 31, 2010 primarily represents the purchase and in-house production of rental products and purchases of capital equipment, offset by proceeds received in a lease termination.
Cash provided by financing activities was $1,000 for the three months ended March 31, 2011 compared with cash provided by financing activities of $934 for the three months ended March 31, 2010. The primary financing sources of cash for the three months ended March 31, 2011 and 2010 were net borrowings under the Credit Agreement, partially offset by payments on capital lease obligations and deferred financing fees.
We have limited liquidity. Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of third-party health payors, (b) the required high levels of inventory kept with sales representatives that are standard in the electrotherapy industry, (c) the payment of commissions to salespersons based on sales or rental orders prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer (d) the need for expenditures to continue to enhance the Company’s internal billing processes, (e) the delayed cost recovery inherent in rental transactions and (f) increased commitments resulting from the premises lease signed in November 2009. As our business and sales grow, some of these liquidity strains will increase. Limited liquidity may restrict our ability to carry out our current business plans and curtail our revenue growth.
Our long-term business plan continues to contemplate growth in revenues and thus to require, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, and the increase in office lease payments to support the higher level of operations.
We believe that our cash flows from operating activities and borrowing availability under the CapitalSource RLOC will fund our cash requirements through March 31, 2012.
The availability of the RLOC depends upon our ongoing compliance with covenants, representations and warranties in the agreement for the RLOC and borrowing base limitations. Although the maximum amount of the line of credit is $3,500, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations and may be less than the maximum amount. As of March 31, 2011, $2,319 was outstanding on the Credit Agreement (the remaining amount available for borrowing was $715).
There is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for increases in our inventory of products, as needed, for growth. We may need to seek external financing through the sale of debt or equity securities, and we are not certain whether any such financing would be available to us on acceptable terms or at all. Any additional debt would require the approval of CapitalSource.
Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity which may force us to curtail our operating plan or impede our growth.
We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. For example, as previously disclosed, on April 26, 2010, we received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. We also review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid and should be accrued as a liability. As of March 31, 2011, we believe we have an adequate allowance for provider discounts relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of the refund requests.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:
There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.
Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K filed on March 28, 2011 for the year ended December 31, 2010, and Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further discussion of our “Critical Accounting Policies”.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. On March 30, 2011, the United States District Court of Colorado entered an Order denying the Company’s motion to dismiss.
The Company continues to believe that the allegations are without merit and will vigorously defend itself in the lawsuit. The Company has notified its directors and officers liability insurer of the claim. At this time, the Company is not able to determine the likely outcome of the legal matter described above, nor can it estimate its potential financial exposure. Litigation is subject to inherent uncertainties, and if an unfavorable resolution of any of these matters occurs, the Company’s business, results of operations, and financial condition could be adversely affected.
The Company is not a party to any other material pending or threatened legal proceedings.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Form of Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006)

10.1	Waiver, Joinder and First Amendment to Revolving Credit and Security Agreement, dated February 11, 2011, among the Company, Zynex Medical, Inc., Zynex NeuroDiagnostic Inc., Zynex Monitoring Solutions Inc. and CapitalSource Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 16, 2011)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.
Dated: May 12, 2011	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: May 12, 2011	/s/ Anthony A. Scalese
Anthony A. Scalese
Chief Financial Officer