Form 10-Q
period 2011-06-30
ZYNEX INC
filed 2011-08-12
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 12, 2011
Common Stock, par value $0.001	30,794,479

ZYNEX, INC.
INDEX TO FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011, and 2010	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	6

Unaudited Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1. FINANCIAL STATEMENTS
ZYNEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$783	$602
Accounts receivable, net	9,513	7,309
Inventory	3,751	3,641
Prepaid expenses	136	145
Deferred tax asset	917	794
Other current assets	63	41

Total current assets	15,163	12,532

Property and equipment, net	3,239	2,906
Deposits	201	174
Deferred financing fees, net	91	89

Total assets	$18,694	$15,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,204	$1,270
Current portion of capital lease obligations	100	93
Accounts payable	1,458	1,313
Income taxes payable	911	1,103
Accrued payroll and payroll taxes	794	572
Deferred rent	259	221
Other accrued liabilities	1,367	980

Total current liabilities	8,093	5,552

Capital lease obligations, less current portion	274	327
Deferred rent	1,303	1,452
Deferred tax liability	230	188

Total liabilities	9,900	7,519

Stockholders’ Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 30,775,034 (June 2011) and 30,604,167 (December 2010) shares issued and outstanding	31	31
Paid-in capital	4,940	4,702
Retained earnings	3,823	3,449

Total stockholders’ equity	8,794	8,182

Total liabilities and stockholders’ equity	$18,694	$15,701

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010
Net revenue:
Rental	$2,447		$2,335	$4,895		$4,606
Sales	5,948		3,407	10,133		6,011

	8,395		5,742	15,028		10,617

Cost of revenue:
Rental	392		258	726		533
Sales	1,335		964	2,445		1,685

	1,727		1,222	3,171		2,218

Gross profit	6,668		4,520	11,857		8,399

Selling, general and administrative expense	5,769		4,390	11,097		8,237

Income from operations	899		130	760		162

Other income (expense):
Interest income	1		3	1		4
Interest expense and loss on extinguishment of debt	(80)		(53)	(138)		(132)
Other income (expense)	2		2	2		(16)

	(77)		(48)	(135)		(144)

Income before income tax	822		82	625		18

Income tax expense	(338)		(52)	(251)		(55)

Net income (loss)	$484		$30	$374		$(37)

Net income (loss) per share:

Basic	$0.02	$	*	$0.01	$	**

Diluted	$0.02	$	*	$0.01	$	**

* Less than $0.01 per share
** Less than ($0.01) per share

Weighted average number of common shares outstanding:
Basic	30,756,717		30,513,285	30,694,216		30,505,347

Diluted	31,025,478		30,702,944	30,957,206		30,716,349

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Number	Common	Paid in	Retained
	of Shares	Stock	Capital	Earnings	Total

Balances as of January 1, 2011	30,604,167	$31	$4,702	$3,449	$8,182

Issuance of common stock
for option exercise	112,500	—	48	—	48
for consulting services	58,367	—	44	—	44

Employee stock-based compensation	—	—	146	—	146

Net income for the six months ended June 30, 2011	—	—	—	374	374

Balances as of June 30, 2011	30,775,034	$31	$4,940	$3,823	$8,794

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED — AMOUNTS IN THOUSANDS)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$374	$(37)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	389	401
Provision for losses on uncollectible accounts receivable	630	102
Amortization of financing fees	23	21
Issuance of common stock for services	44	48
Provision for obsolete inventory	—	(9)
Deferred rent	(111)	564
Net loss on disposal of equipment	—	18
Employee stock-based compensation expense	146	126
Deferred tax benefit	(81)	(355)
Changes in operating assets and liabilities:
Accounts receivable	(2,834)	(1,257)
Inventory	(93)	(868)
Prepaid expenses	9	107
Other current assets	(49)	(19)
Accounts payable	145	(25)
Accrued liabilities	609	177
Income taxes payable	(192)	(545)

Net cash used in operating activities	(991)	(1,551)

Cash flows from investing activities:
Proceeds received in lease termination	—	108
Purchases of equipment and inventory used for rental	(739)	(224)

Net cash used in investing activities	(739)	(116)

Cash flows from financing activities:
Net borrowings from line of credit	1,934	1,087
Issuance of common stock	48	—
Deferred financing fees	(25)	(90)
Payments on capital lease obligations	(46)	(146)

Net cash provided by financing activities	1,911	851

Net increase (decrease) in cash	181	(816)
Cash at beginning of period	602	863

Cash at end of period	$783	47

Supplemental cash flow information:
Interest paid	$102	$51
Income taxes paid	$525	$955

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through capital lease	$—	$334
See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Zynex, Inc. and its wholly-owned subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics Inc. and Zynex Monitoring Solutions Inc. are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (U.S. GAAP). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Amounts as of December 31, 2010, are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction therewith.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.
(2) SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
REVENUE RECOGNITION, AND ALLOWANCES FOR PROVIDER DISCOUNTS AND COLLECTIBILITY
The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred, or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been delivered to the patient and the patient’s insurance (if the patient has insurance) has been verified (if any). For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and delivered to the patient and the patient’s insurance coverage has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products, which fulfills its order and transfers title. All revenue is recognized at amounts estimated to be received from customers or third-party providers using the Company’s established rates, net of estimated provider discounts.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(2) SIGNIFICANT ACCOUNTING POLICIES (continued)
A significant portion of the Company’s revenue is derived, and the related receivables are due, from insurance companies or other third-party payors. The nature of these receivables within this industry has typically resulted in long and varying collection cycles. The process of determining what products will be reimbursed by third-party providers and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for provider discounts and records additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third party payors that are less than amounts claimed (billed), where the amount claimed by the Company exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance, and adjusts the allowance at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rate of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.
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
The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. For example, on April 26, 2010, the Company received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. These requests are sometimes related to a limited number of patients; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews refund claims when it is rebilling or pursuing reimbursement from that insurance provider. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued. As of June 30, 2011, the Company believes it has adequate reserves relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of the refund requests.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
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
At June 30, 2011 and December 31, 2010, the allowance for uncollectible accounts receivable is $1,590 and $1,262, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK
The Company’s financial instruments at June 30, 2011 include cash, accounts receivable, accounts payable, capital lease obligations and the line of credit balance, for which current carrying amounts approximate fair value due to their short-term nature. At June 30, 2011 and December 31, 2010, the Company had no financial assets or liabilities subject to recurring fair value measurement.
RECLASSIFICATIONS
Certain reclassifications to the 2010 cash flow statement and balance sheet have been made to conform to the 2011 presentation, none of which had any effect on cash flows from operating, investing and financing activities or total assets, total liabilities or stockholders’ equity.
INVENTORY
Inventories are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other third parties for rental or sale to patients.
The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At June 30, 2011, the Company had a reserve for obsolete and damaged inventory of approximately $532 and a reserve of approximately $549 at December 31, 2010. The Company had $2,473 of open purchase commitments at June 30, 2011.
PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 2011 and December 31, 2010, are as follows:

	June 30,	December 31,
	2011	2010	Useful lives

Office furniture and equipment	$1,295	$1,194	3-7 years
Rental equipment	2,541	2,108	5 years
Vehicles	—	60	5 years
Leasehold improvements	407	370	2-6 years
Assembly equipment	11	11	7 years

	4,254	3,743
Less accumulated depreciation	(1,015)	(837)

	$3,239	$2,906

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(2) SIGNIFICANT ACCOUNTING POLICIES (continued)
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”, which requires that certain health care entities change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). In addition, the amendments also require enhanced disclosure about policies for recognizing revenue and assessing bad debts and disclosures of qualitative and quantitative information about changes in the allowance for doubtful accounts. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. Management currently expects that this ASU will not have a material impact on the Company’s consolidated financial statements.
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
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010		2011	2010

Basic:
Net income (loss)	$484		$30	$374		$(37)
Weighted average shares outstanding — basic	30,756,717		30,513,285	30,694,216		30,505,347
Net income per share — basic	$0.02	$	*	$0.01	$	**

Diluted:
Net income (loss)	$484		$30	$374		$(37)

Weighted average shares outstanding — basic	30,756,717		30,513,285	30,694,216		30,505,347
Dilutive securities	268,761		189,659	262,990		211,002
Weighted average shares outstanding — diluted	31,025,478		30,702,944	30,957,206		30,716,349
Net income per share — diluted	$0.02	$	*	$0.01	$	**

*	- less than $0.01 per share.

**	- less than ($0.01) per share.
The effects of potential common stock equivalents for the six months ended June 30, 2010 (1,681,898 shares) have not been included in the computation of diluted loss per share as the impact of the potential common shares would be anti-dilutive.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(4) STOCK-BASED COMPENSATION PLANS
The Company has a 2005 Stock Option Plan (the “Option Plan”) and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.
For the three months ended June 30, 2011 and 2010, the Company recorded compensation expense related to stock options of $68 and $65, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded compensation expense related to stock options of $146 and $126, respectively. The stock-based compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
For the six months ended June 30, 2011, the Company granted options to purchase up to 173,500 shares of common stock to employees at exercise prices that ranged from $0.62 to $1.06 per share. During the six months ended June 30, 2010, the Company granted options to purchase up to 178,500 shares of common stock at exercise prices that ranged from $0.63 to $1.06 per share.
The Company used the Black-Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the six months ended June 30, 2011 and 2010:

	2011	2010
Expected term	6.25 years	6.25 years
Volatility	105.9% - 107.6%	110.8% - 113.6%
Risk-free interest rate	2.74% - 2.90%	2.62% - 3.36%
Dividend yield	0%	0%
The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected term of the stock options. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2011 and 2010 was 35%.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(4) STOCK-BASED COMPENSATION PLANS (continued)
A summary of stock option activity under the Option Plan for the six months ended June 30, 2011, is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2011	1,845,250	$0.96

Granted	173,500	$0.66
Exercised	(112,500)	$0.43
Forfeited	(205,500)	$0.78

Outstanding at June 30, 2011	1,700,750	$0.99	7.1 Years	$212

Exercisable at June 30, 2011	699,125	$1.15	3.7 Years	$75

A summary of status of the Company’s non-vested share awards as of and for the six months ended June 30, 2011, is presented below:

	Nonvested Shares	Weighted Average
	Shares Under Option	Grant Date Fair Value

Non-vested at January 1, 2011	1,195,750	$0.79

Granted	173,500	$0.58
Vested	(189,625)	$0.89
Forfeited	(178,000)	$0.62

Non-vested at June 30, 2011	1,001,625	$0.76

As of June 30, 2011, the Company had approximately $499 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately four years.
(5) INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company paid income taxes of $525 during the first six months of 2011, which was included in income taxes payable at December 31, 2010. For the six months ended June 30, 2011, permanent differences are added back to net income resulting in a higher taxable income for purposes of calculating income tax expense or benefit. On July 13, 2011, the Company received a letter from the Internal Revenue Service (“IRS”) denying the Company’s request for abatement of penalties and interest incurred and previously recorded in 2010. The Company is in the process of appealing the denial and intends to mitigate partial or full payment of these penalties and interest.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(6) LINE OF CREDIT
In February 2011, the Company entered into an amendment to its revolving credit and security agreement with CapitalSource Bank (the “Credit Agreement”) to add Zynex Monitoring Solutions Inc. and Zynex NeuroDiagnostic Inc. to the Credit Agreement and to amend certain financial covenants. The Company has an asset-based revolving line of credit (“RLOC”) under the Credit Agreement that allows borrowing, repayment and re-borrowing, subject to the lesser of the facility cap of $3,500 or 85% of the borrowing base less certain reserved amounts. The borrowing base is generally the net collectible dollar value of the Company’s eligible accounts receivable, as defined. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month, as defined, plus 4.0%. Interest is payable monthly. As of June 30, 2011, the effective interest rate under the Credit Agreement was 12% (7% interest rate and 5% fees). As of June 30, 2011, $3,204 was outstanding on the Credit Agreement (the remaining amount available for borrowing was $296).
As of June 30, 2011, the Company was current in its interest payments, but was not in compliance with its cash velocity financial covenant, and therefore the amount outstanding on the Credit Agreement is callable at any time by the lender. The Company is working with its lender to amend certain terms on the Credit Agreement, primarily to increase the amount of the facility cap and decrease the interest costs, and has requested a waiver for the June 30, 2011 financial covenant violation. Although the Company expects to enter into an amendment with the lender and obtain a waiver, no assurances can be given. If a waiver is not obtained, the lender can demand immediate payment of amounts outstanding under the Credit Agreement, and restrict or prevent the Company from borrowing while in default, which could have a material adverse impact on the Company’s cash flow and liquidity.
(7) CONCENTRATIONS
The Company had a receivable from one private health insurance carrier at June 30, 2011 that made up approximately 26% of the net accounts receivable balance. The same private health insurance carrier made up approximately 27% and of net accounts receivable at December 31, 2010.
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
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(8) LITIGATION (continued)
the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008. The plaintiffs asked for a determination of class action status, unspecified damages and costs of the legal action.
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
An additional lawsuit was filed on July 28, 2011 against the Company, its President and Chief Executive Officer, its former Chief Financial Officer and certain of its directors in the United States District Court for the District of Colorado (Stephen Hatch, derivatively, on behalf of Zynex Inc. v. Thomas Sandgaard et. al., 11-CV-01964). The lawsuit purports to be a shareholder derivative claim and alleges a breach of fiduciary duty by the Company’s officers and directors in connection with restatement of the Company’s unaudited interim financial statements for the first three quarters of 2008. The Company believes the claims are without merit and intends to defend this lawsuit vigorously.
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
The Company currently has three wholly-owned subsidiaries; Zynex Medical, Inc., Zynex NeuroDiagnistics Inc. and Zynex Monitoring Solutions Inc. As of June 30, 2011, Zynex NeuroDiagnostics Inc., formed in April 2010 to develop and market neurological diagnosis products for hospitals and clinics, and Zynex Monitoring Solutions Inc., formed in April 2010 to develop and market cardiovascular monitoring for hospitals and clinics, did not have any significant revenues.
RESULTS OF OPERATIONS (Amounts in thousands):
Revenue
Our products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare providers on behalf of patients. Our products may also be purchased by dealers. If a patient is covered by health insurance, the third party payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges. We also sell consumable supplies, consisting primarily of surface electrodes and batteries that are used in conjunction with our electrotherapy products.
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

Total Net Revenue (Rental and Sale).

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Total net revenue by type (in thousands):

Net Rental Revenue	$2,447	$2,335	$4,895	$4,606

Sales of electrotherapy and other privately-labeled distributed products	2,861	1,155	4,370	1,771
Sales of recurring consumable supplies	3,087	2,252	5,763	4,240

Total Net Sales Revenue	5,948	3,407	10,133	6,011

Total Net Revenue	$8,395	$5,742	$15,028	$10,617

Total net revenue increased $2,653 or 46% to $8,395 for the three months ended June 30, 2011, from $5,742 for the three months ended June 30, 2010. Total net revenue increased $4,411 or 42% to $15,028 for the six months ended June 30, 2011, from $10,617 for the six months ended June 30, 2010.
The increase in total net revenue for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, was due primarily to a 42% and 34% increase in prescriptions (orders) for our electrotherapy products, for the respective three and six month periods in 2011 as compared to the same periods in 2010, and a 37% and 36% increase in our recurring consumable supplies (surface electrodes and batteries) for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increased orders are directly related to our continued addition of industry-experienced sales representatives, which benefit us by serving markets that we had not yet penetrated and provide greater awareness of our products to end users and physicians. As of June 30, 2011, we had 176 sales representatives versus 104 as of June 30, 2010 and currently have 193. The increased consumable supplies are directly related to the increased number of active products currently in the market.
The incremental addition of industry-experienced sales representatives allowed us to increase our market presence and increase orders during the first six months of 2011. Orders for our products lead to (1) rental income, which we anticipate receiving on a recurring basis over the time patients use our products, (2) direct sales of our products, and (3) corresponding recurring sales of electrodes and other supplies for our products, all of which are subject to our ability to collect due to contractual adjustments by insurers. Our products are subject to reimbursement policies of third-party payors, which we may not be able to determine with any certainty. These third-party payor policies typically dictate whether our products will be purchased or rented. Therefore, our revenue mix of net rental and net sales revenue may fluctuate from time to time and may not be an indicator of the overall demand for our products. Shifts in our revenue mix may also have a material impact on our overall gross margin, as product sales result in a lower gross profit because their cost of sales is higher than that from rentals (cost of sales associated with rentals is primarily depreciation).
Net Rental Revenue
Net Rental Revenue increased $112 or 5% to $2,447 for the three months ended June 30, 2011, from $2,335 for the three months ended June 30, 2010. Net Rental Revenue increased $289 or 6% to $4,895 for the six months ended June 30, 2011, from $4,606 for the six months ended June 30, 2010.
Net Rental Revenue for the three and six months ended June 30, 2011 represented 29% and 33%, respectively, of total net revenue compared to 41% and 43%, respectively, for the three and six months ended June 30, 2010. The increase in net rental revenue for the three and six months ended June 30, 2011 is primarily due to the overall increase in orders in 2011, subject to the varying reimbursement policies of third-party payors for our products that determine if a unit will be purchased or rented (on a patient by patient basis). We are unable to determine if the reimbursement policy trend towards purchasing or renting our products will continue or change in the future, as it is based on many market and third party payor factors. However, we believe that based on the current demand for our products, a change in reimbursement policy will not have a significant impact on our total revenue, as we believe it will only shift our revenue mix.

Net Sales Revenue
Net Sales Revenue increased $2,541 or 75% to $5,948 for the three months ended June 30, 2011, from $3,407 for the three months ended June 30, 2010. Net Sales Revenue increased $4,122 or 69% to $10,133 for the six months ended June 30, 2011, from $6,011 for the six months ended June 30, 2010.
Net Sales Revenue for the three and six months ended June 30, 2011 represented 71% and 67%, respectively, of total net revenue compared to 59% and 57%, respectively, for the three and six months ended June 30, 2010. Net Sales Revenue is comprised of two primary components: sales of electrotherapy devices and private labeled distributed products, representing 34% and 29%, respectively, of total net revenue for the three and six months ended June 30, 2011, and sales of recurring device consumables (batteries and electrodes), representing 37% and 38%, respectively, of total net revenue for the three and six months ended June 30, 2011. This compares to the sale of electrotherapy devices and private labeled distributed products representing 20% and 17%, respectively, of total net revenue for the three and six months ended June 30, 2010 and sale of device consumables representing 39% and 40%, respectively, of total net revenue for the three and six months ended June 30, 2010. The increase in Net Sales Revenue for the three and six months ended June 30, 2011 was primarily due to the respective 42% and 34% increase in orders over the same periods in 2010, the change in third-party payor reimbursement trend, in favor of purchasing products rather than renting them, and the increased number of units in the market (previously sold or actively being rented). These additional units in the market resulted in a 37% and 36%, respective increase of our recurring consumable supplies over the comparable three and six month periods for 2010.
Gross Profit
Total gross profit for the three and six months ended June 30, 2011 was $6,668 (or 79% of total net revenue) and $11,857 (or 79% of total net revenue), respectively, compared to $4,520 (or 79% of total net revenue) and $8,399 (or 79% of total net revenue), respectively, in the three and six months ended June 30, 2010.
Total gross profit percentage for the three and six months ended June 30, 2011 remained consistent with the total gross profit percentage for the three and six months ended June 30, 2010. Our total gross profit percentage was impacted by two primary items for the three and six months ended June 30, 2011, the increase in total net revenue and revenue mix. During the three and six month periods ended June 30, 2011 we experienced a 46% and 42% increase in total net revenue over the comparable periods in 2010. The total net revenue increase for the periods positively impacted our gross profit percentage, as we had incremental net revenue that exceeded fixed costs in manufacturing. The positive effect on gross profit percentage from our increase in total net revenue was offset by the change in revenue mix from more products being sold than rented. Product sales incur higher costs than those from rentals, as the major cost associated with rentals is depreciation. Net product rentals for the three and six months ended June 30, 2011 represented 29% and 33%, respectively, of total net revenue as compared to 41% and 43% for the respective periods in 2010.
Selling, General and Administrative (“SG&A”)
Total selling, general and administrative expenses increased $1,379 or 31% to $5,769 for the three months ended June 30, 2011 from $4,390 for the three months ended June 30, 2010. Total selling, general and administrative expenses increased $2,860 or 35% to $11,097 for the six months ended June 30, 2011 from $8,237 for the six months ended June 30, 2010.
A summary of selling, general and administrative expenses by department for the three and six months ended June 30, 2011 and 2010 is provided below:

	Three months ended				Six months ended
	June 30,	% of Net	June 30,	% of Net	June 30,	% of Net	June 30,	% of Net
SG&A expense by department	2011	Revenue	2010	Revenue	2011	Revenue	2010	Revenue
Sales & Marketing	$2,214	26%	$1,546	27%	$3,966	26%	$2,954	28%
Reimbursement & Billing	2,197	26%	1,676	29%	4,443	30%	3,110	29%
General & Administrative	966	12%	767	13%	1,903	13%	1,389	13%
Engineering & Operations (including Research and Development)	392	5%	401	7%	785	5%	784	7%

Total SG&A expenses	$5,769		$4,390		$11,097		$8,237

Our sales and marketing expenses increased by $668 and $1,012, for the three and six months ended June 30, 2011 over the same periods in 2010, respectively, due to incremental commissions incurred in the current periods (total orders increased 42% and 34%, respectively, for the three and six month periods in 2011 over the same periods in 2010). We incurred additional expenses in our reimbursement and billing department of $521 and $1,333, respectively, for the three and six month periods ended June 30, 2011 over the same periods in 2010, primarily because of additional personnel added to support the increase in total net revenue for 2011 and to further increase our cash collections from third party payors. Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from third-party payors. Therefore, we continue to evaluate and invest in this department, as it is our primary function for cash collections. Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with third-party payors could result in an increase to our aggregate accounts receivable collection percentage. We also incurred additional expense in our reimbursement and billing department for severance related to the retirement of the Company’s Vice President of Reimbursement and Billing in February 2011, reflected in the six months ended June 30, 2011 expenses (for additional information refer to Note 13 of the financial statements in our 2010 Annual Report on Form 10-K). Our general and administrative expenses increased by $199 and $514, respectively, for the three and six months ended June 30, 2011 over the same periods in 2010, which was primarily the result of administrative infrastructure, including the addition of regulatory personnel, required to support the increase in 2011 total net revenue. Engineering and operations decreased by $9 for the three months ended June 30, 2011 over the same period in 2010 and increased by $1 for the six months ended June 30, 2011 over the same period in 2010.
Other Income (Expense)
Other income (expense) is comprised of interest income, interest expense and other expense.
Interest income for the three and six months ended June 30, 2011 was less than $1 in each period, compared to $3 and $4 for the same periods in 2010.
Interest expense for the three and six months ended June 30, 2011 was $80 and $138, respectively, compared to $53 and $132 for the same periods in 2010. We increased the use of our revolving line of credit during the first six months of 2011 based on working capital needs, which resulted in a revolving line of credit balance of $3,204 as of June 30, 2011, versus a balance of $1,088 as of June 30, 2010. During the first quarter of 2010, we incurred an early termination fee of $70 related to our prior line of credit, which resulted in higher interest expense for the period.
Other income (expense) for the three and six months ended June 30, 2011 was $2 for both periods as compared to $2 and ($16) for the same periods in 2010. The other expense of ($16) reported in the six months ended June 30, 2010 was primarily the result of a loss on a net lease termination.
Income Tax Expense
Income tax expense for the three and six months ended June 30, 2011 was $338 and $251, respectively, compared to $52 and $55 for the same periods in 2010. The increase in income tax expense for the 2011 periods is primarily due to the $822 and $625 income before tax recorded for the three and six months ended June 30, 2011 versus $82 and $18 for the same periods in 2010. We also have permanent differences (expenses which are not deductible for income tax reporting) which create taxable income greater than the income before taxes in our statement of operations. The taxes on this taxable income cause the income tax expense to be at a higher effective tax rate than the statutory tax rate. On July 13, 2011, we received a letter from the Internal Revenue Service (“IRS”) denying our request to abate penalties and interest incurred and previously recorded in 2010. We are in the process of appealing the denial, and we intend to mitigate partial or full payment of these penalties and interest.
LIQUIDITY AND CAPITAL RESOURCES:
Line of Credit
In February 2011 we entered into an amendment to our revolving credit and security agreement with CapitalSource Bank (“Credit Agreement”). We have an asset-based revolving line of credit (“RLOC”) under the Credit Agreement that allows us to borrow, repay and re-borrow, subject to the lesser of the facility cap of $3,500 or 85% of the borrowing base less certain reserved amounts. The borrowing base is generally the net collectible dollar value of the Company’s eligible accounts receivable, as defined. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month, as defined, plus 4.0%. Interest is payable monthly. As of June 30, 2011, the effective interest rate under the Credit Agreement was 12% (7% interest rate and 5% fees). As of June 30, 2011, $3,204 was outstanding under the Credit Agreement.

As of June 30, 2011, the Company was current in its interest payments, but was not in compliance with its cash velocity financial covenant, and therefore the amount outstanding on the Credit Agreement is callable at any time by the lender. We are working with our lender to amend certain terms on our Credit Agreement, primarily to increase the amount of the facility cap and decrease the interest costs, and we have requested a waiver for our June 30, 2011 financial covenant violation. Although we expect to enter into an amendment with our lender and obtain a waiver, we cannot provide any assurance. If a waiver is not obtained, the lender can demand immediate payment of amounts outstanding under the Credit Agreement, and restrict or prevent us from borrowing while we are in default, which could have a material adverse impact on our cash flow and liquidity.
Limited Liquidity
Cash at June 30, 2011 was $783, compared to cash at December 31, 2010 of $602.
Cash used in operating activities was $991 for the six months ended June 30, 2011 compared to $1,551 of cash used in operating activities for the six months ended June 30, 2010. The primary uses of cash from operations for the six months ended June 30, 2011 was the result of decreases in collections on accounts receivable and a partial payment of 2010 income taxes, offset by net income and non-cash items. The primary uses of cash from operations for the six months ended June 30, 2010, was the result of decreases in collections on accounts receivable, increases to inventory and a partial payment of 2009 income taxes, offset by non-cash items.
Cash used in investing activities for the six months ended June 30, 2011 was $739 compared to cash used in investing activities of $116 for the six months ended June 30, 2010. Cash used in investing activities for the six months ended June 30, 2011 primarily represents the purchase and in-house production of rental products as well as purchases of capital equipment. Cash used in investing activities for the six months ended June 30, 2010 primarily represents the purchase and in-house production of rental products and purchases of capital equipment, offset by proceeds received in a lease termination.
Cash provided by financing activities was $1,911 for the six months ended June 30, 2011 compared with cash provided by financing activities of $851 for the six months ended June 30, 2010. The primary financing sources of cash for the six months ended June 30, 2011 were net borrowings under the Credit Agreement and cash received from the exercise of stock options, partially offset by payments on capital lease obligations and deferred financing fees. The primary financing sources of cash for the six months ended June 30, 2010 were net borrowings under the Credit Agreement, partially offset by payments on capital lease obligations and deferred financing fees.
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
Our long-term business plan continues to contemplate growth in revenues and thus to require, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, and the increase in office lease payments (for our new, larger building) to support the higher level of operations.
We believe that our cash flows from operating activities and borrowing availability under the RLOC will fund our cash requirements through June 30, 2012.

The availability of the RLOC depends upon our ongoing compliance with covenants, representations and warranties in the agreement for the RLOC and borrowing base limitations. Although the maximum amount of the line of credit is $3,500, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations and may be less than the maximum amount. As of June 30, 2011, $3,204 was outstanding on the Credit Agreement (the remaining amount available for borrowing was $296). As of August 5, 2011, the amount outstanding on the Credit Agreement was $2,611.
There is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for increases in our inventory of products, as needed, for growth. We may need to seek external financing through the sale of debt or equity securities, and we are not certain whether any such financing would be available to us on acceptable terms or at all. Any additional debt would require the approval of CapitalSource Bank.
Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity which may force us to curtail our operating plan or impede our growth.
We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. For example, as previously disclosed, on April 26, 2010, we received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. We also review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid and should be accrued as a liability. As of June 30, 2011, we believe we have an adequate allowance for provider discounts relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of the refund requests.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES:
There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.
Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K filed on March 28, 2011 for the year ended December 31, 2010, and Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further discussion of our “Critical Accounting Policies.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
An additional lawsuit was filed on July 28, 2011 against the Company, its President and Chief Executive Officer, its former Chief Financial Officer and certain of its directors in the United States District Court for the District of Colorado (Stephen Hatch, derivatively, on behalf of Zynex Inc. v. Thomas Sandgaard et. al., 11-CV-01964). The lawsuit purports to be a shareholder derivative claim and alleges a breach of fiduciary duty by the Company’s officers and directors in connection with restatement of the Company’s unaudited interim financial statements for the first three quarters of 2008. The Company believes the claims are without merit and intends to defend this lawsuit vigorously.
The Company is not a party to any other material pending or threatened legal proceedings.
ITEM 5. OTHER INFORMATION
On August 11, 2011, the Company’s board of directors approved an amended and restated employment agreement (the “Agreement”) with the Company’s chief executive officer, Thomas Sandgaard. The Agreement provides for a three year term and provides for a severance payment equal to one year of Mr. Sandgaard’s base salary. The Agreement also provides Mr. Sandgaard with a base salary, bonus eligibility, a company car and certain other benefits available to our employees. The Agreement further subjects Mr. Sandgaard to a one year non-compete, confidentiality and other covenants.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number		Description
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 7, 2008)

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

4.1		Form of Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006)

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011, (iii) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2011 and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.
Dated: August 12, 2011	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: August 12, 2011	/s/ Anthony A. Scalese
Anthony A. Scalese
Chief Financial Officer