Form 10-Q
period 2011-09-30
ZYNEX INC
filed 2011-11-10
CIK 846475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 8, 2011

Common Stock, par value $0.001	30,816,631

ZYNEX, INC.
INDEX TO FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	6

Unaudited Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 6. Exhibits	23

Signatures	24

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1.	FINANCIAL STATEMENTS
ZYNEX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$761	$602
Accounts receivable, net	10,756	7,309
Inventory	4,320	3,641
Prepaid expenses	146	145
Deferred tax asset	1,072	794
Other current assets	52	41

Total current assets	17,107	12,532

Property and equipment, net	3,490	2,906
Deposits	210	174
Deferred financing fees, net	78	89

Total assets	$20,885	$15,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,380	$1,270
Current portion of capital lease obligations	128	93
Accounts payable	2,161	1,313
Income taxes payable	1,245	1,103
Accrued payroll and payroll taxes	759	572
Deferred rent	277	221
Other accrued liabilities	1,699	980

Total current liabilities	9,649	5,552

Capital lease obligations, less current portion	292	327
Deferred rent	1,230	1,452
Deferred tax liability	250	188

Total liabilities	11,421	7,519

Stockholders’ Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 30,794,479 (September 30, 2011) and 30,604,167 (December 31, 2010) shares issued and outstanding	31	31
Paid-in capital	5,019	4,702
Retained earnings	4,414	3,449

Total stockholders’ equity	9,464	8,182

Total liabilities and stockholders’ equity	$20,885	$15,701

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenue:
Rental	$2,482	$2,032	$7,377	$6,639
Sales	6,945	4,625	17,078	10,635

	9,427	6,657	24,455	17,274

Cost of revenue:
Rental	465	169	1,191	702
Sales	1,470	1,257	3,915	2,942

	1,935	1,426	5,106	3,644

Gross profit	7,492	5,231	19,349	13,630

Selling, general and administrative expense	6,389	4,606	17,486	12,842

Income from operations	1,103	625	1,863	788

Other income (expense):
Interest income	—	2	1	5
Interest expense and loss on extinguishment of debt	(87)	(45)	(225)	(177)
Other income (expense)	—	—	2	(16)

	(87)	(43)	(222)	(188)

Income before income tax	1,016	582	1,641	600

Income tax expense	(425)	(214)	(676)	(270)

Net income	$591	$368	$965	$330

Net income per share:
Basic	$0.02	$0.01	$0.03	$0.01

Diluted	$0.02	$0.01	$0.03	$0.01

Weighted average number of common shares outstanding:
Basic	30,794,268	30,569,441	30,727,720	30,555,778

Diluted	31,013,012	30,667,064	30,977,933	30,744,764

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Number	Common	Paid in	Retained
	of Shares	Stock	Capital	Earnings	Total

Balances as of January 1, 2011	30,604,167	$31	$4,702	$3,449	$8,182

Issuance of common stock:
for option exercise	112,500	—	49	—	49
for services	77,812	—	61	—	61

Employee stock-based compensation	—	—	207	—	207

Net income for the nine months ended September 30, 2011	—	—	—	965	965

Balances as of September 30, 2011	30,794,479	$31	$5,019	$4,414	$9,464

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED — AMOUNTS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$965	$330
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	594	591
Provision for losses on uncollectible accounts receivable	1,190	118
Amortization of financing fees	36	31
Issuance of common stock for services	61	61
Provision for obsolete inventory	134	(2)
Deferred rent	(166)	846
Net loss on disposal of equipment	—	18
Employee stock-based compensation expense	207	203
Deferred tax benefit	(216)	(331)
Changes in operating assets and liabilities:
Accounts receivable	(4,637)	(1,707)
Inventory	(791)	(1,389)
Prepaid expenses	(1)	100
Deposits and other current assets	(47)	(19)
Accounts payable	848	358
Accrued liabilities	906	331
Income taxes payable	142	(364)

Net cash used in operating activities	(775)	(825)

Cash flows from investing activities:
Proceeds received in lease termination	—	108
Purchases of equipment and inventory used for rental	(1,123)	(271)

Net cash used in investing activities	(1,123)	(163)

Cash flows from financing activities:
Net borrowings from line of credit	2,110	972
Issuance of common stock	49	—
Deferred financing fees	(25)	(90)
Payments on capital lease obligations	(77)	(164)

Net cash provided by financing activities	2,057	718

Net increase (decrease) in cash	159	(270)
Cash at beginning of period	602	863

Cash at end of period	$761	593

Supplemental cash flow information:
Interest paid	$175	$83
Income taxes paid	$750	$955

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through capital lease	$77	$334
See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.
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
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
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
On September 22, 2011, the Company and Anthem reached a settlement resolving all issues, claims and disputes between the parties in the amount of $226 (the “Settlement”). The Settlement provided for an initial payment of $60 by the Company, which was paid on October 3, 2011, with the remaining amount payable over a twelve month, interest free period. The Company recorded an accrued liability of $226 as of September 30, 2011.
As of September 30, 2011, the Company believes it has adequate reserves relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
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
At September 30, 2011 and December 31, 2010, the allowance for uncollectible accounts receivable is $1,937 and $1,262, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK
The Company’s financial instruments at September 30, 2011 include cash, accounts receivable, accounts payable, capital lease obligations and the line of credit balance, for which current carrying amounts approximate fair value due to their short-term nature. At September 30, 2011 and December 31, 2010, the Company had no financial assets or liabilities subject to recurring fair value measurement.
RECLASSIFICATIONS
Certain reclassifications to the 2010 cash flow statement and balance sheet have been made to conform to the 2011 presentation, none of which had any effect on cash flows from operating, investing and financing activities or total assets, total liabilities or stockholders’ equity.
INVENTORY
Inventories, which primarily represents finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different clinics by health care providers or other third parties for rental or sale to patients.
The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At September 30, 2011, the Company had a reserve for obsolete and damaged inventory of approximately $661 and a reserve of approximately $549 at December 31, 2010. The Company had $2,614 of open purchase commitments at September 30, 2011.
PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2011 and December 31, 2010, are as follows:

	September 30,	December 31,
	2011	2010	Useful lives

Office furniture and equipment	$1,391	$1,194	3-7 years
Rental inventory	2,599	2,108	5 years
Vehicles	76	60	5 years
Leasehold improvements	404	370	2-6 years
Assembly equipment	39	11	7 years

	4,509	3,743
Less accumulated depreciation	(1,019)	(837)

	$3,490	$2,906

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
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
(3) EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method.
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic:
Net income	$591	$368	$965	$330
Weighted average shares outstanding — basic	30,794,268	30,569,441	30,727,720	30,555,778
Net income per share — basic	$0.02	$0.01	$0.03	$0.01

Diluted:
Net income	$591	$368	$965	$330

Weighted average shares outstanding — basic	30,794,268	30,569,441	30,727,720	30,555,778
Dilutive securities	218,744	97,623	250,213	188,986
Weighted average shares outstanding — diluted	31,013,012	30,667,064	30,977,933	30,744,764
Net income per share — diluted	$0.02	$0.01	$0.03	$0.01
The effects of potential common stock equivalents for the nine months ended September 30, 2011 and 2010 (1,116,000 and 1,229,000 shares, respectively) have not been included in the computation of diluted loss per share as the impact of the potential common shares would be anti-dilutive.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
(4) STOCK-BASED COMPENSATION PLANS
The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.
In the three months ended September 30, 2011 and 2010, the Company recorded compensation expense related to stock options of $61 and $77, respectively. In the nine months ended September 30, 2011 and 2010, the Company recorded compensation expense related to stock options of $207 and $203, respectively. The stock-based compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
In the nine months ended September 30, 2011, the Company granted options to purchase up to 274,000 shares of common stock to employees at exercise prices that ranged from $0.62 to $0.90 per share. In the nine months ended September 30, 2010, the Company granted options to purchase up to 374,500 shares of common stock at exercise prices that ranged from $0.41 to $1.06 per share.
The Company used the Black-Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the nine months ended September 30, 2011 and 2010:

	2011	2010
Weighted average expected term	7 years	6 years
Weighted average volatility	121.3%	111.5%
Weighted average risk-free interest rate	2.33%	2.73%
Dividend yield	0%	0%
The weighted average expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The weighted average expected volatility is based on the historical price volatility of the Company’s common stock. The weighted average risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected term of the stock options. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended September 30, 2011 and 2010 was 35%.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
(4) STOCK-BASED COMPENSATION PLANS (continued)
A summary of stock option activity under the Option Plan for the nine months ended September 30, 2011, is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2011	1,845,250	$0.96

Granted	274,000	$0.74
Exercised	(112,500)	$0.43
Forfeited	(354,000)	$0.85

Outstanding at September 30, 2011	1,652,750	$0.98	7.7 Years	$156

Exercisable at September 30, 2011	752,003	$1.12	6.8 Years	$76

A summary of status of the Company’s non-vested share awards as of and for the nine months ended September 30, 2011, is presented below:

	Nonvested Shares	Weighted Average
	Shares Under Option	Grant Date Fair Value

Non-vested at January 1, 2011	1,195,750	$0.79

Granted	274,000	$0.66
Vested	(296,128)	$0.86
Forfeited	(272,875)	$0.73

Non-vested at September 30, 2011	900,747	$0.86

As of September 30, 2011, the Company had approximately $382 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.4 years.
(5) INCOME TAXES
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company paid income taxes of $750 during the first nine months of 2011, which was included in income taxes payable at December 31, 2010. For the nine months ended September 30, 2011, permanent differences are added back to net income resulting in a higher taxable income for purposes of calculating income tax expense or benefit. On July 13, 2011, the Company received a letter from the Internal Revenue Service (“IRS”) denying the Company’s request for abatement of penalties and interest incurred and previously recorded in 2010. The Company is in the process of appealing the denial and intends to mitigate partial or full payment of these penalties and interest.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
(6) LINE OF CREDIT
In February 2011, the Company entered into an amendment to its revolving credit and security agreement with CapitalSource Bank (the “Credit Agreement”) to add Zynex Monitoring Solutions Inc. and Zynex NeuroDiagnostic Inc. to the Credit Agreement and to amend certain financial covenants. The Company has an asset-based revolving line of credit (“RLOC”) under the Credit Agreement that allows borrowing, repayment and re-borrowing, subject to the lesser of the facility cap of $3,500 or 85% of the borrowing base less certain reserved amounts. The borrowing base is generally the net collectible dollar value of the Company’s eligible accounts receivable, as defined. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month, as defined, plus 4.0%. Interest is payable monthly. As of September 30, 2011, the effective interest rate under the Credit Agreement was 10% (7% interest rate and 3% fees). As of September 30, 2011, $3,380 was outstanding on the Credit Agreement (the remaining amount available for borrowing was $120).
As of September 30, 2011, the Company was in compliance with its financial covenants.
On October 7, 2011, the Company received a commitment letter from a new lender to provide a larger, more favorable loan facility. Although no assurance can be given that the Company will close the new loan facility, the Company is currently negotiating and documenting the terms. On October 10, 2011, the Company provided its existing lender notice to terminate the Credit Agreement. The Company will continue to operate under its existing Credit Agreement until the new agreement is finalized, which is expected to occur during the fourth quarter of 2011.
(7) CONCENTRATIONS
The Company had a receivable from one private health insurance carrier at September 30, 2011 that made up approximately 30% of the net accounts receivable balance. The same private health insurance carrier made up approximately 27% of net accounts receivable at December 31, 2010.
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
On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. On March 30, 2011, the United States District Court of Colorado entered an Order denying the Company’s motion to dismiss. On November 8, 2011, the parties entered into an agreement to settle the lawsuit for a payment of $2.5 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The settlement is expected to be fully funded by insurance and is subject to final approval of the court. The Company cannot predict with certainty the outcome of the litigation, and if the settlement is not finally approved by the Court, the Company believes that it has meritorious defenses to the claims in the compliant.

ZYNEX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
(8) LITIGATION (continued)
On July 28, 2011, a stockholder derivative suit was filed purportedly on behalf of the Company in the United States District Court for the District of Colorado against the Company’s President and Chief Executive Officer, its former Chief Financial Officer and certain of its directors (Stephen Hatch, derivatively, on behalf of Zynex Inc. v. Thomas Sandgaard et. al., 11-CV-01964). The lawsuit alleges breach of fiduciary duty by the Company’s officers and directors in connection with the restatement of the Company’s unaudited interim financial statements for the first three quarters of 2008. The plaintiff is seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On October 11, 2011, the Company and the individual defendants filed a motion to dismiss, which is currently pending before the Court. On October 18, 2011, certain individual defendants filed a motion requesting the plaintiff to post a security bond pursuant to Nevada law.
The Company has notified its directors and officers liability insurer of this claim. At this time, the Company is not able to determine the likely outcome of the legal matter, nor can it estimate its potential financial exposure. Litigation is subject to inherent uncertainties, and if an unfavorable resolution of this matter occurs, the Company’s business, results of operations, and financial condition could be adversely affected.
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
The Company currently has three wholly-owned subsidiaries; Zynex Medical, Inc., Zynex NeuroDiagnistics Inc. and Zynex Monitoring Solutions Inc. As of September 30, 2011, Zynex NeuroDiagnostics Inc., formed in April 2010 to develop and market neurological diagnosis products for hospitals and clinics, and Zynex Monitoring Solutions Inc., formed in April 2010 to develop and market cardiovascular monitoring for hospitals and clinics, did not have any significant revenues.
RESULTS OF OPERATIONS (Amounts in thousands):
Revenue
Our products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare insurance providers on behalf of patients. Our products may also be purchased by dealers. If a patient is covered by health insurance, the third party payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges. We also sell consumable supplies, consisting primarily of surface electrodes and batteries that are used in conjunction with our electrotherapy products.
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

Total Net Revenue (Rental and Sale).

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Total net revenue by type (in thousands):	2011	2010	2011	2010

Net Rental Revenue	$2,482	$2,032	$7,377	$6,639

Sales of electrotherapy and other privately-labeled distributed products	3,501	2,319	7,871	4,089
Sales of recurring consumable supplies	3,444	2,306	9,207	6,546

Total Net Sales Revenue	6,945	4,625	17,078	10,635

Total Net Revenue	$9,427	$6,657	$24,455	$17,274

Total net revenue increased $2,770 or 42% to $9,427 for the three months ended September 30, 2011, from $6,657 for the three months ended September 30, 2010. Total net revenue increased $7,181 or 42% to $24,455 for the nine months ended September 30, 2011, from $17,274 for the nine months ended September 30, 2010.
The increase in total net revenue for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, was due primarily to a 41% and 37% increase in prescriptions (orders) for our electrotherapy products, for the respective three and nine month periods in 2011 as compared to the same periods in 2010, and a 49% and 41% increase in sales of our recurring consumable supplies (surface electrodes and batteries) for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increased orders are directly related to our continued addition of industry-experienced sales representatives, which benefit us by serving markets that we had not yet penetrated and providing greater awareness of our products to end users and physicians. As of September 30, 2011, we had 243 field sales employees versus 113 as of September 30, 2010. The increased sales of consumable supplies are directly related to the increased number of active products currently in the market.
We believe the incremental addition of industry-experienced sales representatives allowed us to increase our market presence and increase orders during the first nine months of 2011. Orders for our products lead to (1) rental income, which we anticipate receiving on a recurring basis over the time patients use our products, (2) direct sales of our products, and (3) corresponding recurring sales of electrodes and other supplies for our products, all of which are subject to our ability to collect payment due to contractual adjustments by insurers. Our products are subject to reimbursement policies of third-party payors, which we may not be able to determine with any certainty. These third-party payor policies typically dictate whether our products will be purchased or rented. Therefore, our revenue mix of net rental and net sales revenue may fluctuate from time to time and may not be an indicator of the overall demand for our products. We are unable to determine if the reimbursement policy trend towards purchasing or renting our products will continue or change in the future, as it is based on many market and third party payor factors. However, we believe that based on the current demand for our products and the recent FDA 510(k) clearance we received for our next generation electrotherapy device (NexWave), a change in reimbursement policy will not have a significant impact on our total revenue, as we believe it will only shift our revenue mix. Shifts in our revenue mix may also have a material impact on our overall gross margin, as product sales result in a lower gross profit because their cost of sales is higher than that from rentals (cost of sales associated with rentals is primarily depreciation).
Net Rental Revenue
Net Rental Revenue increased $450 or 22% to $2,482 for the three months ended September 30, 2011, from $2,032 for the three months ended September 30, 2010. Net Rental Revenue increased $738 or 11% to $7,377 for the nine months ended September 30, 2011, from $6,639 for the nine months ended September 30, 2010.
Net Rental Revenue for the three and nine months ended September 30, 2011 represented 26% and 30%, respectively, of total net revenue compared to 31% and 38%, respectively, for the three and nine months ended September 30, 2010. The increase in net rental revenue for the three and nine months ended September 30, 2011 is primarily due to the overall increase in orders in 2011, subject to the varying reimbursement policies of third-party payors for our products.

Net Sales Revenue
Net Sales Revenue increased $2,320 or 50% to $6,945 for the three months ended September 30, 2011, from $4,625 for the three months ended September 30, 2010. Net Sales Revenue increased $6,443 or 61% to $17,078 for the nine months ended September 30, 2011, from $10,635 for the nine months ended September 30, 2010.
Net Sales Revenue for the three and nine months ended September 30, 2011 represented 74% and 70%, respectively, of total net revenue compared to 69% and 62%, respectively, for the three and nine months ended September 30, 2010. Net Sales Revenue is comprised of two primary components: sales of electrotherapy devices and private labeled distributed products, representing 37% and 32%, respectively, of total net revenue for the three and nine months ended September 30, 2011, and sales of recurring device consumables (batteries and electrodes), representing 37% and 38%, respectively, of total net revenue for the three and nine months ended September 30, 2011. This compares to the sale of electrotherapy devices and private labeled distributed products representing 35% and 24%, respectively, of total net revenue for the three and nine months ended September 30, 2010 and sale of device consumables representing 34% and 38%, respectively, of total net revenue for the three and nine months ended September 30, 2010. The increase in Net Sales Revenue for the three and nine months ended September 30, 2011 was primarily due to the respective 41% and 37% increase in orders over the same periods in 2010, the current change in third-party payor reimbursement trend, in favor of purchasing products rather than renting them, and the increased number of units in the market (previously sold or actively being rented). These additional units in the market resulted in a 49% and 41%, respective increase of sales of our recurring consumable supplies over the comparable three and nine month periods for 2010.
Gross Profit
Total gross profit for the three and nine months ended September 30, 2011 was $7,492 (or 79% of total net revenue) and $19,349 (or 79% of total net revenue), respectively, compared to $5,231 (or 79% of total net revenue) and $13,630 (or 79% of total net revenue), respectively, in the three and nine months ended September 30, 2010.
Total gross profit percentage for the three and nine months ended September 30, 2011 remained consistent with the total gross profit percentage for the three and nine months ended September 30, 2010. Our total gross profit percentage was impacted by two primary items for the three and nine months ended September 30, 2011, the increase in total net revenue and revenue mix. During each of the three and nine month periods ended September 30, 2011 we experienced a 42% increase in total net revenue over the comparable periods in 2010. The total net revenue increase for the periods positively impacted our gross profit percentage, as we had incremental net revenue that exceeded fixed costs in manufacturing. The positive effect on gross profit percentage from our increase in total net revenue was offset by the change in revenue mix from more products being sold than rented. Product sales incur higher costs than those from rentals, as the major cost associated with rentals is depreciation. Net product rentals for the three and nine months ended September 30, 2011 represented 26% and 30%, respectively, of total net revenue as compared to 31% and 38% for the respective periods in 2010.
Selling, General and Administrative (“SG&A”)
Total selling, general and administrative expenses increased $1,783 or 39% to $6,389 for the three months ended September 30, 2011 from $4,606 for the three months ended September 30, 2010. Total selling, general and administrative expenses increased $4,644 or 36% to $17,486 for the nine months ended September 30, 2011 from $12,842 for the nine months ended September 30, 2010.

A summary of selling, general and administrative expenses by department for the three and nine months ended September 30, 2011 and 2010 is provided below:

	Three months ended				Nine months ended
	September 30,	% of Net	September 30,	% of Net	September 30,	% of Net	September 30,	% of Net
SG&A expense by department	2011	Revenue	2010	Revenue	2011	Revenue	2010	Revenue

Sales & Marketing	$2,812	30%	$1,590	24%	$6,778	28%	$4,542	26%

Reimbursement & Billing	2,078	22%	1,815	27%	6,520	27%	4,925	29%

General & Administrative	1,068	11%	778	12%	2,971	12%	2,168	13%

Engineering & Operations (including Research and Development)	431	5%	423	6%	1,217	5%	1,207	7%

Total SG&A expenses	$6,389		$4,606		$17,486		$12,842

Our sales and marketing expenses increased by $1,222 and $2,236, for the three and nine months ended September 30, 2011 over the same periods in 2010, respectively, due to incremental commissions incurred in the current periods (total orders increased 41% and 37%, respectively, for the three and nine month periods in 2011 over the same periods in 2010) and the addition of field sales employees. We incurred additional expenses in our reimbursement and billing department of $263 and $1,595, respectively, for the three and nine month periods ended September 30, 2011 over the same periods in 2010, primarily because of additional personnel added to support the increase in total net revenue for 2011 and to further increase our cash collections from third party payors. Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from third-party payors. Therefore, we continue to evaluate and invest in this department, as it is our primary function for cash collections. Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with third-party payors could result in an increase to our aggregate accounts receivable collection percentage. We also incurred additional expense in our reimbursement and billing department for severance related to the retirement of the Company’s Vice President of Reimbursement and Billing in February 2011, reflected in the nine months ended September 30, 2011 expenses (for additional information refer to Note 13 of the financial statements in our 2010 Annual Report on Form 10-K). Our general and administrative expenses increased by $290 and $803, respectively, for the three and nine months ended September 30, 2011 over the same periods in 2010, which was primarily the result of administrative infrastructure, including the addition of regulatory personnel, required to support the increase in 2011 total net revenue. Engineering and operations increased by $8 for the three months ended September 30, 2011 over the same period in 2010 and increased by $10 for the nine months ended September 30, 2011 over the same period in 2010.
Other Income (Expense)
Other income (expense) is comprised of interest income, interest expense and other expense.
Interest income for the three and nine months ended September 30, 2011 was less than $1 and $1, respectively, compared to $1 and $5 for the same periods in 2010.
Interest expense for the three and nine months ended September 30, 2011 was $87 and $225, respectively, compared to $45 and $177 for the same periods in 2010. We increased the use of our revolving line of credit during the first nine months of 2011 based on working capital needs, which resulted in a revolving line of credit balance of $3,380 as of September 30, 2011, versus a balance of $972 as of September 30, 2010. During the first quarter of 2010, we incurred an early termination fee of $70 related to our prior line of credit, which resulted in higher interest expense for the period.
Other income (expense) for the three and nine months ended September 30, 2011 was zero and $2, respectively, as compared to zero and ($16) for the same periods in 2010. The other expense of ($16) reported in the nine months ended September 30, 2010 was primarily the result of a loss on a net lease termination.

Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2011 was $425 and $676, respectively, compared to $214 and $270 for the same periods in 2010. The increase in income tax expense for the 2011 periods is primarily due to the $1,016 and $1,641 income before tax recorded for the three and nine months ended September 30, 2011 versus $582 and $600 for the same periods in 2010. We also have permanent differences (expenses which are not deductible for income tax reporting) which create taxable income greater than the income before taxes in our statement of operations. The taxes on this taxable income cause the income tax expense to be at a higher effective tax rate than the statutory tax rate. On July 13, 2011, we received a letter from the Internal Revenue Service (“IRS”) denying our request to abate penalties and interest incurred and previously recorded in 2010. We are in the process of appealing the denial and intend to mitigate payment of these penalties and interest, although no assurances can be given.
LIQUIDITY AND CAPITAL RESOURCES:
Line of Credit
In February 2011, we entered into an amendment to our revolving credit and security agreement with CapitalSource Bank (“Credit Agreement”). We have an asset-based revolving line of credit (“RLOC”) under the Credit Agreement that allows us to borrow, repay and re-borrow, subject to the lesser of the facility cap of $3,500 or 85% of the borrowing base less certain reserved amounts. The borrowing base is generally the net collectible dollar value of the Company’s eligible accounts receivable, as defined. The Credit Agreement bears interest at a floating rate based on the one-month London interbank offered rate (LIBOR), divided by the sum of one minus a measure of the aggregate maximum reserve requirement for “Eurocurrency Liabilities” for the previous month, as defined, plus 4.0%. Interest is payable monthly. As of September 30, 2011, the effective interest rate under the Credit Agreement was 10% (7% interest rate and 3% fees). As of September 30, 2011, $3,380 was outstanding under the Credit Agreement.
As of September 30, 2011, we were in compliance with our financial covenants.
On October 7, 2011, we received a commitment letter from a new lender to provide a larger, more favorable loan facility. Although no assurance can be given that we will close the new loan facility we are currently negotiating and documenting the terms. On October 10, 2011, we provided our existing lender notice to terminate our Credit Agreement. We will continue to operate under our existing Credit Agreement until the new loan agreement is finalized, which is expected to occur during the fourth quarter of 2011
Limited Liquidity
Cash at September 30, 2011 was $761, compared to cash at December 31, 2010 of $602.
Cash used in operating activities was $775 for the nine months ended September 30, 2011 compared to $825 of cash used in operating activities for the nine months ended September 30, 2010. The primary uses of cash from operations for the nine months ended September 30, 2011 was the result of decreases in collections on accounts receivable and increases in inventory required to support our growing revenue, offset by net income and non-cash items. The primary uses of cash from operations for the nine months ended September 30, 2010, was the result of decreases in collections on accounts receivable and increases to inventory, offset by net income and non-cash items.
Cash used in investing activities for the nine months ended September 30, 2011 was $1,123 compared to cash used in investing activities of $163 for the nine months ended September 30, 2010. Cash used in investing activities for the nine months ended September 30, 2011 primarily represents the purchase and in-house production of rental products as well as purchases of capital equipment. Cash used in investing activities for the nine months ended September 30, 2010 primarily represents the purchase and in-house production of rental products and purchases of capital equipment, offset by proceeds received in a lease termination.
Cash provided by financing activities was $2,057 for the nine months ended September 30, 2011 compared with cash provided by financing activities of $718 for the nine months ended September 30, 2010. The primary financing sources of cash for the nine months ended September 30, 2011 were net borrowings under the Credit Agreement and cash received from the exercise of stock options, partially offset by payments on capital lease obligations and deferred financing fees. The primary financing sources of cash for the nine months ended September 30, 2010 were net borrowings under the Credit Agreement, partially offset by payments on capital lease obligations and deferred financing fees.

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
Our long-term business plan contemplates organic growth in revenues. Therefore, in order to support a growth in revenue, we require, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, and the increase in office lease payments (for our new, larger building) to support the higher level of operations.
We believe that our cash flows from operating activities, borrowing availability under our current RLOC and proposed new credit facility currently being negotiated with a new lender, will fund our cash requirements through September 30, 2012.
The availability of the RLOC depends upon our ongoing compliance with covenants, representations and warranties in the agreement for the RLOC and borrowing base limitations. Although the maximum amount of the line of credit is $3,500, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations and may be less than the maximum amount. As of September 30, 2011, $3,380 was outstanding on the Credit Agreement (the remaining amount available for borrowing was $120). As of November 4, 2011, the amount outstanding on the Credit Agreement was $2,933. As noted above, on October 7, 2011, we provided notice to terminate our Credit Agreement and intend to enter into a larger, more favorable credit agreement with a different bank.
There is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for increases in our inventory of products, as needed, for growth. We may need to seek external financing through the sale of debt or equity securities, and we are not certain whether any such financing would be available to us on acceptable terms or at all. Any additional debt would currently require the approval of CapitalSource Bank.
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
On September 22, 2011, we reached a settlement with Anthem resolving all issues, claims and disputes between us in the amount of $226 (the “Settlement”). The Settlement provided for an initial payment of $60, which was paid on October 3, 2011, with the remaining amount payable over a twelve month, interest free period. We recorded an accrued liability of $226 as of September 30, 2011.

As of September 30, 2011, we believe we have an adequate allowance for provider discounts relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.
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
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. On March 30, 2011, the United States District Court of Colorado entered an Order denying the Company’s motion to dismiss. On November 8, 2011, the parties entered into an agreement to settle the lawsuit for a payment of $2.5 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The settlement is expected to be fully funded by insurance and is subject to final approval of the court. The Company cannot predict with certainty the outcome of the litigation, and if the settlement is not finally approved by the Court, the Company believes that it has meritorious defenses to the claims in the compliant.
On July 28, 2011, a stockholder derivative suit was filed purportedly on behalf of the Company in the United States District Court for the District of Colorado against the Company’s President and Chief Executive Officer, its former Chief Financial Officer and certain of its directors (Stephen Hatch, derivatively, on behalf of Zynex Inc. v. Thomas Sandgaard et. al., 11-CV-01964). The lawsuit alleges breach of fiduciary duty by the Company’s officers and directors in connection with the restatement of the Company’s unaudited interim financial statements for the first three quarters of 2008. The plaintiff is seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On October 11, 2011, the Company and the individual defendants filed a motion to dismiss, which is currently pending before the Court. On October 18, 2011, certain individual defendants filed a motion requesting the plaintiff to post a security bond pursuant to Nevada law.
The Company has notified its directors and officers liability insurer of this claim. At this time, the Company is not able to determine the likely outcome of the legal matter, nor can it estimate its potential financial exposure. Litigation is subject to inherent uncertainties, and if an unfavorable resolution of this matter occurs, the Company’s business, results of operations, and financial condition could be adversely affected.
The Company is not a party to any other material pending or threatened legal proceedings.

ITEM 6.	EXHIBITS
(4) Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 7, 2008).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008).

4.1		Form of Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006).

10.1		Employment Agreement between the Company and Thomas Sandgaard dated August 11 2011.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, (iii) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2011 and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.
Dated: November 10, 2011	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: November 10, 2011	/s/ Anthony A. Scalese
Anthony A. Scalese
Chief Financial Officer