Form 10-K
period 2011-12-31
ZYNEX INC
filed 2012-03-28
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 33-26787-D

ZYNEX, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9990 Park Meadows Dr., Lone Tree, CO	80124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 703-4906

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the 11,598,061 common shares held by non-affiliates of the registrant was $10,090,313 computed by reference to the closing price of such stock as listed on the OTC Bulletin Board on June 30, 2011. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common shares.

As of March 26, 2012, 31,083,109 shares of common stock are issued and outstanding.

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

Such risks and other factors also include those listed in Item 1A. “Risk Factors,” and elsewhere in this report and our other filings with the Securities and Exchange Commission. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

When used in this annual report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc. and Zynex Europe ApS.

FORM 10-K ANNUAL REPORT—FISCAL YEAR 2011

ZYNEX, INC.

PART I

ITEM 1.	BUSINESS

History

Zynex Inc., a Nevada corporation, is the parent company of and conducts business within four wholly-owned subsidiaries; Zynex Medical, Inc.(“ZMI”), a Colorado corporation, Zynex Neurodiagnostics, Inc.(“ZND”), a Colorado corporation, Zynex Monitoring Solutions, Inc. (“ZMS”), a Colorado Corporation and Zynex Europe ApS. (“ZEU”), a Denmark corporation, jointly referred to as “Zynex” or the “Company”. Our headquarters are located at 9990 Park Meadows Drive, Lone Tree, Colorado, 80124.

Zynex Medical (ZMI):

ZMI designs, manufactures and markets U.S. Food and Drug Administration (“FDA”) cleared medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZMI devices are intended for pain management to reduce reliance on drugs and medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IF”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All ZMI products are intended to be patient friendly and designed for home use. The ZMI devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. The products are cost effective when compared to traditional physical therapy, and often result in better mobility, less pain and increased potential for a patient to return to work and live a fuller life significantly earlier than with traditional therapies alone. All of our products marketed in the U.S. are subject to FDA regulation and approval. Our products require a physician’s prescription, authorization or order before they can be dispensed in the U.S. We consider the physician’s prescription as an “order”, and it is on this basis that we provide the product to the patient and either bill the patient directly or the patient’s private or government insurer (Medicare or Medicaid) for payment.

Our ZMI produced electrotherapy products include: the IF8000, IF8100, TruWave, E-Wave, TruWave Plus and the NexWave, and are marketed to physicians and therapists primarily by our field sales representatives. ZMI products require consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed. To date, ZMI accounts for all of our revenue.

Zynex NeuroDiagnostics (ZND):

ZND was formed to market, through product development and acquisitions, electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing ZMI diagnostic EMG technology. We transferred our NeuroMove product, previously being marketed and sold through our ZMI subsidiary, to ZND because of its existing technology. The NeuroMove contains previously developed electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”) (including treatment for neuroplasticity). During 2011, we focused our efforts on product development (including existing product improvements) and sales and marketing activities within ZND. ZND did not produce any revenue for the year ended 2011.

On March 9, 2012, ZND entered into an asset purchase agreement with NeuroDyne Medical Corp (“NeuroDyne”) to acquire substantially all of its assets. NeuroDyne, located in Cambridge, Massachusetts, is an 18 year old manufacturer of advanced medical devices for non-invasive measurement of sEMG and autonomic nervous systems. The devices can be used for evaluation and treatment of neurological and neuromuscular disorders as well as education and research. NeuroDyne’s products include medical instruments, sensors, disposable electrodes and software that offer surface electromyography (“sEMG”), electrocardiography (“EKG”), electroencephalography (“EEG”), respiration, skin temperature, electro-dermal response (“EDR”), electro-dermal level (“EDL”), peripheral blood flow, inter-beat interval (“IBI”), heart rate, and heart rate variability. The products are sold world wide and are used by healthcare providers, educators and researchers. ZND intends to utilize its distribution network for the already developed products within NeuroDyne, subject to FDA regulation, and NeuroDyne sales channels to more rapidly penetrate the neurodiagnostics market.

Zynex Monitoring Solutions (ZMS):

ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring. During 2011, we were in development with our blood volume monitor medical device and did not have any revenue. The blood volume monitor is a non-invasive medical device for monitoring central blood volume that would be used in operating and recovery rooms to detect blood loss during surgery and internal bleeding during recovery. This device commenced its first clinical trial in 2011. ZMS is in process of collecting data to further validate the algorithm used to determine changes in central blood volume and planning for future, additional clinical studies. A utility patent has been filed for this unique application (pending), which we believe could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery.

Zynex Europe (ZEU):

ZEU was recently formed (2012) to further progress Zynex’s international expansion. ZEU will be initially focused on sales and marketing of varying Zynex products within the European marketplace, upon receipt of necessary regulatory approvals.

Products

We currently market and sell Zynex-manufactured products and distribute private labeled products, indicated below:

Zynex Medical (ZMI):

Product Name	Description

Our Products

IF 8000	Combination IF and NMES device.

IF 8100	An easier to use, fixed program version of the IF8000.

E-Wave	Dual Channel NMES Device

TruWave	Dual Channel TENS Device

TruWave Plus	Dual Channel combination TENS, NMES and IF Device

NexWave	Dual Channel TENS Device

Private Labeled Products

ValuTENS	Dual Channel TENS Device

NuTrac Pelvator	Pelvic Floor Stimulator

I-Wave	Iontophoresis dose delivery Device

LSO	Lumbar Support Device

Knapp	Knee Brace

I-Trode	Iontophoresis electrode

ActivaPatch	Wireless iontophoresis electrode

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Zynex NeuroDiagnostics (ZND):

Product Name	Description

Our Products

NM 900	NeuroMove. Electromyography (EMG) triggered Electrical Stimulation Device

MEDAC Sys/3 System	Acquired NeuroDyne product – Photoelectric plethysmograph (PPG) – physiological monitoring Device

NeuroSys/3 System	Acquired NeuroDyne product – Electromyography monitoring hardware with multiple channel configuration

NeuroDyne Device Software	Acquired NeuroDyne product –monitoring software

Private Labeled Products

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Medical Sensors	Acquired NeuroDyne product – Supplies for use in NeuroDyne products

Zynex Monitoring Solutions (ZMS):

Product Name	Description

Our Products

Non-Invasive Blood Volume Monitor	Blood Volume Monitor (in development-not released)

Product Uses

Pain Management and Control

Standard electrotherapy is a clinically-proven and medically-accepted alternative modality to manage acute and chronic pain. Electrical stimulation has been shown to reduce most types of local pain, such as tennis elbow, neck or lower back pain, arthritis, and others. The devices used to accomplish this are commonly described as the TENS family of devices. Electrotherapy is not known to have any negative side effects, a significant advantage over most pain relief medications. The benefits of electrotherapy can include: pain relief, increased blood flow, reduced edema, prevention of venous thrombosis, increased range-of-motion, prevention of muscle disuse atrophy, and reduced urinary incontinence.

Electrotherapy introduces an electrical current applied through surface electrodes. The electrical current “distorts” a pain signal on its way to the central nervous system and the brain, thus reducing the pain. Additionally, by applying higher levels of electricity muscles contract and such contraction may assist in the effects mentioned above.

Numerous clinical studies have been published over several decades showing the effectiveness of TENS for pain relief. Zynex has developed four products in the TENS category that have been cleared by the FDA: the TruWave and NexWave, digital TENS devices, and the IF8000 and upgraded IF8100 stimulators which provide deeper stimulation. The TruWave, and the NexWave, are “traditional” TENS type units that deliver pain-alleviating electrotherapy, whereas the IF8000 is a more sophisticated unit with deeper pain alleviating and neuromuscular training settings. The TruWave Plus and NexWave are capable of delivering the traditional TENS as one of its modalities.

Muscle related problems

Neuromuscular electrical stimulation (“NMES”) increases the electrical intensity to cause muscle contraction and is otherwise applied in the same manner as with TENS units. We have developed the E-Wave, a specific digital device, for this application. Additionally, the IF8000 and IF8100 can be programmed for NMES applications. The FDA has cleared the IF8000, IF8100 and the E-Wave for this purpose.

A built-in timer in our E-Wave and IF8000 products assures that the muscles do not fatigue too easily. Many pain relief and NMES devices for use in a patient’s home can replace therapeutic treatments usually performed with regular physical therapy. Common applications can prevent disuse atrophy, increase strength, increase range-of-motion, and increase local blood circulation. NMES is commonly considered complementary treatment to physical therapy to improve overall patient outcomes.

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

Studies show, by conscientiously using the NeuroMove for three to twelve months, the majority of NeuroMove patients can re-establish the connection between the brain and impaired muscle and thus regain movement and functionality. When movement and functionality are restored, the patient may experience increased mobility, increased productivity, an improved outlook, and a reduced risk of accidents, and may be able to engage in activities they were precluded from before using the NeuroMove.

NeuroDyne Acquired Devices

NeuroDyne products utilize photoelectric plethysmograph (“PPG”) for monitoring IBI, heart rate, blood volume pulse wave and relative change in peripheral blood flow, incorporated with software that provides physiological stress profiles and data capture protocols for evaluation of general stress management, relaxation training, anxiety management, fear/phobia reduction, tension headache, migraine headache, and essential hypertension.

NeuroDyne products are based on optical and electro-diagnosis research. The products combine physiological, electrical and optical measurements to provide a single system for biofeedback therapy, education, and research.

NeuroDyne MEDACSys/3 device provides an all-in-one physiological device that can provide sEMG (surface Electromyography), EEG (Electroencephalography), PPG (Photoelectric Plethysmography including heart rate and blood volume pulse wave), EDA (Electro-dermal Activity) and respiratory measurements. Combining the system with the NeuroDyne software is intended to enable therapists, clinicians, and researchers to better evaluate the patient’s condition and treatment requirements.

NeuroDyne NeuroSys/3 device is used by clinicians and therapists for sEMG muscle monitoring and rehabilitation.

Our Markets

Zynex Medical (ZMI):

We primarily compete in the standard electrotherapy market, with products based on TENS devices, IF devices and consumable supplies. We estimate the annual domestic market for standard electrotherapy products at approximately $600 million, and growing at an estimated 6% per year through 2016. It is anticipated that the TENS devices will experience higher downstream demand from physical therapists and other independent physicians and benefit from an aging population, who are more exposed to chronic conditions that require minimally invasive treatment. In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. The two primary competitors in our market are RS Medical and EMPI, Inc. (a DJO Global, Inc. company). In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies. Some of these competitors may have greater financial or technical resources than we do.

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

Key characteristics of our markets are:

•

Collection cycles of initial payment from insurance carriers can range from 30 days to many months and considerably longer for many attorney, personal injury and worker’s compensation cases. Such delayed payment impacts our cash flow and can slow its growth. Collections are also impacted by whether effective contacts are made by our billing and collections department with the insurance carriers.

•	Prior to payment, the third party payors often make significant payment “adjustments or discounts”. This can also lead to billing disputes with third party payors.

•	Some insurance companies do not, as a matter of policy, cover some of our products, which can result in the denial of payment or a demand for refund.

Zynex NeuroDiagnostics (ZND):

ZND is focused on developing products within the neurodiagnostics marketplace. This would include the active, current NeuroMove device, devices acquired from NeuroDyne and any potential new products developed. The neurodiagnostics market can be segmented into devices for detection of EEG, EMG, and neurological activity, all which include disposable or reusable sensors. We believe our products will compete in one or more of these markets against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have identified CardioDynamics (Sonosite), Cheetah Medical and Edwards Lifesciences as our primary competitors.

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. It is estimated that non-invasive and minimally invasive monitoring devices, like the ones we are developing, will account for half of the cardiac output market. We believe our products, once released into the marketplace, will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have identified Cadwell Laboratories, Natus Medical, CareFusion and Bioness as our primary competitors.

Sales and Growth Strategies

To date, ZMI accounts for all of our revenue. In an effort to increase revenue, we continue to expand our geographic sales channels through the addition of experienced domestic sales representatives and international distributors. As of December 31, 2011, we had approximately 200 active field sales representatives in thirty-eight states. An insignificant amount of our revenue is derived from international sales; however we continue to take steps to penetrate the global medical device marketplace. To date, we have twenty-two international distributors in Canada, Australia, Asia and the Middle East. We have also obtained European Union CE Marking for the TruWave, IF 8000, IF 8100, NexWave and NM 900 (refer to “Products” for a full description) to enhance our entry into other developed countries. In February 2012, we established a European, wholly-owned subsidiary (ZEU), to initially focus on sales and marketing within the European marketplace.

In March 2012, ZND acquired substantially all of the assets of NeuroDyne. We plan on marketing the already existing NeuroDyne products within our current distribution channels, subject to FDA requirements and restrictions, and leveraging NeuroDyne’s distribution channels for Zynex products. We also plan to expand our markets by developing new neurodiagnostic and cardiac monitoring products and continue evaluating acquisitions in those market spaces. We believe the expansion of our served markets, from standard electrotherapy (ZMI), to neurological monitoring (ZND) and cardiac monitoring (ZMS), will provide opportunity for future growth.

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

•	Utilize expanded in-house manufacturing capabilities for certain TENS and IF units.

•	Develop and retain proprietary software for all products in house.

•	Test all units 100% in a real-life, in-house environment to help ensure the highest possible quality, patient safety, and reduce the cost of warranty repairs.

We utilize contract manufacturers (located in the United States) for the some of our products, and manufacture in- house for certain TENS and IF units. We do not have contracts with our contract manufacturers for our products, but utilize purchase orders with agreed upon terms for our ongoing needs. Generally, we have been able to obtain adequate supplies of our required raw materials and components. We also believe there are numerous suppliers that can manufacture our products and provide our required raw materials. We are always evaluating our suppliers for price, quality, delivery time and service. However, the reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Our significant suppliers as of March 2012 are:

Axelgaard Manufacturing Co., LTD, Fallbrook, CA

Western Electronics, Meridian, ID

Covidien, Mansfield, MA

Spectramed, Mount Vernon, OH

See Note 10 to the Consolidated Financial Statements regarding our primary supplier of electrotherapy products.

Distribution and Revenue Streams:

To date, all of our revenue is generated through our ZMI subsidiary.

We sell most of our medical devices through independent sales representatives in the United States, but continue to hire direct sales employees and utilize a hybrid direct/independent contractor field sales model. Our field sales representatives are engaged to sell in predefined geographic markets, that are compensated based on the number of valid orders obtained. Often times, we place our inventory with certain field sales representatives to more quickly fill orders. Currently, the United States has been the market that we have focused on; however, we have established twenty-two international distributors in Canada, Australia, Asia and the Middle East. Typically, we sell and ship product directly to our international distributors, who work directly with the ultimate patient or end-user.

Our products may be purchased or rented on a monthly basis. Renters and purchasers are primarily patients, health care providers and dealers. If the patient is covered by health insurance, the third party payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If a rental continues until an amount equal to the purchase price is paid, we may transfer ownership of the product to the patient and cease rental charges. When a rental unit is returned, it may be refurbished, tested and made available for additional rentals.

A significant portion of our revenue is derived from patients with private health insurance carriers with insurance plans, typically known as HMO or PPO, on behalf of their insureds. The balance of the revenue is received from Medicare and Medicaid, worker’s compensation agencies, attorneys representing injured patients, hospitals, and private-pay individuals. Patients associated with one private health insurance carrier accounted for approximately 30% of our net accounts receivable balance at December 31, 2011. Patients associated with a second private health insurance carrier accounted for approximately 7% of our net accounts receivable balance at December 31, 2011.

A large part of our revenue is recurring. Recurring revenue results from renting our products, typically for two or more months, and the sale of surface electrodes and batteries sent to existing patients on both rental and purchased units. Electrodes and batteries are consumable items that are considered an integral part of our products.

Private Labeled Distributed Products

In addition to our own products, we distribute, through our sales force, a number of private labeled products from other domestic manufacturers in order to complement our products. These products include electrical stimulation devices and patient consumables, such as electrodes and batteries. Customarily, there are no formal contracts between vendors in the durable medical equipment industry. Replacement products and components are easily found, either from our own products or other manufacturers, and purchases are made by purchase order.

Intellectual Property

Although we do not own any patents, we believe that our products contain certain proprietary software. We currently have applied for patents for products related to cardiac monitoring. In the future, we may seek patents for advances to our existing products and for new products as they are developed. During 2011, we incurred approximately $638,000 of direct research and development expenses, primarily from our ZMS subsidiary. During 2010, we incurred approximately $70,000 of research and development expenses. We plan on continuing to expend resources on research and development within our ZND and ZMS subsidiaries.

We hold registered trademarks for NeuroMove in the U.S. and the European Union. Zynex and Zynex Medical are trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

Regulatory Approval And Process

All our ZMI products are classified as Class II (Medium Risk) devices by the FDA, and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is governed by the FDA, and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, the company introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976. When the FDA determines that the device is substantially equivalent, the agency issues a “clearance” letter that authorizes marketing of the product. We are also regulated by the FDA’s cGMP and QSR (Quality Systems Regulation). We believe that our products have obtained or are good candidates for the requisite FDA clearance or are exempt from the FDA clearance process. In September 2011, Zynex received FDA 510(k) clearance to market the NexWave, our next generation TENS device.

In September 2009, we obtained accreditation as a Medicare DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics, and Supplies) supplier, which is required to maintain our status as a supplier to Medicare and several private health insurance companies. The accreditation was performed by the Compliance Team; one of ten organizations certified to audit and accredit durable medical equipment providers in the U.S. Re-accreditation surveys are performed annually by The Compliance Team. Zynex was successfully re-accredited in June 2011.

Zynex has received European Union (“EU”) CE Marking approval for several of its products. CE Marking is certification that a product meets the standards established by the 25 nations of the EU and qualifies for sale in the EU and 4-nation European Free Trade Association.

The Far East, Middle East, Eastern Europe, and Latin American markets have different regulatory requirements. We comply with applicable regulatory requirements within the markets in which we currently sell. If and when we decide to enter additional geographic areas, we intend to comply with applicable regulatory requirements within those markets.

Zynex has received its ISO13485: 2003 certification for its compliance with international standards in quality assurance for design, development, manufacturing and distribution of medical devices. This certification is not only important as an assurance that we have the appropriate quality systems in place but is also crucial to our international expansion efforts as many countries require this certification as part of their regulatory approval. To date, we have twenty-two international distributors in Canada, Australia, Asia and the Middle East. We have also added an international sales manager to focus on Asia and the Middle East.

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

Employees

As of December 31, 2011, we employed 233 full time employees. We also engage a number of independent commission-only sales contractors.

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

We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. For example, as previously disclosed, on April 26, 2010, we received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. We also review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid and should be accrued as a liability. Although we cannot predict whether or when a request for repayment or our subsequent request for reimbursement will be resolved, it is not unusual for such matters to be unresolved for a long period of time. On September 22, 2011, we reached a settlement with Anthem resolving all issues, claims and disputes between us in the amount of $226,000 (the “Settlement”). The Settlement provided for an initial payment of $60,000, which was paid on October 3, 2011, with the remaining amount payable over a twelve month, interest free period. We recorded an accrued liability of $111,000 as of December 31, 2011. No assurances can be given with respect to our estimates for our allowance for provider discounts for reimbursements and offsets or the ultimate outcome of the refund requests.

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

We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing. Any additional equity financing may involve substantial dilution to our then existing stockholders. Any debt financing would require the approval of Doral Healthcare Finance (“Doral” or “Lender”), which is the Lender under our line of credit.

WE HAVE LIMITED LIQUIDITY BECAUSE OUR CASH REQUIREMENTS INCREASE AS OUR OPERATIONS EXPAND

Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of third-party health payors, (b) the required high levels of inventory kept with sales representatives that are standard in the electrotherapy industry, (c) the payment of commissions to salespersons based on sales or rental orders prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer, (d) the need for expenditures to continue to enhance the our internal billing processes, (e) the delayed cost recovery inherent in rental transactions (f) expenditures required for on-going product development and (g) increased commitments resulting from the premises lease signed in November 2009. As our business and sales grow, some of these liquidity strains will increase. Limited liquidity may restrict our ability to carry out our current business plans and curtail our revenue growth.

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

Some competitors to our products have substantially greater financial, technical, marketing, and other resources. Competition could result in our need to reduce prices, fewer orders, reduced gross margins, and loss of market share. Our products are regulated by the FDA. Competitors may develop products that are substantially equivalent to our FDA cleared products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own. If overall demand for our products should decrease it could have a material adverse affect on our operating results. Substantial competition is expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product. These competitors may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products.

FAILURE TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES COULD RESULT IN DECREASED REVENUES.

The market for some of our products is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from the development and sale of products in the medical device industry. As a result, our success will depend, in part, on our ability to develop and market product offerings that respond in a timely manner to the technological advances of our competitors, evolving industry standards and changing patient preferences.

WE MAY BE UNABLE TO DEVELOP AND BRING TO MARKET, PRODUCTS IN OUR ZYNEX NEURODIAGNOSTICS AND ZYNEX MONITORING SOLUTIONS SUBSIDIARIES AND SUCH PRODUCTS, IF DEVELOPED, MAY NOT BE ACCEPTED BY CUSTOMERS.

As noted, above we are currently developing new products and do not generate any revenues from our ZND and ZMS subsidiaries. We may not be able to successfully develop diagnostic and blood monitoring products in a cost effective manner or at all. Even if such products are developed we may not be able to obtain regulatory approval to sell them in the US or abroad. The development, manufacturing and marketing of such products may also require significant cash expenditures and attention from management which may further strain our liquidity and distract us from our core business. Even if we are able to successfully develop and cost effectively manufacture such products, including the products we acquired from NeuroDyne Medical Corp., such products may not be accepted by customers in the market place. Failure to successfully develop and market new ZND and ZMS products will harm our growth prospects and may have a material adverse effect on our results of operations.

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

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. SANDGAARD OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL WITH EXPERIENCE IN OUR BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer and Founder. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. In August 2011, Mr. Sandgaard entered into a three year amended employment agreement with us. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel having experience in our business. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find, attract and retain qualified new employees and sales representatives and retain existing employees and sales representatives.

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

WE NEED TO MAINTAIN INSURANCE COVERAGE, WHICH COULD BECOME VERY EXPENSIVE OR HAVE LIMITED AVAILABILITY.

Our marketing and sale of medical device products and services creates an inherent risk of claims for product liability. As a result, we carry product liability insurance and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured that we have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, if we file liability claims, there is no assurance that our insurance provider will continue to insure us at current levels or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims. In addition, we carry director and officer insurance which may rise in cost due to our securities litigation discussed in Item 3 Legal Proceedings.

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

WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS, TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS.

We consider our trademarks, trade secrets and other intellectual property an integral component of our success. We rely on trademark law and trade secret protection and confidentiality agreements with employees, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We currently own no patents. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose our competitive position.

SUBSTANTIAL COSTS COULD BE INCURRED DEFENDING AGAINST CLAIMS OF INFRINGEMENT.

Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe Zynex’s ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

•	Cease selling, incorporating, or using products that incorporate the challenged intellectual property:

•	Obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms, if at all: and

•	Re-design Zynex’s products excluding the infringed intellectual property.

COMMERCIALIZATION OF OUR PRODUCTS COULD FAIL IF IMPLEMENTATION OF OUR SALES AND MARKETING STRATEGY IS UNSUCCESSFUL.

A significant sales and marketing effort may be necessary to achieve the level of market awareness and sales needed to achieve our growth. To increase sales and rental of our products we may utilize some or all of the following strategies in the future:

•	Contract with, hire and train sales and clinical specialists;

•

Build a sales force, which may include a rapid increase in hiring direct sales employees, and quickly increase the number of contract sales representatives in order to meet internal projections for sales growth;

•	Manage geographically dispersed operations;

•	Explore potential reseller and original equipment manufacturer (OEM) relationships and assure that reseller and OEMs provide appropriate educational and technical support;

•	Promote appropriate frequent product use to increase sales of consumables: and

•	Enter into relationships with well-established distributors in foreign markets.

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

OUR PRINCIPAL EXECUTIVE OFFICER OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our Chief Executive Officer and Chairman of our Board of Directors, Thomas Sandgaard, beneficially owns approximately 57% of our outstanding common stock as of March 26, 2012. As a result, Mr. Sandgaard has the ability to control substantially all matters submitted to our stockholders for approval, including:

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

ECONOMIC CONDITIONS MAY ADVERSELY AFFECT US.

The United States is currently experiencing relatively high levels of unemployment and weak economic conditions. This recession may lead to fewer patients regularly seeing health care providers due to cost concerns, which may reduce our number of orders. The United States has also experienced economic instability in the commercial and investment banking systems, which may make it difficult for us to raise additional capital or borrow additional funds. The long-term impact of these macro economic matters on our operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

AN UNFAVORABLE OUTCOME IN PENDING LITIGATION COULD AFFECT ADVERSELY OUR FINANCIAL CONDITION AND OPERATIONS.

We are currently the subject of a consolidated lawsuit, brought in April 2009, alleging securities law violations in regard to unaudited interim financial statements for the first three quarters of 2008 which were restated. If this lawsuit is ultimately not covered by our insurance, or if any liability, settlement or defense costs cumulatively exceed our insurance limit, this lawsuit could materially and adversely affect our cash flow, financial condition and financial results.

WE MAY BE UNABLE TO IDENTIFY OR REALIZE THE INTENDED BENEFITS OF POTENTIAL STRATEGIC ACQUISITIONS, INCLUDING OUR ACQUISIITON OF THE ASSETS OF NEURODYNE MEDICAL CORP.

From time to time, we evaluate acquisition opportunities that would fit within our strategic growth plans. We will encounter various risks in connection with acquisitions, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Any acquisition, including our recent acquisition of Neurodyne Medical Corp., could be expensive, disrupt our ongoing business and distract our management and employees. We may not be able to identify suitable acquisitions, and if we do identify suitable acquisitions, we may not be able to make these acquisitions on acceptable terms or at all. If we do identify attractive acquisitions, we may also be unable to secure adequate capital to complete the acquisition. If we make an acquisition, we could have difficulty integrating the acquired technology, employees or operations. Integration of NueroDyne Medical Corp. and any other acquired companies and technologies into our company may be expensive, time-consuming and strain our managerial resources. Acquisitions also involve the risk of potential unknown liabilities, including with respect to NeuroDyne. As a result of these risks, we may not be able to achieve the expected benefits of the NueroDyne acquisition or any other future acquisition. There is no assurance that we will be able to integrate NeuroDyne or any other acquired business into our overall operations or operate them successfully as stand-alone businesses, or that NeuroDyne or any other acquired business will operate profitably or will not otherwise adversely impact our results of operations. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities, which could dilute stockholder value.

WE MAY FAIL TO PROTECT THE INTEGRITY AND SECURITY OF CUSTOMER INFORMATION.

We possess and process ssensitive customer information and, while we have taken reasonable and appropriate steps to protect that information, if our security procedures and controls were compromised, it could harm our business, reputation, results of operations and financial condition and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with health care privacy and consumer protection laws/ A compromise of our security procedures cousl also subject us to liability under certain health care privacy laws applicable to us.

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

RISKS RELATING TO OUR COMMON STOCK

OUR COMMON STOCK MAY BE SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

Since our common stock is not listed or quoted on any stock exchange and no other exemptions may apply, trading in our common stock on the Over-The-Counter Bulletin Board may be subject to the “penny stock” rules of the SEC. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker and its salespersons in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts. The brokers must provide bid and offer quotations and compensation information before making any purchase or sale of a penny stock and also provide this information in the customer’s confirmation. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our headquarters and operations are located in a 75,000 square foot building in Lone Tree, Colorado. This space is leased under a 69-month agreement, expiring in September 2015, at an annual lease expense of approximately $1,659,000. We believe that this leased property is sufficient to support our requirements until the lease expires. See Note 7 to the Consolidated Financial Statements for information on this lease.

ITEM 3. LEGAL PROCEEDINGS

A lawsuit was filed against our company, its President and Chief Executive Officer and its former Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits alleged substantially the same matters and have been consolidated. On April 19, 2010, plaintiffs filed a Consolidated Class Action Complaint (Civil Action No. 09-cv-00780-REB-KLM). The consolidated lawsuit refers to the April 1, 2009 announcement by us that we would restate our unaudited interim financial statements for the first three quarters of 2008. The lawsuit purports to be a class action on behalf of purchasers of the our securities between May 21, 2008 and March 31, 2009. The lawsuit alleges, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008 and other misleading statements. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.

On May 17, 2010, we filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, we filed a Reply in Support of Defendant’s Motion to Dismiss. On March 30, 2011, the United States District Court of Colorado entered an Order denying our motion to dismiss. On November 8, 2011, the parties entered into an agreement to settle the lawsuit for a payment of $2.5 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The settlement is expected to be fully funded by insurance and is subject to final approval of the court.

On July 28, 2011, a stockholder derivative suit was filed in the United States District Court for the District of Colorado against our President and Chief Executive Officer, our former Chief Financial Officer and certain of our directors (Stephen Hatch, derivatively, on behalf of Zynex Inc. v. Thomas Sandgaard et. al., 11-CV-01964). The lawsuit alleges breach of fiduciary duty by our officers and directors in connection with the restatement of the Company’s unaudited interim financial statements for the first three quarters of 2008. The plaintiff is seeking, on behalf of us, an undisclosed amount of damages and equitable relief. On October 11, 2011, we and the individual defendants filed a motion to dismiss, which is currently pending before the District Court. On October 18, 2011, certain individual defendants filed a motion requesting the plaintiff to post a security bond pursuant to Nevada law. On March 15, 2012, the parties reached an agreement in principle to settle the stockholder derivative suit. Under the terms of the settlement, the Company has or will implement certain corporate governance reforms, the claims asserted in the lawsuit will be released, and the lawsuit will be dismissed with prejudice. We and our directors’ and officers’ liability insurers have agreed to pay up to $95,000 ($15,000 from the Company and $80,000 from the Company’s director and officer insurer) to plaintiff’s counsel for their attorneys’ fees. The settlement is subject to customary conditions, including approval by the District Court.

Litigation is subject to inherent uncertainties, and if an unfavorable resolution of this matter occurs, our business, results of operations, and financial condition could be adversely affected.

We are not a party to any other material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

PERIOD	HIGH	LOW
Year ended December 31, 2011
First Quarter	$0.80	$0.60
Second Quarter	$1.00	$0.68
Third Quarter	$0.90	$0.70
Fourth Quarter	$0.80	$0.61

Year ended December 31, 2010
First Quarter	$1.20	$0.80
Second Quarter	$1.00	$0.45
Third Quarter	$0.60	$0.38
Fourth Quarter	$0.65	$0.42

As of March 26, 2012, there were 31,083,109 shares of common stock outstanding and approximately 231 record holders of our common stock.

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on the common shares in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. In addition, our revolving line of credit contains a prohibition on the payment of cash dividends on our stock.

Unregistered sales of common stock

During 2011, 99,964 shares of common stock were issued to board members and independent contractors as non-cash compensation for services rendered, valued at $79,000. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During 2011, there were no stock repurchases.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We currently have four wholly-owned subsidiaries.; Zynex Medical (ZMI), Zynex NeuroDiagnostics (ZND), Zynex Monitoring Solutions (ZMS) and Zynex Europe (ZEU) (established in 2012) (refer to Item I. Business for a full description).

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Report.

RESULTS OF OPERATIONS (dollars in thousands, except per share)

Overview

Our total consolidated net revenue in 2011 was solely driven by activities in our ZMI subsidiary and increased by 42% over 2010. The increase is attributable to a 38% increase in orders, which was the result of the expansion of our independent and direct sales force utilized to penetrate existing and new geographic markets. We currently have approximately 200 combined field sales representatives in approximately thirty-eight states as compared to just over 100 field sales representatives in approximately thirty-four states for 2010. In the future, we plan to continue hiring direct field sales representatives to complement our independent contract sales force to further penetrate geographic markets. An insignificant amount of our revenue is derived from international sales; however we continue to take steps to penetrate the global medical device marketplace. To date, we have twenty-two international distributors in Canada, Australia, Asia and the Middle East. Although our ZND, ZMS and ZEU subsidiaries did not produce any revenue for 2011, we anticipate with the continued product development and sales and marketing activities being conducted and the recent asset acquisition of NeuroDyne (through our ZND subsidiary), we expect ZND to produce revenue in 2012 and thereafter.

Our total consolidated selling, general and administrative expenses increased by 37% over prior year because of specific investments made to expand our ZMI sales force, improvements made to our ZMI billing and reimbursement department, and expenses incurred in our ZND and ZMS subsidiaries for research and product development. We believe these expenses were necessary in 2011 to provide an infrastructure that allows us to capture market share in geographic markets we have not yet penetrated, accelerate growth in our existing markets, and increase cash flow through improved collection efforts.

We generated income from operations of $3,101, pre-tax income of $2,644, net income of $1,564 and net income per diluted share of $0.05 in 2011.

Revenue

Zynex Medical (ZMI):

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

Revenue is reported net, after adjustments for uncollectable accounts and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients and other factors which may affect collectability. See Note 2 to the Consolidated Financial Statements in this Annual Report for a more complete explanation of revenue recognition.

Our net revenue does not experience a high degree of seasonality; however the first quarter of each calendar year is likely to be impacted by a reset of many patients’ insurance deductible. This may require us to adjust our estimate for collectability and reduce our revenue.

We strive to increase revenue and anticipate that we will continue to broaden our geographic sales channels through the addition of direct and independent sales representatives (both domestic and international).

Total Net Revenue (Net Rental and Net Sales)

Total net revenue by quarter (in thousands)	December 31, 2011	December 31, 2010
First quarter	$6,633	$4,875
Second quarter	8,395	5,742
Third quarter	9,427	6,657
Fourth quarter	9,693	6,811

Total Net Revenue	$34,148	$24,085

Total net revenue by type (in thousands)	December 31, 2011	December 31, 2010
Net Rental Revenue	$9,892	$8,533

Sale of electrotherapy and other private labeled distributed products	11,206	6,568
Sale of recurring consumable supplies	13,050	8,984

Total Net Sales Revenue	24,256	15,552

Total Net Revenue	$34,148	$24,085

Total net revenue increased $10,063 or 42% to $34,148 for the year ended December 31, 2011 from $24,085 for the year ended December 31, 2010.

The increase in total net revenue for the year ended December 31, 2011, compared to the year ended December 31, 2010, was attributable to an increase in prescriptions (orders) of 38% for our electrotherapy products, which led to a 71% increase in sales of our electrotherapy and other private labeled distributed products and a 45% increase in our recurring consumable supplies (surface electrodes and batteries). The increased orders are directly related to our continued addition of industry-experienced sales representatives, which benefit us by serving markets that we had not yet penetrated and by providing greater awareness of our products to end users and physicians. As of December 31, 2011, we had over 200 field sales representatives versus just over 100 as of December 30, 2010. The increased sales of consumable supplies are directly related to the increased number of active products currently in the market.

We believe the addition of industry-experienced sales representatives allowed us to increase our market presence and increase orders during 2011. Orders for our products lead to (1) rental income, which we anticipate receiving on a recurring basis over the time patients use our products, (2) direct sales of our products, and (3) corresponding recurring sales of electrodes and other supplies for our products, all of which are subject to our ability to collect payment due to contractual adjustments by insurers. Our products are subject to the reimbursement policies of third-party payors, which we may not be able to determine with any certainty. These third-party payor policies typically dictate whether our products will be purchased or rented. Therefore, our revenue mix of net rental and net sales revenue may fluctuate from time to time, and may not be an indicator of the overall demand for our products. During 2011, we continued to see a change in the trend for insurance reimbursements, towards a greater number of products being sold, rather than rented. We are unable to determine if the reimbursement policy trend towards purchasing or renting our products will continue or change in the future, as it is based on many market and third party payor factors. However, we believe that based on the current demand for our products and the next generation electrotherapy device (NexWave), a change in reimbursement policy should not have a significant impact on our total revenue, as we believe it will only shift our revenue mix. Shifts in our revenue mix may have a material impact on our overall gross margin, as product sales result in a lower gross profit because their cost of sales is higher than that from rentals (cost of sales associated with rentals is primarily depreciation).

Net Rental Revenue

Net Rental Revenue increased $1,359 or 16% to $9,892 for the year ended December 31, 2011, from $8,533 for the year ended December 31, 2010.

Net Rental Revenue for the year ended December 31, 2011 represented 29% of total net revenue compared to 36% for the year ended December 31, 2010. The increase in net rental revenue for the year ended December 31, 2011, is primarily due to the 38% increase in orders, subject to the varying reimbursement policies of third party payors for our products, that determine if a unit will be purchased or rented (on a patient by patient basis).

Net Sales Revenue

Net Sales Revenue increased $8,704 or 56% to $24,256 for the year ended December 31, 2011 from $15,552 for the year ended December 31, 2010.

Net Sales Revenue for the year ended December 31, 2011 represented 71% of total net revenue compared to 65% for the year ended December 31, 2010. Net Sales Revenue is comprised of two primary components; sale of electrotherapy devices and private labeled distributed products, representing 33% of total net revenue for 2011, and sale of recurring device consumables (batteries and electrodes), representing 38% of total net revenue for 2011. This compares to the sale of electrotherapy devices and private labeled distributed products representing 27% of total net revenue for 2010 and sale of device consumables representing 37% of total net revenue for 2010. The increase in Net Sales Revenue for the year ended December 31, 2011 was primarily due to the 38% increase in orders, the change in third party payor reimbursement trends and the increased number of units in the market (previously sold or actively being rented). These additional units in the market resulted in a 45% increase in sales of our recurring consumable supplies over 2010.

Gross Profit

Gross profit for the year ended December 31, 2011 was $26,777 or 78% of total net revenue compared to $18,883 or 78% of total net revenue in the year ended December 31, 2010.

Our total gross profit percentage was impacted by two primary items in 2011; the increase in total net revenue and revenue mix. During 2011 we experienced a 42% increase in total net revenue over 2010, which positively impacted our gross profit percentage, as we had incremental net revenue that exceeded fixed costs in manufacturing. The positive effect on gross profit percentage from our increase in total net revenue was offset by the change in revenue mix from more products being sold than rented. Product sales incur higher costs than those from rentals, as the major cost associated with rentals is depreciation. Net product rentals for 2011 represented 29% of total net revenue as compared to 35% for 2010.

Selling, General and Administrative (“SG&A”)

Total selling, general and administrative expenses increased $6,354 or 37% to $23,676 for the year ended December 31, 2011 from $17,322 for the year ended December 31, 2010.

A summary of selling, general and administrative expenses by department for the years ended December 31, 2011 and 2010 is provided below:

SG&A expense by department	2011	% of Net Revenue	2010	% of Net Revenue
Sales & Marketing	$9,340	27%	$6,331	26%
Reimbursement & Billing	7,969	23	6,261	26
General & Administrative	4,278	13	3,246	14
Engineering & Operations (including Research and Development)	2,089	6	1,484	6

Total SG&A expenses	$23,676	69%	$17,322	72%

Sales and Marketing

Our sales and marketing expenses increased by $3,009 for 2011 over 2010 due to incremental commissions incurred in the current periods (2011 total orders increased 38% over 2010) and the addition of direct field sales employees.

Reimbursement Billing

We incurred additional expenses in our reimbursement billing department of $1,708 for 2011 over 2010, primarily because of additional personnel added to support the increase in total net revenue for 2011 and to further increase our cash collections from third party payors. Our reimbursement billing department relies on personnel, processes and systems to negotiate and collect from third-party payors. Therefore, we continue to evaluate and invest in this department, as it is our primary function for cash collections. Improvements in our reimbursement billing function may lead to higher revenues, as better negotiations and collection efforts with third-party payors could result in an increase to our aggregate accounts receivable collection percentage. We also incurred additional expense in our reimbursement and billing department for severance related to the retirement of our Vice President of Reimbursement Billing in February 2011.

General and Administrative

Our general and administrative expenses increased by $1,032 for 2011 over 2010, which was primarily the result of administrative infrastructure, including the addition of regulatory personnel, required to support the increase in 2011 total net revenue.

Engineering and Operations

Engineering and operations increased by $605 for 2011 over 2010, which was primarily the result of investments made in research and product development in our ZMS and ZND subsidiaries.

Other Income (Expense)

Other income (expense) is comprised of interest income, interest expense and other expense.

Interest income for the year ended December 31, 2011 was $1 compared to $5 for the same period in 2010.

Interest expense for the year ended December 31, 2011 was $460 compared to $215 for 2010. The increase in interest expense resulted primarily from additional draws on our line of credit and loss on extinguishment of debt of $139 related to our prior line of credit, which was terminated in December 2011.

Other income (expense) for the year ended December 31, 2011 was $2 compared to ($16) for the same period in 2010. The expense in 2010 resulted primarily from a loss on a lease termination.

Income Tax Expense

We reported income tax expense of $1,080 (41% effective tax rate) for the year ended December 31, 2011 compared to $985 (74% effective tax rate) for the same period in 2010. This is primarily due to an increase in our income before taxes from $1,335 in 2010 versus $2,644 in 2011 and income tax penalties and interest that were included in 2010 income tax expense.

We have permanent differences (expenses which are not deductible for income tax reporting) which create taxable income greater than the income before taxes in the statement of operations. The taxes on this taxable income cause the income tax expense to be at a higher effective tax rate than the statutory tax rate. Income tax expense also includes penalties and interest related to income taxes.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Line of Credit

On March 19, 2010, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource and we amended the Credit Agreement on February 11, 2011. The Credit Agreement provided us with a revolving credit facility of up to $3,500.

On December 19, 2011, we entered into a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. (the “Lender”). The Doral Agreement provides for an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the our asset borrowing base. Borrowings under the Doral Agreement may be used for fees and expenses related to the Doral Agreement and replaced Credit Agreement, working capital needs and permitted acquisitions. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month and (ii) 3% per annum plus, in each case, a margin of 3.75%. The Doral Agreement requires monthly interest payments in arrears on the first day of each month. The Doral Agreement will mature on December 19, 2014. We may terminate the Doral Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If we terminate the Doral Agreement after December 19, 2012 but before the maturity date, we must pay a specified early termination fee. The Doral Agreement contains customary restrictive and financial covenants, including without limitation, (a) covenants requiring us to (i) pay certain fees, (ii) maintain, at the end of each fiscal quarter, a debt service coverage ratio of not less than 1.10 to 1.0 and (ii) maintain, at the end of each fiscal quarter, a current ratio (current assets divided by current liabilities) of not less than 1.50 to 1.00; and (b) covenants prohibiting us from (i) entering into certain merger, consolidation or other reorganization transactions with, or acquiring all or a substantial portion of the assets or equity interests of, any person or entity, (ii) selling, leasing or transferring any of its properties or assets, with certain exceptions, including sales of inventory in the ordinary course of business, (iii) creating certain liens on any of its properties or assets, (iv) declaring, paying or making any dividend or distribution, or (v) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions. The Doral Agreement also contains customary events of default. If an event of default under the Doral Agreement occurs and is continuing, then the Lender may declare any outstanding obligations under the Doral Agreement immediately due and payable and the Lender shall have the right to terminate the Doral Agreement. In addition, if any order for relief is entered under bankruptcy laws with respect to us, then any outstanding obligations under the Doral Agreement will be immediately due and payable. Borrowings under the Doral Agreement are secured by all of our assets, including all receivables, equipment and inventory. We incurred $139 of termination fees associated with CapitalSource Credit Agreement, which were recorded to interest expense as a loss on extinguishment of debt, for the year ended December 31, 2011, and $147 of loan fees associated with the Doral Agreement, which were recorded to a deferred asset account and will be amortized to interest expense over the term of the Doral Agreement.

As of December 31, 2011, the effective interest rate was 18% (10% interest rate 8% standard line of credit fees and loss on extinguishment of debt). As of December 31, 2011, $3,289 was outstanding on the Doral Agreement and $3,669 was available for borrowing.

As of December 31, 2011, we were in compliance with the Doral Agreement financial covenants.

Limited Liquidity

Cash used in operating activities was $362 for the year ended December 31, 2011 compared to $665 of cash used in operating activities for the year ended December 31, 2010. The primary reason for the increase in cash flow was the increase in net income and short-term liabilities (such as accounts payable), offset by the net change in accounts receivable.

Cash used in investing activities for the year ended December 31, 2011 was $1,267 compared to cash used in investing activities of $564 for the year ended December 31, 2010. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as purchases of capital equipment and leasehold improvements.

Cash provided by financing activities was $1,816 for the year ended December 31, 2011 compared with cash provided by financing activities of $968 for the year ended December 31, 2010. The primary financing sources of cash in the 2011 period were net borrowings under the Credit Agreement and the Doral Agreement and proceeds received from the exercise of options, partially offset by payments on capital lease obligations and deferred financing fees. The primary financing sources of cash in the 2010 period were net borrowings under the Credit Agreement partially offset by payments on capital lease obligations and deferred financing fees.

We have limited liquidity. Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of third-party health payors, (b) the required high levels of inventory kept with sales representatives that are standard in the electrotherapy industry, (c) the payment of commissions to salespersons based on sales or rental orders prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer, (d) the need for expenditures to continue to enhance the our internal billing processes, (e) the delayed cost recovery inherent in rental transactions (f) expenditures required for on-going product development and (g) increased commitments resulting from the premises lease signed in November 2009. As our business and sales grow, some of these liquidity strains will increase. Limited liquidity may restrict our ability to carry out our current business plans and curtail our revenue growth.

Our long-term business plan contemplates organic growth in revenues and potential acquisitions. Therefore, in order to support a growth in revenue, we require, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, and the increase in office lease payments (for our new, larger building) to support the higher level of operations. On March 9, 2012, in an effort to diversify our product line and penetrate markets that our ZND subsidiary serves, we acquired substantially all NeuroDyne Medical Corp’s assets. Matters relating to the acquisition (including integration, operation and sales) have and will continue to require commitments of time and resources, which may detract and impede growth in other areas of our business.

We believe that our cash flows from operating activities and borrowing available under the Doral Healthcare Finance line of credit will fund our cash requirements for the year ending December 31, 2012.

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the Doral agreement and borrowing base limitations. Although the maximum amount of the line of credit is $7,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations and may be less than the maximum amount. As of December 31, 2011, $3,289 was outstanding on the Doral Agreement and $3,669 was available for borrowing.

There is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for increases in our inventory of products, as needed, for growth. We may need to seek external financing through the sale of debt or equity, and we are not certain whether any such financing would be available to us on acceptable terms or at all. Any additional debt would require the approval of Doral Healthcare Finance.

Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity which may force us to curtail our operating plan or impede our growth.

We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. For example, as previously disclosed, on April 26, 2010, we received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. We also review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid and should be accrued as a liability. Although we cannot predict whether or when a request for repayment or our subsequent request for reimbursement will be resolved, it is not unusual for such matters to be unresolved for a long period of time. On September 22, 2011, we reached a settlement with Anthem resolving all issues, claims and disputes between us in the amount of $226 (the “Settlement”). The Settlement provided for an initial payment of $60, which was paid on October 3, 2011, with the remaining amount payable over a twelve month, interest free period. We recorded an accrued liability of $111 as of December 31, 2011.

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2011.

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Line of credit	$3,289	$3,289	$—	$—	$—
Capital lease obligations (including interest)	391	144	214	33	—
Automobile note (including interest)	65	25	40	—	—
Anthem Settlement	125	125	—	—	—
Operating leases	6,806	1,725	3,675	1,406	—

Total contractual cash obligations	$10,676	$5,308	$3,929	$1,439	$—

In November 2009, we entered into a Lease Agreement for office, plant and warehouse space in Lone Tree, Colorado to serve as our headquarters. The term of the Lease Agreement is 69 months; provided, however, that the Lease Agreement may be terminated after 42 months upon payment of a termination fee as set forth in the Lease Agreement. The Lease Agreement provides for a five year renewal option at the then market rental rate. Rent payments under the lease agreement were $1,659 during 2011. For 2012, 2013 and 2014, the annual rental payments will be $1,725, $1,800, and $1,875, respectively. For months 61 through 69, in 2015, the total rental payment will be $1,406.

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

Revenue Recognition and Allowances for Provider Discounts and Collectability: We recognize revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred, or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Accordingly, we recognize revenue, both rental and sales, when products have been delivered to the patient and the patient’s insurance coverage has been verified. For medical products that are sold from inventories consigned at clinic locations, we recognize revenue when we receives notice that the product has been prescribed and delivered to the patient and the patient’s insurance coverage has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. All revenue is recognized at amounts estimated to be received from customers or third-party providers using our established rates, net of estimated provider discounts. Revenue from sales to distributors is recognized when we ship our products fulfilling an order and upon transferring title.

A significant portion of our revenues are derived, and the related receivables are due, from insurance companies or other third-party payors. The nature of receivables in this industry has typically resulted in long collection cycles. The process of determining the products that will be reimbursed by third-party payors and the amounts they will reimburse is complex and depends on conditions and procedures that vary among payors and may change from time to time. We maintain an allowance for provider discounts and record additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third-party payors that are less than amounts claimed, where the amount claimed by us exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. We determine the amount of the allowance and adjust the allowance at the end of each reporting period based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection, disputes with third-party payors and current relationships and experience with insurance companies or other third-party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods change, or if there is a trend in the rates of collection on those receivables, we may be required to change the rate at which we provide for additions to the allowance. A change in rates can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.

Due to the nature of the industry and the reimbursement environment in which we operate, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

In addition to the allowance for provider discounts, we record an allowance for uncollectible accounts receivable. These uncollectible accounts receivable are primarily a result of the following: non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage, and disallowances of charges by third-party payors. If there is a change to a material insurance provider contract or policy, a decline in the economic condition of providers, or a significant turnover of our personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may increase in the future.

Share-based Compensation: We account for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and this is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in our case is the same as the vesting period).

Transactions in which we issue stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliably measurable. We utilize pricing models in determining the fair values of options and warrants issued as stock-based compensation to non-employees. These pricing models utilize the market price of our common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Income Taxes: The provision for income taxes includes taxes payable or refundable for the current period, penalties and interest and the deferred income tax consequences of transactions that have been recognized in our financial statements or income tax returns. The carrying value of deferred income tax assets is determined based on an evaluation of whether we are more likely than not to realize the assets. Temporary differences result primarily from basis differences in property and equipment and net operating loss carry forwards. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.

We account for uncertain tax positions in accordance with the accounting standard related to income taxes. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2011, we accrued unrecognized tax benefits, penalties and interest of $60. There were no accrued unrecognized tax benefits at December 31, 2010. We file income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2008 through the current period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath, P.C. dated March 28, 2012, are filed as part of this report starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation, concluded that internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs that follow provide information concerning each of our directors and executive officers at December 31, 2011:

		Director
Name	Age	Since	Position or Office
Thomas Sandgaard	53	1996	President, Chief Executive Officer, Director and Chairman
Taylor Simonton	67	2008	Director, Chair of Audit Committee
Mary Beth Vitale	58	2008	Director, Member of Audit Committee
Mats Wahlstrom	57	2010	Lead Director, Member of Audit Committee
Anthony Scalese	38	N/A	Chief Financial Officer

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

Principal Occupation: Mr. Simonton spent 35 years at PricewaterhouseCoopers LLP, including 23 years as an audit partner in the firm’s Accounting and Business Advisory Services practice before retiring in 2001. While serving in the PricewaterhouseCoopers National office from 1998 to 2001, Mr. Simonton was a member of the Risk & Quality Group that handled all auditing and accounting standards, SEC, corporate governance, risk management and quality matters for the firm. Prior to that, Mr. Simonton participated in the firm’s Partner International Program for three years, during which time he assisted Colombian and other foreign companies in-country with capital-raising activities in the United States, consulted to major companies and coordinated IPO assistance and advised on due diligence and SEC regulatory matters.

Other Directorships: Until February 2007, Mr. Simonton served on the Board of Directors of Fischer Imaging Corporation, a public company that designed, manufactured and marketed specialty medical imaging systems, and served as its Audit Committee chair and, at various times, as a member of each of its Compensation, Governance and Special Investigation (chair) Committees. Since October 2005, Mr. Simonton has served as a director and a member of the Audit Committee (chair October 2005 – June 2009) and Nominating & Governance Committee of Red Robin Gourmet Burgers, Inc., a public company that is a casual dining restaurant chain focused on serving high quality gourmet burgers focused on serving an imaginative selection of high quality gourmet burgers in a fun environment welcoming to guests of all ages. Since June 2008, he has been the Lead Director and Chair of the Audit Committee of Keating Capital, Inc., a publicly reporting closed-end investment fund. He also serves on its Valuation Committee (chair June 2008 – September 2011) and Nominating Committee.

Other Information: Mr. Simonton is well versed in corporate governance; he is a 2011 National Association of Corporate Directors (NACD) Board Leadership Fellow. He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for experienced corporate directors—a rigorous suite of courses spanning leading practices for boards and committees. [He supplements his skill sets through ongoing engagement with the director community and access to high-level director-led governance education.] He is the Chairman and past President of the Colorado Chapter of NACD and serves on that chapter’s board of directors. In addition, he was admitted as an expert witness in accounting, auditing and corporate governance in United States District Court, District of Colorado, in March 2009. He holds an active CPA license and is deemed to be an “audit committee financial expert”. He has been interviewed or quoted in three issues of Corporate Board Member Magazine from 2008—2010 and writes articles of interest to directors which have appeared in ColoradoBiz magazine’s online edition. During his thirty-five years with PricewaterhouseCoopers, he assisted, audited or consulted to dozens of companies in a variety of industries, including medical device companies, and has experience in many aspects of business. In addition, his nine years of service on public company boards of directors includes strategic planning, executive compensation, acquisitions and divestitures and other matters.

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

Other Directorships: Ms. Vitale previously served on the Board of Intrado, Inc., a publicly-traded technology company, from 1999 to 2004, sitting on the Audit, Compensation and Corporate Governance committees, and on the Board of RMI.Net, a publicly traded national e-business and convergent communications company from 1997 to 2000, sitting on the Audit Committee. Since January 2005, Ms. Vitale has been a director of CoBiz Financial Inc., a public company which is a diversified financial holding company headquartered in Denver, Colorado and includes among its businesses a full-service business banking institution serving Colorado and Arizona. Ms. Vitale has been Chair of the Audit Committee of CoBiz Financial from May 2006 to May 2011, in which she has been the Chair of Governance and Nominating since May 2011. Ms. Vitale is currently the President of the Colorado Chapter of the NACD.

Qualifications: Ms. Vitale has served as a top executive and Board member of several companies in a variety of industries, including publicly traded companies. Ms. Vitale brings a unique perspective to the Board from her experience in the telecommunications, consumer products and financial services industries. Ms. Vitale also has strong leadership, financial and risk oversight experience as a former CEO of a media company and current chair of the audit committee of a complex financial holding company. She is also a NACD Board Leadership Fellow, the highest director certification.

Mats Wahlström was appointed to the Board of Directors of Zynex, Inc in October 2010.

Principal Occupation: Mr. Wahlström currently serves as CEO and Chairman of Leonard Capital, LLC and Chairman of Caduceus Medical Holdings, LLC. From January 2004 through December 2009, Mr. Wahlström served as co-CEO of Fresenius Medical Care North America and from November 2002 through December 2009 as President and CEO of Fresenius Medical Services, which operates more than 1,700 dialysis clinics in the U.S. Prior to joining Fresenius Medical Care in 2002, he held various positions at Gambro AB in Sweden, including President and CEO of Gambro U.S. as well as CFO of the Gambro Group.

Other Directorships: Mr. Wahlström served as a director of Health Grades, Inc., a NASDAQ-listed healthcare ratings company, from March 2009 through its sale to a private equity firm in October 2010, and serves as a director of BioGenerics Inc., a private biotech company.

Qualifications: Mr. Wahlström has extensive experience in the healthcare industry having served as CEO and CFO of large international companies in the renal field. Mr. Wahlström’s extensive knowledge of the insurance reimbursement and accounting and financial issues facing the Company is invaluable to the Board. Mr. Wahlström has also served as a director of a publicly traded company, which further strengthens our Board’s corporate governance and risk oversight abilities.

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

Audit Committee

We have an Audit Committee consisting of Mr. Simonton, Chair, Ms. Vitale and Mr. Wahlstrom. The Board of Directors has designated Mr. Simonton, Ms. Vitale, and Mr. Wahlstrom each as an “audit committee financial expert” within the meaning of the applicable SEC rules. The Audit Committee met eight times in 2011 and operates under a written charter.

Director Nominations by Shareholders

We do not have procedures by which a security holder may recommend director nominees to our Board of Directors.

Code of Ethics

We have adopted a written code of ethics for each employee, including its Chief Executive Officer and Chief Financial Officer. The code also applies to our agents and representatives, including the Board of Directors, sales representatives and consultants. The code of ethics is posted on our website at www.zynexmed.com. If we make any substantial amendment to or waiver of our code of ethics, we intend to satisfy the SEC disclosure requirements by promptly posting the amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2011 and December 31, 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Thomas Sandgaard	2011	378,000	—	—	95,500	26,000	(1)	499,500
Chief Executive Officer	2010	324,000	—	—	—	21,500	(1)	345,500
Anthony Scalese (4)	2011	173,000	—	28,000	37,500	5,800	(2)	244,300
Chief Financial Officer	2010	46,500	10,000	22,400	—	900	(2)	79,800

(1)	We pay for 100% of Mr. Sandgaard’s health and dental insurance. In addition, one company vehicle and two home telephone lines are provided to Mr. Sandgaard at our expense.
(2)	We paid for 100% of Mr. Scalese’s health and dental insurance.
(3)	The option awards represent the grant date fair value of stock options granted in accordance with Accounting Standards Codification (ASC) Topic 718. See Note 4 of the Consolidated Financial Statements for additional information.
(4)	Mr. Scalese was hired as Chief Financial Officer in September 2010.

Named Executive Officer Employment Arrangements

On August 11, 2011, we entered into an amended and restated employment agreement with Mr. Sandgaard for a three year term setting forth certain minimum compensation and severance benefits and subjecting Mr. Sandgaard to a one year non-compete.

Mr. Sandgaard’s base salary was set at $385,000 and Mr. Scalese’s base salary was set at $175,000, each effective as of April 1, 2011. Mr. Scalese was granted 30,000 options to purchase our common stock. Messrs. Sandgaard and Scalese were also eligible for quarterly cash bonus payments effective for the first quarter of 2011 based on achievement of certain quarterly performance targets. Mr. Sandgaard’s maximum target bonus is $144,375 per quarter and Mr. Scalese’s maximum target bonus is $43,750 per quarter. The actual bonuses earned by Messrs. Sandgaard and Scalese are reflected in the non-equity incentive plan compensation column in the summary compensation table above.

Outstanding Equity Awards at 2011 Year End

The following table sets forth information concerning unexercised options for each executive officer named in the Summary Compensation Table as of December 31, 2011:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Thomas Sandgaard	—	—	—	—	—
Anthony Scalese	25,000	75,000	—	$0.41	September 7, 2020
	—	12,000	—	$0.62	January 3, 2021
	—	30,000	—	$0.73	January 4, 2021
	—	2,000	—	$0.90	July 1, 2021

Director Compensation

The following table shows the annual and other compensation of the non-employee directors at December 31, 2011 for services to us for 2011.

Director Compensation for 2011
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Taylor Simonton	28,000	30,000	—	—	—	—	58,000
Mary Beth Vitale	22,750	20,000	—	—	—	—	42,750
Mats Wahlstrom	17,500	20,000	—	—	—	—	37,500

(1)	Amounts shown reflect the grant date fair value computed in accordance with ASC Topic 718. The stock awards reflect the market price on the date of the award.

The standard compensation for non-employee directors for 2011, as adopted by the Board of Directors in April 2010, is: (1) $1,500 cash ($2,250 in the case of the Chair of the Audit Committee) plus $5,000 ($7,500 in the case of the Chair of the Audit Committee) of shares of our common stock for each of four quarterly Board meetings in person and for each of four quarterly Audit Committee meetings in person, with these amounts being paid for both a quarterly Audit Committee and a quarterly Board meeting held on or about the same day as if they were one meeting (the number of shares of common stock resulting from these dollar amounts is based upon the closing price of the common stock on the date of the meeting); (2) $1,750 ($2,000 in the case of the Chair of the Audit Committee) cash for each other Board meeting or Audit Committee meeting in person, with these amounts being paid for both an Audit Committee and a Board meeting held on or about the same day as if they were one meeting; and (3) $500 cash for any telephonic Board meeting or telephonic meeting of the Audit Committee. In November 2011, the Board adopted compensation for non-employee directors for 2012. The audit committee chairperson shall receive a $60,000 annual cash retainer for board services, payable quarterly. Other non-employee board members shall receive a $50,000 annual cash retainer for board services, payable quarterly. 40% of the total 2012 cash compensation will be required to be used to purchase shares of Zynex, Inc. common stock in the open market during 2012 (as measured in a calendar year, at the then purchase price of the Zynex common stock). The board will not receive individual meeting fees, unless unusual or excessive meetings occur within a calendar year, in which compensation will be revisited.

The following table summarizes information with respect to each non-employee director’s outstanding stock options at December 31, 2011:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price $	Option Expiration Date
Taylor Simonton	12,000	—	5.10	October 5, 2018
	4,000	—	0.68	May 20, 2020
Mary Beth Vitale	12,000	—	5.10	October 5, 2018
	4,000	—	0.68	May 20, 2020

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of our common stock as of March 26, 2012 by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of the our directors, (iii) our executive officers named in the Summary Compensation Table above and (iv) all directors and executive officers as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons. The address of each person listed in the table is 9990 Park Meadows Dr., Lone Tree, CO 80124.

		Number of Shares		Percent
		Beneficially		Of
Name	Class of Stock	Owned		Class (4)
Thomas Sandgaard	Common	18,146,000		56.8%
Mats Wahlstrom	Common	835,704	(2)	2.6%
Taylor Simonton	Common	133,161	(1)	*
Mary Beth Vitale	Common	94,108	(1)	*
Anthony Scalese	Common	25,000	(3)	*
All Directors and Named Executive Officers As a Group (5 persons)	Common	19,233,973	(5)	60.2%

*	Less than 1%.
(1)	Includes 16,000 stock options held by the director and exercisable within 60 days of March 26, 2012.
(2)	Mr. Wahlstrom holds 817,937 shares through Leonard Capital, LLC, his investment company.
(3)	Includes 25,000 stock options exercisable within 60 days of March 26, 2012.
(4)	Based on 31,941,361 shares (31,941,361 common shares and 858,252 options and warrants) outstanding on March 26, 2012.
(5)	Includes 41,000 stock options in the aggregate held by our directors and officers exercisable within 60 days of March 26, 2012.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2011 regarding shares of common stock available for issuance under our equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
Equity Compensation Plans Approved by Shareholders (1)	1,661,750	$0.98	1,108,500
Equity Compensation Plans not approved by Shareholders	—	—	—

Total	1,661,750	$0.98	1,108,500

(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Until February 2011, we employed Mr. Sandgaard’s spouse in a full time position as Vice President of Billing. In addition, we employ Mr. Sandgaard’s two children. The following table sets forth their compensation for services rendered in 2011 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Birgitte Sandgaard(2)	2011	25,000	—	1,000	184,700	(3)	210,700
VP of Billing	2010	170,000	—	3,400	—		173,400
Joachim Sandgaard	2011	83,500	—	2,700	5,800	(4)	92,000
Information Services	2010	64,500	—	3,400	5,600	(4)	73,500
Martin Sandgaard	2011	48,000	—	700	5,800	(4)	54,500
Website/graphic design	2010	30,100	—	900	5,600	(4)	36,600

(1)	The option awards represent fair value on the grant date of stock options granted to each of the named related parties in accordance with ASC Topic 718. See Note 4 of Consolidated Financial Statements for more information.
(2)	On February 1, 2011, Ms. Sandgaard retired from the Company. We and Ms. Sandgaard entered into a retirement agreement, which provided her with a $90,000 lump sum payment, title to a Company automobile and immediate vesting on all outstanding stock options (with expiration on February 1, 2012), which went unexercised. The terms of the retirement agreement also included a release of claims and non-compete provisions. Concurrently, Ms. Sandgaard also entered into a 24 month consulting agreement with us, which provides for ongoing consulting by Ms. Sandgaard in exchange for monthly cash payments of $7,800. The consulting agreement can be cancelled at anytime, provided that a 30 day notice is given by Ms. Sandgaard or us.
(3)	Includes a $90,000 cash payment and the transfer of a Company vehicle valued at $8,400, made in accordance with Ms. Sandgaard’s retirement agreement, and $85,800 in consulting payments, made in accordance with her consulting agreement, and $500 of health and dental insurance.
(4)	Includes health and dental insurance provided by us.

Director Independence

Mr. Sandgaard is not an independent director as defined in rules of the NASDAQ Stock Market. The Board of Directors has determined that Mr. Simonton, Ms. Vitale and Mr. Wahlstrom are independent directors as defined in rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following presents fees for professional services rendered by the our independent registered public accounting firm (GHP Horwath, P.C.) for each of the years ended December 31, 2011 and 2010.

	GHP Horwath, P.C.
	2011	2010
Audit Fees	$99,000	$98,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$99,000	$98,500

GHP Horwath, P.C. did not provide any tax-related services in 2010 or 2011.

The Audit Committee’s policy is to preapprove all audit and non-audit services provided by the independent registered public accounting firm. Preapproval will generally be provided for up to one year, and any pre-approval will be detailed as to the particular service or category of services. Fees for 2011 and 2010 were preapproved by the Audit Committee.

GHP Horwath, P.C. has served as our independent registered public accounting firm since December 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:

Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Form of Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006)

10.1†	Amended and Restated Employment Agreement, dated August 11, 2011, between Zynex, Inc. and Thomas Sandgaard (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.2†	Offer Letter, dated August 16, 2010, between the Company and Anthony Scalese (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 24, 2010)

10.3†	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

10.4†	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.5	Premise Lease, dated November 12, 2009, between Zynex Medical, Inc. and Spiral Lone Tree, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 13, 2009)

10.6	Absolute Unconditional Lease Guaranty, dated November 12, 2009, between the Company and Spiral Lone Tree, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 13, 2009)

10.7	Loan and Security Agreement, dated December 19, 2011, among Zynex, Inc. Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc. and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011)

21*	Subsidiaries of the Company

23*	Consent of GHP Horwath, P.C.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Report Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.LAB††	XBRL Taxonomy Label Linkbase Document

101.PRE††	XBRL Presentation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement
††	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: March 28, 2012	By:	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

March 28, 2012	Thomas Sandgaard,	/s/ Thomas Sandgaard
Director,
President and Chief Executive Officer

March 28, 2012	Anthony A. Scalese,	/s/ Anthony A. Scalese
Chief Financial Officer
(Principal Accounting & Financial Officer)

March 28, 2012	Taylor Simonton,	/s/ Taylor Simonton
Director

March 28, 2012	Mary Beth Vitale,	/s/ Mary Beth Vitale
Director

March 28, 2012	Mats Wahlstrom,	/s/ Mats Wahlstrom
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Zynex, Inc.

We have audited the accompanying consolidated balance sheets of Zynex, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP Horwath, P.C.
GHP Horwath, P.C.

Denver, Colorado
March 28, 2012

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$789	$602
Accounts receivable, net	10,984	7,309
Inventory	4,556	3,641
Prepaid expenses	293	145
Deferred tax asset	1,384	794
Other current assets	42	41

Total current assets	18,048	12,532
Property and equipment, net	3,422	2,906
Deposits	170	174
Deferred financing fees, net	145	89

	$21,785	$15,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,289	$1,270
Current portion of notes payable and other obligations	131	93
Accounts payable	2,189	1,313
Income taxes payable	1,567	1,103
Accrued payroll and payroll taxes	702	572
Deferred rent	296	221
Other accrued liabilities	1,574	980

Total current liabilities	9,748	5,552
Notes payable and other obligations, less current portion	258	327
Deferred rent	1,156	1,452
Deferred tax liability	483	188

Total liabilities	11,645	7,519

Stockholders’ Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding
	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 30,816,631 (2011) and 30,604,167 (2010) shares issued and outstanding
	31	31
Paid-in capital	5,096	4,702
Retained earnings	5,013	3,449

Total stockholders’ equity	10,140	8,182

	$21,785	$15,701

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEARS ENDED DECEMBER 31,

	2011	2010
Net revenue:
Rental	$9,892	$8,533
Sales	24,256	15,552

	34,148	24,085

Cost of revenue:
Rental	1,842	802
Sales	5,529	4,400

	7,371	5,202

Gross profit	26,777	18,883
Selling, general and administrative expense	23,676	17,322

Income from operations	3,101	1,561

Other income (expense):
Interest income	1	5
Interest expense and loss on extinguishment of debt	(460)	(215)
Other income (expense)	2	(16)

	(457)	(226)

Income before income taxes	2,644	1,335
Income tax expense	1,080	985

Net income	$1,564	$350

Net income per share:
Basic	$0.05	$0.01

Diluted	$0.05	$0.01

Weighted average number of common shares outstanding:
Basic	30,750,108	30,546,070

Diluted	30,978,288	30,704,737

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31,

	2011	2010
Cash flows from operating activities:
Net income	$1,564	$350
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	806	774
Provision for losses on accounts receivable	1,190	317
Amortization of financing fees	91	71
Issuance of common stock for services	79	79
Provision for obsolete inventory	149	23
Deferred rent	(221)	1,129
Net loss on disposal of equipment	—	18
Employee stock-based compensation expense	267	267
Deferred tax benefit	(295)	(281)
Changes in operating assets and liabilities:
Accounts receivable	(4,865)	(2,586)
Inventory	(1,046)	(1,559)
Prepaid expenses	(148)	(6)
Deposits and other current assets	3	17
Accounts payable	876	186
Accrued liabilities	724	338
Income taxes payable	464	198

Net cash used in operating activities	(362)	(665)

Cash flows from investing activities:
Proceeds received in lease termination	—	108
Purchases of equipment and inventory used for rental	(1,267)	(672)

Net cash used in investing activities	(1,267)	(564)

Cash flows from financing activities:
Net borrowings on line of credit	2,019	1,270
Deferred financing fees	(147)	(120)
Payments on capital lease obligations	(104)	(182)
Issuance of common stock	48	—

Net cash provided by financing activities	1,816	968

Net increase (decrease) in cash	187	(261)
Cash at the beginning of the period	602	863

Cash at the end of the period	$789	$602

Supplemental cash flow information:
Interest paid	$411	$112

Income taxes paid (including interest and penalties)	$911	$1,068

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through note payable and capital lease	$73	$441

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
January 1, 2010	30,497,318	$30	$4,357	$3,099	$7,486
Issuance of common stock for services	106,849	1	78	—	79
Employee stock-based compensation expense	—	—	267	—	267
Net income	—	—	—	350	350

December 31, 2010	30,604,167	31	4,702	3,449	8,182
Issuance of common stock for:
option exercise	112,500	—	48	—	48
consulting services	99,964	—	79	—	79
Employee stock-based compensation expense	—	—	267	—	267
Net income	—	—	—	1,564	1,564

December 31, 2011	30,816,631	$31	$5,096	$5,013	$10,140

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(1) ORGANIZATION AND NATURE OF BUSINESS

Zynex, Inc. (a Nevada corporation) and its wholly-owned subsidiaries, Zynex Medical, Inc. (ZMI), Zynex NeuroDiagnostics, Inc. (ZND), and Zynex Monitoring Solutions Inc. (ZMS) (all Colorado corporations) are collectively referred to as the “Company”. The Company’s headquarters are located in Lone Tree, Colorado. In February 2012, the Company established a new wholly-owned subsidiary, Zynex Europe, ApS (“ZEU”).

ZMI designs, manufactures and markets FDA cleared medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZND was formed to market, through product development and acquisitions, electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing ZMI diagnostic EMG technology. During 2011, the primary activities within ZND were product development and sales and marketing. ZND did not produce any revenue during 2011 or 2010. ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring. ZMS did not produce any revenue during 2011 or 2010.

In 2011 and 2010, the Company generated substantially all of its revenue in North America from sales and rentals of its products to patients, dealers and health care providers. The amount of net revenue derived from Medicare and Medicaid programs for 2011 and 2010, was approximately 16% and 9%, respectively.

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

REVENUE RECOGNITION AND ALLOWANCES FOR PROVIDER DISCOUNTS AND COLLECTABILITY

The Company recognizes revenue when each of the following four conditions are met: (1) a contract or sales arrangement exists; (2) products have been shipped and title has transferred, or rental services have been rendered; (3) the price of the products or services is fixed or determinable; and (4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been delivered to the patient and the patient’s having insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and delivered to the patient and the patient’s having insurance has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. All revenue is recognized at amounts estimated to be received from customers or third-party providers using the Company’s established rates. Revenue is reported net, after adjustments for uncollectable accounts and estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by the Company. The deductions from gross revenue also take into account the estimated denials of claims for the Company’s products placed with patients and other factors which may affect collectability. Revenue from sales to distributors is recognized when the Company ships its products fulfilling an order and upon transferring title.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Billing and reimbursement disputes are very common in the Company’s industry. On April 26, 2010, the Company received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2011. On September 22, 2011, the Company reached a settlement with Anthem resolving all issues, claims and disputes for a payment of $226 by the Company (the “Settlement”). The Settlement provided for an initial payment of $60, which was paid on October 3, 2011, with the remaining amount payable over a twelve month, interest free period. The Company recorded an accrued liability of $111 as of December 31, 2011.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

Management believes that as of December 31, 2011, the Company has an adequate allowance for provider discounts relating to insurance disputes and refund requests. However, no assurances can be given that such estimates for the allowance for provider discounts, for reimbursements, and offsets, may not change significantly in the future, or for the ultimate outcome of the refund requests. In addition to the allowance for provider discounts, the Company records an allowance for uncollectible accounts receivable. These uncollectible accounts receivable are primarily a result of the following: non-payment from patients who have been directly billed for co-payments or deductibles, lack of appropriate insurance coverage, and disallowances of charges by third-party payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers, or a significant turnover of Company personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may result in a change in the future.

At December 31, 2011 and 2010, the allowance for uncollectible accounts receivable is $1,680 and $1,262, respectively.

INVENTORY

Inventories are valued at the lower of cost (average) or market. Finished goods include products held at different locations by health care providers or other third parties for rental or sale to patients. Total (gross) inventories at December 31, 2011 included $4,345 of finished goods, $741 of parts, and $149 of supplies.

The Company monitors inventory for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate. At December 31, 2011 and 2010, the Company had a reserve for obsolete and damaged inventory of approximately $679 and $549, respectively.

The Company had $3,018 of open purchase commitments at December 31, 2011.

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

Cost, accumulated depreciation, and the related estimated useful lives of property and equipment as of December 31, 2011 and 2010 are as follows:

	2011	2010	Useful lives
Office furniture and equipment	$1,425	$1,194	3-7 years
Rental inventory	2,657	2,108	5 years
Vehicles	76	60	5 years
Leasehold improvements	368	370	2-6 years
Assembly equipment	89	11	7 years

	4,615	3,743
Less accumulated depreciation	(1,193)	(837)

	$3,422	$2,906

Repairs and maintenance costs are charged to expense as incurred.

SHIPPING COSTS

Shipping costs are included in cost of sales and rentals

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2011 and 2010, was approximately $72 and $26, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2011 and 2010, was approximately $638 and $70, respectively. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.

INCOME TAXES

The provision for income taxes includes taxes payable or refundable for the current period and the deferred tax consequences of transactions that have been recognized in the Company’s financial statements or income tax returns. Temporary differences result primarily from basis differences in property and equipment, accounts receivable and inventory. The carrying value of deferred tax assets is determined based on an evaluation of whether the Company is more likely than not to realize the assets. A valuation allowance is established, when considered necessary, to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for uncertain tax positions in accordance with the accounting standard related to income taxes. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2011, the Company accrued unrecognized tax benefits, penalties and interest of $60. There were no accrued unrecognized tax benefits at December 31, 2010. The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2008 through the current period.

FOREIGN CURRENCY TRANSACTIONS

Foreign currency transaction gains and losses are included in other income (expense) in the accompanying consolidated statements of operations. Foreign currency transaction gains for the years ended December 31, 2011 and 2010 were insignificant.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”, which requires that certain health care entities change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). In addition, the amendments also require enhanced disclosure about policies for recognizing revenue and assessing bad debts and disclosures of qualitative and quantitative information about changes in the allowance for doubtful accounts. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. Management currently expects that this ASU will not have an impact on the Company’s consolidated financial statements.

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

The calculation of basic and diluted earnings per share for 2011 and 2010 is as follows:

	2011	2010
BASIC
Net income applicable to common stockholders	$1,564	$350
Weighted average shares outstanding	30,750,108	30,546,070
Net income per share	$0.05	$0.01

DILUTED
Net income applicable to common stockholders	$1,564	$350
Weighted average shares outstanding	30,750,108	30,546,070
Dilutive securities	228,180	158,667
Weighted average shares outstanding, diluted	30,978,288	30,704,737
Net income per share, diluted	$0.05	$0.01

Potential common share equivalents as of December 31, 2011 and 2010 of 1,127,000 and 1,248,000, respectively, related to certain outstanding stock options and warrants, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, as the option exercise prices exceeded the average market price of the Company’s common stock. The actual effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(4) STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the “Option Plan”) and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting terms are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the years ended December 31, 2011 and 2010, the Company recorded compensation expense related to stock options of $267, for each respective year. This stock-based compensation expense is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

For the year ended December 31, 2011, the Company granted options to purchase up to 299,000 shares of common stock to employees at exercise prices that ranged from $0.62 to $0.90 per share. During the year ended December 31, 2010, the Company granted options to purchase up to 589,500 shares of common stock at exercise prices that ranged from $0.41 to $1.06 per share.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the years ended December 31, 2011 and 2010:

	2011	2010
Weighted average expected term	6.25 years	6.23 years
Weighted average volatility	124%	110%
Weighted average risk-free interest rate	2.2%	2.5%
Dividend yield	0%	0%

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the anticipated cash dividend over the expected term of the stock options. Forfeitures of share based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the years ended December 31, 2011 and 2010 was 33% and 35%, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(4) STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Option Plan for the years ended December 31, 2011 and 2010, are presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,387,250	$1.10
Granted	589,500	$0.66
Exercised	—	$—
Forfeited	(131,500)	$1.07

Outstanding at December 31, 2010	1,845,250	$0.96	7.2 Years	$86

Exercisable at December 31, 2010	649,500	$1.05	4.5 Years	$53

Outstanding at January 1, 2011	1,845,250	$0.96
Granted	299,000	$0.74
Exercised	(112,500)	$0.43		$46
Forfeited	(370,000)	$0.85

Outstanding at December 31, 2011	1,661,750	$0.98	7.5 Years	$98

Exercisable at December 31, 2011	808,252	$1.11	6.7 Years	$58

A summary of status of the Company’s non-vested shares under option as of and for the year ended December 31, 2011, is presented below:

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	1,195,750	$0.79
Granted	299,000	$0.67
Vested	(358,377)	$0.86
Forfeited	(282,875)	$0.74

Non-vested at December 31, 2011	853,498	$0.85

As of December 31, 2011, the Company had approximately $314 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.2 years.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(5) INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2011 and 2010:

	2011	2010
Current tax expense:
Federal	$1,253	$910
State	97	99
Penalties and interest	25	257

	1,375	1,266

Deferred tax benefit:
Federal	(271)	(258)
State	(24)	(23)

	(295)	(281)

	$1,080	$985

A reconciliation of income tax computed at the U.S. statutory rate of 34% to the effective income tax rate is as follows:

	2011	2010
Statutory rate	34%	34%
State taxes	3	3
Permanent differences	4	8
Penalties and interest	1	19
Other	(1)	10

Effective rate	41%	74%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

	2011	2010
Current deferred tax assets (liabilities):
Accrued expenses	$110	$68
Deferred rent	110	82
Accounts receivable	623	468
Inventory	612	230
Amortization	(17)	—
Prepaid expenses	(54)	(54)

Net current deferred tax assets	$1,384	$794

Long-term deferred tax assets (liabilities):
Property and equipment	$(783)	$(598)
Deferred Rent	300	410

Net deferred tax liabilities	$(483)	$(188)

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(5) INCOME TAXES (continued)

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. This accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. This accounting standard requires additional disclosures. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows

	2011	2010
Unrecognized tax benefits at the beginning of the period	$—	$—
Gross increases for tax positions	60	—

Unrecognized tax benefits at the end of the period	$60	$—

The Company accounts for uncertain tax positions in accordance with the accounting standard related to income taxes. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2011, we accrued unrecognized tax benefits, interest and penalties of $60. There were no unrecognized tax benefits, interest or penalties at December 31, 2010. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2008 through the current period.

(6) LINE OF CREDIT

On March 19, 2010, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with CapitalSource, which was amended on February 11, 2011. The Credit Agreement provided the Company with a revolving credit facility of up to $3,500.

On December 19, 2011, the Company entered into a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. (the “Lender”). The Doral Agreement provides for an asset-backed revolving credit facility of up to $7 million, subject to reserves and reductions to the extent of changes in the Company’s asset borrowing base. Borrowings under the Doral Agreement may be used for fees and expenses related to the Doral Agreement and replaced Credit Agreement, working capital needs and permitted acquisitions. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1 million with a maturity of one month and (ii) 3% per annum plus, in each case, a margin of 3.75%. The Doral Agreement requires monthly interest payments in arrears on the first day of each month. The Doral Agreement will mature on December 19, 2014. The Company may terminate the Doral Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If the Company terminates the Doral Agreement after December 19, 2012 but before the maturity date, the Company must pay a specified early termination fee.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(6) LINE OF CREDIT (continued)

The Doral Agreement contains customary restrictive and financial covenants, including without limitation, (a) covenants requiring the Company to (i) pay certain fees, (ii) maintain, at the end of each fiscal quarter, a debt service coverage ratio of not less than 1.10 to 1.0 and (ii) maintain, at the end of each fiscal quarter, a current ratio (current assets divided by current liabilities) of not less than 1.50 to 1.00; and (b) covenants prohibiting the Company from (i) entering into certain merger, consolidation or other reorganization transactions with, or acquiring all or a substantial portion of the assets or equity interests of, any person or entity, (ii) selling, leasing or transferring any of its properties or assets, with certain exceptions, including sales of inventory in the ordinary course of business, (iii) creating certain liens on any of its properties or assets, (iv) declaring, paying or making any dividend or distribution, or (v) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions. The Doral Agreement also contains customary events of default. If an event of default under the Doral Agreement occurs and is continuing, then the Lender may declare any outstanding obligations under the Doral Agreement immediately due and payable and the Lender shall have the right to terminate the Doral Agreement. In addition, if any order for relief is entered under bankruptcy laws with respect to us, then any outstanding obligations under the Doral Agreement will be immediately due and payable. Borrowings under the Doral Agreement are secured by all of the assets of the Company, including all receivables, equipment and inventory. The Company incurred $139 of termination fees, recorded as loss on extinguishment of debt, associated with CapitalSource Credit Agreement, which were recorded to interest expense for the year ended December 31, 2011, and $147 of loan fees associated with the Doral Agreement, which were recorded to a deferred asset account and will be amortized to interest expense over the term of the Doral Agreement.

As of December 31, 2011, the combined, effective interest rate was 18% (10% interest rate, 8% standard line of credit fees and loss on extinguishment of debt). As of December 31, 2011, $3,289 was outstanding on the Doral Agreement and $3,669 was available for borrowing.

As of December 31, 2011, the Company was in compliance with the Doral Agreement financial covenants.

(7) NOTES PAYABLE AND OTHER OBLIGATIONS

In July 2011, the Company entered into a financing agreement for an automobile for use by the Chief Executive Officer for $73. The term of the financing is for 36 months, with a 2% annual interest rate and monthly installments of $2 beginning in August 2011. As of December 31, 2011, the balance of this note was $65.

The Company also has commitments for various operating and capital leases that are payable in monthly installments, as follows:

In November 2009, the Company entered into a lease of office, plant and warehouse space in Lone Tree, Colorado. The term of the lease is 69 months (through September 2015); provided, however, that the lease may be terminated after 42 months upon payment of a termination fee. The lease provides for a five-year renewal option at the then market rental rate. For 2011 and 2010, the annual rental payments were $1,659 and $300, respectively. The Company anticipates that for accounting purposes, Zynex will record annual rental expense of approximately $1,440 throughout the term of the lease.

The Company also leases certain equipment under capital leases which expire on various dates through 2015. Total monthly capital lease payments are $12, and imputed interest rates on the leases range from approximately 6% to 18%. At December 31, 2011, the total recorded cost of assets under capital leases was approximately $476. Accumulated depreciation related to these assets totals approximately $186.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(7) NOTES PAYABLE AND OTHER OBLIGATIONS (continued)

As of December 31, 2011, future minimum lease payments under non-cancelable notes payable, operating and capital leases are as follows:

	Notes and Capital Leases	Operating Leases
2012	$169	$1,725
2013	165	1,800
2014	89	1,875
2015	33	1,406

Total future minimum lease payments	456	$6,806

Less amount representing interest	(67)

Present value of net minimum lease payments	389
Less current portion	(131)

Notes payable and other obligations	$258

Rent expense under all operating leases for 2011 and 2010, was approximately $1,685 and $1,709, respectively.

(8) FAIR VALUE MEASUREMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CREDIT RISK

The Company’s financial instruments at December 31, 2011 include accounts receivable and payable, for which current carrying amounts approximate fair value due to their short term nature. Financial instruments at December 31, 2011, also include the line of credit, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

At December 31, 2011, the Company has no financial assets or liabilities subject to recurring fair value measurements.

(9) STOCKHOLDERS’ EQUITY

NON-EMPLOYEE WARRANTS:

As of December 31, 2011, there were 50,000 non-employee warrants outstanding that have an exercise price of $0.71 and expire on September 29, 2012.

COMMON STOCK ISSUANCES:

In the second quarter of 2011, 112,500 shares of common stock were issued for cash of $48 upon the exercise of stock options. During 2011 and 2010, 99,964 and 106,849 shares of common stock were issued to individuals as non-cash compensation for services rendered, both valued at approximately $79 (based on the market price of the Company’s common stock on the date of the grants).

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(10) CONCENTRATIONS

The Company sourced approximately 17% of its electrotherapy products from one contract manufacturer in 2011 and 38% in 2010. Management believes that its relationships with suppliers are strong; however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from one private health insurance carrier at December 31, 2011 and 2010 of approximately 30% and 27%, respectively.

(11) RETIREMENT PLAN

The Company has adopted a retirement plan with a 401(k) deferred compensation provision effective July 1, 2011. Substantially all full-time employees are eligible to participate in the 401(k) plan as long as they are at least 18 years of age and have completed at least three months of employment. The 401(k) plan provides for contributions by the Company at management’s discretion. The Company made no contributions to this plan in 2011.

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

On July 28, 2011, a stockholder derivative suit was filed in the United States District Court for the District of Colorado against the Company’s President and Chief Executive Officer, its former Chief Financial Officer and certain of its directors (Stephen Hatch, derivatively, on behalf of Zynex Inc. v. Thomas Sandgaard et. al., 11-CV-01964). The lawsuit alleges breach of fiduciary duty by the Company’s officers and directors in connection with the restatement of the Company’s unaudited interim financial statements for the first three quarters of 2008. The plaintiff is seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On October 11, 2011, the Company and the individual defendants filed a motion to dismiss, which is currently pending before the District Court. On October 18, 2011, certain individual defendants filed a motion requesting the plaintiff to post a security bond pursuant to Nevada law.

On March 15, 2012, the parties reached an agreement in principle to settle the stockholder derivative suit. Under the terms of the settlement, the Company has or will implement certain corporate governance reforms, the claims asserted in the lawsuit will be released, and the lawsuit will be dismissed with prejudice. The Company and its directors’ and officers’ liability insurers have agreed to pay up to $95 ($15 from the Company and $80 ffrom the Company’s director and officer insurer) to plaintiff’s counsel for their attorneys’ fees. The settlement is subject to customary conditions, including approval by the District Court. As of December 31, 2011, the Company accrued $15,000 relating to this litigation.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(12) LITIGATION (continued)

Litigation is subject to inherent uncertainties, and if an unfavorable resolution of this matter occurs beyond the amount accrued, the Company’s business, results of operations, and financial condition could be adversely affected.

The Company is not a party to any other material pending legal proceedings.

(13) RELATED PARTY TRANSACTIONS

On February 1, 2011, Ms. Birgitte Sandgaard, wife of Mr. Thomas Sandgaard (the Company’s President and CEO), retired from the Company. Ms. Sandgaard signed a retirement agreement, which provided her with a $90 lump sum payment, title to a Company automobile and immediate vesting on all outstanding stock options (with expiration on February 1, 2012). The terms of the retirement agreement also included a release of claims and non-compete. Concurrently, Ms. Sandgaard also entered into a 24-month consulting agreement with the Company, which provides for ongoing consulting by Ms. Sandgaard in exchange for monthly cash payments of $8. The consulting agreement can be cancelled at anytime, provided that a 30 day notice is given, by Ms. Sandgaard or the Company. For the year ended December 31, 2011, the Company incurred $86 in consulting expense in accordance with the consulting agreement.

(14) SEGMENT REPORTING

At December 31, 2011, the Company has three wholly-owned subsidiaries; Zynex Medical (ZMI), Zynex NeuroDiagnostics (ZND), and Zynex Monitoring Solutions (ZMS). The Company has determined that these subsidiaries (ZMI, ZND, and ZMS) each represent reporting segments. This determination was made based on the nature of the products and services offered to customers or the nature of the function in the organization. Prior to the fourth quarter of 2011, the operations of ZND and ZMS were not considered material for segment presentation. Although the segment reporting for the fiscal year ended December 31, 2010 was not material to the financial statement presentation, it is included herein for comparative purpose.

The accounting policies for each of these segments are the same as those described in Note 1, and inter-segment transactions are eliminated. Net revenue was primarily generated from sales in the United States. The tables below summarize information about reported segments (in thousands), for 2011 and 2010.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2011 AND 2010

(14) SEGMENT REPORTING (continued)

	ZMI	ZND	ZMS	TOTAL
YEAR ENDED DECEMBER 31, 2011
Sales	$34,148	$—	$—	$34,148
Gross profit	26,777	—	—	26,777
Selling, general and administrative expenses	22,757	334	585	23,676
Capital expenditures	1,267	—	—	1,267
Total assets	21,785	—	—	21,785
Depreciation and amortization	897	—	—	897
Income tax expense	1,080	—	—	1,080
Interest expense	460	—	—	460
Interest income	1	—	—	1
YEAR ENDED DECEMBER 31, 2010
Sales	$24,085	$—	$—	$24,085
Gross profit	18,883	—	—	18,883
Selling, general and administrative expenses	17,182	25	115	17,322
Capital expenditures	672	—	—	672
Total assets	15,701	—	—	15,701
Depreciation and amortization	845	—	—	845
Income tax expense	985	—	—	985
Interest expense	215	—	—	215
Interest income	5	—	—	5

(15) SUBSEQUENT EVENTS

On March 9, 2012, ZND entered into an asset purchase agreement with NeuroDyne Medical Corp (“NeuroDyne”) to acquire substantially all of NeuroDyne’s assets for the sum of $300,000 payable at closing ($145,000 in cash and 266,478 shares of restricted common stock valued at $175,000), and an additional $100,000 in cash payable sixty days from the close date (the “Transaction”). The Transaction simultaneously closed. The Transaction also provides for additional contingent consideration, based on a percentage of net revenue generated by NeuroDyne products over the next seven years. The acquisition is to be accounted for under the acquisition method of accounting. Due to the timing of the transaction, the Company has not yet developed a preliminary purchase price allocation for the Transaction. NeuroDyne, located in Cambridge, Massachusetts, is an 18 year old manufacturer of advanced medical devices for non-invasive measurement of sEMG and autonomic nervous systems. The devices are used for evaluation and treatment of neurological and neuromuscular disorders as well as education and research. NeuroDyne’s products include medical instruments, sensors, disposable electrodes and software that offer sEMG, EKG, EEG, respiration, skin temp, EDR, EDL, peripheral blood flow, IBI, heart rate, and heart rate variability. The products are sold world wide and are used by healthcare providers, educators and researchers.