Form 10-Q
period 2012-03-31
ZYNEX INC
filed 2012-05-14
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 14, 2012
Common Stock, par value $0.001	31,083,109

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2012	December 31, 2011

	(UNAUDITED)
ASSETS
Current Assets:
Cash	$742	$789
Accounts receivable, net	11,642	10,984
Inventory	5,580	4,556
Prepaid expenses	304	293
Deferred tax assets	1,365	1,384
Other current assets	22	42

Total current assets	19,655	18,048
Property and equipment, net	3,446	3,422
Deposits	168	170
Deferred financing fees, net	135	145
Intangible assets, net	233	—
Goodwill	251	—

Total assets	$23,888	$21,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$4,385	$3,289
Current portion of notes payable and other obligations	135	131
Accounts payable	2,524	2,189
Income taxes payable	1,614	1,567
Accrued payroll and payroll taxes	937	702
Deferred rent	315	296
Current portion of contingent consideration	21	—
Other accrued liabilities	1,391	1,574

Total current liabilities	11,322	9,748
Notes payable and other obligations, less current portion	223	258
Deferred rent	1,062	1,156
Deferred tax liabilities	483	483
Warranty liability	20	—
Contingent consideration, less current portion	114	—

Total liabilities	13,224	11,645

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,083,109 and 30,816,631 shares issued and outstanding at March 31, 2012, and December 31, 2011, respectively.	31	31
Paid-in capital	5,300	5,096
Retained earnings	5,333	5,013

Total stockholders’ equity	10,664	10,140

Total liabilities and stockholders’ equity	$23,888	$21,785

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2012	2011
Net revenue:
Rental	$2,062		$2,448
Sales	6,882		4,185

	8,944		6,633

Cost of revenue:
Rental	258		334
Sales	1,555		1,110

	1,813		1,444

Gross profit	7,131		5,189
Selling, general and administrative expense	6,645		5,328

Income (loss) from operations	486		(139)
Interest expense	(93)		(58)

Income (loss) before income tax	393		(197)
Income tax (expense) benefit	(73)		87

Net income (loss)	$320		$(110)

Basic and diluted net income (loss) per share	$0.01	$	*

* Less than ($0.01) per share

Weighted average number of common shares outstanding:
Basic	30,881,770		30,631,020

Diluted	31,037,417		30,631,020

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Number of Shares	Common Stock	Paid in Capital	Retained Earnings	Total

January 1, 2012	30,816,631	$31	$5,096	$5,013	$10,140
Issuance of common stock for business acquisition	266,478	—	158	—	158
Employee stock-based compensation	—	—	46	—	46
Net income	—	—	—	320	320

March 31, 2012	31,083,109	$31	$5,300	$5,333	$10,664

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$320	$(110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	213	193
Provision for losses on uncollectible accounts receivable	63	84
Amortization of financing fees	12	10
Issuance of common stock for services	—	18
Deferred rent	(75)	(55)
Employee stock-based compensation expense	46	78
Deferred tax benefit	19	(51)
Changes in operating assets and liabilities net of business acquisition (Note 3):
Accounts receivable	(721)	(714)
Inventory	(995)	(185)
Prepaid expenses	(11)	17
Deposit and other current assets	24	5
Accounts payable	335	179
Accrued liabilities	(47)	146
Income taxes payable	47	(261)

Net cash used in operating activities	(770)	(646)

Cash flows from investing activities:
Purchases of inventory used for rental and equipment	(195)	(310)
Cash paid for acquisition	(145)	—

Net cash used in investing activities	(340)	(310)

Cash flows from financing activities:
Net borrowings from line of credit	1,096	1,049
Deferred financing fees	(2)	(25)
Payments on capital lease obligations	(31)	(24)

Net cash provided by financing activities	1,063	1,000

Net increase in cash	(47)	44
Cash at beginning of period	789	602

Cash at end of period	$742	$646

Supplemental cash flow information:
Interest paid	$62	$42
Income taxes paid	$65	$225
Supplemental disclosure of non-cash investing and financing activities:
Common stock issuances for business acquisition	$158	$—
Increase in accounts payable for business acquisition	$100	$—
Increase in contingent consideration for business acquisition	$135	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Zynex, Inc. and its wholly-owned subsidiaries, Zynex Medical, Inc. (“ZMI”), Zynex NeuroDiagnostics, Inc. (“ZND”), Zynex Monitoring Solutions Inc. (“ZMS”) and Zynex Europe ApS (“ZEU”) are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Amounts as of December 31, 2011 are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which has previously been filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2012 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)	SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for contractual adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation and income taxes.

REVENUE RECOGNITION, ALLOWANCE FOR CONTRACTUAL ADJUSTMENTS AND COLLECTIBILITY

The Company recognizes revenue when each of the following four conditions are met, 1) a contract or sales arrangement exists, 2) products have been shipped and title has transferred, or rental services have been rendered; 3) the price of the products or services is fixed or determinable, and 4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been delivered to the patient and the patient’s insurance (if the patient has insurance) has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and delivered to the patient and the patient’s having insurance has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products, which fulfills its order and transfers title. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(2)	SIGNIFICANT ACCOUNTING POLICIES (continued)

A significant portion of the Company’s revenues are derived, and the related receivables are due, from Third-party Payors. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by Third-Party Payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for contractual adjustments and records additions to the allowance to account for the risk of nonpayment. Contractual adjustments result from reimbursements from Third-party Payors that are less than amounts claimed, where the amount claimed by the Company exceeds the Third-party Payors usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance, and adjusts it at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with the Third-party Payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. Accordingly, changes to the allowance for contractual adjustments, which are recorded in the income statement as a reduction of revenue, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter.

Due to the nature of the industry and the reimbursement environment in which the Company operates, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from Third-party Payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

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

On September 22, 2011, the Company and Anthem reached a settlement resolving all issues, claims and disputes between the parties in the amount of $226 (the “Settlement”). As of March 31, 2012, the Company had an outstanding liability of $83 related to the Settlement.

As of March 31, 2012, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(2)	SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition to the allowance for contractual adjustments, the Company records an allowance for uncollectible accounts receivable. Uncollectible accounts receivable are primarily a result of the following: non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future.

At March 31, 2012 and December 31, 2011, the allowance for uncollectible accounts receivable is $1,704 and $1,680, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at March 31, 2012 include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at March 31, 2012 also include the line of credit, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other third parties for rental or sale to patients. Total (gross) inventories at March 31, 2012 included $5,210 of finished goods, $834 of parts, and $222 of supplies.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At March 31, 2012 and December 31, 2011, the Company had an allowance for obsolete and damaged inventory of approximately $686. The Company had $2,993 of open purchase commitments at March 31, 2012.

PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011	Useful lives
Office furniture and equipment	$1,519	$1,425	3-7 years
Rental inventory	2,659	2,657	5 years
Vehicles	76	76	5 years
Leasehold improvements	368	368	2-6 years
Assembly equipment	114	89	7 years

	4,736	4,615
Less accumulated depreciation	(1,290)	(1,193)

	$3,446	$3,422

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(2)	SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets with estimable lives are amortized in a pattern consistent with the asset’s identifiable cash flows or using a straight-line method over their remaining estimated benefit periods if the pattern of cash flows is not estimable. The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If the carrying amount of the assets exceeds the undiscounted cash flows the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

On March 9, 2012, the Company acquired the assets and assumed certain liabilities of NeuroDyne Medical Corp. for approximately $538 (Note 3). At March 31, 2012, intangible assets consist of the following:

	Amortization Life Years	Intangible Assets, Net
Trade names	5	$72
Non-compete agreement	5	26
Technology	5	135

		$233

(3)	BUSINESS ACQUISITION

On March 9, 2012, ZND entered into an asset purchase agreement and simultaneously closed with NeuroDyne Medical Corp (“NeuroDyne”) to acquire substantially all of NeuroDyne’s assets for the sum of $303 payable at closing ($145 in cash and 266,478 shares of restricted common stock valued at $158), and an additional $100 in cash payable sixty days from the close date (the “Transaction”). In addition, the transaction also provides for additional contingent consideration, based on a declining percentage of net revenue (ranging from 10% to 0.5%) generated by NeuroDyne products over the next seven years. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $344. The fair value of the contingent consideration arrangement was estimated to be $135 at the acquisition date using a discounted cash flow model. Key assumptions include a discount rate of 24% and a range of NeuroDyne net revenues of between $210 and $3,500. The acquisition was accounted for under the acquisition method of accounting.

NeuroDyne is a manufacturer of advanced medical devices for non-invasive measurement of surface electromyography (“sEMG”) and autonomic nervous systems. The devices are used for evaluation and treatment of neurological and neuromuscular disorders as well as education and research. NeuroDyne’s products include medical instruments, sensors, disposable electrodes and software The products are sold world wide and are used by healthcare providers, educators and researchers. ZND intends to utilize NeuroDyne’s distribution network for the already developed products within NeuroDyne, subject to FDA regulation, and NeuroDyne sales channels to more rapidly penetrate the Neurodiagnostics market.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(3)	BUSINESS ACQUISITION (continued)

Allocation of the purchase price was made by the Company among the specific assets and liabilities acquired, as well as among goodwill and other intangible assets identified as acquired by the Company. [ The goodwill of $251 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of NeuroDyne and the Company. All of the goodwill was assigned to the Company’s acquiring segment, ZND. Goodwill is expected to be deductible for tax purposes.

The estimated fair values allocated to the assets and liabilities acquired at the date of the acquisition were as follows:

Landlord Deposit	$3
Property and equipment	42
Inventory, net	29
Tradenames	72
Non-compete agreement	26
Technology	135
Goodwill	251
Warranty liability	(20)

Total purchase price	$538

Results of operations of NeuroDyne for the period from acquisition through March 31, 2012 are insignificant. Pro forma disclosure of the results of operations as though the Company and NeuroDyne had combined at January 1, 2012 and 2011 is not presented as this information would not be materially different from the information on the statements of operations as it is currently presented.

(4)	EARNINGS (LOSS) PER SHARE

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

The calculation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011
Basic:
Net income (loss)	$320		$(110)
Weighted average shares outstanding - basic	30,881,770		30,631,020
Net income (loss) per share - basic	$0.01	$	*
Diluted:
Net income (loss)	$320		$(110)
Weighted average shares outstanding - basic	30,881,770		30,631,020
Dilutive securities	155,647		—
Weighted average shares outstanding - diluted	31,037,417		30,631,020
Net income (loss) per share - diluted	$0.01	$	*

*	Less than ($0.01) per share

Potential common share equivalents as of March 31, 2012 of 1,187,500 related to certain outstanding stock options and warrants, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, as the option exercise prices exceeded the average market price of the Company’s common stock. The actual effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

The effects of potential common stock equivalents for the three months ended March 31, 2011 of 1,907,565 shares, have not been included in the computation of diluted net loss per share as the impact of the potential common shares would decrease the loss per share.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(5)	STOCK-BASED COMPENSATION PLANS

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

In the three months ended March 31, 2012 and 2011, the Company recorded compensation expense related to stock options of $46 and $78, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011 included $7 and $9, respectively, in cost of goods sold and $39 and $69, respectively, in selling, general and administrative expenses. In the three months ended March 31, 2012, the Company did not grant options to employees to purchase shares of common stock. In the three months ended March 31, 2011, the Company granted options to purchase up to 133,500 shares of common stock to employees at exercise prices that ranged from $0.62 to $1.06 per share.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the three months ended March 31, 2011:

2011
Weighted average expected term	6.25 years
Weighted average volatility	108%
Weighted average risk-free interest rate	2.7%
Dividend yield	0%

The weighted average expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The weighted average expected volatility is based on the historical price volatility of the Company’s common stock. The weighted average risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected term of the stock options. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2012 and 2011 was 33% and 35%, respectively.

A summary of stock option activity under the Option Plan for the three months ended March 31, 2012 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2012	1,661,750	$0.98
Granted	—	—
Exercised	—	—
Forfeited	(32,000)	$1.06

Outstanding at March 31, 2012	1,629,750	$0.98	7.2 Years	$160

Exercisable at March 31, 2012	851,251	$1.10	6.5 Years	$88

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(5)	STOCK-BASED COMPENSATION PLANS (continued)

A summary of status of the Company’s non-vested share awards as of and for the three months ended March 31, 2012 is presented below:

	Nonvested Shares Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	853,498	$0.85
Granted	—	—
Vested	(61,249)	$0.78
Forfeited	(13,750)	$0.92

Non-vested at March 31, 2012	778,499	$0.84

As of March 31, 2012, the Company had approximately $258 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.1 years.

(6)	FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities pursuant to accounting guidance which establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value. Theses tiers include:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2012	Significant Unobservable Inputs (Level 3)

Liabilities:
Contingent consideration	$135	$135

The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. The changes in the fair value of this obligation and the accretion expense related to the increase in the net present value of the contingent liabilities was not material for the period. The Company did not have any Level 3 liabilities at the beginning of the period. Level 3 liabilities increased by $135 during the three months ended March 31, 2012. No payments were made.

(7)	INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s income tax expense for the three months ended March 31, 2012 was partially offset by a state income tax refund, which resulted in a lower effective tax rate for the period. The Company paid income taxes of $65 during the first three months of 2012, which was included in income taxes payable at December 31, 2011.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(8)	LINE OF CREDIT

On December 19, 2011, the Company entered into a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc.. The Doral Agreement provides for an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the Company’s asset borrowing base. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement will mature on December 19, 2014. The Company may terminate the Doral Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If the Company terminates the Doral Agreement after December 19, 2012 but before the maturity date, the Company must pay a specified early termination fee. As of March 31, 2012, $4,385 was outstanding under the Doral Agreement and $2,574 was available for borrowing.

As of March 31, 2012, the effective interest rate under the Doral Agreement was 10% (7% interest rate and 3% fees).

As of March 31, 2012, the Company was in compliance with the financial covenants under the Doral Agreement.

(9)	CONCENTRATIONS

The Company sourced approximately 15% of its electrotherapy products from one contract manufacturer in 2012. Management believes that its relationships with suppliers are strong; however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at March 31, 2012 that made up approximately 32% of the net accounts receivable balance. The same private health insurance carrier made up approximately 30% of net accounts receivable at December 31, 2011.

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

On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. On March 30, 2011, the United States District Court of Colorado entered an Order denying the Company’s motion to dismiss. On November 8, 2011, the parties entered into an agreement to settle the lawsuit for a payment of $2.5 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The settlement is expected to be fully funded by insurance and is subject to final approval of the court. The final approval hearing is currently scheduled for September 14, 2012.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(10)	LITIGATION (continued)

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

On March 15, 2012, the parties reached an agreement in principle to settle the stockholder derivative suit. Under the terms of the settlement, the Company will implement certain corporate governance reforms, the claims asserted in the lawsuit will be released, and the lawsuit will be dismissed with prejudice. The Company and its directors’ and officers’ liability insurer have agreed to pay up to $95 ($15 from the Company and $80 from the Company’s director and officer insurer) to plaintiff’s counsel for their attorneys’ fees. The settlement is subject to customary conditions, including approval by the District Court. The final approval hearing is currently scheduled for June 27, 2012. As of March 31, 2012, the Company accrued $15 relating to this litigation.

Litigation is subject to inherent uncertainties, and if an unfavorable resolution of this matter occurs beyond the amount accrued, the Company’s business, results of operations, and financial condition could be adversely affected.

The Company is not a party to any other material pending legal proceedings.

(11)	SEGMENT REPORTING

At March 31, 2012, the Company has determined that its subsidiaries, ZMI, ZND and ZMS each represent reporting segments. This determination was made based on the nature of the products and services offered to customers or the nature of the function in the organization. The accounting policies for each of these segments are the same as those described in Note 2, and inter-segment transactions are eliminated. Net revenue was primarily generated from sales in the United States. The tables below summarize information about reported segments for the three months ended March 31, 2012 and 2011.

Zynex Medical (ZMI):

ZMI designs, manufactures and markets U.S. Food and Drug Administration (“FDA”) cleared medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZMI devices are intended for pain management to reduce reliance on drugs and medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IF”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). ZMI products require a physician’s prescription, authorization or order before they can be dispensed in the U.S. ZMI considers the physician’s prescription as an “order”, and it is on this basis that product is provided to the patient and ZMI either bills the patient directly, bills the patient’s private insurance or bills Medicare or Medicaid for payment.

Zynex NeuroDiagnostics (ZND):

ZND was formed to market, through product development and acquisitions, EMG, EEG, sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing ZMI diagnostic EMG technology. As described in Note 3, on March 9, 2012, ZND acquired NeuroDyne. NeuroDyne is a manufacturer of advanced medical devices for non-invasive measurement of sEMG and autonomic nervous systems.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(11)	SEGMENT REPORTING (continued)

Zynex Monitoring Solutions (ZMS):

ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring. ZMS activities to date represent research and product development, specifically related to a non-invasive blood volume monitor. The blood volume monitor is a non-invasive medical device for monitoring central blood volume that would be used in operating and recovery rooms to detect blood loss during surgery and internal bleeding during recovery.

	ZMI	ZND	ZMS	TOTAL
THREE MONTHS ENDED MARCH 31, 2012
Sales	8,869	75	—	8,944
Gross profit	7,081	50	—	7,131
Total assets	23,098	781	9	23,888

THREE MONTHS ENDED MARCH 31, 2011
Sales	6,633	—	—	6,633
Gross profit	5,189	—	—	5,189
Total assets	16,701	23	18	16,742

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our ability to engage additional sales representatives, the need to obtain Federal Drug and Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the uncertain outcome of pending material litigation and other risks described in our Annual Report on Form 10-K for the year ended December 31, 2011.

These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2011 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

The Company currently has four wholly-owned subsidiaries; Zynex Medical, Inc. (ZMI), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Monitoring Solutions Inc. (ZMS) and Zynex Europe ApS (ZEU) (established in 2012). ZMI represents the majority of the Company’s revenue. ZND had insignificant revenues and ZMS and ZEU did not produce any revenues for the three months ended March 31, 2012.

RESULTS OF OPERATIONS (Amounts in thousands):

Revenue

Our products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare insurance providers on behalf of patients. Our products may also be purchased by dealers. If a patient is covered by health insurance, the Third-party Payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges. We also sell consumable supplies, consisting primarily of surface electrodes and batteries that are used in conjunction with our electrotherapy products.

Revenue is reported net, after adjustments for estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients which may affect collectability. See Note 2 to the Unaudited Condensed Consolidated Financial Statements in this quarterly report for a more complete explanation of our revenue recognition policies.

On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement ICD-10 (International Classification of Diseases, 10th Edition) for medical reimbursement coding of insurance claims by October 1, 2013. ICD-10 codes contain significantly more information than the ICD-9 codes previously used for medical coding and requires covered entities, including the Company, to code with much greater detail and specificity than ICD-9 codes. In a related final rule released the same day, HHS mandated that the HIPAA transaction standards required by HIPAA for all electronic health care claims must switch to Version 5010 from Version 4010/4010A by April 1, 2012. HHS adopted version 5010 to replace the current standards that covered entities must use when conducting claims submissions and other electronic transactions covered by HIPAA. The transition to Version 5010, which began late in 2011, has resulted in several providers, including us, having a more difficult time receiving payment from Third-party Payors. During the first quarter of 2012, we experienced a decline in our cash collections due to this issue. We have identified and are closely monitoring claims submitted under Version 5010. No assurance can be given that our claims will be paid in a timely manner or at all. As of March 31, 2012, we have recorded adjustments to our net revenue to account for the Version 5010 issue but those adjustments may prove to be inadequate. Depending on how and whether the industry rectifies the Version 5010 issue and the ultimate outcome of our claims submitted under Version 5010, our net revenue and cash collections may continue to be adversely impacted in future periods.

Total Net Revenue (Rental and Sale).

	Three months ended
Total net revenue by type (in thousands):	March 31, 2012	March 31, 2011
Net Rental Revenue	$2,062	$2,448
Sales of electrotherapy and other products	3,058	1,509
Sales of recurring consumable supplies	3,824	2,676

Total Net Sales Revenue	6,882	4,185

Total Net Revenue	$8,944	$6,633

Total net revenue increased $2,311, or 35%, to $8,944 for the three months ended March 31, 2012, from $6,633 for the three months ended March 31, 2011. The increase was due primarily to a 54% increase in prescriptions (orders) for our electrotherapy products for the three month period ended March 31, 2012 as compared to the same period in 2011, and a 43% increase in sales of our recurring consumable supplies (surface electrodes and batteries) for the three months ended March 31, 2012 as compared to the same period in 2011. The overall increase in total net revenue for the three months ended March 31, 2012 was partially offset by adjustments made to account for reimbursement trends and specific provisions for the Version 5010 industry transition. The increased orders are directly related to our continued addition of industry-experienced sales representatives, which benefit us by serving markets that we had not yet penetrated and providing greater awareness of our products to end users and physicians. As of March 31, 2012, we had over 200 field sales representatives versus just over 150 field sales representatives as of March 31, 2011. The increased sales of consumable supplies are directly related to the increased number of products currently in the market.

We believe the incremental addition of industry-experienced sales representatives allowed us to increase our market presence and increase orders during the first three months of 2012. Orders for our products lead to (1) rental income, which we anticipate receiving on a recurring basis over the time patients use our products, (2) direct sales of our products, and (3) corresponding recurring sales of electrodes and other supplies for our products, all of which are subject to our ability to collect payment due to contractual adjustments by insurers. Our products are subject to reimbursement policies of Third-party Payors, which we may not be able to determine with any certainty. These Third-party Payor policies typically dictate whether our products will be purchased or rented. Therefore, our revenue mix of net rental and net sales revenue may fluctuate from time to time and may not be an indicator of the overall demand for our products. We are unable to determine if the reimbursement policy trend towards purchasing rather than renting our products will continue or change in the future, as it is based on many market and Third-party Payor factors. However, we believe that based on the current demand for our products, a change in reimbursement policy will not have a significant impact on our total revenue, as we believe it will only shift our revenue mix. Shifts in our revenue mix may also have a material impact on our overall gross margin, as product sales result in a lower gross profit because their cost of sales is higher than that from rentals (cost of sales associated with rentals is primarily depreciation).

Net Rental Revenue

Net Rental Revenue decreased $386, or 16%, to $2,062 for the three months ended March 31, 2012, from $2,448 for the three months ended March 31, 2011.

Net Rental Revenue for the three months ended March 31, 2012 represented 23% of total net revenue compared to 37% for the three months ended March 31, 2011. The decrease in net rental revenue for the three months ended March 31, 2012 is primarily due to the continued shift in our revenue mix (from rentals to direct purchase) and adjustments made to account for reimbursement trends and specific provisions for the Version 5010 industry transition.

Net Sales Revenue

Net Sales Revenue increased $2,697, or 64%. to $6,882 for the three months ended March 31, 2012, from $4,185 for the three months ended March 31, 2011.

Net Sales Revenue for the three months ended March 31, 2012 represented 77% of total net revenue compared to 63% for the three months ended March 31, 2011. Net Sales Revenue is comprised of two primary components: sales of electrotherapy devices and private-labeled distributed products, representing 34% of total net revenue for the three months ended March 31, 2012, and sales of recurring device consumables (batteries and electrodes), representing 43% of total net revenue for the three months ended March 31, 2012. This compares to the sale of electrotherapy devices and private-labeled distributed products representing 23% of total net revenue for the three months ended March 31, 2011 and sale of device consumables representing 40% of total net revenue for the three months ended March 31, 2011. The increase in Net Sales Revenue for the three months ended March 31, 2012 was primarily due to a 54% increase in orders over the same period in 2011, the current change in Third-party Payor reimbursement trends, in favor of purchasing products rather than renting them, and the increased number of units in the market (previously sold or actively being rented). These additional units in the market resulted in a 43% increase of sales of our recurring consumable supplies over the comparable three month period in 2011. The increase in net sales revenue was partially offset by adjustments made to account for reimbursement trends and specific provisions for the Version 5010 industry transition.

Gross Profit

Total gross profit for the three months ended March 31, 2012 was $7,131 (or 80% of total net revenue) compared to $5,189 (or 78% of total net revenue) in the three months ended March 31, 2011.

Total gross profit percentage for the three months ended March 31, 2012 increased 2% over the three months ended March 31, 2011. The increase in our total gross profit percentage for the three months ended March 31, 2012 was primarily due to the increase in total net revenue and revenue mix. During the three months ended March 31, 2012, we experienced a 35% increase in total net revenue over the comparable period in 2011. The total net revenue increase for the periods positively impacted our gross profit percentage, as we had incremental net revenue that exceeded fixed costs in manufacturing. Our revenue mix for the first three months of 2012 consisted of 23% product rentals, 34% product sales and 43% consumable supplies as compared to 37% product rentals, 23% product sales and 40% consumable supplies. Our revenue mix for the first three months of 2012 positively impacted our gross margins, as we experienced an increase in consumable supplies, which typically yield a higher gross profit margin, and our product sales included a large portion of our next generation TENS unit, the NexWave (introduced late in 2011), which carries a lower material cost than our previous generation TENS devices.

Selling, General and Administrative (“SG&A”)

Total SG&A expenses increased $1,317, or 25%, to $6,645 for the three months ended March 31, 2012 from $5,328 for the three months ended March 31, 2011.

A summary of expenses by department for the three months ended March 31, 2012 and 2011 is provided below:

	Three months ended
	March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue
Sales & Marketing	$3,095	35%	$1,752	26%
Reimbursement & Billing	2,034	23%	2,245	34%
General & Administrative	1,183	13%	937	14%
Engineering & Operations	333	4%	394	6%

Total SG&A expenses	$6,645	74%	$5,328	80%

Our sales and marketing expenses increased by $1,343 for the three months ended March 31, 2012 over the same period in 2011 due to incremental commissions incurred in the current period (total orders increased 54% for the three months ended March 31, 2012 over the same period in 2011) and the addition of direct field sales representatives. Our reimbursement and billing expenses decreased by $211 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. During the first quarter of 2011, we incurred severance and transition related expenses in our reimbursement and billing department related to the retirement of the Company’s Vice President of Reimbursement and Billing. Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from Third-party Payors. Therefore, we continue to evaluate and monitor the infrastructure in this department, as it is our primary function for cash collections, which may result in increased expenses in future periods. Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with Third-party Payors could result in an increase to our aggregate accounts receivable collection percentage. Our general and administrative expenses increased by $246 for the three months ended March 31, 2012 over the same period in 2011, which was primarily the result of administrative infrastructure, including the addition of regulatory personnel, required to support the increase in 2012 total net revenue. Engineering and operations decreased by $61 for the three months ended March 31, 2012 over the same period in 2011. During the first quarter of 2012, we increased the in-house manufacturing activities for some of our products, which resulted in more operational costs being classified as cost of sales. Total Engineering and operations costs were $684 and $505, including the reclassification to cost of sales, for the three months ended March 31, 2012 and 2011, respectively. The increase in engineering and operations, including the reclassification to cost of sales, is directly related to expenses incurred in our ZND and ZMI subsidiaries for engineering and clinical research.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $93 compared to $58 for the same period in 2011. The increase in interest expense is a result of our increased use of our revolving line of credit during the first three months of 2012, which resulted in a revolving line of credit balance of $4,385 as of March 31, 2012, versus a balance of $2,319 as of March 31, 2011.

Income Tax Expense

Income tax expense for the three months ended March 31, 2012 was $73 compared to an income tax benefit of $87 for the same period in 2011. The increase in income tax expense is primarily due to the $393 income before income tax recorded for the three months ended March 31, 2012 versus a loss before income tax of $197 for the same period in 2011. Our income tax expense for the first quarter of 2012 was partially offset by a state income tax refund, which resulted in a lower effective tax rate for the period. Because we have permanent differences (expenses which are not deductible for income tax reporting), which create taxable income greater than the income before taxes in our statement of operations, we expect taxes on this taxable income to cause our income tax expense to be at a higher effective tax rate than the statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

On December 19, 2011, we entered into a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc.. The Doral Agreement provides for an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the our asset borrowing base. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement will mature on December 19, 2014. As of March 31, 2012, the effective interest rate under the Doral Agreement was 10% (7% interest rate and 3% fees). We may terminate the Doral Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If we terminate the Doral Agreement after December 19, 2012 but before the maturity date, we must pay a specified early termination fee. As of March 31, 2012, $4,385 was outstanding under the Doral Agreement and $2,574 was available for borrowing.

The Doral Agreement also contains customary restrictive and financial covenants for asset-backed revolving credit facilities. As of March 31, 2012, we were in compliance with the restrictive and financial covenants under the Doral Agreement.

Limited Liquidity

Cash at March 31, 2012 was $742, compared to cash at December 31, 2011 of $789.

Cash used in operating activities was $770 for the three months ended March 31, 2012 compared to $646 of cash used in operating activities for the three months ended March 31, 2011. The increase in cash used in operating activities for the three months ended March 31, 2012 was primarily the result of decreases in collections on accounts receivable, including the impact of the industry Version 5010 electronic claims processing conversion, and increases in inventory required to support our growing revenue, offset by increased net income and adjustments for non-cash items.

Cash used in investing activities for the three months ended March 31, 2012 was $340 compared to cash used in investing activities of $310 for the three months ended March 31, 2011. Cash used in investing activities for the three months ended March 31, 2012 primarily represents the purchase and in-house production of rental products, purchases of capital equipment and the purchase of the assets of NeuroDyne Medical Corp. (refer to Note 3 of our Unaudited Condensed Consolidated Financial Statements). Cash used in investing activities for the three months ended March 31, 2011 primarily represents the purchase and in-house production of rental products and purchases of capital equipment, offset by proceeds received in a lease termination.

Cash provided by financing activities was $1,063 for the three months ended March 31, 2012 compared with cash provided by financing activities of $1,000 for the three months ended March 31, 2011. The primary financing sources of cash for the three months ended March 31, 2012 and 2011 were net borrowings under our revolving credit facility, partially offset by payments on capital lease obligations and deferred financing fees.

We have limited liquidity. Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (b) the required high levels of inventory kept with sales representatives that are standard in the electrotherapy industry, (c) the payment of commissions to salespersons based on sales or rental orders prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer, (d) the need for expenditures to continue to enhance the Company’s internal billing processes, (e) the delayed cost recovery inherent in rental transactions and transactions, (f) expenditures required for on-going product development, and (g) increased commitments resulting from the premises lease signed in November 2009. In addition, during the three months ended March 31, 2012, our cash flows were negatively impacted by industry conversion to HHS mandated Version 5010 for all electronic health care claims. As described above, we cannot predict at what point these issues will be resolved. As our business and sales grow, some of these liquidity strains will increase. Limited liquidity may restrict our ability to carry out our current business plans and curtail our revenue growth.

Our long-term business plan contemplates organic growth in revenues and potential acquisitions. Therefore, in order to support a growth in revenue, we require, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, and the increase in office lease payments (for our new, larger building) to support the higher level of operations. On March 9, 2012, in an effort to diversify our product line and penetrate markets that our ZND subsidiary serves, we acquired substantially all NeuroDyne Medical Corp’s assets (refer to Note 3 of our Unaudited Condensed Consolidated Financial Statements). Matters relating to the acquisition (including integration, operation and sales) have and will continue to require commitments of time and resources, which may detract and impede growth in other areas of our business.

We believe that our cash flows from operating activities and borrowing available under the Doral Agreement will fund our cash requirements through March 31, 2013.

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the Doral Agreement and borrowing base limitations. Although the maximum amount of the line of credit is $7,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations, which may limit our ability to borrow the maximum amount. As of March 31, 2012, $4,385 was outstanding under the Doral Agreement and $2,574 was available for borrowing.

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

On September 22, 2011, we reached a settlement with Anthem resolving all issues, claims and disputes between us in the amount of $226 (the “Settlement”). As of March 31, 2012, we had an outstanding liability of $83 related to the Anthem Settlement.

As of March 31, 2012, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

On March 9, 2012, we entered into an asset purchase agreement with NeuroDyne. The transaction provides for a seven year contingent consideration, based on a declining percentage of net revenue generated by NeuroDyne products. [The potential amount of all future payments that we could be required to make under the contingent consideration arrangement is between $0 and $344 (refer to Note 3 of our Unaudited Condensed Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 28, 2012, and Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further discussion of our “Critical Accounting Policies.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 17, 2010, we filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, we filed a Reply in Support of Defendant’s Motion to Dismiss. On March 30, 2011, the United States District Court of Colorado entered an Order denying our motion to dismiss. On November 8, 2011, the parties entered into an agreement to settle the lawsuit for a payment of $2.5 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The settlement is expected to be fully funded by insurance and is subject to final approval of the court. The final approval hearing is currently scheduled for September 14, 2012.

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

On March 15, 2012, the parties reached an agreement in principle to settle the stockholder derivative suit. Under the terms of the settlement, the Company will implement certain corporate governance reforms, the claims asserted in the lawsuit will be released, and the lawsuit will be dismissed with prejudice. We and our directors’ and officers’ liability insurers have agreed to pay up to $95,000 ($15,000 from the Company and $80,000 from the Company’s director and officer insurer) to plaintiff’s counsel for their attorneys’ fees. The settlement is subject to customary conditions, including approval by the District Court. The final approval hearing is currently scheduled for June 27, 2012. As of March 31, 2012, we had $15,000 accrued for this litigation.

Litigation is subject to inherent uncertainties, and if an unfavorable resolution of this matter occurs, our business, results of operations, and financial condition could be adversely affected.

We are not a party to any other material pending legal proceedings.

ITEM 1A. RISK FACTORS

Readers are encouraged to carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2011 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors contained in our 2011 Annual Report, except for the following:

New insurance reimbursement coding rules may delay the receipt of revenue and further strain our liquidity.

On January 16, 2009, the U.S. Department of Health and Human Services (“HHS”) released the final rule mandating that everyone covered by the Health Insurance Portability and Accountability Act (“HIPAA”) must implement ICD-10 (International Classification of Diseases, 10th Edition) for medical reimbursement coding of insurance claims by October 1, 2013. ICD-10 codes contain significantly more information than the ICD-9 codes previously used for medical coding and requires covered entities, including the Company, to code with much greater detail and specificity than ICD-9 codes. In a related final rule released the same day, HHS mandated that the HIPAA transaction standards required by HIPAA for all electronic health care claims must switch to Version 5010 from Version 4010/4010A by April 1, 2012. HHS adopted version 5010 to replace the current standards that covered entities must use when conducting claims submissions and other electronic transactions covered by HIPAA. The transition to Version 5010, which began late in 2011, has resulted in us having a more difficult time receiving payment from Third-party Payors. During the first quarter of 2012, we experienced a decline in our cash collections due to this issue. We have identified and are closely monitoring claims submitted under Version 5010. No assurance can be given that our claims will be paid in a timely manner or at all. As of March 31, 2012, we have recorded adjustments to our net revenue to account for the Version 5010 issue but those adjustments may prove to be inadequate. Depending on how and whether the industry rectifies the Version 5010 issue and the ultimate outcome of our claims submitted under Version 5010, our net revenue and cash collections may continue to be adversely impacted in future periods, which could strain our liquidity and hamper our operations.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008).

4.1	Form of Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006).

10.1	Asset Purchase Agreement, date March 9, 2012, among Zynex Neurodiagnostics, Inc., NeuroDyne Medical Corp. and the shareholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 13, 2012).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity as of March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

Dated: May 14, 2012	/s/Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: May 14, 2012	/s/Anthony A. Scalese
Anthony A. Scalese
Chief Financial Officer