Form 10-Q
period 2012-06-30
ZYNEX INC
filed 2012-08-13
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 13, 2012
Common Stock, par value $0.001	31,133,109

ZYNEX, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2012	December 31, 2011
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$623	$789
Accounts receivable, net	12,143	10,984
Inventory	6,554	4,556
Prepaid expenses	202	293
Deferred tax assets	1,469	1,384
Other current assets	44	42

Total current assets	21,035	18,048
Property and equipment, net	3,684	3,422
Deposits	168	170
Deferred financing fees, net	123	145
Intangible assets, net	233	—
Goodwill	251	—

Total assets	$25,494	$21,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$5,201	$3,289
Current portion of notes payable and other obligations	139	131
Accounts payable	2,705	2,189
Income taxes payable	1,739	1,567
Accrued payroll and payroll taxes	980	702
Deferred rent	334	296
Current portion of contingent consideration	21	—
Other accrued liabilities	1,376	1,574

Total current liabilities	12,495	9,748
Notes payable and other obligations, less current portion	187	258
Deferred rent	970	1,156
Deferred tax liabilities	511	483
Warranty liability	20	—
Contingent consideration, less current portion	120	—

Total liabilities	14,303	11,645

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,
31,108,109 and 30,816,631 shares issued and outstanding at June 30, 2012, and December 31, 2011, respectively.	31	31
Paid-in capital	5,354	5,096
Retained earnings	5,806	5,013

Total stockholders’ equity	11,191	10,140

Total liabilities and stockholders’ equity	$25,494	$21,785

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue:
Rental	$2,437	$2,447	$4,499	$4,895
Sales	7,589	5,948	14,471	10,133

	10,026	8,395	18,970	15,028

Cost of revenue:
Rental	273	392	531	726
Sales	1,513	1,335	3,068	2,445

	1,786	1,727	3,599	3,171

Gross profit	8,240	6,668	15,371	11,857
Selling, general and administrative expense	7,308	5,769	13,953	11,097

Income from operations	932	899	1,418	760

Other income (expense):
Interest income	—	1	—	1
Interest expense	(81)	(80)	(174)	(138)
Other income (expense)	(7)	2	(7)	2

	(88)	(77)	(181)	(135)

Income before income tax	844	822	1,237	625
Income tax expense	371	338	444	251

Net income	$473	$484	$793	$374

Net income per share:
Basic	$0.02	$0.02	$0.03	$0.01

Diluted	$0.02	$0.02	$0.03	$0.01

Weighted average number of common shares outstanding:
Basic	31,091,900	30,756,717	30,986,478	30,694,216

Diluted	31,249,107	31,025,478	31,142,876	30,957,206

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Number of Shares	Common Stock	Paid in Capital	Retained Earnings	Total
January 1, 2012	30,816,631	$31	$5,096	$5,013	$10,140

Issuance of common stock for business acquisition	266,478	—	158	—	158

Issuance of common stock for option exercise	25,000	—	10	—	10

Employee stock-based compensation	—	—	90	—	90

Net income	—	—	—	793	793

June 30, 2012	31,108,109	$31	$5,354	$5,806	$11,191

See accompanying notes to unaudited condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$793	$374
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	432	389
Accretion of contingent consideration	6	—
Provision for losses on uncollectible accounts receivable	158	630
Amortization of intangible assets	18	—
Amortization of financing fees	24	23
Issuance of common stock for services	—	44
Provision for obsolete inventory	190	—
Deferred rent	(148)	(111)
Employee stock-based compensation expense	90	146
Deferred tax benefit	(57)	(81)
Changes in operating assets and liabilities net of business acquisition (Note 3):
Accounts receivable	(1,317)	(2,834)
Inventory	(2,093)	(93)
Prepaid expenses	91	9
Deposit and other current assets	3	(49)
Accounts payable	516	145
Accrued liabilities	80	609
Income taxes payable	172	(192)

Net cash used in operating activities	(1,042)	(991)

Cash flows from investing activities:
Purchases of equipment and inventory used for rental	(718)	(739)
Cash paid for domain name	(18)	—
Cash paid for acquisition	(245)	—

Net cash used in investing activities	(981)	(739)

Cash flows from financing activities:
Net borrowings from line of credit	1,912	1,934
Issuance of common stock	10	48
Deferred financing fees	(2)	(25)
Payments on capital lease obligations	(63)	(46)

Net cash provided by financing activities	1,857	1,911

Net increase in cash	(166)	181
Cash at beginning of period	789	602

Cash at end of period	$623	$783

Supplemental cash flow information:
Interest paid	$152	$102
Income taxes paid	$365	$525
Supplemental disclosure of non-cash investing and financing activities:
Common stock issuances for business acquisition	$158	$—
Increase in contingent consideration for business acquisition	$141	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Zynex, Inc. and its wholly-owned subsidiaries, Zynex Medical, Inc. (“ZMI”), Zynex NeuroDiagnostics, Inc. (“ZND”), Zynex Monitoring Solutions Inc. (“ZMS”) and Zynex Europe ApS (“ZEU”) are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Amounts as of December 31, 2011 are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which has previously been filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2012 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

REVENUE RECOGNITION, ALLOWANCE FOR CONTRACTUAL ADJUSTMENTS AND COLLECTIBILITY

The Company recognizes revenue when each of the following four conditions are met 1) a contract or sales arrangement exists 2) products have been shipped and title has transferred, or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been delivered to the patient and the patient’s insurance (if the patient has insurance) has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and delivered to the patient and the patient’s insurance coverage has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products, which fulfills its order and transfers title. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

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

The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. For example, on April 26, 2010, the Company received a refund request from Anthem Blue Cross Blue Shield (“Anthem”) covering the period from October 1, 2008 (the date of the last retrospective audit by Anthem) through March 12, 2010. These requests are sometimes related to a limited number of patients or products; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews these refund claims when it is rebilling or pursuing reimbursement from that insurance provider. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued.

On September 22, 2011, the Company and Anthem reached a settlement resolving all issues, claims and disputes between the parties in the amount of $226 (the “Settlement”). As of June 30, 2012, the Company had an outstanding liability of $42 related to the Settlement.

As of June 30, 2012, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

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

At June 30, 2012 and December 31, 2011, the allowance for uncollectible accounts receivable is $1,784 and $1,680, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at June 30, 2012 include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at June 30, 2012 also include the line of credit and notes payable, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other third parties for rental or sale to patients. Total (gross) inventories at June 30, 2012 included $5,650 of finished goods, $825 of parts, and $889 of supplies.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At June 30, 2012, the Company had an allowance for obsolete and damaged inventory of approximately $810 and an allowance for obsolete and damaged inventory of approximately $686 at December 31, 2011. The Company had $3,190 of open purchase commitments at June 30, 2012.

PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011	Useful lives
Office furniture and equipment	$1,631	$1,425	3-7 years
Rental inventory	2,849	2,657	5 years
Vehicles	76	76	5 years
Leasehold improvements	375	368	2-6 years
Assembly equipment	133	89	7 years

	5,064	4,615
Less accumulated depreciation	(1,380)	(1,193)

	$3,684	$3,422

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

GOODWILL AND INTANGIBLE ASSETS (continued)

that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company adopted Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the more quantitative two-step impairment test. There were no events during the second quarter of 2012 that indicated that an impairment of goodwill exists.

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

On March 9, 2012, the Company acquired the assets and assumed certain liabilities of NeuroDyne Medical Corp. (“NeuroDyne”) for approximately $538 (Note 3). At June 30, 2012, intangible assets consist of the following:

	Amortization Life Years	Intangible Assets
Trade names	5	$72
Non-compete agreement	5	26
Technology	5	135
Domain name	1	18

Total intangible assets, gross		251
Less: accumulated amortization		(18)

Total intangible assets, net		$233

(3) BUSINESS ACQUISITION

On March 9, 2012, ZND entered into an asset purchase agreement and simultaneously closed with NeuroDyne to acquire substantially all of NeuroDyne’s assets for the sum of $303 payable at closing ($145 in cash and 266,478 shares of restricted common stock valued at $158), and an additional $100 in cash paid sixty days from the close date (the “Transaction”). In addition, the transaction also provides for additional contingent consideration, based on a declining percentage of net revenue (ranging from 10% to 0.5%) generated by NeuroDyne products over the next seven years. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $344. The fair value of the contingent consideration arrangement was estimated to be $135 at the acquisition date using a discounted cash flow model. Key assumptions include a discount rate of 24% and a range of NeuroDyne net revenues of between $210 and $3,500 per year. The acquisition was accounted for under the acquisition method of accounting. In accordance with authoritative guidance for business combinations, the contingent consideration is considered to be a liability and accordingly will be subject to further valuation and re-measurement at interim reporting dates with any changes recognized in earnings (Note 6).

NeuroDyne is a manufacturer of advanced medical devices for non-invasive measurement of surface electromyography (“sEMG”) and autonomic nervous systems. The devices are used for evaluation and treatment of neurological and neuromuscular disorders as well as education and research. NeuroDyne’s products include medical instruments, sensors, disposable electrodes and software. The products are sold world wide and are used by healthcare providers, educators and researchers. ZND intends to utilize NeuroDyne’s distribution network for the already developed products within NeuroDyne, subject to the U.S. Food and Drug Administration (“FDA”) regulation, and NeuroDyne sales channels to more rapidly penetrate the neurodiagnostics market.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

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

Results of operations of NeuroDyne for the period from acquisition through June 30, 2012 are insignificant. Pro forma disclosure of the results of operations as though the Company and NeuroDyne had combined at January 1, 2012 and 2011 is not presented as this information would not be materially different from the information on the statements of operations as it is currently presented.

(4) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method.

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic:
Net income	$473	$484	$793	$374
Weighted average shares outstanding – basic	31,091,900	30,756,717	30,986,478	30,694,216
Net income per share – basic	$0.02	$0.02	$0.03	$0.01
Diluted:
Net income	$473	$484	$793	$374
Weighted average shares outstanding – basic	31,091,900	30,756,717	30,986,478	30,694,216
Dilutive securities	157,207	268,761	156,398	262,990
Weighted average shares outstanding – diluted	31,249,107	31,025,478	31,142,876	30,957,206
Net income per share – diluted	$0.02	$0.02	$0.03	$0.01

Potential common share equivalents as of June 30, 2012 and June 30, 2011 of 1,041,000 and 1,120,500, respectively, related to certain outstanding stock options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, as the option exercise prices exceeded the average market price of the Company’s common stock. The effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(5) STOCK-BASED COMPENSATION PLANS

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

In the three months ended June 30, 2012 and 2011, the Company recorded compensation expense related to stock options of $44 and $68, respectively. In the six months ended June 30, 2012 and 2011, the Company recorded compensation expense related to stock options of $90 and $146, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2012 and 2011 included $6 and $6, respectively, in cost of goods sold and $38 and $62, respectively, in selling, general and administrative expenses. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2012 and 2011 included $13 and $15, respectively, in cost of goods sold and $77 and $131, respectively, in selling, general and administrative expenses.

In the six months ended June 30, 2012, the Company did not grant options to employees to purchase shares of common stock. In the six months ended June 30, 2011, the Company granted options to purchase up to 173,500 shares of common stock to employees at exercise prices that ranged from $0.62 to $1.06 per share.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the six months ended June 30, 2011:

2011
Weighted average expected term	6.25 years
Weighted average volatility	139%
Weighted average risk-free interest rate	2.0%
Dividend yield	0%

The weighted average expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The weighted average expected volatility is based on the historical price volatility of the Company’s common stock. The weighted average risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected term of the stock options. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2012 and 2011 was 33% and 35%, respectively.

A summary of stock option activity under the Option Plan for the six months ended June 30, 2012 is presented below:

		Weighted	Weighted Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2012	1,661,750	$0.98
Granted	—	—
Exercised	(25,000)	$0.41
Forfeited	(165,500)	$0.95

Outstanding at June 30, 2012	1,471,250	$1.00	6.9 Years	$152

Exercisable at June 30, 2012	847,625	$1.13	6.3 Years	$75

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(5) STOCK-BASED COMPENSATION PLANS (continued)

A summary of status of the Company’s non-vested share awards as of and for the six months ended June 30, 2012 is presented below:

	Nonvested Shares	Weighted Average
	Shares Under Option	Grant Date Fair Value
Non-vested at January 1, 2012	853,498	$0.85
Granted	—	$—
Vested	(170,373)	$0.93
Forfeited	(59,500)	$0.88

Non-vested at June 30, 2012	623,625	$0.76

As of June 30, 2012, the Company had approximately $221 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.9 years.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2012	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$141	$141

The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. The changes in the fair value of this obligation and the accretion expense related to the increase in the net present value of the contingent liabilities was $6 for the three and six months ended June 30, 2012. The Company did not have any Level 3 liabilities at June 30, 2011. Level 3 liabilities increased by $6 and $135, respectively during the three and six months ended June 30, 2012. No contingent payments were made during the period.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(7) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s income tax expense for the six months ended June 30, 2012 was partially offset by a state income tax refund, which resulted in a lower effective tax rate for the period. The Company’s effective income tax rate for the six months ended June 30, 2012 was 36%. The Company paid income taxes of $365 during the first six months of 2012, which was included in income taxes payable at December 31, 2011. Included in income tax payable at June 30, 2012 (recorded December 2010) was $257 of penalties and interest from 2010. The Company received notice during the three months ended June 30, 2012 that such penalties and interest would not be abated. The Company paid the full amount of penalties and interest in July 2012.

(8) LINE OF CREDIT

On December 19, 2011, the Company entered into a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. The Doral Agreement provides for an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the Company’s asset borrowing base. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement will mature on December 19, 2014. The Company may terminate the Doral Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If the Company terminates the Doral Agreement after December 19, 2012 but before the maturity date, the Company must pay a specified early termination fee. As of June 30, 2012, $5,201 was outstanding under the Doral Agreement and $1,757 was available for borrowing.

As of June 30, 2012, the effective interest rate under the Doral Agreement was 9% (7% interest rate and 2% fees).

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of June 30, 2012, the Company was in compliance with the financial covenants under the Doral Agreement.

(9) CONCENTRATIONS

The Company sourced approximately 15% of its electrotherapy products from one contract manufacturer in the six months ended

June 30, 2012. Management believes that its relationships with suppliers are strong; however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at June 30, 2012 that made up approximately 29% of the net accounts receivable balance. The same private health insurance carrier made up approximately 30% of net accounts receivable at December 31, 2011.

(10) LITIGATION

A lawsuit was filed against the Company, its President and Chief Executive Officer and its former Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits alleged substantially the same matters and have been consolidated. On April 19, 2010, plaintiffs filed a Consolidated Class Action Complaint (Civil Action No. 09-cv-00780-REB-KLM). The consolidated lawsuit refers to the April 1, 2009 announcement by the Company that it would restate its unaudited interim financial statements for the first three quarters of 2008. The lawsuit purports to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and June 30, 2009. The lawsuit alleges, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(10) LITIGATION (continued)

operating conditions for the first three quarters of 2008 and other misleading statements. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action. On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. On March 30, 2011, the United States District Court of Colorado entered an Order denying the Company’s motion to dismiss. On November 8, 2011, the parties entered into an agreement to settle the lawsuit for a payment of $2.5 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The settlement is expected to be fully funded by insurance and is subject to final approval of the court. The final approval hearing is currently scheduled for September 14, 2012.

Litigation is subject to inherent uncertainties, and if an unfavorable resolution of these matters occurs beyond the amount accrued, the Company’s business, results of operations, and financial condition could be adversely affected.

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

On March 15, 2012, the parties reached an agreement in principle to settle the stockholder derivative suit. Under the terms of the settlement, the Company will implement certain corporate governance reforms, the claims asserted in the lawsuit will be released, and the lawsuit will be dismissed with prejudice. The Company and its directors’ and officers’ liability insurer have agreed to pay up to $95 ($15 from the Company and $80 from the Company’s director and officer insurer) to plaintiff’s counsel for their attorneys’ fees. On June 27, 2012, the Court approved the settlement, and the lawsuit was dismissed. As of June 30, 2012, the Company accrued $15 relating to this litigation.

The Company is not a party to any other material pending legal proceedings.

(11) SEGMENT REPORTING

At June 30, 2012, the Company has determined that its subsidiaries, ZMI, ZND and ZMS each represent reporting segments. This determination was made based on the nature of the products and services offered to customers or the nature of the function in the organization. The accounting policies for each of these segments are the same as those described in Note 2, and inter-segment transactions are eliminated. Net revenue was primarily generated from sales in the United States.

Zynex Medical (ZMI):

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

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(11) SEGMENT REPORTING (continued)

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

The tables below summarize information about reported segments for the three and six months ended June 30, 2012 and 2011.

	ZMI	ZND	ZMS	TOTAL
THREE MONTHS ENDED JUNE 30, 2012
Sales	9,973	53	—	10,026

Gross profit	8,204	36	—	8,240

Total assets	24,724	762	8	25,494

THREE MONTHS ENDED JUNE 30, 2011
Sales	8,395	—	—	8,395

Gross profit	6,668	—	—	6,668

Total assets	18,670	14	10	18,694

	ZMI	ZND	ZMS	TOTAL
SIX MONTHS ENDED JUNE 30, 2012
Sales	18,842	128	—	18,970

Gross profit	15,285	86	—	15,371

Total assets	24,724	762	8	25,494

SIX MONTHS ENDED JUNE 30, 2011
Sales	15,028	—	—	15,028

Gross profit	11,857	—	—	11,857

Total assets	18,670	14	10	18,694

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our ability to engage additional sales representatives, the need to obtain Federal Drug and Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the uncertain outcome of pending material litigation and other risks described herein, in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2011 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

The Company currently has four wholly-owned subsidiaries; Zynex Medical, Inc. (ZMI), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Monitoring Solutions Inc. (ZMS) and Zynex Europe ApS (ZEU) (established in 2012). ZMI represents the majority of the Company’s revenue. ZND and ZEU had insignificant revenues and ZMS did not produce any revenues for the three and six months ended June 30, 2012.

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

On January 16, 2009, the United States Department of Health and Human Services (“HHS”) released the final rule mandating that everyone covered by HIPAA must implement ICD-10 (International Classification of Diseases, 10th Edition) for medical reimbursement coding of insurance claims by October 1, 2013. ICD-10 codes contain significantly more information than the ICD-9 codes previously used for medical coding and requires covered entities, including the Company, to code with much greater detail and specificity than ICD-9 codes. In a related final rule released the same day, HHS mandated that the HIPAA transaction standards required by HIPAA for all electronic health care claims must switch to Version 5010 from Version 4010/4010A on April 1, 2012. HHS adopted version 5010 to replace the current standards that covered entities must use when conducting claims submissions and other electronic transactions covered by HIPAA. The transition to Version 5010, which began late in 2011, has resulted in several providers, including us, having a more difficult time receiving payment from Third-party Payors. During the first six months of 2012, we experienced a decline in our cash collections due to this issue. We have identified and are closely monitoring claims submitted under Version 5010. No assurance can be given that our claims will be paid in a timely manner or at all. As of June 30, 2012, we have recorded adjustments to our net revenue to account for the Version 5010 issue but those adjustments may prove to be inadequate. Depending on how and whether the industry rectifies the Version 5010 issue and the ultimate outcome of our claims submitted under Version 5010, our net revenue and cash collections may continue to be adversely impacted in future periods.

Total Net Revenue (Rental and Sale).

	Three months ended		Six months ended
Total net revenue by type (in thousands):	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Rental Revenue	$2,437	$2,447	$4,499	$4,895

Sales of electrotherapy and other privately-labeled distributed products	3,622	2,861	6,680	4,370
Sales of recurring consumable supplies	3,967	3,087	7,791	5,763

Total Net Sales Revenue	7,589	5,948	14,471	10,133

Total Net Revenue	$10,026	$8,395	$18,970	$15,028

Total net revenue increased $1,631, or 19%, to $10,026 for the three months ended June 30, 2012, from $8,395 for the three months ended June 30, 2011. Total net revenue increased $3,942 or 26% to $18,970 for the six months ended June 30, 2012, from $15,028 for the six months ended June 30, 2011.

The increase was due primarily to a 42% and 47% increase in prescriptions (orders) for our electrotherapy products, for the respective three and six month periods in 2012 as compared to the same period in 2011, and a 29% and 35% increase in our recurring consumable supplies (surface electrodes and batteries) for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The overall increase in total net revenue for the three and six months ended June 30, 2012 was partially offset by adjustments made to account for reimbursement trends and specific provisions for the Version 5010 industry transition. The increased orders are directly related to our continued addition of industry-experienced sales representatives, which benefit us by serving markets that we had not yet penetrated and providing greater awareness of our products to end users and physicians. As of June 30, 2012, we had over 200 field sales representatives versus just over 175 field sales representatives as of June 30, 2011. The increased sales of consumable supplies are directly related to the increased number of products currently in the market.

We believe the incremental addition of industry-experienced sales representatives allowed us to increase our market presence and increase orders during the first three and six months of 2012. Orders for our products lead to (1) rental income, which we anticipate receiving on a recurring basis over the time patients use our products, (2) direct sales of our products, and (3) corresponding recurring sales of electrodes and other supplies for our products, all of which are subject to our ability to collect payment due to contractual adjustments by insurers. Our products are subject to reimbursement policies of Third-party Payors, which we may not be able to determine with any certainty. These Third-party Payor policies typically dictate whether our products will be purchased or rented. Therefore, our revenue mix of net rental and net sales revenue may fluctuate from time to time and may not be an indicator of the overall demand for our products. We are unable to determine if the reimbursement policy trend towards purchasing rather than renting our products will continue or change in the future, as it is based on many market and Third-party Payor factors. However, we believe that based on the current demand for our products, a change in reimbursement policy will not have a significant impact on our total revenue, as we believe it will only shift our revenue mix. Shifts in our revenue mix may also have a material impact on our overall gross margin, as product sales result in a lower gross profit because their cost of sales is higher than that from rentals (cost of sales associated with rentals is primarily depreciation).

Net Rental Revenue

Net Rental Revenue decreased $10, or less than 1%, to $2,437 for the three months ended June 30, 2012, from $2,447 for the three months ended June 30, 2011. Net Rental Revenue decreased $396 or 8% to $4,499 for the six months ended June 30, 2012, from $4,895 for the six months ended June 30, 2011.

Net Rental Revenue for the three and six months ended June 30, 2012 represented 24% of total net revenue compared to 29% and 33%, respectively, for the three and six months ended June 30, 2011. The decrease in net rental revenue for the three and six months ended June 30, 2012 is primarily due to the continued shift in our revenue mix (from rentals to direct purchase) and adjustments made to account for reimbursement trends and specific provisions for the Version 5010 industry transition.

Net Sales Revenue

Net Sales Revenue increased $1,641, or 28% to $7,589 for the three months ended June 30, 2012, from $5,948 for the three months ended June 30, 2011. Net Sales Revenue increased $4,338 or 43% to $14,471 for the six months ended June 30, 2012, from $10,133 for the six months ended June 30, 2011.

Net Sales Revenue for the three and six months ended June 30, 2012 represented 76% of total net revenue compared to 71% and 67%, respectively, for the three and six months ended June 30, 2011. Net Sales Revenue is comprised of two primary components: sales of electrotherapy devices and private-labeled distributed products, representing 36% and 35%, respectively, of total net revenue for the three and six months ended June 30, 2012, and sales of recurring device consumables (batteries and electrodes), representing 40% and 41%, respectively, of total net revenue for the three and six months ended June 30, 2012. This compares to the sale of electrotherapy devices and private-labeled distributed products representing 34% and 29%, respectively of total net revenue for the three and six months ended June 30, 2012 and sale of device consumables representing 37% and 38%, respectively, of total net revenue for the three and six months ended June 30, 2012. The increase in Net Sales Revenue for the three and six months ended June 30, 2012 was primarily due to a 42% and 47%, respectively, increase in orders over the same three and six month periods in 2011, the current change in third-party payor reimbursement trends, in favor of purchasing products rather than renting them, and the increased number of units in the market (previously sold or actively being rented). These additional units in the market resulted in a 29% and 35%, respectively, increase of sales of our recurring consumable supplies over the comparable three and six month periods in 2011. The increase in net sales revenue was partially offset by adjustments made to account for reimbursement trends and specific provisions for the Version 5010 industry transition.

Gross Profit

Total gross profit for the three months ended June 30, 2012 was $8,240 (or 82% of total net revenue) compared to $6,668 (or 79% of total net revenue) in the three months ended June 30, 2011. Total gross profit for the six months ended June 30, 2012 was $15,371 (or 81% of total net revenue) compared to $11,857 (or 79% of total net revenue) in the six months ended June 30, 2011.

Total gross profit percentage for the three and six months ended June 30, 2012 increased 3% and 2%, respectively, over the three and six months ended June 30, 2011. The increase in our total gross profit percentage for the three and six months ended June 30, 2012 was primarily due to the increase in total net revenue and change in revenue mix. During the three and six months ended June 30, 2012, we experienced a 19% and 26%, respectively, increase in total net revenue over the comparable three and six month periods in 2011. The total net revenue increase for the periods positively impacted our gross profit percentage, as we had incremental net revenue that exceeded fixed costs in manufacturing. Our revenue mix for the three months ended June 30, 2012 consisted of 24% product rentals, 36% product sales and 40% consumable supplies as compared to 29% product rentals, 34% product sales and 37% consumable supplies in the 2011 period. Our revenue mix for the six months ended June 30, 2012 consisted of 24% product rentals, 35% product sales and 41% consumable supplies as compared to 33% product rentals, 29% product sales and 38% consumable supplies in the 2011 period. Our revenue mix for the first three and six months of 2012 positively impacted our gross margins, as we experienced an increase in sales of consumable supplies, which typically yield a higher gross profit margin, and our product sales included a large portion of our next generation TENS unit, the NexWave (introduced late in 2011), which carries a lower material cost than our previous generation TENS devices.

Selling, General and Administrative (“SG&A”)

Total SG&A expenses increased $1,539, or 27%, to $7,308 for the three months ended June 30, 2012 from $5,769 for the three months ended June 30, 2011. Total SG&A expenses increased $2,856, or 26%, to $13,953 for the six months ended June 30, 2012 from $11,097 for the six months ended June 30, 2011.

A summary of expenses by department for the three and six months ended June 30, 2012 and 2011 is provided below:

	Three months ended				Six months ended
SG&A expense by department	June 30, 2012	% of Net Revenue	June 30, 2011	% of Net Revenue	June 30, 2012	% of Net Revenue	June 30, 2011	% of Net Revenue
Sales & Marketing	$3,805	38%	$2,214	26%	$6,903	36%	$3,966	26%
Reimbursement & Billing	2,047	20%	2,197	26%	4,144	22%	4,443	30%
General & Administrative	1,127	11%	966	12%	2,244	12%	1,903	13%
Engineering & Operations	329	3%	392	5%	662	3%	785	5%

Total SG&A expenses	$7,308	72%	$5,769	69%	$13,953	73%	$11,097	74%

Our sales and marketing expenses increased by $1,591 and $2,937, for the three and six months ended June 30, 2012 over the same periods in 2011, due to incremental commissions incurred in the current period (total orders increased 42% and 47%, respectively, for the three and six months ended June 30, 2012 over the same periods in 2011) and the addition of direct field sales representatives. Our reimbursement and billing expenses decreased by $150 and $299, respectively, for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, due to reduced headcount cost during the three and six months ended June 30, 2012 and incremental expenses incurred during the first six months of 2011 for severance and transition related expenses for the retirement of the Company’s Vice President of Reimbursement and Billing. Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from Third-party Payors. Therefore, we continue to evaluate and monitor the infrastructure in this department, as it is our primary function for cash collections, which may result in increased expenses in future periods. Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with Third-party Payors could result in an increase to our aggregate accounts receivable collection percentage. Our general and administrative expenses increased by $161 and $341, respectively, for the three and six months ended June 30, 2012 over the same periods in 2011, which was primarily the result of additional administrative infrastructure, including the addition of regulatory personnel, required to support the increase in 2012 total net revenue. Engineering and operations decreased by $63 and $124, respectively, for the three and six months ended June 30, 2012 over the same periods in 2011. During the first quarter of 2012, we increased the in-house manufacturing activities for some of our products, which resulted in more operational costs being classified as cost of sales. Total engineering and operations costs (including the reclassification to cost of sales) were $766 and $1,450, respectively, for the three and six months ended June 30, 2012, as compared to $592 and $1,097, respectively for the three and six months ended June 30, 2011. The increase in engineering and operations, including the reclassification to cost of sales, is directly related to expenses incurred in our ZND and ZMI subsidiaries for engineering and clinical research.

Other Income (Expense)

Other income (expense) is comprised of interest income, interest expense and other expense.

Interest income for the three and six months ended June 30, 2012 was zero and $1, respectively, compared to zero and $1, respectively, for the same periods in 2011.

Interest expense for the three and six months ended June 30, 2012 was $81 and $174, respectively, compared to $80 and $138 for the same periods in 2011. The increase in interest expense is a result of our increased use of our revolving line of credit during the first three and six months of 2012, which resulted in a revolving line of credit balance of $5,201 as of June 30, 2012, versus a balance of $3,204 as of June 30, 2011.

Other income (expense) for the three and six months ended June 30, 2012 was ($7), for both periods in 2012, compared to $2 for both periods in 2011.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2012 was $371 and $444, respectively, compared to income tax expense of $338 and $251, respectively, for the same periods in 2011. The increase in income tax expense is primarily due to the $844 and $1,237, respectively, income before income tax recorded for the three and six months ended June 30, 2012 versus $822 and $625, respectively, of income before income tax for the same periods in 2011. Our income tax expense for the first six months of 2012 was partially offset by a state income tax refund, which resulted in a lower effective tax rate for the period. Because we have permanent differences (expenses which are not deductible for income tax reporting), which create taxable income greater than the income before taxes in our statement of operations, we expect taxes on this taxable income to cause our income tax expense to be at a higher effective tax rate than the statutory tax rate. Included in income tax payable at June 30, 2012 (recorded December 2010) was $257 of penalties and interest from 2010. We received notice during the three months ended June 30, 2012 that such penalties and interest would not be abated. We paid the full amount of penalties and interest in July 2012.

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

On December 19, 2011, we entered into a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. The Doral Agreement provides for an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the our asset borrowing base. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement will mature on December 19, 2014. As of June 30, 2012, the effective interest rate under the Doral Agreement was 9% (7% interest rate and 2% fees). We may terminate the Doral Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If we terminate the Doral Agreement after December 19, 2012 but before the maturity date, we must pay a specified early termination fee. As of June 30, 2012, $5,201 was outstanding under the Doral Agreement and $1,757 was available for borrowing.

The Doral Agreement also contains customary restrictive and financial covenants for asset-backed revolving credit facilities. As of June 30, 2012, we were in compliance with the restrictive and financial covenants under the Doral Agreement.

Limited Liquidity

Cash at June 30, 2012 was $623, compared to cash at December 31, 2011 of $789.

Cash used in operating activities was $1,042 for the six months ended June 30, 2012 compared to $991 of cash used in operating activities for the six months ended June 30, 2011. The primary uses of cash from operations for the six months ended June 30, 2012 was the result of decreases in collections on accounts receivable, including the impact of the industry Version 5010 electronic claims processing conversion, and increases in inventory required to support our increase in orders, offset by increased net income and adjustments for non-cash items. The primary uses of cash from operations for the six months ended June 30, 2011 was the result of decreases in collections on accounts receivable and a partial payment of 2010 income taxes, offset by net income and non-cash items.

Cash used in investing activities for the six months ended June 30, 2012 was $981 compared to cash used in investing activities of $739 for the six months ended June 30, 2011. Cash used in investing activities for the six months ended June 30, 2012 primarily represents the purchase and in-house production of rental products, purchases of capital equipment and the purchase of the assets of NeuroDyne Medical Corp. (refer to Note 3 of our Unaudited Condensed Consolidated Financial Statements). Cash used in investing activities for the six months ended June 30, 2011 primarily represents the purchase and in-house production of rental products as well as purchases of capital equipment.

Cash provided by financing activities was $1,857 for the six months ended June 30, 2012 compared with cash provided by financing activities of $1,911 for the six months ended June 30, 2011. The primary financing sources of cash for the six months ended June 30, 2012 and 2011 were net borrowings under The Doral Agreement and issuance of common stock, partially offset by payments on capital lease obligations and deferred financing fees.

We have limited liquidity. Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (b) the required high levels of inventory kept with sales representatives that are standard in the electrotherapy industry, (c) the payment of commissions to salespersons based on sales or rental orders prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer, (d) the need for expenditures to continue to enhance the Company’s internal billing processes ahead of and in anticipation of revenue growth, (e) the delayed cost recovery inherent in rental transactions, (f) expenditures required for on-going product development, (g) increased income tax liability as a result of our positive net income and (h) increased commitments resulting from the premises lease signed in November 2009. In addition, during the six months ended June 30, 2012, our cash flows were negatively impacted by industry conversion to HHS mandated Version 5010 for all electronic health care claims. As described above, we cannot predict at what point these issues will be resolved. As our business and sales grow, some of these liquidity strains will increase. Limited liquidity may restrict our ability to carry out our current business plans and curtail our revenue growth.

Our long-term business plan contemplates organic growth in revenues and potential acquisitions. Therefore, in order to support a growth in revenue, we require, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, and the increase in office lease payments (for our new, larger building) to support the higher level of operations. On March 9, 2012, in an effort to diversify our product line and penetrate markets that our ZND subsidiary serves, we acquired substantially all NeuroDyne Medical Corp’s assets (refer to Note 3 of our Unaudited Condensed Consolidated Financial Statements). Matters relating to the acquisition (including integration, operation and sales) have and will continue to require commitments of time and resources, which may detract and impede growth in other areas of our business. On March 9, 2012, we entered into an asset purchase agreement with NeuroDyne. The transaction provides for a seven year contingent consideration, based on a declining percentage of net revenue generated by NeuroDyne products. The potential amount of all future payments that we could be required to make under the contingent consideration arrangement is between $0 and $344, based on a percentage of net revenue over the next seven years (refer to Note 3 of our Unaudited Condensed Consolidated Financial Statements).

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the Doral Agreement and borrowing base limitations. Although the maximum amount of the line of credit is $7,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations, which may limit our ability to borrow the maximum amount. As of June 30, 2012, $5,201 was outstanding under the Doral Agreement and $1,757 was available for borrowing.

We believe that our cash flows from operating activities and borrowing available under the Doral Agreement will fund our cash requirements through June 30, 2013.

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

On September 22, 2011, we reached a settlement with Anthem resolving all issues, claims and disputes between us in the amount of $226 (the “Settlement”). As of June 30, 2012, we had an outstanding liability of $42 related to the Anthem Settlement.

As of June 30, 2012, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

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

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 15, 2012, the parties reached an agreement in principle to settle the stockholder derivative suit. Under the terms of the settlement, the Company will implement certain corporate governance reforms, the claims asserted in the lawsuit will be released, and the lawsuit will be dismissed with prejudice. We and our directors’ and officers’ liability insurers have agreed to pay up to $95,000 ($15,000 from the Company and $80,000 from the Company’s director and officer insurer) to plaintiff’s counsel for their attorneys’ fees. The settlement is subject to customary conditions, including approval by the District Court. On June 27, 2012, the court approved the settlement. As of June 30, 2012, we had $15,000 accrued for this litigation.

We are not a party to any other material pending legal proceedings.

ITEM 1A.	RISK FACTORS

Readers are encouraged to carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”), which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors contained in our 2011 Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008).

4.1	Form of Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the six months ended June 30, 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 and (v) Notes to Condensed Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

Dated: August 13, 2012	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: August 13, 2012	/s/ Anthony A. Scalese
Anthony A. Scalese
Chief Financial Officer