Form 10-Q
period 2012-09-30
ZYNEX INC
filed 2012-11-13
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 13, 2012
Common Stock, par value $0.001	31,138,734

ZYNEX, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2012	December 31, 2011
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$843	$789
Accounts receivable, net	12,252	10,984
Inventory	6,731	4,556
Prepaid expenses	210	293
Deferred tax assets	1,489	1,384
Other current assets	6	42

Total current assets	21,531	18,048
Property and equipment, net	3,914	3,422
Deposits	169	170
Deferred financing fees, net	110	145
Intangible assets, net	218	—
Goodwill	251	—

Total assets	$26,193	$21,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$6,077	$3,289
Current portion of notes payable and other obligations	143	131
Accounts payable	2,453	2,189
Income taxes payable	1,308	1,567
Accrued payroll and payroll taxes	1,301	702
Deferred rent	352	296
Current portion of contingent consideration	21	—
Other accrued liabilities	1,197	1,574

Total current liabilities	12,852	9,748
Notes payable and other obligations, less current portion	149	258
Deferred rent	877	1,156
Deferred tax liabilities	538	483
Warranty liability	20	—
Contingent consideration, less current portion	128	—

Total liabilities	$14,564	$11,645

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,138,734 and 30,816,631 shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively.	31	31
Paid-in capital	5,434	5,096
Retained earnings	6,164	5,013

Total stockholders' equity	11,629	10,140

Total liabilities and stockholders' equity	$26,193	$21,785

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenue:
Rental	$2,281	$2,482	$6,780	$7,377
Sales	7,821	6,945	22,292	17,078

	10,102	9,427	29,072	24,455

Cost of revenue:
Rental	279	465	810	1,191
Sales	1,937	1,470	5,005	3,915

	2,216	1,935	5,815	5,106

Gross profit	7,886	7,492	23,257	19,349
Selling, general and administrative expense	7,174	6,389	21,127	17,486

Income from operations	712	1,103	2,130	1,863

Other income (expense):
Interest income	—	—	—	1
Interest expense	(119)	(87)	(293)	(225)
Other income (expense)	(6)	—	(13)	2

	(125)	(87)	(306)	(222)

Income before income tax	587	1,016	1,824	1,641
Income tax expense	(229)	(425)	(673)	(676)

Net income	$358	$591	$1,151	$965

Net income per share:
Basic	$0.01	$0.02	$0.04	$0.03

Diluted	$0.01	$0.02	$0.04	$0.03

Weighted average number of common shares outstanding:
Basic	31,130,908	30,794,268	31,034,972	30,727,720

Diluted	31,316,836	31,013,012	31,202,842	30,977,933

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Number of Shares	Common Stock	Paid in Capital	Retained Earnings	Total
January 1, 2012	30,816,631	$31	$5,096	$5,013	$10,140
Issuance of common stock for business acquisition	266,478	—	158	—	158
Issuance of common stock for option exercise	25,000	—	10	—	10
Employee stock-based compensation	—	—	150	—	150
Issuance of common stock for cashless warrant exercise	5,625	—	—	—	—
Issuance of common stock for services	25,000	—	20	—	20
Net income	—	—	—	1,151	1,151

September 30, 2012	31,138,734	$31	$5,434	$6,164	$11,629

See accompanying notes to unaudited condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,151	$965
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	647	594
Accretion of contingent consideration	14	—
Provision for losses on uncollectible accounts receivable	325	1,190
Amortization of intangible assets	33	—
Amortization of financing fees	37	36
Issuance of common stock for services	20	61
Provision for obsolete inventory	228	134
Deferred rent	(222)	(166)
Employee stock-based compensation expense	150	207
Deferred tax benefit	(50)	(216)
Changes in operating assets and liabilities, net of business acquisition (Note 3):
Accounts receivable	(1,593)	(4,637)
Inventory	(2,291)	(791)
Prepaid expenses	83	(1)
Deposit and other current assets	41	(47)
Accounts payable	264	848
Accrued liabilities	222	906
Income taxes payable	(259)	142

Net cash used in operating activities	(1,200)	(775)

Cash flows from investing activities:
Purchases of inventory used for rental and equipment	(1,182)	(1,123)
Cash paid for domain name	(18)	—
Cash paid for acquisition	(245)	—

Net cash used in investing activities	(1,445)	(1,123)

Cash flows from financing activities:
Net borrowings from line of credit	2,788	2,110
Issuance of common stock	10	49
Deferred financing fees	(2)	(25)
Payments on capital lease obligations	(97)	(77)

Net cash provided by financing activities	2,699	2,057

Net increase in cash	54	159
Cash at beginning of period	789	602

Cash at end of period	$843	$761

Supplemental cash flow information:
Interest paid	$259	$175
Income taxes paid	$1,016	$750
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through capital lease	$—	$77
Common stock issuances for business acquisition	$158	$—
Increase in contingent consideration for business acquisition	$135	$—

See accompanying notes to unaudited condensed consolidated financial statements

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(1)	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Zynex, Inc. and its wholly-owned subsidiaries, Zynex Medical, Inc. (“ZMI”), Zynex NeuroDiagnostics, Inc. (“ZND”), Zynex Monitoring Solutions Inc. (“ZMS”) and Zynex Europe ApS (“ZEU”) are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Amounts as of December 31, 2011 are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which has previously been filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2012 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)	SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for contractual adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation, valuation of goodwill and other long-lived assets, and income taxes.

REVENUE RECOGNITION, ALLOWANCE FOR CONTRACTUAL ADJUSTMENTS AND COLLECTIBILITY

The Company recognizes revenue when each of the following four conditions are met 1) a contract or sales arrangement exists 2) products have been shipped and title has transferred, or rental services have been rendered 3) the price of the products or services is fixed or determinable and 4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been delivered to the patient and the patient’s insurance (if the patient has insurance) has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and delivered to the patient and the patient’s insurance coverage has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products, which fulfills its order and transfers title. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(2)	SIGNIFICANT ACCOUNTING POLICIES (continued)

A significant portion of the Company’s revenues are derived, and the related receivables are due, from Third-party Payors. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by Third-party Payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for contractual adjustments and records additions to the allowance to account for the risk of nonpayment. Contractual adjustments result from reimbursements from Third-party Payors that are less than amounts claimed or where the amount claimed by the Company exceeds the Third-party Payors’ usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance, and adjusts it at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with the Third-party Payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. Accordingly, changes to the allowance for contractual adjustments, which are recorded in the income statement as a reduction of revenue, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter.

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

As of September 30, 2012, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(2)	SIGNIFICANT ACCOUNTING POLICIES (continued)

At September 30, 2012 and December 31, 2011, the allowance for uncollectible accounts receivable is $1,800 and $1,680, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments at September 30, 2012 include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at September 30, 2012 also include the line of credit and notes payable, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other third parties for rental or sale to patients. Total (gross) inventories at September 30, 2012 included $6,081 of finished goods, $1,211 of parts, and $271 of supplies.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At September 30, 2012, the Company had an allowance for obsolete and damaged inventory of approximately $832. The allowance for obsolete and damaged inventory was approximately $686 at December 31, 2011. The Company had $3,611 of open purchase commitments at September 30, 2012.

PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011	Useful lives
Office furniture and equipment	$1,682	$1,425	3-7 years
Rental inventory	3,205	2,657	5 years
Vehicles	76	76	5 years
Leasehold improvements	375	368	2-6 years
Assembly equipment	168	89	7 years

	5,506	4,615
Less accumulated depreciation	(1,592)	(1,193)

	$3,914	$3,422

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company adopted Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350) which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the more quantitative two-step impairment test. There were no events during the third quarter of 2012 that indicated that an impairment of goodwill exists.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

On March 9, 2012, the Company acquired the assets and assumed certain liabilities of NeuroDyne Medical Corp. (“Neurodyne”) for approximately $538 (Note 3). At September 30, 2012, intangible assets consist of the following:

	Amortization Life Years	Intangible Assets
Trade names	5	$72
Non-compete agreement	5	26
Technology	5	135
Domain Name	1	18

Total intangible assets, gross		251
Less: accumulated amortization		(33)

Total intangible assets, net		$218

(3)	BUSINESS ACQUISITION

On March 9, 2012, ZND entered into an asset purchase agreement and simultaneously closed a transaction with NeuroDyne to acquire substantially all of NeuroDyne’s assets for the sum of $303 payable at closing ($145 in cash and 266,478 shares of restricted common stock of the Company valued at $158), and an additional $100 in cash paid sixty days from the close date (the “Transaction”). In addition, the transaction also provides for additional contingent consideration, based on a declining percentage of net revenue (ranging from 10% to 0.5%) generated by NeuroDyne products over the next seven years. [The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $344. The fair value of the contingent consideration arrangement was estimated to be $135 at the acquisition date using a discounted cash flow model. Key assumptions include a discount rate of 24% and a range of NeuroDyne net revenues of between $210 and $3,500 per year. The acquisition was accounted for under the acquisition method of accounting. In accordance with authoritative guidance for business combinations, the contingent consideration is considered to be a liability and accordingly will be subject to further valuation and re-measurement at interim reporting dates with any changes recognized in earnings (Note 6).

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(3)	BUSINESS ACQUISITION (continued)

The estimated fair values allocated to the assets and liabilities acquired at the date of the acquisition were as follows:

Landlord deposit	$3
Property and equipment	42
Inventory, net	29
Tradenames	72
Non-compete agreement	26
Technology	135
Goodwill	251
Warranty liability	(20)

Total purchase price	$538

Results of operations of NeuroDyne for the period from acquisition through September 30, 2012 are insignificant. Pro forma disclosure of the results of operations as though the Company and NeuroDyne had combined at January 1, 2012 and 2011 is not presented as this information would not be materially different from the information on the statements of operations as it is currently presented.

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

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic:
Net income	$358	$591	$1,151	$965
Weighted average shares outstanding - basic	31,130,908	30,794,268	31,034,972	30,727,720
Net income per share - basic	$0.01	$0.02	$0.04	$0.03

Diluted:
Net income	$358	$591	$1,151	$965

Weighted average shares outstanding - basic	31,130,908	30,794,268	31,034,972	30,727,720
Dilutive securities	185,928	218,744	167,870	250,213
Weighted average shares outstanding - diluted	31,316,836	31,013,012	31,202,842	30,977,933
Net income per share - diluted	$0.01	$0.02	$0.04	$0.03

Potential common share equivalents as of September 30, 2012 and September 30, 2011 of 1,061,375 and 1,116,000, respectively, related to certain outstanding stock options, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, as the option exercise prices exceeded the average market price of the Company's common stock. The effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(5)	STOCK-BASED COMPENSATION PLANS

In the three months ended September 30, 2012 and 2011, the Company recorded compensation expense related to stock options of $60 and $61, respectively. In the nine months ended September 30, 2012 and 2011, the Company recorded compensation expense related to stock options of $150 and $207, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2012 and 2011 included $7 and $12, respectively, in cost of goods sold and $53 and $49, respectively, in selling, general and administrative expenses. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2012 and 2011 included $20 and $25, respectively, in cost of goods sold and $130 and $182, respectively, in selling, general and administrative expenses.

In the nine months ended September 30, 2012, the Company granted options to purchase up to 322,500 shares of common stock to employees at exercise prices that ranged from $0.70 to $0.81. In the nine months ended September 30, 2011, the Company granted options to purchase up to 274,000 shares of common stock to employees at exercise prices that ranged from $0.62 to $0.90 per share.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the nine months ended September 30, 2012 and 2011:

	2012	2011
Weighted average expected term	6.25 years	6.17 years
Weighted average volatility	134%	137%
Weighted average risk-free interest rate	1.0%	2.0%
Dividend yield	0%	0%

The weighted average expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The weighted average expected volatility is based on the historical price volatility of the Company’s common stock. The weighted average risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected term of the stock options. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended September 30, 2012 and 2011 was 33% and 35%, respectively.

A summary of stock option activity under the Option Plan for the nine months ended September 30, 2012 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,661,750	$0.98
Granted	322,500	$0.74
Exercised	(25,000)	$0.41
Forfeited	(251,000)	$0.97

Outstanding at September 30, 2012	1,708,250	$0.95	7.2 Years	$155

Exercisable at September 30, 2012	915,624	$1.10	6.0 Years	$82

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(5)	STOCK-BASED COMPENSATION PLANS (continued)

A summary of status of the Company’s non-vested share awards as of and for the nine months ended September 30, 2012 is presented below:

	Nonvested Shares Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	853,498	$0.85
Granted	322,500	$0.67
Vested	(293,372)	$0.90
Forfeited	(90,000)	$0.91

Non-vested at September 30, 2012	792,626	$0.71

As of September 30, 2012, the Company had approximately $294 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.6 years.

In addition, the Company issued 25,000 shares of common stock to an investor relations consultant in exchange for services. The common stocks were valued at $0.80 per share.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2012	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$149	$149

The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. The changes in the fair value of this obligation and the accretion expense related to the increase in the net present value of the contingent liabilities was $8 and $14, respectively, for the three and nine months ended September 30, 2012. The Company did not have any Level 3 liabilities at September 30, 2011. Level 3 liabilities increased by $8 and $149, respectively, during the three and nine months ended September 30, 2012. No contingent payments were made during the period.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(7)	INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s income tax expense for the nine months ended September 30, 2012 was partially offset by a state income tax refund, which resulted in a lower effective tax rate for the period. The Company’s effective income tax rate for the nine months ended September 30, 2012 was 37%. The Company paid income taxes of $1,016 during the first nine months of 2012, which was included in income taxes payable at December 31, 2011.

(8)	LINE OF CREDIT

On December 19, 2011, the Company entered into a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. The Doral Agreement provides for an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the Company’s asset borrowing base. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement will mature on December 19, 2014. The Company may terminate the Doral Agreement at any time prior to the maturity date upon thirty days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If the Company terminates the Doral Agreement after December 19, 2012 but before the maturity date, the Company must pay a specified early termination fee. As of September 30, 2012, $6,077 was outstanding under the Doral Agreement and $909 was available for borrowing.

As of September 30, 2012, the effective interest rate under the Doral Agreement was 8% (7% interest rate and 1% fees).

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of September 30, 2012, the Company was in compliance with the financial covenants under the Doral Agreement.

(9)	CONCENTRATIONS

The Company sourced approximately 22% of its electrotherapy products from one contract manufacturer during the nine months ended September 30, 2012. Management believes that its relationships with suppliers are strong; however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at September 30, 2012 that made up approximately 27% of the net accounts receivable balance. The same private health insurance carrier made up approximately 30% of net accounts receivable at December 31, 2011.

(10)	LITIGATION

A lawsuit was filed against the Company, its President and Chief Executive Officer and its former Chief Financial Officer on April 6, 2009, in the United States District Court for the District of Colorado (Marjorie and David Mishkin v. Zynex, Inc. et al.). On April 9 and 10, 2009, two other lawsuits were filed in the same court against the same defendants. These lawsuits alleged substantially the same matters and have been consolidated. On April 19, 2010, plaintiffs filed a Consolidated Class Action Complaint (Civil Action No. 09-cv-00780-REB-KLM). The consolidated lawsuit refers to the April 1, 2009 announcement by the Company that it would restate its unaudited interim financial statements for the first three quarters of 2008. The lawsuit purports to be a class action on behalf of purchasers of the Company’s securities between May 21, 2008 and September 30, 2009. The lawsuit alleges, among other things, that the defendants violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934 by making intentionally or recklessly untrue statements of material fact and/or failing to disclose material facts regarding the financial results and operating conditions for the first three quarters of 2008 and other misleading statements. The plaintiffs ask for a determination of class action status, unspecified damages and costs of the legal action.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(10)	LITIGATION (continued)

On May 17, 2010, the Company filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, the Company filed a Reply in Support of Defendant’s Motion to Dismiss. On March 30, 2011, the United States District Court of Colorado entered an Order denying the Company’s motion to dismiss. On November 8, 2011, the parties entered into an agreement to settle the lawsuit for a payment of $2.5 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The settlement is expected to be fully funded by insurance. On September 14, 2012, the Court approved the settlement and the lawsuit was dismissed.

On July 28, 2011, a stockholder derivative suit was filed in the United States District Court for the District of Colorado against the Company's President and Chief Executive Officer, its former Chief Financial Officer and certain of its directors (Stephen Hatch, derivatively, on behalf of Zynex Inc. v. Thomas Sandgaard et. al., 11-CV-01964). The lawsuit alleges breach of fiduciary duty by the Company's officers and directors in connection with the restatement of the Company's unaudited interim financial statements for the first three quarters of 2008. The plaintiff is seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On October 11, 2011, the Company and the individual defendants filed a motion to dismiss. On October 18, 2011, certain individual defendants filed a motion requesting the plaintiff to post a security bond pursuant to Nevada law.

On March 15, 2012, the parties reached an agreement in principle to settle the stockholder derivative suit. Under the terms of the settlement, the Company will implement certain corporate governance reforms, the claims asserted in the lawsuit will be released, and the lawsuit will be dismissed with prejudice. The Company and its directors’ and officers’ liability insurer have agreed to pay up to $95 ($15 from the Company and $80 from the Company’s director and officer insurer) to plaintiff’s counsel for their attorneys’ fees. On June 27, 2012, the Court approved the settlement and the lawsuit was dismissed. As of September 30, 2012, the Company has paid $15 and has adopted the corporate goverance reforms, which satisfied the Company’s obligations relating to the settlement.

The Company is not a party to any other material pending legal proceedings.

(11)	SEGMENT REPORTING

At September 30, 2012, the Company has determined that its subsidiaries, ZMI, ZND and ZMS, each represent reporting segments. This determination was made based on the nature of the products and services offered to customers or the nature of the function in the organization. The accounting policies for each of these segments are the same as those described in Note 2, and inter-segment transactions are eliminated. Net revenue was primarily generated from sales in the United States.

Zynex Medical (ZMI):

ZMI designs, manufactures and markets FDA cleared medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZMI devices are intended for pain management to reduce reliance on drugs and medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IF”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). ZMI products require a physician's prescription, authorization or order before they can be dispensed in the U.S. ZMI considers the physician's prescription as an "order", and it is on this basis that product is provided to the patient and ZMI either bills the patient directly, bills the patient's private insurance or bills Medicare or Medicaid for payment.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

The tables below summarize information about reported segments for the three and nine months ended September 30, 2012 and 2011.

	ZMI	ZND	ZMS	TOTAL
THREE MONTHS ENDED SEPTEMBER 30, 2012
Sales	10,003	99	0	10,102
Gross profit	7,834	52	0	7,886
Total assets	25,494	692	7	26,193

THREE MONTHS ENDED SEPTEMBER 30, 2011
Sales	9,427	—	—	9,427
Gross profit	7,492	—	—	7,492
Total assets	20,852	11	22	20,885

	ZMI	ZND	ZMS	TOTAL
NINE MONTHS ENDED SEPTEMBER 30, 2012
Sales	28,845	227	—	29,072
Gross profit	23,119	138	—	23,257
Total assets	25,494	692	7	26,193

NINE MONTHS ENDED SEPTEMBER 30, 2011
Sales	24,455	—	—	24,455
Gross profit	19,349	—	—	19,349
Total assets	20,852	11	22	20,885

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our ability to engage additional sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein, in our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent filings with the Securities and Exchange Commission.

These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2011 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

As of September 30, 2012, the Company has four wholly-owned subsidiaries; Zynex Medical, Inc. (ZMI), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Monitoring Solutions Inc. (ZMS) and Zynex Europe ApS (ZEU). ZMI represents the substantial majority of the Company’s revenue. ZND and ZEU had insignificant revenues and ZMS did not produce any revenues for the three and nine months ended September 30, 2012.

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

On January 16, 2009, the United States Department of Health and Human Services (”HHS”) released the final rule mandating that everyone covered by HIPAA must implement ICD-10 (International Classification of Diseases, 10th Edition) for medical reimbursement coding of insurance claims by October 1, 2013. ICD-10 codes contain significantly more information than the ICD-9 codes previously used for medical coding and requires covered entities, including the Company, to code with much greater detail and specificity than ICD-9 codes. In a related final rule released the same day, HHS mandated that the HIPAA transaction standards required by HIPAA for all electronic health care claims must switch to Version 5010 from Version 4010/4010A on April 1, 2012. HHS adopted version 5010 to replace the current standards that covered entities must use when conducting claims submissions and other electronic transactions covered by HIPAA. The transition to Version 5010, which began late in 2011, has resulted in several providers, including us, having a more difficult time receiving payment from Third-party Payors. During the first nine months of 2012, we experienced a decline in our cash collections due to this issue. We have identified and are closely monitoring claims submitted under Version 5010. No assurance can be given that our claims will be paid in a timely manner or at all. As of September 30, 2012, we have recorded adjustments to our net revenue to account for the Version 5010 issue but those adjustments may prove to be inadequate. Depending on how and whether the industry rectifies the Version 5010 issue and the ultimate outcome of our claims submitted under Version 5010, our net revenue and cash collections may continue to be adversely impacted in future periods.

Total Net Revenue (Rental and Sale).

	Three months ended		Nine months ended
Total net revenue by type (in thousands):	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net Rental Revenue	$2,281	$2,482	$6,780	$7,377

Sales of electrotherapy and other privately-labeled distributed products	3,783	3,501	10,463	7,871
Sales of recurring consumable supplies	4,038	3,444	11,829	9,207

Total Net Sales Revenue	7,821	6,945	22,292	17,078

Total Net Revenue	$10,102	$9,427	$29,072	$24,455

Total net revenue increased $675, or 7%, to $10,102 for the three months ended September 30, 2012, from $9,427 for the three months ended September 30, 2011. Total net revenue increased $4,617 or 19% to $29,072 for the nine months ended September 30, 2012, from $24,455 for the nine months ended September 30, 2011.

The increase was due primarily to a 24% and 38% increase in prescriptions (orders) for our electrotherapy products, for the respective three and nine month periods in 2012 as compared to the same periods in 2011, and a 17% and 28% increase in our recurring consumable supplies (surface electrodes and batteries) for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The overall increase in total net revenue for the three and nine months ended September 30, 2012 was partially offset by adjustments made to account for reimbursement trends and specific provisions for the Version 5010 industry transition. The increased orders are directly related to the addition of direct industry-experienced sales employees (versus contract sales representatives), which benefit us by serving markets that we had not yet penetrated and providing greater awareness of our products to end users and physicians. Our field sales force is comprised of a mix of direct sales employees and sales contractors. We have continued to add direct employees throughout 2012 in an effort to generate additional orders. As of September 30, 2012 and 2011 we had over 200 combined field sales representatives, respectively. The increased sales of consumable supplies are directly related to the increased number of products currently in the market.

We believe the incremental addition of direct industry-experienced sales employees allowed us to increase our market presence and increase orders during the first nine months of 2012. Orders for our products lead to (1) rental income, which we anticipate receiving on a recurring basis over the time patients use our products, (2) direct sales of our products, and (3) corresponding recurring sales of electrodes and other supplies for our products, all of which are subject to our ability to collect payment due to contractual adjustments by insurers. Our products are subject to reimbursement policies of Third-party Payors, which we may not be able to determine with any certainty. These Third-party Payor policies typically dictate whether our products will be purchased or rented. Therefore, our revenue mix of net rental and net sales revenue may fluctuate from time to time and may not be an indicator of the overall demand for our products. We are unable to determine if the reimbursement policy trend towards purchasing rather than renting our products will continue or change in the future, as it is based on many market and Third-party Payor factors. However, we believe that based on the current demand for our products, a change in reimbursement policy will not have a significant impact on our total revenue, as we believe it will only shift our revenue mix. Shifts in our revenue mix may also have a material impact on our overall gross margin, as product sales result in a lower gross profit because their cost of sales is higher than that from rentals (cost of sales associated with rentals is primarily depreciation).

Net Rental Revenue

Net Rental Revenue decreased $201, or 8%, to $2,281 for the three months ended September 30, 2012, from $2,482 for the three months ended September 30, 2011. Net Rental Revenue decreased $597, or 8%, to $6,780 for the nine months ended September 30, 2012, from $7,377 for the nine months ended September 30, 2011.

Net Rental Revenue for the three and nine months ended September 30, 2012 represented 23% of total net revenue compared to 26% and 30%, respectively, for the three and nine months ended September 30, 2011. The decrease in net rental revenue for the three and nine months ended September 30, 2012 is primarily due to the continued shift in our revenue mix (from rentals to direct purchase) and adjustments made to account for reimbursement trends and specific provisions for the Version 5010 industry transition.

Net Sales Revenue

Net Sales Revenue increased $876, or 13%, to $7,821 for the three months ended September 30, 2012, from $6,945 for the three months ended September 30, 2011. Net Sales Revenue increased $5,214, or 31%, to $22,292 for the nine months ended September 30, 2012, from $17,078 for the nine months ended September 30, 2011.

Net Sales Revenue for the three and nine months ended September 30, 2012 represented 77% of total net revenue compared to 74% and 70%, respectively, for the three and nine months ended September 30, 2011. Net Sales Revenue is comprised of two primary components: sales of electrotherapy devices and private-labeled distributed products, representing 37% and 36%, respectively, of total net revenue for the three and nine months ended September 30, 2012, and sales of recurring device consumables (batteries and electrodes), representing 40% and 41%, respectively, of total net revenue for the three and nine months ended September 30, 2012. This compares to the sale of electrotherapy devices and private-labeled distributed products representing 37% and 32%, respectively, of total net revenue for the three and nine months ended September 30, 2011 and sale of device consumables representing 37% and 38%, respectively, of total net revenue for the three and nine months ended September 30, 2011. The increase in Net Sales Revenue for the three and nine months ended September 30, 2012 was primarily due to a 24% and 38%, respectively, increase in orders over the same three and nine month periods in 2011, the current change in Third-party Payor reimbursement trends, in favor of purchasing products rather than renting them, and the increased number of units in the market (previously sold or actively being rented). These additional units in the market resulted in a 17% and 28%, respectively, increase of sales of our recurring consumable supplies over the comparable three and nine month periods in 2011. The increase in net sales revenue was partially offset by adjustments made to account for reimbursement trends and specific provisions for the Version 5010 industry transition.

Gross Profit

Total gross profit for the three months ended September 30, 2012 was $7,886 (or 78% of total net revenue) compared to $7,492 (or 79% of total net revenue) in the three months ended September 30, 2011. Total gross profit for the nine months ended September 30, 2012 was $23,257 (or 80% of total net revenue) compared to $19,349 (or 79% of total net revenue) in the nine months ended September 30, 2011.

Total gross profit percentage for the three months ended September 30, 2012 decreased 1% from the three months ended September 30, 2011. Total gross profit percentage increased 1% for the nine months ended September 30, 2012 from the nine months ended September 30, 2011. The decrease in the gross profit percentage for the three months ended September 30, 2012 was primarily due to additional reserves taken to reduce revenue and accounts receivable to account for the Version 5010 claims conversion issue. The increase in gross profit percentage for the nine months ended September 30, 2012 was primarily due to the increase in total year to date net revenue and revenue mix. During the nine months ended September 30, 2012, we experienced a 19% increase in total net revenue over the comparable nine month period in 2011. The total net revenue increase for the year positively impacted our gross profit percentage, as we had incremental net revenue that exceeded fixed costs in manufacturing. Our revenue mix for the first nine months of 2012, included an increase in sales of consumable supplies (representing 41% of total net revenue versus 38% of total net revenue for the nine months ended September 30, 2011), which typically yield a higher gross profit margin, and our product sales included a large portion of our next generation TENS unit, the NexWave (introduced late in 2011), which carries a lower material cost than our previous generation TENS devices.

Selling, General and Administrative (“SG&A”)

Total SG&A expenses increased $785, or 12%, to $7,174 for the three months ended September 30, 2012 from $6,389 for the three months ended September 30, 2011. Total SG&A expenses increased $3,641, or 21%, to $21,127 for the nine months ended September 30, 2012 from $17,486 for the nine months ended September 30, 2011.

A summary of expenses by department for the three and nine months ended September 30, 2012 and 2011 is provided below:

	Three months ended				Nine months ended
	September 30, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	September 30, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue
SG&A expense by department
Sales & Marketing	$3,497	35%	$2,812	30%	$10,400	36%	$6,778	28%
Reimbursement & Billing	2,425	24%	2,078	22%	6,569	23%	6,520	27%
General & Administrative	1,099	11%	1,068	11%	3,343	11%	2,971	12%
Engineering & Operations	153	1%	431	5%	815	3%	1,217	5%

Total SG&A expenses	$7,174	71%	$6,389	68%	$21,127	73%	$17,486	72%

Our sales and marketing expenses increased by $685 and $3,622, for the three and nine months ended September 30, 2012 over the same periods in 2011, due to incremental commissions incurred in the current period (total orders increased 24% and 38%, respectively, for the three and nine months ended September 30, 2012 over the same periods in 2011). Our reimbursement and billing expenses increased by $347 and $49, respectively, for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011, due to additional investments made in our reimbursement and billing department, consisting primarily of incremental personnel expenses. Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from Third-party Payors. Therefore, we continue to evaluate and monitor the infrastructure in this department, as it is our primary function for cash collections, which may result in increased expenses in future periods. Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with Third-party Payors could result in an increase to our aggregate accounts receivable collection percentage. Our general and administrative expenses increased by $31 and $372, respectively, for the three and nine months ended September 30, 2012 over the same periods in 2011, which was primarily the result of additional administrative infrastructure, including the addition of regulatory personnel, required to support the increase in total net revenue during the first nine months of 2012. Engineering and operations decreased by $278 and $402, respectively, for the three and nine months ended September 30, 2012 over the same periods in 2011. During the first quarter of 2012, we increased the in-house manufacturing activities for some of our products, which resulted in more operational costs being classified as cost of sales. Total engineering and operations costs (including the reclassification to cost of sales) were $686 and $2,136, respectively, for the three and nine months ended September 30, 2012, as compared to $690 and $1,787, respectively for the three and nine months ended September 30, 2011. The year to date increase in engineering and operations, including the reclassification to cost of sales, is directly related to expenses incurred in our ZND and ZMI subsidiaries for engineering and clinical research.

Other Income (Expense)

Other income (expense) is comprised of interest income, interest expense and other expense.

Interest income was relatively unchanged during the three and nine months ended September 30, 2012.

Interest expense for the three and nine months ended September 30, 2012 was $119 and $293, respectively, compared to $87 and $225 for the same periods in 2011. The increase in interest expense is a result of our increased use of our revolving line of credit during the first three and nine months of 2012, which resulted in a revolving line of credit balance of $6,077 as of September 30, 2012, versus a balance of $3,380 as of September 30, 2011.

Other income (expense) for the three and nine months ended September 30, 2012 was ($6) and ($13), respectively, as compared to zero and $2 for the three and nine months ended September 30, 2011.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2012 was $229 and $673, respectively, compared to income tax expense of $425 and $676, respectively, for the same periods in 2011. The decrease in income tax expense for the three months ended September 30, 2012 is primarily due to the decrease in income before income tax of $587 for the three months ended September 30, 2012 versus an income before income tax of $1,016 for the three months ended September 30, 2011. The year to date increase in income tax expense is primarily due to the $1,824 of income before income tax recorded for the nine months ended September 30, 2012 versus $1,641, of income before income tax for the same period in 2011. Our income tax expense for the first nine months of 2012 was partially offset by a state income tax refund, which resulted in a lower effective tax rate for the period. Because we have permanent differences (expenses which are not deductible for income tax reporting), which create taxable income greater than the income before taxes in our statement of operations, we expect taxes on this taxable income to cause our income tax expense to be at a higher effective tax rate than the statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

On December 19, 2011, we entered into a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. The Doral Agreement provides for an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the our asset borrowing base. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement will mature on December 19, 2014. As of September 30, 2012, the effective interest rate under the Doral Agreement was 8% (7% interest rate and 1% fees). We may terminate the Doral Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If we terminate the Doral Agreement after December 19, 2012 but before the maturity date, we must pay a specified early termination fee. As of September 30, 2012, $6,077 was outstanding under the Doral Agreement and $909 was available for borrowing.

The Doral Agreement also contains customary restrictive and financial covenants for asset-backed revolving credit facilities. As of September 30, 2012, we were in compliance with the financial covenants under the Doral Agreement.

Limited Liquidity

Cash at September 30, 2012 was $843, compared to cash at December 31, 2011 of $789.

Cash used in operating activities was $1,200 for the nine months ended September 30, 2012 compared to $775 of cash used in operating activities for the nine months ended September 30, 2011. The primary uses of cash from operations for the nine months ended September 30, 2012 was the result of decreases in collections on accounts receivable, including the impact of the industry Version 5010 electronic claims processing conversion, and increases in inventory required to support our increase in orders, partially offset by increased net income and adjustments for non-cash items. The primary uses of cash from operations for the nine months ended September 30, 2011 was the result of decreases in collections on accounts receivable and increases in inventory required to support our growing revenue, partially offset by net income and non-cash items.

Cash used in investing activities for the nine months ended September 30, 2012 was $1,445 compared to cash used in investing activities of $1,123 for the nine months ended September 30, 2011. Cash used in investing activities for the nine months ended September 30, 2012 primarily represents the purchase and in-house production of rental products, purchases of capital equipment and the purchase of the assets of NeuroDyne Medical Corp. (refer to Note 3 of our Unaudited Condensed Consolidated Financial Statements). Cash used in investing activities for the nine months ended September 30, 2011 primarily represents the purchase and in-house production of rental products as well as purchases of capital equipment.

Cash provided by financing activities was $2,699 for the nine months ended September 30, 2012 compared with cash provided by financing activities of $2,057 for the nine months ended September 30, 2011. The primary financing sources of cash for the nine months ended September 30, 2012 and 2011 were net borrowings under the line of credit and issuance of common stock, partially offset by payments on capital lease obligations and deferred financing fees.

We have limited liquidity. Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (b) the required high levels of inventory kept with sales representatives that are standard in the electrotherapy industry, (c) the payment of commissions to salespersons based on sales or rental orders prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer, (d) the need for expenditures to continue to enhance the Company’s internal billing processes ahead of and in anticipation of revenue growth, (e) the delayed cost recovery inherent in rental transactions, (f) expenditures required for on-going product development, (g) increased income tax liability as a result of our positive net income and (h) increased commitments resulting from the premises lease signed in November 2009. In addition, during the nine months ended September 30, 2012, our cash flows were negatively impacted by industry conversion to HHS mandated Version 5010 for all electronic health care claims. As described above, we cannot predict at what point these issues will be resolved. As our business and sales grow, some of these liquidity strains will increase. Limited liquidity may restrict our ability to carry out our current business plans and curtail our revenue growth.

Our long-term business plan contemplates organic growth in revenues and potential acquisitions. Therefore, in order to support a growth in revenue, we require, among other things, funds for the purchases of equipment, primarily for rental inventory, the payment of commissions to an increasing number of sales representatives, and the increase in office lease payments (for our new, larger building) to support the higher level of operations. On March 9, 2012, in an effort to diversify our product line and penetrate markets that our ZND subsidiary serves, we acquired substantially all NeuroDyne Medical Corp’s assets (refer to Note 3 of our Unaudited Condensed Consolidated Financial Statements). Of matters relating to the acquisition (including integration, operation and sales) have and will continue to require commitments of time and resources, which may detract and impede growth in other areas of our business. The NeuroDyne asset purchase agreement provides for a seven year contingent consideration, based on a declining percentage of net revenue generated by NeuroDyne products. The potential amount of all future payments that we could be required to make under the contingent consideration arrangement is between $0 and $344, based on a percentage of net revenue over the next seven years (refer to Note 3 of our Unaudited Condensed Consolidated Financial Statements).

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the Doral Agreement and borrowing base limitations. Although the maximum amount of the line of credit is $7,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations, which may limit our ability to borrow the maximum amount. As of September 30, 2012, $6,077 was outstanding under the Doral Agreement and $909 was available for borrowing.

We believe that our cash flows from operating activities and borrowing available under the Doral Agreement will fund our cash requirements through September 30, 2013.

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

As of September 30, 2012, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 17, 2010, we filed a Motion to Dismiss. The plaintiffs filed an Opposition to Defendant’s Motion to Dismiss, and on July 5, 2010, we filed a Reply in Support of Defendant’s Motion to Dismiss. On March 30, 2011, the United States District Court of Colorado entered an Order denying our motion to dismiss. On November 8, 2011, the parties entered into an agreement to settle the lawsuit for a payment of $2.5 million to the plaintiff class in exchange for the dismissal with prejudice of all claims against all defendants in the litigation. The settlement is expected to be fully funded by insurance. On September 14, 2012, the court approved the settlement and the lawsuit was dismissed.

On July 28, 2011, a stockholder derivative suit was filed in the United States District Court for the District of Colorado against our President and Chief Executive Officer, our former Chief Financial Officer and certain of our directors (Stephen Hatch, derivatively, on behalf of Zynex Inc. v. Thomas Sandgaard et. al., 11-CV-01964). The lawsuit alleges breach of fiduciary duty by our officers and directors in connection with the restatement of the

Company's unaudited interim financial statements for the first three quarters of 2008. The plaintiff is seeking, on behalf of us, an undisclosed amount of damages and equitable relief. On October 11, 2011, we and the individual defendants filed a motion to dismiss. On October 18, 2011, certain individual defendants filed a motion requesting the plaintiff to post a security bond pursuant to Nevada law.

On March 15, 2012, the parties reached an agreement in principle to settle the stockholder derivative suit. Under the terms of the settlement, the Company will implement certain corporate governance reforms, the claims asserted in the lawsuit will be released, and the lawsuit will be dismissed with prejudice. We and our directors’ and officers’ liability insurers have agreed to pay up to $95,000 ($15,000 from the Company and $80,000 from the Company’s director and officer insurer) to plaintiff’s counsel for their attorneys’ fees. On June 27, 2012, the court approved the settlement. As of September 30, 2012, we paid $15,000 and have adopted the corporate governance reforms, which satisfied our obligations relating to the settlement.

Litigation is subject to inherent uncertainties, and if an unfavorable resolution of this matter occurs, our business, results of operations, and financial condition could be adversely affected.

We are not a party to any other material pending legal proceedings.

ITEM 1A. RISK FACTORS

Readers are encouraged to carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Annual Report"), which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors contained in our 2011 Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 9, 2012, the Company issued 25,000 shares of restricted common stock to an investor relations consultant in exchange for services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008).

4.1	Form of Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011 (iii) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and (v) Notes to Condensed Consolidated Financial Statements. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

Dated: November 13, 2012	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: November 13, 2012	/s/ Anthony A. Scalese
Anthony A. Scalese
Chief Financial Officer