Form 10-K
period 2012-12-31
ZYNEX INC
filed 2013-03-28
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the 11,887,087 common shares held by non-affiliates of the registrant was $9,866,282 computed by reference to the closing price of such stock as listed on the OTC Bulletin Board on June 29, 2012. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common shares.

As of March 26, 2013, 31,148,234 shares of common stock are issued and outstanding.

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

When used in this annual report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and its subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc., Zynex Billing and Consulting, LLC and Zynex Europe ApS.

FORM 10-K ANNUAL REPORT—FISCAL YEAR 2012

ZYNEX, INC.

PART I

ITEM 1. BUSINESS

History

Zynex Inc., a Nevada corporation, formed in December 2001, is the parent company of and conducts business within five subsidiaries: Zynex Medical, Inc.(“ZMI”), a Colorado corporation, Zynex Neurodiagnostics, Inc.(“ZND”), a Colorado corporation, Zynex Monitoring Solutions, Inc. (“ZMS”), a Colorado Corporation, Zynex Billing and Consulting, LLC (“ZBC”), a Colorado limited liability company and Zynex Europe ApS. (“ZEU”), a Danish corporation, collectively referred to as “Zynex” or the “Company”. Our headquarters are located at 9990 Park Meadows Drive, Lone Tree, Colorado 80124.

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

Our ZMI produced electrotherapy products include: the IF8000, IF8100, TruWave, E-Wave, TruWave Plus and the NexWave, and are marketed to physicians and therapists primarily by our field sales representatives. ZMI products require consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed. To date, ZMI accounts for a majority of our revenue.

Zynex NeuroDiagnostics (ZND):

ZND was formed to market electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing ZMI diagnostic EMG technology. We transferred our FDA cleared NeuroMove product, previously being marketed and sold through our ZMI subsidiary, to ZND because of its existing technology. The NeuroMove contains previously developed electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”) (including treatment for neuroplasticity). During 2012, we focused our efforts on product development (including existing product improvements) and sales and marketing activities within ZND. ZND did not produce significant revenue for the year ended December 31, 2012.

On March 9, 2012, ZND acquired substantially all of the assets of NeuroDyne Medical Corp (“NeuroDyne”). NeuroDyne, located in Cambridge, Massachusetts, is an 18 year old manufacturer of advanced medical devices for non-invasive measurement of surface electromyography (“sEMG”) and autonomic nervous systems. The devices can be used for evaluation and treatment of neurological and neuromuscular disorders as well as education and research. NeuroDyne’s products include medical instruments, sensors, disposable electrodes and software that offer sEMG, electrocardiography (“EKG”), electroencephalography (“EEG”), respiration, skin temperature, electro-dermal response (“EDR”), electro-dermal level (“EDL”), peripheral blood flow, inter-beat interval (“IBI”), heart rate, and heart rate variability. The products are sold worldwide and are used by healthcare providers, educators and researchers. ZND intends to utilize its distribution network for the already developed products within NeuroDyne, subject to FDA regulation, and NeuroDyne sales channels to more rapidly penetrate the neurodiagnostics market. NeuroDyne did not produce significant revenue for the year ended December 31, 2012.

Zynex Monitoring Solutions (ZMS):

ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring. During 2012, ZMS was still in development and did not have any revenue. The blood volume monitor is a non-invasive medical device for monitoring central blood volume that would be used in operating and recovery rooms to detect blood loss during surgery and internal bleeding during recovery. This device has been subjected to multiple clinical studies, which are being utilized for collecting data to further validate the algorithm used to determine changes in central blood volume and planning for future, additional clinical studies. A utility patent has been filed for this unique application (pending), which we believe could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery.

Zynex Billing and Consulting (ZBC):

During the latter part of 2012, we established a medical billing and consulting subsidiary, ZBC. ZBC provides outsourced billing services for private medical practices, which include collection services, medical coding and general billing consulting. ZBC is majority owned by Zynex, Inc. (80%) and has a noncontrolling interest member, owning 20%.

Zynex Europe (ZEU):

ZEU was formed in 2012 to further progress Zynex’s international expansion. ZEU is focused on sales and marketing of primarily ZND products within the international marketplace, upon receipt of necessary regulatory approvals.

Products

We currently market and sell Zynex-manufactured products and distribute private labeled products, as indicated below:

Zynex Medical (ZMI):

Product Name	Description
Our Products

IF 8000	Combination IF and NMES device.

IF 8100	An easier to use, fixed program version of the IF8000.

E-Wave	Dual Channel NMES Device

TruWave	Dual Channel TENS Device

TruWave Plus	Dual Channel combination TENS, NMES and IF Device

NexWave	Dual Channel TENS Device

InWave	Incontinence therapy Device

Private Labeled Products

ValuTENS	Dual Channel TENS Device

NuTrac Pelvator	Pelvic Floor Stimulator

I-Wave	Iontophoresis dose delivery Device

LSO	Lumbar Support Device

Knapp	Knee Brace

I-Trode	Iontophoresis electrode

ActivaPatch	Wireless iontophoresis electrode

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Zynex NeuroDiagnostics (ZND):

Product Name	Description
Our Products

NM 900	NeuroMove. Electromyography (EMG) triggered Electrical Stimulation Device

MEDAC Sys/3 System	Acquired NeuroDyne product – Photoelectric plethysmograph (PPG) – physiological monitoring Device

NeuroSys/3 System	Acquired NeuroDyne product – Electromyography monitoring hardware with multiple channel configuration

NeuroDyne Device Software	Acquired NeuroDyne product – monitoring software

Private Labeled Products

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Medical Sensors	Acquired NeuroDyne product – Supplies for use in NeuroDyne products

Zynex Monitoring Solutions (ZMS):

Product Name	Description
Our Products

Non-Invasive Blood Volume Monitor	Blood Volume Monitor (in development-not released)

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

Electrotherapy introduces an electrical current applied through surface electrodes. The electrical current “distorts” a pain signal on its way to the central nervous system and the brain, thus reducing the pain. Additionally, by applying higher levels of electricity, muscles contract and such contraction may assist in the effects mentioned above.

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

Stroke and Spinal Cord Injury Rehabilitation

Our proprietary NeuroMove is a Class II medical device that has been cleared by the FDA for stroke and SCI rehabilitation. Stroke and SCI usually affect a survivor’s mobility, functionality, speech, and memory, and the NeuroMove helps the survivor regain movement and functionality.

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

Our Markets

Zynex Medical (ZMI):

We primarily compete in the standard electrotherapy market, with products based on TENS devices, IF devices and consumable supplies. We estimate the annual domestic market for standard electrotherapy products at approximately $600 million, and we expect it to grow at an estimated 6% per year through 2016. It is anticipated that the TENS devices will experience higher downstream demand from physical therapists and other independent physicians and benefit from an aging population, who are more exposed to chronic conditions that require minimally invasive treatment. In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. The two primary competitors in our market are International Rehabilitative Sciences, Inc. d/b/a RS Medical and EMPI, Inc. (a DJO Global, Inc. company). In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies. Some of these competitors may have greater financial or technical resources than we do.

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

Key characteristics of our markets are:

•

Collection cycles of initial payment from insurance carriers can range from 30 days to many months and considerably longer for many attorney, personal injury and worker’s compensation cases. Such delayed payment impacts our cash flow and can slow its growth. Collections are also impacted by whether effective billing submissions are made by our billing and collections department with the insurance carriers.

•	Prior to payment, the third party payors often make significant payment “adjustments or discounts”. This can also lead to billing disputes with third party payors.

•

Some insurance companies do not, as a matter of policy, cover some of our products, or limit coverage of our products to certain diagnosis, which can result in the denial of payment or a demand for refund.

Zynex NeuroDiagnostics (ZND):

ZND is focused on developing products within the neurosensing marketplace. This would include the active, current NeuroMove device, devices acquired from NeuroDyne and any potential new products developed. The neurosensing market is segmented into four areas; electrophysiological brain sensors, magnetic sensors, brain analysis systems and peripheral neural sensors. We believe our products will compete in one or more of these markets against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have identified CardioDynamics International Corporation (Sonosite Inc.), Cheetah Medical Inc. and Edwards Lifesciences Corporation as our primary competitors.

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. It is estimated that non-invasive and minimally invasive monitoring devices, like the ones we are developing, will account for half of the cardiac output market. We believe our products, once released into the marketplace, will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have identified Cadwell Laboratories Inc., Natus Medical Inc., CareFusion Corporation and Bioness Inc. as our primary competitors.

Sales and Growth Strategies

To date, ZMI accounts for substantially all of our revenue. In an effort to increase revenue, we continue to expand and modify our geographic sales channels through the addition of experienced domestic sales representative, representing a mix of Zynex employees, sales contractors and international distributors. As of December 31, 2012, we had approximately 200 active field sales representatives in thirty-eight states. An insignificant amount of our revenue is derived from international sales; however we continue to take steps to penetrate the global medical device marketplace. To date, we have thirty-four active international distributors in Canada, Australia, Asia, Russia, China, and the Middle East. We have also obtained the European Union CE Marking for the Nexwave and NM 900 (refer to “Products” for a full description) to enhance our entry into other developed countries. In February 2012, we established a European, wholly-owned subsidiary (ZEU), to initially focus on sales and marketing within the European marketplace.

In March 2012, ZND acquired substantially all of the assets of NeuroDyne. We are marketing the already existing NeuroDyne products within our current distribution channels, subject to FDA requirements and restrictions, and leveraging NeuroDyne’s distribution channels for Zynex products. We also plan to expand our markets by developing new neurodiagnostic and cardiac monitoring products and continue evaluating acquisitions in those market spaces. During the latter part of 2012, we established a medical billing and consulting subsidiary, ZBC. ZBC provides outsourced billing services for private medical practices, which include collection services, medical coding and general billing consulting. We believe the expansion of our served markets, from standard electrotherapy (ZMI), to neurological monitoring (ZND), cardiac monitoring (ZMS), and medical billing services (ZBC) will provide opportunity for future growth.

Manufacturing and Product Assembly

Our manufacturing and product assembly strategy consists of the following elements:

•	Compliance with relevant legal and regulatory requirements.

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

Our significant suppliers as of March 2013 are:

Axelgaard Manufacturing Co., LTD, Fallbrook, CA

Western Electronics, Meridian, ID

Covidien, Mansfield, MA

Staples Advantage, Chicago, IL

See Note 13 to the Consolidated Financial Statements regarding our primary supplier of electrotherapy products.

Distribution and Revenue Streams:

To date, substantially all of our revenue is generated through our ZMI subsidiary.

We sell most of our medical devices through independent sales representatives in the United States, but continue to hire direct sales employees and utilize a hybrid direct/independent contractor field sales model. Our field sales representatives are engaged to sell in predefined geographic markets, that are compensated based on the number of valid orders obtained. Often times, we place our inventory with certain field sales representatives to more quickly fill orders. Currently, the United States has been the market that we have focused on; however, we have established thirty-four active international distributors in Canada, Australia, Asia, Russia, China, and the Middle East. Typically, we sell and ship product directly to our international distributors, who work directly with the ultimate patient or end-user.

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

A significant portion of our revenue is derived from patients with private health insurance carriers with insurance plans, typically known as HMO or PPO, on behalf of their insureds. The balance of the revenue is received from Medicare and Medicaid, worker’s compensation agencies, attorneys representing injured patients, hospitals, and private-pay individuals. Patients associated with one private health insurance carrier accounted for approximately 22% and 30% of our net accounts receivable balance at December 31, 2012 and 2011, respectively.

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

Intellectual Property

Although we do not own any patents, we believe that our products contain certain proprietary software. We currently have applied for patents for products related to cardiac monitoring within ZMS. In the future, we may seek patents for advances to our existing products and for new products as they are developed. During 2012, we incurred approximately $874,000 of direct research and development expenses, primarily from our ZMS subsidiary. During 2011, we incurred approximately $638,000 of research and development expenses, primarily from our ZMS subsidiary. We plan on continuing to expend resources on research and development within our ZND and ZMS subsidiaries.

We hold registered trademarks for NeuroMove in the U.S. and the European Union. Zynex and Zynex Medical are trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

Regulatory Approval And Process

All our ZMI products are classified as Class II (Medium Risk) devices by the FDA, and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is regulated by the FDA, and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, the company introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976 or to devices that have been reclassified in accordance with the provisions of the Federal Food, Drug, and Cosmetic Act that do not require approval of a premarket approval application. When the FDA determines that the device is substantially equivalent, the agency issues a “clearance” letter that authorizes marketing of the product. We are also regulated by the FDA’s cGMP and QSR (Quality Systems Regulation). We believe that our products have obtained or are good candidates for the requisite FDA clearance or are exempt from the FDA clearance process. In September 2011, Zynex received FDA 510(k) clearance to market the NexWave, our next generation TENS device. In August 2012, Zynex received FDA 510(k) clearance to market the InWave, our next generation muscle stimulator for treatment of female incontinence. Failure to comply with FDA requirements could adversely affect us.

In September 2009, we obtained accreditation as a Medicare DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics, and Supplies) supplier, which is required to maintain our status as a supplier to Medicare and several private health insurance companies. The accreditation was performed by The Compliance Team; one of ten organizations certified to audit and accredit durable medical equipment providers in the U.S. Re-accreditation surveys are performed annually by the Compliance Team. Zynex was successfully re-accredited in June 2012. Failure to obtain re-accreditation could adversely affect us.

Zynex has received European Union (“EU”) CE Marking approval for several of its products. CE Marking is a certification that a product meets the standards established by the 25 nations of the EU and qualifies for sale in the EU and 4-nation European Free Trade Association.

The Far East, Middle East, Eastern Europe and Latin American markets have different regulatory requirements. We comply with applicable regulatory requirements within the markets in which we currently sell. If and when we decide to enter additional geographic areas, we intend to comply with applicable regulatory requirements within those markets.

Zynex has received ISO13485: 2003 certification for its compliance with international standards in quality management systems for design, development, manufacturing and distribution of medical devices. This certification is not only important as an assurance that we have the appropriate quality systems in place but is also crucial to our international expansion efforts as many countries require this certification as part of their regulatory approval.

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

Federal health care laws apply to us when we submit a claim to Medicare, Medicaid or any other federally funded health care program. In addition to requirements to meet government standards for enrollment in and billing of Medicare and Medicaid. The principal federal laws that we must abide by in these situations include:

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

Employees

As of December 31, 2012, we employed 255 full time employees. We also engage a number of independent commission-only sales contractors.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE ARE DEPENDENT ON REIMBURSEMENT FROM INSURANCE COMPANIES AND GOVERNMENT PROGRAMS (INCLUDING MEDICARE AND MEDICAID); CHANGES IN INSURANCE REIMBURSEMENT POLICIES OR APPLICATION OF THEM TO OUR PRODUCTS COULD RESULT IN DECREASED OR DELAYED REVENUES.

A large percentage of our revenues come from insurance company and government health care program reimbursement. Upon delivery of our products to our customers, we directly bill the customers’ private insurance company or government payor for reimbursement. If the billed payors do not pay their bills on a timely basis or if they change their policies to exclude or reduce coverage for our products, we would experience a decline in our revenue as well as cash flow. In addition, we may deliver products to customers based on past practices and billing experiences with health insurance companies and have a health insurance company later deny coverage for such products. In some cases our delivered product may not be covered pursuant to a policy statement of a health insurance provider, despite a payment history of the insurance provider and benefits to the patients. A health insurance provider may seek repayment of amounts previously paid for covered products. We maintain an allowance for provider discounts for amounts intended to cover legitimate requests for repayment. Failure to adequately identify and provide for amounts for resolution of repayment demands in our allowance for provider discounts could have a material adverse effect on our results of operations and cash flows. For government health care programs, if we identify a deficiency in prior claims or practices, we may be required to repay amounts previously reimbursed to us by government health care programs.

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

In addition, the Centers for Medicare and Medicaid Services, or CMS, may reduce reimbursement levels or eliminate reimbursement for certain of our products, which could have a material adverse effect on our results of operations. CMS reviews and may change conditions for Medicare coverage for our durable medical equipment from time to time. Effective for dates of service on or after June 8, 2012 CMS no longer supports coverage of TENS for chronic low back pain unless the patient is enrolled in an approved clinical study under coverage with evidence development. This change in coverage criteria could have an adverse effect on our ability to sell or rent our products or cause physical therapists or physicians to prescribe alternative therapies or products.

NEW INSURANCE REIMBURSEMENT CODING RULES MAY DELAY THE RECEIPT OF REVENUE AND FURTHER STRAIN OUR LIQUIDITY.

On January 16, 2009, the U.S. Department of Health and Human Services (“HHS”) released the final rule mandating that everyone covered by the Health Insurance Portability and Accountability Act (“HIPAA”) must implement ICD-10 (International Classification of Diseases, 10th Edition) for medical reimbursement coding of insurance claims by October 1, 2013. ICD-10 codes contain significantly more information than the ICD-9 codes previously used for medical coding and requires covered entities, including the Company, to code with much greater detail and specificity than ICD-9 codes. In a related final rule released the same day, HHS mandated that the HIPAA transaction standards required by HIPAA for all electronic health care claims must switch to Version 5010 from Version 4010/4010A by April 1, 2012. HHS adopted version 5010 to replace the current standards that covered entities must use when conducting claims submissions and other electronic transactions covered by HIPAA. The transition to Version 5010, which began late in 2011, has resulted in us having a more difficult time receiving payment from Third-party Payors. During 2012, we experienced a decline in our cash collections due to this issue. We have identified and are closely monitoring claims submitted under Version 5010. No assurance can be given that our claims will be paid in a timely manner or at all. We have recorded adjustments to decrease our net revenue to account for the Version 5010 issue but those adjustments may prove to be inadequate. Depending on how and whether the industry rectifies the Version 5010 issue and the ultimate outcome of our claims submitted under Version 5010, our net revenue and cash collections may continue to be adversely impacted in future periods, which could strain our liquidity and hamper our operations.

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

OUR INVENTORY VALUATIONS MAY BE INCORRECT, WHICH MAY RESULT IN INVENTORY WRITE-DOWNS THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We sell most of our medical devices through independent sales representatives and direct sales employees, utilizing a hybrid direct/independent contractor field sales model. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated based on the number of valid purchase orders obtained from our customers, which consist primarily of patients, health care providers, and dealers. Often times, we place a large amount of our inventory with field sales representatives to more quickly fill orders. A certain amount of such inventory may be retained by the sales representative or placed at doctor’s offices or clinics for extended periods of time prior to its sale. If our inventory valuation is incorrect for any reason it may result in inventory write-downs that would increase costs and have an adverse effect on our results of operations.

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

WE HAVE LIMITED LIQUIDITY BECAUSE OUR CASH REQUIREMENTS INCREASE AS OUR OPERATIONS EXPAND.

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

OUR REVOLVING CREDIT FACILITY CONTAINS FINANCIAL COVENANTS THAT REQUIRE US TO MAINTAIN CERTAIN FINANCIAL AND RESTRICTIVE COVENANTS THAT LIMIT OUR FLEXIBILITY. A BREACH OF THOSE COVENANTS MAY CAUSE US TO BE IN DEFAULT UNDER THE FACILITY, AND OUR LENDERS COULD FORCLOSE ON OUR ASSETS.

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

Some competitors to our products have substantially greater financial, technical, marketing, and other resources. Competition could result in our need to reduce prices, fewer orders, reduced gross margins, and loss of market share. Our products are regulated by the FDA. Competitors may develop products that are substantially equivalent to our FDA cleared products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own. If overall demand for our products should decrease it could have a material adverse effect on our operating results. Substantial competition is expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product. These competitors may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products.

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

IF WE NEED TO REPLACE MANUFACTURERS, OUR EXPENSES COULD INCREASE RESULTING IN SMALLER PROFIT MARGINS.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if we need to replace an existing manufacturer, we may have to expand our third-party manufacturing capacity. We cannot assure that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms, which we have with our manufacturers, either from a production standpoint or a financial standpoint. We enter into a number of purchase order commitments specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively.

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

HOSPITALS AND CLINICIANS MAY NOT BUY, PRESCRIBE OR USE OUR PRODUCTS IN SUFFICIENT NUMBERS, WHICH COULD RESULT IN DECREASED REVENUES.

Hospitals and clinicians may not accept any of our products as effective, reliable, and cost-effective. Factors that could prevent such institutional customer acceptance include:

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

WE NEED TO MAINTAIN INSURANCE COVERAGE, WHICH COULD BECOME VERY EXPENSIVE OR HAVE LIMITED AVAILABILITY.

Our marketing and sale of medical device products and services creates an inherent risk of claims for product liability. As a result, we carry product liability insurance and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured that we have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, if we file liability claims, there is no assurance that our insurance provider will continue to insure us at current levels or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims. In addition, we carry director and officer insurance which may rise in cost due to our securities litigation discussed in Item 3 “Legal Proceedings”.

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

To determine whether adequate compliance has been achieved, the FDA may inspect our facilities at any time. Such compliance can be difficult and costly to achieve and maintain. Our compliance status may change due to future changes in, or interpretations of, FDA regulations or other regulatory agencies. Such changes may result in the FDA withdrawing marketing clearance or requiring product recall. In addition, any changes or modifications to a device or its intended use may require us to reassess compliance with good manufacturing practices guidelines, potentially interrupting the marketing and sale of products. Failure to comply with regulations could result in enforceable actions, including product seizures, product recalls, withdrawal of clearances or approvals, and civil and criminal penalties.

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

SUBSTANTIAL COSTS COULD BE INCURRED DEFENDING AGAINST CLAIMS OF INFRINGEMENT.

Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe Zynex’s ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

•	Cease selling, incorporating, or using products that incorporate the challenged intellectual property:

•	Obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms, if at all; and

•	Re-design Zynex’s products excluding the infringed intellectual property.

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

•

Continue to build a sales force, which may include a rapid increase in hiring direct sales employees, and quickly increase the number of contract sales representatives in order to meet internal projections for sales growth;

•	Manage geographically dispersed operations;

•	Explore potential reseller and original equipment manufacturer (OEM) relationships and assure that reseller and OEMs provide appropriate educational and technical support;

•	Promote appropriate frequent product use to increase sales of consumables: and

•	Enter into relationships with well-established distributors in foreign markets.

These strategies could be costly and may impact our operating results. If these strategies do not generate increased revenue, the result will be increased operating expenses greater than the revenue, resulting in a reduction of net income or a net loss.

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

OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, THE FAILURE TO COMPLY WITH WHICH COULD RESULT IN SIGNIFICANT PENALTIES.

Numerous state and federal government agencies extensively regulate the manufacturing, packaging, labeling, advertising, promotion, distribution and sale of our products. Our failure or inability to comply with applicable laws and government regulations may result in temporary or permanent interruption to our business, civil and criminal penalties which we may be unable to pay or may cause us to curtain or cease operations. We may inadvertently fail to comply with certain laws and regulations because we fail to understand all aspects of the complex regulatory environment. We may not be able to adequately comply with a variety of laws and regulations including state and local licensure requirements, state and federal anti-kickback statutes, the federal Stark law, various state “mini-Stark” laws, state and federal “physician sunshine” laws, the federal Civil Monetary Penalties law and federal and state False Claims Acts. We must also expend resources from time to time to comply with newly adopted regulations, as well as changes in existing regulations. If we fail to comply with these requirements, we could be subject to administrative, civil or criminal enforcement actions that could have a material adverse impact on our results of operations and cash flows including suspension or termination of our participation in Medicare or Medicaid; refunds of amounts received in error or in violation of law; loss of required government certification, accreditation, or exclusion from government payment programs, loss of licenses required to do business in certain jurisdictions, fines, damages and monetary penalties.

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

OUR PRINCIPAL EXECUTIVE OFFICER OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our Chief Executive Officer and Chairman of our Board of Directors, Thomas Sandgaard, beneficially owns approximately 58% of our outstanding common stock as of March 13, 2013. As a result, Mr. Sandgaard has the ability to control substantially all matters submitted to our stockholders for approval, including:

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

From time to time, we evaluate acquisition opportunities that would fit within our strategic growth plans. We will encounter various risks in connection with acquisitions, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Any acquisition, including our recent acquisition of Neurodyne Medical Corp., could be expensive, disrupt our ongoing business and distract our management and employees. We may not be able to identify suitable acquisitions, and if we do identify suitable acquisitions, we may not be able to make these acquisitions on acceptable terms or at all. If we do identify attractive acquisitions, we may also be unable to secure adequate capital to complete the acquisition. If we make an acquisition, we could have difficulty integrating the acquired technology, employees or operations. Integration of NeuroDyne Medical Corp. and any other acquired companies and technologies into our company may be expensive, time-consuming and strain our managerial resources. Acquisitions also involve the risk of potential unknown liabilities, including with respect to NeuroDyne. As a result of these risks, we may not be able to achieve the expected benefits of the NeuroDyne acquisition or any other future acquisition. There is no assurance that we will be able to integrate NeuroDyne or any other acquired business into our overall operations or operate them successfully as stand-alone businesses, or that NeuroDyne or any other acquired business will operate profitably or will not otherwise adversely impact our results of operations. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities, which could dilute stockholder value.

WE MAY FAIL TO PROTECT THE PRIVACY, INTEGRITY AND SECURITY OF CUSTOMER INFORMATION.

We possess and process sensitive customer information and Protected Health Information protected by the Health Insurance Portability and Affordability Act (“HIPAA”). While we have taken reasonable and appropriate steps to protect that information, if our security procedures and controls were compromised, it could harm our business, reputation, results of operations and financial condition and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with health care privacy and consumer protection laws. A compromise of our privacy or security procedures could also subject us to liability under certain health care privacy laws applicable to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our headquarters and operations are located in a 75,000 square foot building in Lone Tree, Colorado. This space is leased under a 69-month agreement, expiring in September 2015, at an annual lease expense of approximately $1,659,000. We also lease a small warehouse in Denmark. We believe that these leased properties are sufficient to support our requirements until the leases expire. See Note 10 to the Consolidated Financial Statements for additional information on this lease.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

PERIOD	HIGH	LOW
Year ended December 31, 2012
First Quarter	$0.84	$0.63
Second Quarter	$0.84	$0.62
Third Quarter	$0.82	$0.67
Fourth Quarter	$0.80	$0.61
Year ended December 31, 2011
First Quarter	$0.80	$0.60
Second Quarter	$1.00	$0.68
Third Quarter	$0.90	$0.70
Fourth Quarter	$0.80	$0.61

As of March 26, 2013, there were 31,148,234 shares of common stock outstanding and approximately 231 record holders of our common stock.

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. In addition, our revolving line of credit contains a prohibition on the payment of cash dividends on our stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We currently have five subsidiaries.; ZynexMedical, Inc. (ZMI), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Monitoring Solutions Inc. (ZMS), Zynex Billing and Consulting, LLC (ZBC) and Zynex Europe, Aps (ZEU) (see Item 1 “Business” for a full description of the subsidiaries).

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Report.

RESULTS OF OPERATIONS (dollars in thousands, except per share)

Overview

Our consolidated net revenue in 2012 was primarily driven by activities in our ZMI subsidiary and increased by 16% over 2011. The increase is attributable to a 27% increase in orders, which was the result of the expansion of our direct sales force utilized to penetrate existing and new geographic markets. We currently have approximately 200 combined field sales representatives in approximately thirty-eight states. In the future, we may continue hiring direct field sales representatives to complement our independent contract sales force to further penetrate geographic markets. An insignificant amount of our revenue is derived from international sales; however we continue to take steps to penetrate the global medical device marketplace. To date, we have thirty-four active international distributors in Canada, Australia, Asia, Russia, China, and the Middle East. Although our ZND, ZMS, ZBC and ZEU subsidiaries produced nominal revenues for 2012, we anticipate with the continued product development and sales and marketing activities being conducted in these subsidiaries will produce revenue in future periods.

Our total consolidated selling, general and administrative expenses increased by 19% over prior year because of specific investments made to expand our direct ZMI sales employees (versus independent sales contractors), improvements made to our ZMI billing and reimbursement department, and expenses incurred in our ZND and ZMS subsidiaries for research and product development. We believe these expenses were necessary in 2012 to provide an infrastructure that allows us to capture market share in geographic markets we have not yet penetrated, accelerate growth in our existing markets, and increase cash flow through improved collection efforts.

We generated income from operations of $2,737, income before income tax of $2,336, net income of $1,553 and net income per diluted share of $0.05 in 2012.

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

Revenue is reported net, after adjustments for estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients which may affect collectability. See Note 2 to the Consolidated Financial Statements in this annual report for a more complete explanation of our revenue recognition policies. On January 16, 2009, the United States Department of Health and Human Services (“HHS”) released the final rule mandating that everyone covered by HIPAA must implement ICD-10 (International Classification of Diseases, 10th Edition) for medical reimbursement coding of insurance claims by October 1, 2013. ICD-10 codes contain significantly more information than the ICD-9 codes previously used for medical coding and requires covered entities, including the Company, to code with much greater detail and specificity than ICD-9 codes. In a related final rule, HHS mandated that the HIPAA transaction standards required by HIPAA for all electronic health care claims must switch to Version 5010 from Version 4010/4010A on April 1, 2012. HHS adopted version 5010 to replace the current standards that covered entities must use when conducting claims submissions and other electronic transactions covered by HIPAA. The transition to Version 5010, which began late in 2011, has resulted in several providers, including us, having a more difficult time receiving payment from Third-party Payors. During 2012, we experienced a decline in our cash collections due to this issue. We have identified and are closely monitoring claims submitted under Version 5010. No assurance can be given that our claims will be paid in a timely manner or at all. During 2012, we recorded adjustments to reduce our net revenue to account for the Version 5010 issue but those adjustments may prove to be inadequate.

Total Net Revenue (Net Rental and Net Sales)

Total net revenue by quarter (in thousands)	December 31, 2012	December 31, 2011
First quarter	$8,944	$6,633
Second quarter	10,026	8,395
Third quarter	10,102	9,427
Fourth quarter	10,594	9,693

Total Net Revenue	$39,666	$34,148

Total net revenue by type (in thousands)	December 31, 2012	December 31, 2011
Net Rental Revenue	$8,917	$9,892

Sale of electrotherapy and other private labeled distributed products	14,152	11,206
Sale of recurring consumable supplies	16,597	13,050

Total Net Sales Revenue	30,749	24,256

Total Net Revenue	$39,666	$34,148

Total net revenue increased $5,518 or 16% to $39,666 for the year ended December 31, 2012 from $34,148 for the year ended December 31, 2011.

The increase in total net revenue for the year ended December 31, 2012, compared to the year ended December 31, 2011, was attributable to an increase in prescriptions (orders) of 27% for our electrotherapy products, which led to a 26% increase in sales of our electrotherapy and other private labeled distributed products and a 27% increase in our recurring consumable supplies (surface electrodes and batteries). The increased orders are directly related to our addition of direct field sales force, which benefit us by serving markets that we had not yet penetrated and by providing greater awareness of our products to end users and physicians. As of December 31, 2012 and December 31, 2011, we had over 200 field sales representatives. The increased sales of consumable supplies are directly related to the increased number of active products currently in the market.

We believe the addition of a direct sales force to complement our existing independent sales representatives allowed us to increase our market presence and increase orders during 2012. Orders for our products lead to (1) rental income, which we anticipate receiving on a recurring basis over the time patients use our products, (2) direct sales of our products, and (3) corresponding recurring sales of electrodes and other supplies for our products, all of which are subject to our ability to collect payment due to contractual adjustments by insurers. Our products are subject to reimbursement policies of Third-party Payors, which we may not be able to determine with any certainty. These Third-party Payor policies typically dictate whether our products will be purchased or rented. Therefore, our revenue mix of net rental and net sales revenue may fluctuate from time to time and may not be an indicator of the overall demand for our products. We are unable to determine if the reimbursement policy trend towards purchasing rather than renting our products will continue or change in the future, as it is based on many market and Third-party Payor factors. However, we believe that based on the current demand for our products, a change in reimbursement policy will not have a significant impact on our total revenue, as we believe it will only shift our revenue mix. Shifts in our revenue mix may also have a material impact on our overall gross margin, as product sales result in a lower gross profit because their cost of sales is higher than that from rentals (cost of sales associated with rentals is primarily depreciation).

Net Rental Revenue

Net Rental Revenue decreased $975 or 10% to $8,917 for the year ended December 31, 2012, from $9,892 for the year ended December 31, 2011.

Net Rental Revenue for the year ended December 31, 2012 represented 22% of total net revenue compared to 29% for the year ended December 31, 2011. The decrease in net rental revenue for the year ended December 31, 2012 is primarily due to the continued shift in our revenue mix (from rentals to direct purchase) because of our change in Third-party Payor reimbursement trends, in favor of purchasing products rather than renting them.

Net Sales Revenue

Net Sales Revenue increased $6,493 or 27% to $30,749 for the year ended December 31, 2012 from $24,256 for the year ended December 31, 2011.

Net Sales Revenue for the year ended December 31, 2012 represented 78% of total net revenue compared to 71% for the year ended December 31, 2011. Net Sales Revenue is comprised of two primary components; sale of electrotherapy devices and private labeled distributed products, representing 36% of total net revenue for 2012, and sale of recurring device consumables (batteries and electrodes), representing 42% of total net revenue for 2012. This compares to the sale of electrotherapy devices and private labeled distributed products representing 33% of total net revenue for 2011 and sale of device consumables representing 38% of total net revenue for 2011. The increase in Net Sales Revenue for the year ended December 31, 2012 was primarily due to the 27% increase in orders, the current change in Third-party Payor reimbursement trends, in favor of purchasing products rather than renting them, and the increased number of units in the market (previously sold or actively being rented). These additional units in the market resulted in a 27% increase of sales of our recurring consumable supplies over 2011. The increase in net sales revenue was partially offset by adjustments made to account for reimbursement trends and specific provisions for the Version 5010 industry transition.

Gross Profit

Gross profit for the year ended December 31, 2012 was $30,896 or 78% of total net revenue compared to $26,777 or 78% of total net revenue in the year ended December 31, 2011.

Our total gross profit percentage was impacted by two primary items in 2012; the increase in total net revenue and revenue mix (that resulted in a net gross profit of 78%). During 2012 we experienced a 16% increase in total net revenue over 2011, which positively impacted our gross profit percentage, as we had incremental net revenue that exceeded fixed costs in manufacturing. The positive effect on gross profit percentage from our increase in total net revenue was offset by the change in revenue mix from more products being sold than rented. Product sales incur higher costs than those from rentals, as the major cost associated with rentals is depreciation. Net product rentals for 2012 represented 22% of total net revenue as compared to 29% for 2011.

Selling, General and Administrative (“SG&A”)

Total selling, general and administrative expenses increased $4,483 or 19% to $28,159 for the year ended December 31, 2012 from $23,676 for the year ended December 31, 2011.

A summary of selling, general and administrative expenses by department for the years ended December 31, 2012 and 2011 is provided below:

SG&A expense by department

	2012	% of Net Revenue	2011	% of Net Revenue
Sales & Marketing	$13,340	34%	$9,340	27%
Reimbursement & Billing	8,944	22	7,969	23
General & Administrative	4,702	12	4,278	13
Engineering & Operations (including Research and Development)	1,173	3	2,089	6

Total SG&A expenses	$28,159	71%	$23,676	69%

Sales and Marketing

Our sales and marketing expenses increased by $4,000 for 2012 over 2011 due to incremental commissions incurred in the current period (2012 total orders increased 27% over 2011) and the addition of direct field sales employees, which carry fixed salary costs. Prior to 2012, a large portion of our sales channel consisted of independent sales contractors, which carry variable costs based on the number of orders obtained. We are continuously evaluating our sales channel model, which may result in direct sales employees, indirect sales contractors, or a mix of both.

Reimbursement Billing

We incurred additional expenses in our reimbursement billing department of $975 for 2012 over 2011, primarily because of additional personnel added to support the increase in total net revenue for 2012 and to further increase our cash collections from third party payors. Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from Third-party Payors. Therefore, we continue to evaluate and monitor the infrastructure and systems in this department, as it is our primary function for cash collections, and this may result in increased expenses in future periods. Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with Third-party Payors could result in an increase in our aggregate accounts receivable collection percentage.

General and Administrative

Our general and administrative expenses increased by $424 for 2012 over 2011, which was primarily the result of administrative infrastructure, including the addition of regulatory personnel, required to support the increase in 2012 total net revenue.

Engineering and Operations

Engineering and operations decreased by $916 for 2012 over 2011. During the first quarter of 2012, we increased the in-house manufacturing activities for some of our products, which resulted in more operational costs being classified as cost of sales and less being classified as selling, general and administrative expenses. Total engineering and operations costs (including the reclassification to cost of sales) were $2,947 for the year ended December 31, 2012, as compared to $2,411 for the year ended December 31, 2011. The 2012 increase in engineering and operations, (including the reclassification to cost of sales), is directly related to expenses incurred in our ZND and ZMI subsidiaries for engineering and clinical research.

Other Income (Expense)

Other income (expense) is comprised of interest income, interest expense and other expense.

Interest income for the year ended December 31, 2012 was $3 compared to $1 for the same period in 2011.

Interest expense for the year ended December 31, 2012 was $435 compared to $460 for 2011. Included in the 2011 interest expense is a $139 loss we incurred on an extinguishment of debt related to our prior line of credit (terminated in December 2011). Excluding this loss, interest expense increased $114 from 2011 to 2012. Our line of credit increased to $5,906 for the year ended December 31, 2012 as compared to $3,289 for the year ended December 31, 2011, which resulted in incremental interest expense for 2012 over 2011.

Other expense for the year ended December 31, 2012 was $31 compared to $2 for the same period in 2011.

Income Tax Expense

We reported income tax expense of $788 (34% effective tax rate) for the year ended December 31, 2012 compared to $1,080 (41% effective tax rate) for the same period in 2011. The decrease in income tax expense for 2012 is primarily due to permanent and other differences which create taxable income at a different rate than the income before taxes in the statement of operations. The taxes on this taxable income for 2012 cause the income tax expense to be at a lower effective tax rate than the statutory tax rate. Income tax expense also includes penalties and interest related to income taxes.

Net Income

We reported a 2012 net income of $1,553 as compared to a net income of $1,564 for 2011.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

Line of Credit

On December 19, 2011, we entered into a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. The Doral Agreement provides for an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the our asset borrowing base. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement requires monthly interest payments in arrears on the first day of each month. The Doral Agreement will mature on December 19, 2014. As of December 31, 2012, the effective interest rate under the Doral Agreement was 9% (7% interest rate and 2% fees). We may terminate the Doral Agreement at any time prior to the maturity date upon thirty days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If we terminate the Doral Agreement after December 19, 2012 but before the maturity date, we must pay a specified early termination fee. As of December 31, 2012, $5,906 was outstanding under the Doral Agreement and $1,094 was available for borrowing.

The Doral Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. This arrangement causes the Doral Agreement to be classified as a current liability.

The Doral Agreement also contains customary restrictive and financial covenants for asset-backed revolving credit facilities. As of December 31, 2012, we were in compliance with the financial covenants under the Doral Agreement.

Limited Liquidity

Cash used in operating activities was $879 for the year ended December 31, 2012 compared to $362 of cash used in operating activities for the year ended December 31, 2011. The primary reason for the decrease in cash flow was the decrease in short-term liabilities (such as accounts payable, accrued expenses and income tax payable) and increase in inventory, offset by the net change in accounts receivable.

Cash used in investing activities for the year ended December 31, 2012 was $1,584 compared to cash used in investing activities of $1,267 for the year ended December 31, 2011. Cash used in investing activities primarily represents the purchase and in-house production of rental products as well as purchases of capital equipment and leasehold improvements. In addition, $245 of cash was used in 2012 for the acquisition of Neurodyne.

Cash provided by financing activities was $2,497 for the year ended December 31, 2012 compared with cash provided by financing activities of $1,816 for the year ended December 31, 2011. The primary financing sources of cash in both 2012 and 2011 were net borrowings under the Doral Agreement and proceeds received from the exercise of options, partially offset by payments on capital lease obligations and deferred financing fees.

Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (b) the required high levels of inventory kept with sales representatives that are standard in the electrotherapy industry, (c) the payment of commissions to salespersons based on sales or rental orders prior to payments for the corresponding product by insurers and whether or not there is a denial of any payment by an insurer, (d) the need for expenditures to continue to enhance the Company’s internal billing processes ahead of and in anticipation of revenue growth, (e) the delayed cost recovery inherent in rental transactions, (f) expenditures required for on-going product development, (g) increased income tax liability as a result of our positive net income and (h) increased commitments resulting from the premises lease signed in November 2009. In addition, during 2012, our cash flows were negatively impacted by industry conversion to HHS mandated Version 5010 for all electronic health care claims. As our business and sales grow, some of these liquidity strains will increase. Limited liquidity may restrict our ability to carry out our current business plans and curtail our revenue growth.

For the years ended December 31, 2012 and 2011, the Company reported negative cash flows from operations of $879 and $362, respectively. In addition, the Company’s line of credit has increased from $3,289 at December 31, 2011 to $5,906 at December 31, 2012, primarily driven by working capital requirements related to an increase in sales orders during the year. Maximum borrowings under the line of credit are $7,000. Management developed the Company’s operating plans for 2013 to emphasize cash flow, under which the Company is making operational billing changes to increase cash collections as well as implementing various cost modifications to reduce expenses. Management believes that its cash flow projections for 2013 are achievable and that sufficient cash will be generated to meet the Company’s operating and financial obligations for the remainder of 2013.

Our long-term business plan contemplates organic growth in revenues and potential acquisitions. Therefore, in order to support a growth in revenue, we require, among other things, funds for the purchases of equipment (primarily for rental inventory), funds for the purchases of inventory, the payment of commissions to an increasing number of sales representatives, and the increase in office lease payments (for our new, larger building) to support the higher level of operations. On March 9, 2012, in an effort to diversify our product line and penetrate markets that our ZND subsidiary serves, we acquired substantially all NeuroDyne Medical Corp’s assets (refer to Note 5 of our Consolidated Financial Statements). Matters relating to the acquisition (including integration, operation and sales) have and will continue to require commitments of time and resources, which may detract and impede growth in other areas of our business. The NeuroDyne asset purchase agreement provides for a seven year contingent consideration, based on a declining percentage of net revenue generated by NeuroDyne products. The potential amount of all future payments that we could be required to make under the contingent consideration arrangement is between $0 and $190 based on a percentage of net revenue over the next six years (refer to Note 5 of our Consolidated Financial Statements).

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the Doral Agreement and borrowing base limitations. Although the maximum amount of the line of credit is $7,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations, which may limit our ability to borrow the maximum amount. As of December 31, 2012, $5,906 was outstanding under the Doral Agreement and $1,094 was available for borrowing.

We believe that our cash flows from operating activities and borrowing available under the Doral Agreement will fund our cash requirements through December 31, 2013.

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

As of December 31, 2012, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2012.

	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Line of credit	$5,906	$5,906	$—	$—	$—
Capital lease obligations (including interest)	247	140	107	—	—
Automobile note (including interest)	40	25	15	—	—
Operating leases	5,087	1,806	3,281	—	—

Total contractual cash obligations	$11,280	$7,877	$3,403	$—	$—

In November 2009, we entered into a lease for office, plant and warehouse space in Lone Tree, Colorado to serve as our headquarters. The term of the lease agreement is 69 months; provided, however, that the lease agreement may be terminated after 42 months upon payment of a termination fee as set forth in the Lease Agreement. The lease agreement provides for a five year renewal option at the then market rental rate. Rent payments under the lease agreement were $1,725 during 2012. For 2013 and 2014, the annual rental payments will be $1,806, and $1,875, respectively. For months 61 through 69, in 2015, the total rental payment will be $1,406.

In the fourth quarter of 2012, ZEU entered into an annual rental agreement for a small warehouse space (approximately 250 square feet) in Denmark, which can be terminated within 120 days’ notice. Annual rent totals 45,000 Danish kroner (approximately $8 using 2012 year-end exchange rates).

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012 and 2011, we had no off-balance sheet arrangements or obligations.

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

Due to the nature of the industry and the reimbursement environment in which we operate, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors or an unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

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

Stock Compensation: We account for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and this is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in our case is the same as the vesting period).

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

We account for uncertain tax positions in accordance with the accounting standard related to income taxes. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2012, we accrued unrecognized tax benefits, penalties and interest of $67. As of December 31, 2011, we accrued unrecognized tax benefits, penalties and interest of $60. We file income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2009 through the current period.

Inventory Allowance: We record inventory obsolescence reserves for damaged, obsolete, excess and slow-moving inventory. At December 31, 2012 and 2011, we had an allowance for obsolete and damaged inventory of approximately $1,181 and $679, respectively. We provide reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.

To fulfill orders faster, we place a large amount of our inventory with field sales representatives. This increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in our possession, we maintain additional reserves for estimated shrinkage of these inventories based on its aging.

Goodwill Impairment: Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired. Authoritative guidance requires that we assess goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment assessment requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. When conducting our annual goodwill impairment assessment, we initially perform a qualitative evaluation to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. We determined, based on qualitative evaluation that it was necessary to perform the two-step goodwill impairment test, primarily because of a change in the business model of NeuroDyne which resulted in changes in its sales-based performance target. We performed the two-step goodwill impairment test during the fourth quarter of 2012 and determined that goodwill was not impaired as of December 31, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath, P.C. dated March 28, 2013, are filed as part of this report starting on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation, concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs that follow provide information concerning each of our directors and executive officers at December 31, 2012:

		Director
Name	Age	Since	Position or Office
Thomas Sandgaard	54	1996	President, Chief Executive Officer, Director and Chairman
Taylor Simonton	68	2008	Director, Chair of Audit Committee
Mary Beth Vitale	59	2008	Director, Member of Audit Committee
Mats Wahlstrom	58	2010	Lead Director, Member of Audit Committee
Anthony Scalese	39	N/A	Chief Financial Officer

Thomas Sandgaard founded the Company in 1996 after a successful European-based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from Odense Teknikum, Denmark and an MBA from the Copenhagen Business School. Mr. Sandgaard founded the Company’s business and has been the president, CEO and chairman of the board since the business was acquired by the Company in1996.

Qualifications: Mr. Sandgaard founded the Company in 1996 and has served as our CEO for our entire history. Mr. Sandgaard has tremendous knowledge of our products, industry and the history of our Company. Mr. Sandgaard provides the Company and Board with significant strategic vision and strong leadership.

Taylor Simonton was elected to the Board in October 2008.

Principal Occupation: Mr. Simonton spent 35 years at PwC LLP, including 23 years as an audit partner in the firm’s Assurance practice before retiring in 2001. While serving in the PwC office from 1998 to 2001, Mr. Simonton was a member of the Professional Services Group that handles all auditing and accounting standards, SEC, corporate governance, risk management and quality matters for the firm. Prior to that, Mr. Simonton participated in the firm’s Partner International Program for three years, during which time he assisted Colombian and other foreign companies in-country with capital-raising activities in the United States, consulted to major companies and coordinated IPO assistance and advised on due diligence and SEC regulatory matters.

Other Directorships: Until February 2007, Mr. Simonton served on the Board of Directors of Fischer Imaging Corporation, a public company that designed, manufactured and marketed specialty medical imaging systems, and served as its Audit Committee chair and, at various times, as a member of each of its Compensation, Governance and Special Investigation (chair) Committees. Since October 2005, Mr. Simonton has served as a director and a member of the Audit Committee (chair October 2005 – June 2009) and Nominating & Governance Committee of Red Robin Gourmet Burgers, Inc., a public company that is a casual dining restaurant chain focused on serving high quality gourmet burgers in a fun environment welcoming to guests of all ages. Since June 2008, he has been the Lead Director and Chair of the Audit Committee of Keating Capital, Inc., a publicly-held closed-end investment fund. He also serves on its Valuation Committee (chair June 2008 – September 2011) and Nominating Committee (chair).

Other Information: Mr. Simonton is well versed in corporate governance; he is a National Association of Corporate Directors (NACD) Board Leadership Fellow since 2011. He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for experienced corporate directors – a rigorous suite of courses spanning leading practices for boards and committees. He supplements his skill sets through ongoing engagement with the director community and access to high-level director-led governance education. He is the past Chairman and past President of the Colorado Chapter of NACD and serves on that chapter’s board of directors. In addition, he was admitted as an expert witness in accounting, auditing and corporate governance in United States District Court, District of Colorado in March 2009. He holds an active CPA license and is deemed to be an “audit committee financial expert”. He has been interviewed or quoted in three issues of Corporate Board Member Magazine from 2008 – 2010 and writes articles of interest to directors which have appeared in ColoradoBiz Magazine’s online edition. During his 35 years with PwC, he assisted, audited or consulted to dozens of companies in a variety of industries, including medical device companies, and has experience in many aspects of business. In addition, his 10 years of service on public company boards of directors includes strategic planning, executive compensation, acquisitions and divestitures and other matters.

Qualifications: Mr. Simonton has extensive accounting and financial experience having spent 35 years with PwC. In addition, Mr. Simonton has significant experience serving as a director and audit committee chair of public companies, including medical device companies. This accounting and audit committee experience is particularly useful to the Board due to the complex accounting judgments in our industry. Mr. Simonton is also well versed in risk oversight, which makes him particularly well suited to serve as the chairman of our Audit Committee.

Mary Beth Vitale was elected to the Board in October 2008.

Principal Occupation: Ms. Vitale is a co-founder of Pellera, Inc. a strategic communications and business development firm started in 2001. Ms. Vitale is a general management executive with 25 years experience in the telecommunications and consumer products industries. Previously, she had served as President, CEO and Chairman of the Board of WestwindMedia.com, President and COO of RMI.NET, and President-western states for AT&T. She was also a Commissioner on former Colorado Governor Bill Owens’ Commission for Science and Technology.

Other Directorships: Ms. Vitale previously served on the Board of Intrado, Inc., a publicly-traded technology company, from 1999 to 2004, sitting on the Audit, Compensation and Corporate Governance committees, and on the Board of RMI.Net, a publicly traded national e-business and convergent communications company from 1997 to 2000, sitting on the Audit Committee. Since January 2005, Ms. Vitale has been a director of CoBiz Financial Inc., a public company which is a diversified financial holding company headquartered in Denver, Colorado and includes among its businesses a full-service business banking institution serving Colorado and Arizona. Ms. Vitale has been Chair of the Audit Committee of CoBiz Financial from May 2006 to May 2011, in which she has been the Chair of Governance and Nominating since May 2011. Ms. Vitale is currently the Chairman of the Colorado Chapter of the NACD.

Qualifications: Ms. Vitale has served as a top executive and Board member of several companies in a variety of industries, including publicly traded companies. Ms. Vitale brings a unique perspective to the Board from her experience in the telecommunications, consumer products and financial services industries. Ms. Vitale also has strong leadership, financial and risk oversight experience as a former CEO of a media company and current chair of the audit committee of a complex financial holding company. She is also a NACD Board Leadership Fellow, the highest director certification, and an SEC designated financial expert.

Mats Wahlström was appointed to the Board of Directors of Zynex, Inc. in October 2010.

Principal Occupation: Mr. Wahlström currently serves as CEO and Chairman of KMG Capital Partners, LLC and Chairman of Physicians’ Capital Investments, LLC, Mr. Wahlström Has more than 27 years’ international experience in healthcare from such positions as CFO of the Gambro Group and as CEO of Gambro Healthcare Inc. He has also served as CEO of Fresenius Medical Services, Co-CEO of Fresenius Medical North America, and was a member of the Group Management for Fresenius Medical Care AG & Co KGaA.

Other Directorships: Mr. Wahlström served as a director of Health Grades, Inc., a NASDAQ-listed healthcare ratings company, from March 2009 through its sale to a private equity firm in October 2010. Mr. Wahlström currently serves on the Board of Directors for Coherus Biosciences Inc., Getinge AB and Alteco Medical AB.

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

Anthony Scalese was appointed Chief Financial Officer of the Company in September 2010. Mr. Scalese has over 15 years of experience in accounting, finance and operations and has spent the past 13 years of his career in the high-tech and healthcare industries. He was employed by Qualmark Corporation, a publicly held global manufacturer of durability testing equipment from February 2000 to September 2010, most recently as Chief Financial Officer. Mr. Scalese joined Qualmark in February 2000 as Corporate Controller and also served as President for various subsidiaries of Qualmark. He previously held positions at Coram Healthcare (now Apria Healthcare) as well as Foundation Health Systems (now Healthnet). Mr. Scalese is a Certified Public Accountant licensed in Colorado, received a Masters in Business Administration from the University of Colorado and a Bachelor of Science in Business Administration (Accounting) from Colorado State University.

Audit Committee

We have an Audit Committee consisting of Mr. Simonton, Chair, Ms. Vitale and Mr. Wahlstrom. The Board of Directors has determined that Mr. Simonton, Ms. Vitale and Mr. Wahlstrom each are an “audit committee financial expert” within the meaning of the applicable SEC rules. The Board of Directors has also determined that each of Mr. Simonton , Ms. Vitale and Mr. Wahlstrom are “independent” as defined under applicable SEC and Nasdaq rules. The Audit Committee met eight times in 2012 and operates under a written charter.

Director Nominations by Shareholders

We do not have procedures by which a security holder may recommend director nominees to our Board of Directors.

Code of Ethics

We have adopted a written code of ethics for each employee, including our Chief Executive Officer and Chief Financial Officer. The code also applies to our agents and representatives, including the Board of Directors, sales representatives and consultants. The code of ethics is posted on our website at www.zynexmed.com. If we make certain amendments to or waivers of our code of ethics, we intend to satisfy the SEC disclosure requirements by promptly posting the amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2012 and December 31, 2011:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Thomas Sandgaard	2012	400,000	—	145,000	33,000	(1)	578,000
Chief Executive Officer	2011	378,000	—	95,500	26,000	(1)	499,500
Anthony Scalese	2012	184,000	1,500	40,000	6,700	(2)	232,200
Chief Financial Officer	2011	173,000	28,000	37,500	5,800	(2)	244,300

(1)	We pay for 100% of Mr. Sandgaard’s health and dental insurance. In addition, one company vehicle and two home telephone lines are provided to Mr. Sandgaard at our expense.
(2)	We paid for 100% of Mr. Scalese’s health and dental insurance.
(3)	The option awards represent the grant date fair value of stock options granted in accordance with Accounting Standards Codification (ASC) Topic 718. See Note 5 of the Consolidated Financial Statements for additional information.

Named Executive Officer Employment Arrangements

On August 11, 2011, we entered into an amended and restated employment agreement with Mr. Sandgaard for a three year term setting forth certain minimum compensation and severance benefits and subjecting Mr. Sandgaard to a one year non-compete.

On March 26, 2012, Mr. Sandgaard’s base salary was set at $400,000 and Mr. Scalese’s base salary was set at $184,000, each effective as of January 1, 2012. Messrs. Sandgaard and Scalese were also eligible for quarterly cash bonus payments effective for the first quarter of 2012 based on achievement of certain quarterly performance targets. Mr. Sandgaard’s maximum target bonus is $150,150 per quarter and Mr. Scalese’s maximum target bonus is $46,000 per quarter. The actual bonuses earned by Messrs. Sandgaard and Scalese are reflected in the non-equity incentive plan compensation column in the summary compensation table above.

Outstanding Equity Awards at 2012 Year End

The following table sets forth information concerning unexercised options for each executive officer named in the Summary Compensation Table as of December 31, 2012:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price	Option Expiration Date
Thomas Sandgaard	—	—	—	—
Anthony Scalese	25,000	75,000	$0.41	September 7, 2020
	3,000	12,000	$0.62	January 3, 2021
	7,500	30,000	$0.73	April 1, 2021
	500	2,000	$0.90	July 1, 2021
	—	2,000	$0.81	July 2, 2022

(1)	Options vest at a rate of 25% per year, commencing on the grant date.

Director Compensation

The following table shows the annual and other compensation of the non-employee directors for services to us in 2012.

Name	Fees Earned or Paid in Cash ($)		Total ($)
Taylor Simonton	65,000		65,000
Mary Beth Vitale	50,000		50,000
Mats Wahlstrom	57,500	(1)	57,500

(1)	Mr. Wahlstrom was elected as lead director mid-year 2012.

The standard compensation for non-employee directors for 2012, as adopted by the Board of Directors in November 2011, is: (i) The audit committee chairperson and lead director receive a $65,000 annual cash retainer for board services, payable quarterly; and (ii) other non-employee board members receive a $50,000 annual cash retainer for board services, payable quarterly. In October 2012, the Board of Directors adopted a stock ownership requirement, requiring each Board member to own Zynex common stock equal to three times the annual Board cash compensation received. Directors shall have a period of four years to meet this stock ownership requirement. The stock ownership shall be measured on a cost basis.

The following table summarizes information with respect to each non-employee director’s outstanding stock options at December 31, 2012:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price $	Option Expiration Date
Taylor Simonton	12,000	—	5.10	October 5, 2018
	4,000	—	0.68	May 20, 2020
Mary Beth Vitale	12,000	—	5.10	October 5, 2018
	4,000	—	0.68	May 20, 2020

Compensation Risk

The Board of Directors reviewed and considered our compensation policies and programs in light of the Board of Directors’ risk oversight and management responsibilities. The Board of Directors believes that we have no compensation policies or programs that give rise to risks reasonably likely to have a material adverse effect on us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of our common stock as of March 26, 2013 by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) our executive officers listed in the Summary Compensation Table above and (iv) all directors and executive officers named as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons. The address of each person listed in the table is 9990 Park Meadows Dr., Lone Tree, CO 80124.

Name	Number of Shares Beneficially Owned		Percent Of Class (4)
Thomas Sandgaard	18,146,000		58.3%
Mats Wahlstrom	856,000	(2)	2.7%
Taylor Simonton	143,914	(1)	*
Mary Beth Vitale	113,108	(1)	*
Anthony Scalese	36,000	(3)	*
All Directors and Named Executive Officers As a Group (5 persons)	19,295,022	(5)	61.8%

*	Less than 1%.
(1)	Includes 16,000 stock options held by the director and exercisable within 60 days of March 26, 2013.
(2)	Mr. Wahlstrom beneficially owns 817,937 shares through Leonard Capital, LLC, an investment company in which he is a member.
(3)	Includes 36,000 stock options exercisable within 60 days of March 26, 2013.
(4)	Based on 31,148,234 shares of our common stock outstanding on March 26, 2013.
(5)	Includes 68,000 stock options in the aggregate held by our directors and officers exercisable within 60 days of March 26, 2013.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2012 regarding shares of common stock available for issuance under our equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
Equity Compensation Plans Approved by Shareholders (1)	1,661,750	$0.95	1,234,250
Equity Compensation Plans not approved by Shareholders	—	—	—

Total	1,661,750	$0.95	1,234,250

(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We employ Mr. Sandgaard’s two children and have a consulting agreement with Mr. Sandgaard’s spouse. The following table sets forth their compensation for services rendered in 2012:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Birgitte Sandgaard(2)—VP of Billing	2012	—	—	93,600	(2)	93,600
Joachim Sandgaard—Information Technology Services	2012	83,500	1,500	6,700	(3)	91,700
Martin Sandgaard—Website/graphic design	2012	48,000	400	6,700	(3)	55,400

(1)	The option awards represent fair value on the grant date of stock options granted to each of the named related parties in accordance with ASC Topic 718. See Note 7 of Consolidated Financial Statements for more information.
(2)	On February 1, 2011, Ms. Sandgaard retired from the Company. Ms. Sandgaard entered into a 24-month consulting agreement with us, which provides for ongoing consulting by Ms. Sandgaard in exchange for monthly cash payments of $7,800. The consulting agreement concluded in February 2013.
(3)	Includes health and dental insurance provided by us.

Director Independence

Mr. Sandgaard is not an independent director as defined in rules of the NASDAQ Stock Market. The Board of Directors has determined that Mr. Simonton, Ms. Vitale and Mr. Wahlstrom are independent directors as defined in rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following presents fees for professional services rendered by the our independent registered public accounting firm (GHP Horwath, P.C.) for each of the years ended December 31, 2012 and 2011.

	GHP Horwath, P.C.
	2012	2011
Audit Fees	$109,000	$99,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$109,000	$99,000

The Audit Committee’s policy is to preapprove all audit and non-audit services provided by the independent registered public accounting firm. Preapproval will generally be provided for up to one year, and any pre-approval will be detailed as to the particular service or category of services. All services by GHP Horwath, P.C. for 2012 and 2011 were preapproved by the Audit Committee.

GHP Horwath, P.C. has served as our independent registered public accounting firm since December 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:

Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated March 9, 2012, among Zynex NeuroDiagnostics, Inc., NeuroDyne Medical Corp. and the shareholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 13, 2012)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Form of Warrant (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006)

10.1†	Amended and Restated Employment Agreement, dated August 11, 2011, between Zynex, Inc. and Thomas Sandgaard (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.2†	Offer Letter, dated August 16, 2010, between Zynex, Inc. and Anthony Scalese (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 24, 2010)

10.3†	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

10.4†	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.5	Premise Lease, dated November 12, 2009, between Zynex Medical, Inc. and Spiral Lone Tree, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 13, 2009)

10.6	Absolute Unconditional Lease Guaranty, dated November 12, 2009, between Zynex, Inc. and Spiral Lone Tree, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 13, 2009)

10.7	Loan and Security Agreement, dated December 19, 2011, among Zynex, Inc. Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc. and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011)

21*	Subsidiaries of the Company

23*	Consent of GHP Horwath, P.C.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema Document

101.CAL ††	XBRL Taxonomy Calculation Linkbase Document

101.LAB ††	XBRL Taxonomy Label Linkbase Document

101.PRE ††	XBRL Presentation Linkbase Document

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement
††	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: March 28, 2013	By:	/s/ Thomas Sandgaard

Thomas Sandgaard
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

March 28, 2013	Thomas Sandgaard,	/s/ Thomas Sandgaard

Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 28, 2013	Anthony A. Scalese,	/s/ Anthony A. Scalese
Chief Financial Officer
(Principal Accounting & Financial Officer)

March 28, 2013	Taylor Simonton,	/s/ Taylor Simonton
Director

March 28, 2013	Mary Beth Vitale,	/s/ Mary Beth Vitale

Director

March 28, 2013	Mats Wahlstrom,	/s/ Mats Wahlstrom

Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Zynex, Inc.

We have audited the accompanying consolidated balance sheets of Zynex, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP Horwath, P.C.

Denver, Colorado

March 28, 2013

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$823	$789
Accounts receivable, net	12,224	10,984
Inventory	6,160	4,556
Prepaid expenses	243	293
Deferred tax assets	1,855	1,384
Other current assets	57	42

Total current assets	21,362	18,048
Property and equipment, net	3,851	3,422
Deposits	171	170
Deferred financing fees, net	98	145
Intangible assets, net	203	—
Goodwill	251	—

Total assets	$25,936	$21,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$5,906	$3,289
Current portion of notes payable and other obligations	144	131
Accounts payable	2,057	2,189
Income taxes payable	1,430	1,567
Accrued payroll and payroll taxes	899	702
Deferred rent	371	296
Current portion of contingent consideration	21	—
Other accrued liabilities	1,265	1,574

Total current liabilities	12,093	9,748
Notes payable and other obligations, less current portion	114	258
Deferred rent	785	1,156
Deferred tax liabilities	786	483
Warranty liability	20	—
Contingent consideration, less current portion	83	—

Total liabilities	13,881	11,645

Stockholders’ Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,148,234 (2012) and 30,816,631 (2011) shares issued and outstanding	31	31
Paid-in capital	5,453	5,096
Retained earnings	6,566	5,013

Total Zynex, Inc. stockholders’ equity	12,050	10,140
Noncontrolling interest	5	—

Total Stockholders’ equity	12,055	10,140

	$25,936	$21,785

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEARS ENDED DECEMBER 31,

	2012	2011
Net revenue:
Rental	$8,917	$9,892
Sales	30,749	24,256

	39,666	34,148

Cost of revenue:
Rental	1,283	1,842
Sales	7,487	5,529

	8,770	7,371

Gross profit	30,896	26,777
Selling, general and administrative expense	28,159	23,676

Income from operations	2,737	3,101

Other income (expense):
Interest income	3	1
Interest expense and loss on extinguishment of debt	(435)	(460)
Other income	31	2

	(401)	(457)

Income before income taxes	2,336	2,644
Income tax expense	788	1,080

Net income	1,548	1,564
Plus: Net loss – noncontrolling interest	5	—

Net income – attributable to Zynex, Inc.	$1,553	$1,564

Net income per share – attributable to Zynex, Inc.:
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	31,062,428	30,750,108

Diluted	31,222,126	30,978,288

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31,

	2012	2011
Cash flows from operating activities:
Net income	$1,548	$1,564
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	864	806
Change in the value of contingent consideration	(31)	—
Provision for losses on accounts receivable	485	1,190
Amortization of intangible assets	48	—
Amortization of financing fees	50	91
Issuance of common stock for services	20	79
Provision for obsolete inventory	573	149
Deferred rent	(296)	(221)
Employee stock-based compensation expense	166	267
Deferred tax benefit	(168)	(295)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,725)	(4,865)
Inventory	(2,070)	(1,046)
Prepaid expenses	50	(148)
Deposits and other current assets	(12)	3
Accounts payable	(132)	876
Accrued liabilities	(112)	724
Income taxes payable	(137)	464

Net cash used in operating activities	(879)	(362)

Cash flows from investing activities:
Purchases of equipment and inventory used for rental	(1,321)	(1,267)
Cash paid for domain name	(18)	—
Cash paid for acquisition of NeuroDyne (Note 5)	(245)	—

Net cash used in investing activities	(1,584)	(1,267)

Cash flows from financing activities:
Net borrowings on line of credit	2,617	2,019
Deferred financing fees	(2)	(147)
Payments on notes payable and capital lease obligations	(131)	(104)
Issuance of common stock	13	48

Net cash provided by financing activities	2,497	1,816

Net increase in cash	34	187
Cash at the beginning of the period	789	602

Cash at the end of the period	$823	$789

Supplemental cash flow information:
Interest paid	$352	$411
Income taxes paid (including interest and penalties)	$1,127	$911
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through note payable and capital lease	$—	$73
Common stock issuances for business acquisition	$158	$—
Increase in contingent consideration for business acquisition	$135	$—
Contribution of property and equipment by noncontrolling interest	$10	$—

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
January 1, 2011	30,604,167	$31	$4,702	$3,449	$—	$8,182
Issuance of common stock for:
option exercise	112,500	—	48	—	—	48
consulting services	99,964	—	79	—	—	79
Employee stock-based compensation expense	—	—	267	—	—	267
Net income	—	—	—	1,564	—	1,564

December 31, 2011	30,816,631	31	5,096	5,013	—	10,140
Issuance of common stock for:
business acquisition	266,478	—	158	—	—	158
option exercise	34,500	—	13	—	—	13
cashless warrant exercise	5,625	—	—	—	—	—
consulting services	25,000	—	20	—	—	20
Employee stock-based compensation expense	—	—	166	0	—	166
Issuance of noncontrolling interest in ZBC (Note2)	—	—	—	—	10	10
Net income (loss)	—	—	—	1,553	(5)	1,548

December 31, 2012	31,148,234	$31	$5,453	$6,566	$5	$12,055

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(1) ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENTS’ PLANS

Zynex, Inc. (a Nevada corporation) and its subsidiaries, Zynex Medical, Inc. (ZMI) (a Colorado corporation, wholly-owned), Zynex NeuroDiagnostics, Inc. (ZND) (a Colorado corporation, wholly-owned), Zynex Monitoring Solutions Inc. (ZMS) (a Colorado corporation, wholly-owned), Zynex Billing and Consulting, LLC (ZBC) (a Colorado limited liability company, 80% majority-owned) and Zynex Europe, ApS (ZEU) (a Denmark corporation, wholly-owned), are collectively referred to as the “Company”. The Company’s headquarters are located in Lone Tree, Colorado.

ZMI designs, manufactures and markets U.S. Food and Drug Administration (FDA) cleared medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZND was formed to market, through product development and acquisitions, electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing ZMI diagnostic EMG technology. During 2012, the primary activities within ZND were product development and sales and marketing. ZND did not produce significant revenue during 2012 or 2011. ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring. ZMS did not produce any revenue during 2012 or 2011. ZEU was formed in 2012 to conduct international sales and marketing for Company products. ZEU did not produce significant revenue in 2012. ZBC was formed in 2012 to provide medical billing and consulting services. ZBC did not produce significant revenue in 2012.

In 2012 and 2011, the Company generated substantially all of its revenue in North America from sales and rentals of its products to patients, dealers and health care providers.

For the years ended December 31, 2012 and 2011, the Company reported negative cash flows from operations of $879 and $362, respectively. In addition, the Company’s line of credit has increased from $3,289 at December 31, 2011 to $5,906 at December 31, 2012, primarily driven by working capital requirements related to an increase in sales orders during the year. Maximum borrowings under the line of credit are $7,000. Management developed the Company’s operating plans for 2013 to emphasize cash flow, under which the Company is making operational billing changes to increase cash collections as well as implementing various cost modifications to reduce expenses. Management believes that its cash flow projections for 2013 are achievable and that sufficient cash will be generated to meet the Company’s operating and financial obligations for the remainder of 2013.

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

NONCONTROLLING INTEREST

Noncontrolling interest in the equity of a subsidiary is accounted for and reported as equity. Noncontrolling interest represents the 20% ownership in the Company’s majority-owned subsidiary, ZBC. In 2012, the noncontrolling interest member contributed $10 of property and equipment to ZBC.

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

REVENUE RECOGNITION AND ALLOWANCES FOR PROVIDER DISCOUNTS AND COLLECTABILITY

The Company recognizes revenue when each of the following four conditions are met, 1) a contract or sales arrangement exists, 2) products have been shipped and title has transferred, or rental services have been rendered, 3) the price of the products or services is fixed or determinable and, 4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been delivered to the patient and the patient’s insurance (if the patient has insurance) has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and delivered to the patient and the patient’s insurance coverage has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products, which fulfills its order and transfers title. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Due to the nature of the industry and the reimbursement environment in which we operate, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors or an unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2012, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

In addition to the allowance for contractual adjustments, the Company records an allowance for uncollectible accounts receivable. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future.

At December 31, 2012 and 2011, the allowance for uncollectible accounts receivable is $1,837 and $1,680, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at December 31, 2012 include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at December 31, 2012 also include the line of credit and notes payable, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other third parties for rental or sale to patients. Total (gross) inventories at December 31, 2012 included $6,042 of finished goods, $533 of parts and $766 of supplies. Total (gross) inventories at December 31, 2011 included $4,345 of finished goods, $741 of parts and $149 of supplies.

The Company monitors inventory for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate. At December 31, 2012 and 2011, the Company had an allowance for obsolete and damaged inventory of approximately $1,181 and $679, respectively. The Company had $2,070 of open purchase commitments at December 31, 2012.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired. Authoritative guidance requires that goodwill be assessed for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment assessment requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The Company has determined, based on its qualitative evaluation, that it was necessary to perform the two-step goodwill impairment test, primarily because of a change in the business model of NeuroDyne which resulted in changes in its sales-based performance target. Management performed the two-step goodwill impairment test during the fourth quarter of 2012 and determined that goodwill was not impaired as of December 31, 2012.

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

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2012 and 2011 was approximately $95 and $72, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2012 and 2011 was approximately $874 and $638, respectively. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for uncertain tax positions in accordance with the accounting standard related to income taxes. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2012, the Company accrued unrecognized tax benefits, penalties and interest of $67. There was $60 of accrued unrecognized tax benefits at December 31, 2011. The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2009 through the current period.

FOREIGN CURRENCY TRANSACTIONS

Foreign currency transaction gains and losses are included in other income (expense) in the accompanying consolidated statements of operations. Foreign currency transaction gains for the years ended December 31, 2012 and 2011 were insignificant.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”, which requires that certain health care entities change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). In addition, the amendments also require enhanced disclosure about policies for recognizing revenue and assessing bad debts and disclosures of qualitative and quantitative information about changes in the allowance for doubtful accounts. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have an impact on the Company’s financial statements.

(3) PROPERTY AND EQUIPMENT

Cost, accumulated depreciation, and the related estimated useful lives of property and equipment as of December 31, 2012 and 2011 are as follows:

	2012	2011	Useful lives
Office furniture and equipment	$1,836	$1,425	3-7 years
Rental inventory	3,147	2,657	5 years
Vehicles	76	76	5 years
Leasehold improvements	375	368	2-6 years
Assembly equipment	168	89	7 years

	5,602	4,615
Less accumulated depreciation	(1,751)	(1,193)

	$3,851	$3,422

Depreciation expense recorded on property and equipment was $864 and $806 for 2012 and 2011, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(4) INTANGIBLE ASSETS

At December 31, 2012, intangible assets related to the NeuroDyne acquisition (see Note 3) consist of the following:

	Amortization Life Years	Intangible Assets
Trade names	5	$72
Non-compete agreement	5	26
Technology	5	135
Domain name	1	18

Total intangible assets, gross		251
Less: accumulated amortization		(48)

Total intangible assets, net		$203

Amortization expense totaled $48 for 2012. There was no amortization expense in 2011.

(5) BUSINESS ACQUISITION

On March 9, 2012, ZND entered into an asset purchase agreement and simultaneously closed a transaction with NeuroDyne Medical Corp. (NeuroDyne) to acquire substantially all of NeuroDyne’s assets for the sum of $303 payable at closing ($145 in cash and 266,478 shares of restricted common stock of the Company valued at $158), and an additional $100 in cash paid sixty days from the close date (the “Transaction”). In addition, the transaction also provides for additional contingent consideration, based on a declining percentage of net revenue (ranging from 10% to 0.5%) generated by NeuroDyne products over the next seven years. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $190. The fair value of the contingent consideration arrangement was estimated to be $135 at the acquisition date using a discounted cash flow model. Key assumptions included a discount rate of 24% and a range of NeuroDyne net revenues of between $210 and $3,500 per year. The acquisition was accounted for under the acquisition method of accounting. In accordance with authoritative guidance for business combinations, the contingent consideration is considered to be a liability and accordingly is subject to further valuation and re-measurement at interim reporting dates with any changes recognized in earnings (Note 11).

NeuroDyne is a manufacturer of advanced medical devices for non-invasive measurement of surface electromyography (“sEMG”) and autonomic nervous systems. The devices are used for evaluation and treatment of neurological and neuromuscular disorders as well as education and research. NeuroDyne’s products include medical instruments, sensors, disposable electrodes and software. The products are sold worldwide and are used by healthcare providers, educators and researchers. ZND intends to utilize NeuroDyne’s distribution network for the already developed products within NeuroDyne, subject to the FDA regulation, and NeuroDyne sales channels to more rapidly penetrate the neurodiagnostics market.

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

YEARS ENDED DECEMBER 31, 2012 AND 2011

(5) BUSINESS ACQUISITION (continued)

The estimated fair values allocated to the assets and liabilities acquired at the date of the acquisition were as follows:

Landlord deposit	$3
Property and equipment	42
Inventory, net	29
Tradenames	72
Non-compete agreement	26
Technology	135
Goodwill	251
Warranty liability	(20)

Total purchase price	$538

Results of operations of NeuroDyne for the period from acquisition through December 31, 2012 are insignificant. Pro forma disclosure of the results of operations as though the Company and NeuroDyne had combined at January 1, 2012 and 2011 is not presented as this information would not be materially different from the information on the statements of operations as it is currently presented.

(6) EARNINGS PER SHARE

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

The calculation of basic and diluted earnings per share for 2012 and 2011 is as follows:

	2012	2011
BASIC
Net income applicable to common stockholders	$1,553	$1,564
Weighted average shares outstanding—basic	31,062,428	30,750,108
Net income per share—basic	$0.05	$0.05
DILUTED
Net income applicable to common stockholders	$1,553	$1,564
Weighted average shares outstanding—basic	31,062,428	30,750,108
Dilutive securities	159,698	228,180
Weighted average shares outstanding, diluted	31,222,126	30,978,288
Net income per share, diluted	$0.05	$0.05

Potential common share equivalents as of December 31, 2012 and 2011 of 906,500 and 1,127,000, respectively, related to certain outstanding stock options, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, as the option exercise prices exceeded the average market price of the Company’s common stock. The effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(7) STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the “Option Plan”) and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting terms are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the years ended December 31, 2012 and 2011, the Company recorded compensation expense related to stock options of $166 and $267, respectively. Stock-based compensation recorded in the accompanying consolidated statements of operations for the years ending December 31, 2012 and 2011 included $20 and $36, respectively, in cost of goods sold and $146 and $231, respectively, in selling, general and administrative expenses.

For the year ended December 31, 2012, the Company granted options to purchase up to 322,500 shares of common stock to employees at exercise prices that ranged from $0.70 to $0.81 per share. During the year ended December 31, 2011, the Company granted options to purchase up to 299,000 shares of common stock at exercise prices that ranged from $0.62 to $0.90 per share.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the years ended December 31, 2012 and 2011:

	2012	2011
Weighted average expected term	6.25 years	6.25 years
Weighted average volatility	134%	124%
Weighted average risk-free interest rate	0.8%	2.2%
Dividend yield	0%	0%

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

Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the years ended December 31, 2012 and 2011 was 37% and 33%, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(7) STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Option Plan for the years ended December 31, 2012 and 2011, are presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2011	1,845,250	$0.96
Granted	299,000	$0.74
Exercised	(112,500)	$0.43
Forfeited	(370,000)	$0.85

Outstanding at December 31, 2011	1,661,750	$0.98	7.5 Years	$98

Exercisable at December 31, 2011	808,252	$1.11	6.7 Years	$58

Outstanding at January 1, 2012	1,661,750	$0.98
Granted	322,500	$0.74
Exercised	(34,500)	$0.39
Forfeited	(448,250)	$0.97

Outstanding at December 31, 2012	1,501,500	$0.95	7.0 Years	$78

Exercisable at December 31, 2012	810,623	$1.11	5.8 Years	$50

A summary of status of the Company’s non-vested shares under option as of and for the year ended December 31, 2012 is presented below:

	Non-vested	Weighted
	Shares	Average
	Under	Grant Date
	Option	Fair Value
Non-vested at January 1, 2012	853,498	$0.85
Granted	322,500	$0.67
Vested	(334,371)	$0.89
Forfeited	(150,750)	$0.80

Non-vested at December 31, 2012	690,877	$0.69

As of December 31, 2012, the Company had approximately $239 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.4 years. In addition, the Company issued 25,000 shares of common stock in 2012 to an investor relations consultant in exchange for services. The common stock was valued at $0.81 per share, resulting in $20 of additional compensation expense.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(8) INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2012 and 2011:

	2012	2011
Current tax expense:
Federal	$784	$1,253
State	117	97
Penalties and interest	55	25

	956	1,375

Deferred tax benefit:
Federal	(156)	(271)
State	(12)	(24)

	(168)	(295)

	$788	$1,080

A reconciliation of income tax computed at the U.S. statutory rate of 34% to the effective income tax rate is as follows:

	2012	2011
Statutory rate	34%	34%
State taxes	3	3
Permanent differences	(1)	4
Penalties and interest	1	1
Other	(3)	(1)

Effective rate	34%	41%

The Company’s income tax expense for the year ended December 31, 2012 was partially offset by a state income tax refund, which resulted in a lower effective tax rate for the year.

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2012 and 2011 are as follows:

	2012	2011
Current deferred tax assets (liabilities):
Accrued expenses	$130	$110
Deferred rent	27	110
Accounts receivable	673	623
Inventory	1,113	612
Amortization	(21)	(17)
Prepaid expenses	(67)	(54)

Net current deferred tax assets	$1,855	$1,384

Long-term deferred tax assets (liabilities):
Property and equipment	$(1,182)	$(783)
Deferred Rent	396	300

Net deferred tax liabilities	$(786)	$(483)

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(8) INCOME TAXES (continued)

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. This accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. This accounting standard requires additional disclosures. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Unrecognized tax benefits at the beginning of the period	$60	$—
Gross increases for tax positions	7	60

Unrecognized tax benefits at the end of the period	$67	$60

(9) LINE OF CREDIT

On December 19, 2011, the Company entered into a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. The Doral Agreement provides for an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the Company’s asset borrowing base. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement requires monthly interest payments in arrears on the first day of each month. The Doral Agreement will mature on December 19, 2014. The Company may terminate the Doral Agreement at any time prior to the maturity date upon thirty days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If the Company terminates the Doral Agreement, the Company must pay a specified early termination fee. As of December 31, 2012, $5,906 was outstanding under the Doral Agreement and $1,094 was available for borrowing.

The Doral Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. This arrangement causes the Doral Agreement to be classified as a current liability.

As of December 31, 2012, the effective interest rate under the Doral Agreement was 9% (7% interest rate and 2% fees).

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of December 31, 2012, the Company was in compliance with the financial covenants under the Doral Agreement.

(10) NOTES PAYABLE AND OTHER OBLIGATIONS

In July 2011, the Company entered into a financing agreement for an automobile for use by the Chief Executive Officer for $73. The term of the financing is for 36 months, with a 2% annual interest rate and monthly installments of $2 beginning in August 2011. As of December 31, 2012, the balance of this note was $39.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(10) NOTES PAYABLE AND OTHER OBLIGATIONS (continued)

The Company also has commitments for various operating and capital leases that are payable in monthly installments, as follows:

In November 2009, the Company entered into a lease of office, plant and warehouse space in Lone Tree, Colorado. The term of the lease is 69 months (through September 2015); provided, however, that the lease may be terminated after 42 months upon payment of a termination fee. The lease provides for a five-year renewal option at the then market rental rate. For 2012 and 2011, the annual rental payments were $1,725 and $1,659, respectively. The Company anticipates that for accounting purposes, Zynex will record annual rental expense of approximately $1,440 throughout the term of the lease.

In the fourth quarter of 2012, ZEU entered into an annual rental agreement for a small warehouse space in Denmark to facilitate a growing customer base in Europe. Annual rent, totaled approximately $8, plus applicable Danish value added tax (VAT).

The Company also leases certain equipment under capital leases which expire on various dates through 2015. Total monthly capital lease payments are $10, and imputed interest rates on the leases range from approximately 6% to 18%. At December 31, 2012, the total recorded cost of assets under capital leases was approximately $476. Accumulated depreciation related to these assets totals approximately $293.

As of December 31, 2012, future minimum lease payments under non-cancelable notes payable, operating and capital leases are as follows:

	Notes and Capital	Operating
	Leases	Leases
2013	$165	$1,806
2014	89	1,875
2015	33	1,406

Total future minimum lease payments	287	$5,087

Less amount representing interest	(29)

Present value of net minimum lease payments	258
Less current portion	(144)

Notes payable and other obligations	$114

Rent expense under all operating leases for 2012 and 2011 was approximately $1,687 and $1,685, respectively.

(11) FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities pursuant to accounting guidance which establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value. These tiers include:

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(11) FAIR VALUE MEASUREMENTS (continued)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

		Significant
		Unobservable
		Inputs
	December 31, 2012	(Level 3)
Liabilities:
Contingent consideration	$104	$104

The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. The change in the fair value of this obligation and the accretion expense related to the net increase in the net present value of the contingent liability totaled $31 for the year ended December 31, 2012. The Company did not have any Level 3 liabilities at December 31, 2011. No contingent payments were made during the year.

Changes in the fair value of these obligations are recorded as income or expense within the line item “Other income (expense)” in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is also included in the line item “Other income (expense)” in the Company’s consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes in the fair value of the Level 3 liabilities for the year ended December 31, 2012:

Balance at beginning of 2012	$—
Additions (Note 5)	135
Accretion expense	21
Change in fair value of contingent consideration	(52)

Balance at end of 2012	$104

As of December 31, 2012 the Company modified its financial forecasts for NeuroDyne which resulted in a change in its sales-based performance target.

(12) STOCKHOLDERS’ EQUITY

In the first quarter of 2012, the Company issued 266,478 shares of restricted common stock of the Company valued at $158 related to its acquisition of NeuroDyne (see Note 5).

During 2012, 34,500 shares of common stock were issued for cash of $13, upon the exercise of stock options. During 2012, 5,625 shares of common stock were issued upon the cashless exercise of 50,000 non-employee warrants. During 2011, 112,500 shares of common stock were issued for cash of $48 upon the exercise of stock options. During 2012 and 2011, 25,000 and 99,964 shares of common stock were issued to individuals as non-cash compensation for services rendered, valued at approximately $20 and $79 (based on the market price of the Company’s common stock on the date of the grants).

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(12) STOCKHOLDERS’ EQUITY (continued)

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

(13) CONCENTRATIONS

The Company sourced approximately 18% of its electrotherapy products from one contract manufacturer in 2012 and 17% in 2011. Management believes that its relationships with suppliers are strong; however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from one private health insurance carrier at December 31, 2012 and 2011 of approximately 22% and 30%, respectively.

The amount of net revenue derived from Medicare and Medicaid programs for 2012 and 2011 was approximately 15% and 16%, respectively.

(14) RETIREMENT PLAN

The Company has adopted a retirement plan with a 401(k) deferred compensation provision effective July 1, 2011. Substantially all full-time employees are eligible to participate in the 401(k) plan as long as they are at least 18 years of age and have completed at least three months of employment. The 401(k) plan provides for contributions by the Company at management’s discretion. The Company made no contributions to this plan in 2012.

(15) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(16) RELATED PARTY TRANSACTIONS

On February 1, 2011, Ms. Birgitte Sandgaard, spouse of Mr. Thomas Sandgaard (the Company’s President and CEO), retired from the Company. Ms. Sandgaard signed a retirement agreement, which provided her with a $90 lump sum payment, title to a Company automobile and immediate vesting on all outstanding stock options (with expiration on February 1, 2012). The terms of the retirement agreement also included a release of claims and non-compete. Concurrently, Ms. Sandgaard also entered into a 24-month consulting agreement with the Company, which provides for ongoing consulting by Ms. Sandgaard in exchange for monthly cash payments of $8. The consulting agreement can be cancelled at anytime, provided that a 30 day notice is given, by Ms. Sandgaard or the Company. For the years ended December 31, 2012 and 2011, the Company incurred $96 and $86, respectively in consulting expense in accordance with the consulting agreement.

(17) SEGMENT REPORTING

At December 31, 2012, the Company has determined that it has three reporting segments comprised of the following subsidiaries, ZMI and ZBC, ZND and ZEU, and ZMS. This determination was made based on the nature of the products and services offered to customers or the nature of the function in the organization. The accounting policies for each of these segments are the same as those described in Note 2, and inter-segment transactions are eliminated. Net revenue was primarily generated from sales in the United States.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2012 AND 2011

(17) SEGMENT REPORTING (continued)

	ZMI & ZBC	ZND & ZEU	ZMS	TOTAL
YEAR ENDED DECEMBER 31, 2012
Sales	$39,372	$294	$—	$39,666
Income (loss) from operations	4,380	(813)	(830)	2,737
Capital expenditures	1,300	19	2	1,321
Intangible assets, net	9	194	—	203
Goodwill	—	251	—	251
Total assets	25,262	674	—	25,936
Depreciation and amortization	854	54	4	912
Income tax expense (benefit)	1,264	(236)	(240)	788
Interest expense	435	—	—	435
Interest income	3	—	—	3
YEAR ENDED DECEMBER 31, 2011
Sales	$34,148	$—	$—	$34,148
Income from operations	3,101	—	—	3,101
Capital expenditures	1,267	—	—	1,267
Intangible assets, net	—	—	—	—
Goodwill	—	—	—	—
Total assets	21,785	—	—	21,785
Depreciation and amortization	897	—	—	897
Income tax expense	1,080	—	—	1,080
Interest expense	460	—	—	460
Interest income	1	—	—	1