Form 10-Q
period 2013-03-31
ZYNEX INC
filed 2013-05-13
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 13, 2013

Common Stock, par value $0.001	31,148,234

ZYNEX, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2013	December 31, 2012

	(UNAUDITED)
ASSETS
Current Assets:
Cash	$ 681	$ 823
Accounts receivable, net	11,234	12,224
Inventory	6,324	6,160
Prepaid expenses	256	243
Deferred tax assets	1,855	1,855
Other current assets	228	57

Total current assets	20,578	21,362

Property and equipment, net	3,519	3,851
Deposits	170	171
Deferred financing fees, net	85	98
Intangible assets, net	188	203
Goodwill	251	251

Total assets	$ 24,791	$ 25,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$ 6,602	$ 5,906
Current portion of notes payable and other obligations	151	144
Accounts payable	1,675	2,057
Income taxes payable	1,003	1,430
Accrued payroll and payroll taxes	934	899
Deferred rent	390	371
Current portion of contingent consideration	21	21
Other accrued liabilities	524	1,265

Total current liabilities	11,300	12,093

Notes payable and other obligations, less current portion	144	114
Deferred rent	673	785
Deferred tax liabilities	786	786
Warranty liability	20	20
Contingent consideration, less current portion	87	83

Total liabilities	$ 13,010	$ 13,881

Stockholders’ Equity:
Preferred stock, $ .001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $ .001 par value, 100,000,000 shares authorized, 31,148,234 shares issued and outstanding at March 31, 2013, and December 31, 2012.	31	31
Paid-in capital	5,489	5,453
Retained earnings	6,262	6,566

Total Zynex, Inc. stockholders’ equity	11,782	12,050
Noncontrolling interest	(1)	5

Total Stockholders’ equity	$ 11,781	$ 12,055
Total liabilities and stockholders’ equity	$ 24,791	$ 25,936

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended March 31,

	2013	2012

Net revenue:
Rental	$ 1,679	$ 2,062
Sales	5,989	6,882

	7,668	8,944

Cost of revenue:
Rental	301	258
Sales	1,890	1,555

	2,191	1,813

Gross profit	5,477	7,131
Selling, general and administrative expense	5,833	6,645

(Loss) income from operations	(356)	486

Other expense:
Interest expense	(130)	(93)
Other expense	(6)	—

	(136)	(93)

(Loss) income before income tax	(492)	393
Income tax benefit (expense)	182	(73)

Net (loss) income	(310)	320
Plus: Net loss – noncontrolling interest	6	—

Net (loss) income – attributable to Zynex, Inc.:	$ (304)	$ 320

Net (loss) income per share:
Basic	$ (0.01)	$ 0.01

Diluted	$ (0.01)	$ 0.01

Weighted average number of common shares outstanding:
Basic	31,148,234	30,881,770

Diluted	31,148,234	31,037,417

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Number of Shares	Common Stock	Paid in Capital	Retained Earnings	Noncontrolling Interest	Total

January 1, 2013	31,148,234	$ 31	$ 5,453	$ 6,566	$ 5	$ 12,055
Employee stock-based compensation	—	—	36	—	—	36
Net loss	—	—	—	(304)	(6)	(310)

March 31, 2013	31,148,234	$ 31	$ 5,489	$ 6,262	$ (1)	$ 11,781

See accompanying notes to unaudited condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Three months ended March 31,

	2013	2012

Cash flows from operating activities:
Net (loss) income	$ (310)	$ 320
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	213	213
Change in the value of contingent consideration	4	—
Provision for losses on uncollectible accounts receivable	136	63
Amortization of intangible assets	15	—
Amortization of financing fees	13	12
Provision for obsolete inventory	17	—
Deferred rent	(93)	(75)
Employee stock-based compensation expense	36	46
Deferred tax expense	—	19
Changes in operating assets and liabilities, net of business acquisition (in 2012):
Accounts receivable	854	(721)
Inventory	(181)	(995)
Prepaid expenses	(13)	(11)
Deposit and other current assets	(170)	24
Accounts payable	(382)	335
Accrued liabilities	(705)	(47)
Income taxes payable	(427)	47

Net cash used in operating activities	(993)	(770)

Cash flows from investing activities:
Purchases of equipment	(55)	(76)
Change in inventory used for rental	247	(119)
Cash paid for acquisition	—	(145)

Net cash provided by (used in) investing activities	192	(340)

Cash flows from financing activities:
Net borrowings from line of credit	696	1,096
Deferred financing fees	—	(2)
Payments on notes payable and capital lease obligations	(37)	(31)

Net cash provided by financing activities	659	1,063

Net decrease in cash	(142)	(47)
Cash at beginning of period	823	789

Cash at end of period	$ 681	$ 742

Supplemental cash flow information:
Interest paid	$ 113	$ 62
Income taxes paid (including interest and penalties)	$ 427	$ 65

Supplemental disclosure of non-cash investing and financing activities:
Common stock issuances for business acquisition	$ —	$ 158
Increase in accounts payable for business acquisition	$ —	$ 100
Increase in contingent consideration for business acquisition	$ —	$ 135
Equipment acquired through capital lease	$ 72	$ —

See accompanying notes to unaudited condensed consolidated financial statements

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENTS’ PLANS

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Amounts as of December 31, 2012 are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which has previously been filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2013 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

For the three months ended March 31, 2013 and 2012, the Company reported negative cash flows from operations of $993 and $770, respectively. In addition, the Company’s line of credit increased from $5,906 at December 31, 2012 to $6,602 at March 31, 2013, primarily driven by working capital requirements related to an increase in sales orders during the year. Maximum borrowings under the line of credit are $7,000. Management developed the Company’s operating plans for 2013 to emphasize cash flow, under which the Company is making operational billing changes to increase cash collections as well as implementing various cost modifications to reduce expenses. Management believes that the Company’s cash flows from operating activities and borrowing available under the line of credit will be sufficient to fund cash requirements through March 31, 2014.

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

NONCONTROLLING INTEREST

Noncontrolling interest in the equity of a subsidiary is accounted for and reported as shareholders equity. Noncontrolling interest represents the 20% ownership in the Company’s majority-owned subsidiary, ZBC. In 2012, the noncontrolling interest member contributed $10 of property and equipment to ZBC.

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

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Due to the nature of the industry and the reimbursement environment in which we operate, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors or an unanticipated requirement to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

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

As of March 31, 2013, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

At March 31, 2013 and December 31, 2012, the allowance for uncollectible accounts receivable is $1,837.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at March 31, 2013 include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at March 31, 2013 also include the line of credit and notes payable, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other parties for rental or sale to patients. Total (gross) inventories at March 31, 2013 included $6,265 of finished goods, $526 of parts, and $513 of supplies.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At March 31, 2013, the Company had an allowance for obsolete and damaged inventory of approximately $980. The allowance for obsolete and damaged inventory was approximately $1,181 at December 31, 2012. The Company had $2,165 of open purchase commitments at March 31, 2013.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Products on rental contracts are placed in property and equipment and depreciated over their estimated useful life. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method over the useful life of the asset. As rental inventory contributes directly to the revenue generating process, the Company classifies the depreciation of rental inventory in cost of revenue.

Repairs and maintenance costs are charged to expense as incurred.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired. Authoritative guidance requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment assessment requires judgment in determining the fair value. Significant judgments are required to estimate the fair value including estimating future cash flows, determining appropriate discount rates and other assumptions. The Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. During the three months ended March 31, 2013, the Company performed the qualitative evaluation and determined that there were no events that indicated that an impairment of goodwill exists as of March 31, 2013.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments, which is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock-based compensation expenses is recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period).

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(3) PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012	Useful lives

Office furniture and equipment	$ 1,960	$ 1,836	3-7 years
Rental inventory	2,772	3,147	5 years
Vehicles	76	76	5 years
Leasehold improvements	375	375	2-6 years
Assembly equipment	171	168	7 years

	5,354	5,602
Less accumulated depreciation	(1,835)	(1,751)

	$ 3,519	$ 3,851

(4) INTANGIBLE ASSETS

Intangible assets as of March 31, 2013 and December 31, 2012, consist of the following:

	March 31, 2013	December 31, 2012	Amortization Life Years

Trade names	$ 72	$ 72	5
Non-compete agreement	26	26	5
Technology	135	135	5
Domain Name	18	18	1

Total intangible assets, gross	251	251
Less: accumulated amortization	(63)	(48)

Total intangible assets, net	$ 188	$ 203

(5) EARNINGS (LOSS) PER SHARE

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

The calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,

	2013	2012
Basic:
Net (loss) income applicable to common stockholders	$ (304)	$ 320
Weighted average shares outstanding – basic	31,148.234	30,881,770
Net (loss) income per share – basic	$ (0.01)	$ 0.01
Diluted:
Net (loss) income applicable to common stockholders	$ (304)	$ 320
Weighted average shares outstanding – basic	31,148,234	30,881,770
Dilutive securities	—	155,647
Weighted average shares outstanding – diluted	31,148,234	31,037,417
Net (loss) income per share – diluted	$ (0.01)	$ 0.01

Potential common share equivalents as of March 31, 2012 of 1,187,500 related to certain outstanding stock options, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, as the option exercise prices exceeded the average market price of the Company’s common stock. The effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

The effects of potential common stock equivalents, related to certain outstanding options for the three months ended March 31, 2013 of 1,237,000 shares have not been included in the computation of diluted net loss per share because the impact of the potential shares would decrease the loss per share.

(6) STOCK-BASED COMPENSATION PLANS

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

In the three months ended March 31, 2013 and 2012, the Company recorded compensation expense related to stock options of $36 and $46, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012 included $4 and $7, respectively, in cost of goods sold and $32 and $39, respectively, in selling, general and administrative expenses.

In the three months ended March 31, 2013 and 2012, the Company did not grant options to employees or any other person for the purchase of shares of common stock.

A summary of stock option activity under the Option Plan for the three months ended March 31, 2013 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2013	1,501,500	$ 0.95
Granted	—	$ —
Exercised	—	$ —
Forfeited	(61,000)	$ 0.80

Outstanding at March 31, 2013	1,440,500	$ 0.95	6.7 years	$ 43

Exercisable at March 31, 2013	874,497	$ 1.09	5.8 years	$ 32

A summary of status of the Company’s non-vested share awards as of and for the three months ended March 31, 2013 is presented below:

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2013	690,877	$ 0.69
Granted	—	$ —
Vested	(87,374)	$ 0.69
Forfeited	(37,500)	$ 0.67

Non-vested at March 31, 2013	566,003	$ 0.69

As of March 31, 2013, the Company had approximately $188 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.3 years.

(7) FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2013	Significant Unobservable Inputs (Level 3)

Liabilities:
Contingent consideration	$ 108	$ 108

The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. The changes in the fair value of this obligation and the accretion expense related to the increase in the net present value of the contingent liabilities was $4 for the three months ended March 31, 2013. No contingent payments were made during the period.

(8) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate for the three months ended March 31, 2013 was 37%. The Company’s income tax expense for the three months ended March 31, 2012 was partially offset by a state income tax refund, which resulted in a lower effective tax rate for the period. The Company paid income taxes of $427 during the first three months of 2013, which was included in income taxes payable at December 31, 2012.

(9) LINE OF CREDIT

The Company has an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the Company’s asset borrowing base, under a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral agreement requires monthly interest payments in arrears on the first date of each month. The Doral Agreement will mature on December 19, 2014. The Company may terminate the Doral Agreement at any time prior to the maturity date upon thirty days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If the Company terminates the Doral Agreement, the Company must

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

pay a specified early termination fee. As of March 31, 2013, $6,602 was outstanding under the Doral Agreement and $398 was available for borrowing based on the Company’s current borrowing base.

The Doral Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. This arrangement causes the Doral Agreement to be classified as a current liability.

As of March 31, 2013, the effective interest rate under the Doral Agreement was 8% (7% interest rate and 1% fees).

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of March 31, 2013, the Company was in compliance with the financial covenants under the Doral Agreement.

(10) CONCENTRATIONS

The Company sourced approximately 24% of its electrotherapy products from one contract manufacturer during the three months ended March 31, 2013. Management believes that its relationships with suppliers are strong; however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at March 31, 2013 that made up approximately 16% of the net accounts receivable balance. The same private health insurance carrier made up approximately 22% of net accounts receivable at December 31, 2012.

(11) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(12) SEGMENT REPORTING

At March 31, 2013, the Company has determined that it has three reporting segments comprised of the following subsidiaries, ZMI and ZBC, ZND and ZEU, and ZMS. This determination was made based on the nature of the products and services offered to customers or the nature of the function in the organization. The accounting policies for each of these segments are the same as those described in Note 2, and inter-segment transactions are eliminated.

Net revenue was primarily generated from sales in the United States.

	ZMI & ZBC	ZND & ZEU	ZMS	TOTAL

THREE MONTHS ENDED MARCH 31, 2013
Sales	$ 7,606	$ 62	$ —	$ 7,668
Gross profit	5,430	47	—	5,477
Total assets	24,142	625	24	24,791

THREE MONTHS ENDED MARCH 31, 2012
Sales	$ 8,869	75	$ —	$ 8,944
Gross profit	7,081	50	—	7,131
Total assets	23,098	781	9	23,888

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our ability to engage additional sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2012 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

The Company currently has five subsidiaries; ZynexMedical, Inc. (ZMI), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Monitoring Solutions Inc. (ZMS), Zynex Billing and Consulting, LLC (ZBC) and Zynex Europe, Aps (ZEU).

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

During the first quarter of 2013, we encountered industry challenges, specifically related to health care reform (specifically the Affordable Care Act) and business seasonality that affected demand in our core business, ZMI. The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of health care. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare payments to providers, expanding the Medicare program's use of value-based purchasing programs and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain measures have already become effective or will be implemented in 2013, and additional government policies designed to reduce the overall cost of the Medicare program through reduced reimbursement and reduced coverage for certain items and services have already become effective. We believe uncertainty exists at the medical practitioner level related to changes in health care, which has delayed prescriptions/orders for our ZMI business. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Further complicating predictions regarding the impact of the Affordable Care Act is uncertainty surrounding individual State’s decisions to expand Medicaid, as contemplated by the Affordable Care Act, but made optional by the Supreme Court. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations. The first quarter of every year also presents a high degree of seasonality due to insurance ‘resets’ of patient deductibles, which tends to slow reimbursement and orders for our ZMI business.

In an effort to minimize the impact of health care reform, we made modifications to our direct sales force within our Zynex Medical business, including reducing the number of sales employees, modifying sales compensation packages and increasing the level of sales force training as it relates to health care reform. We believe these efforts helped us to reduce our overall selling, general and administrative costs for the first quarter of 2013, but also negatively impacted the amount of orders that were received, contributing to a decrease in net revenue for the period.

We believe the impact from these changes is short-term and that our overall market position in the electrotherapy market remains strong; however we cannot provide any assurances. Additionally, we began expanding our sales force within our ZND business division and recently entered into a sales and distribution contract for electroencephalography (EEG) and sleep diagnostics products, which are products sold to businesses and not reliant on insurance reimbursement. We believe the investments made in our other divisions will help diversify our business and provide further platforms for future growth.

Total Net Revenue (Rental and Sales).

	Three months ended
Total net revenue by type (in thousands):	March 31, 2013	March 31, 2012

Net Rental Revenue	$ 1,679	$ 2,062
Sales of electrotherapy and other privately-labeled distributed products	2,091	3,058
Sales of recurring consumable supplies	3,898	3,824
Total Net Sales Revenue	5,989	6,882
Total Net Revenue	$ 7,668	$ 8,944

Total net revenue decreased $1,276, or 14%, to $7,668 for the three months ended March 31, 2013, from $8,944 for the three months ended March 31, 2012.

The decrease was primarily due to a 32% decrease in prescriptions (orders) for our electrotherapy products for the three months ended March 31, 2013 as compared to the same period in 2012. The overall decrease in total net revenue for the three months ended March 31, 2013 was impacted by industry conditions driven by health care reform and changes made to our ZMI sales distribution channel, as discussed above.

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

Net Rental Revenue

Net Rental Revenue decreased $383, or 19%, to $1,679 for the three months ended March 31, 2013, from $2,062 for the three months ended March 31, 2012.

Net Rental Revenue for the three months ended March 31, 2013 represented 22% of total net revenue compared to 23% for the three months ended March 31, 2012. The decrease in net rental revenue for the three months ended March 31, 2013 is primarily due to the decrease in orders received for the first quarter of 2013 (as discussed above) as compared to the same quarter for 2012 and the continued shift in our revenue mix (from rentals to direct purchase).

Net Sales Revenue

Net Sales Revenue decreased $893, or 13%, to $5,989 for the three months ended March 31, 2013, from $6,882 for the three months ended March 31, 2012.

Net Sales Revenue for the three months ended March 31, 2013 represented 78% of total net revenue compared to 77% for the three months ended March 31, 2012.  Net Sales Revenue is comprised of two primary components: sales of electrotherapy devices and private-labeled distributed products, representing 27% of total net revenue for the three months ended March 31, 2013, and sales of recurring device consumables (batteries and electrodes), representing 51% of total net revenue for the three months ended March 31, 2013.  This compares to the sale of electrotherapy devices and private-labeled distributed products representing 34% of total net revenue for the three months ended March 31, 2012 and sale of device consumables representing 43% of total net revenue for the three months ended March 31, 2012.  The decrease in Net Sales Revenue for the three months ended March 31, 2013 was primarily due to a decrease in orders (as discussed above) over the same three month periods in 2012 and the continued change in Third-party Payor reimbursement trends, in favor of purchasing products rather than renting them. Because of the number of units in the field we experienced a 2% increase of sales of our recurring consumable supplies over the comparable three month periods in 2012.

Gross Profit

Total gross profit for the three months ended March 31, 2013 was $5,477 (or 71% of total net revenue) compared to $7,131 (or 80% of total net revenue) in the three months ended March 31, 2012.

Total gross profit percentage for the three months ended March 31, 2013 decreased 9% from the three months ended March 31, 2013.  The decrease in the gross profit percentage for the three months ended March 31, 2013 was primarily due to lower sales volume reported in the first three months of 2013, as we had less net revenue to cover fixed costs of manufacturing.

Selling, General and Administrative (“SG&A”)

Total SG&A expenses decreased $812, or 12%, to $5,833 for the three months ended March 31, 2013 from $6,645 for the three months ended March 31, 2012.

A summary of expenses by department for the three months ended March 31, 2013 and 2012 is provided below:

	Three months ended
SG&A expense by department	March 31, 2013	% of Net Revenue	March 31, 2012	% of Net Revenue
Sales & Marketing	$ 1,906	25%	$ 3,095	35%
Reimbursement & Billing	2,231	29%	2,034	23%
General & Administrative	1,356	18%	1,183	13%
Engineering & Operations	340	4%	333	4%
Total SG&A expenses	$ 5,833	76%	$ 6,645	74%

Our sales and marketing expenses decreased by $1,189 for the three months ended March 31, 2013 over the same period in 2012, primarily due to less commissions incurred in the current period (total orders decreased 32% for the three months ended March 31, 2013 over the same period in 2012) and changes made to our sales force, which included a reduction in direct sales employees and changes to compensation packages. Our reimbursement and billing expenses increased by $134 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, due to additional investments made in our reimbursement and billing department, consisting primarily of incremental system related expenses.  Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from Third-party Payors. Therefore, we continue to evaluate and monitor the infrastructure in this department, as it is our primary function for cash collections, which may result in increased expenses in future periods.  Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with Third-party Payors could result in an increase to our aggregate accounts receivable collection percentage. Our general and administrative expenses increased by $173 for the three months ended March 31, 2013 over the same period in 2012, which was primarily the result of additional administrative infrastructure, including the addition of incremental regulatory personnel and administrative personnel to support the sales efforts in our ZND division.  Engineering and operations decreased by $7 for the three months ended March 31, 2013 over the same period in 2012.

Other Expense

Other expense is comprised of interest expense and other expense.

Interest expense for the three months ended March 31, 2013 was $130, compared to $93 for the same period in 2012. The increase in interest expense is a result of our increased use of our revolving line of credit during the first three months of 2013, which resulted in a revolving line of credit balance of $6,602 as of March 31, 2013, versus a balance of $4,385 as of March 31, 2012.

Other expense for the three months ended March 31, 2013 was $6 as compared to zero for the three months ended March 31, 2012.

Income Tax Benefit (Expense)

Income tax benefit for the three months ended March 31, 2013 was $182 compared to income tax expense of ($73) for the same period in 2012.  Income tax benefit for the three months ended March 31, 2013 was the result of the Company generating a loss before income tax of $492. Income tax expense for the three months ended March 31, 2012 was the result of the Company generating income before income tax of $393. The provision for income taxes is recorded at the end of each interim period passed on the Company’s best estimate of its effective income tax rate expected to the applicable for the full fiscal year. The Company’s effective income tax rate for the three months ended March 31, 2013 was 37% The Company’s income tax expense for the three months ended March 31, 2012 was partially offset by a state income tax refund, which resulted in a lower effective tax rate for the period.

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

We have an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in our asset borrowing base, under a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement will mature on December 19, 2014. As of March 31, 2013, the effective interest rate under the Doral Agreement was 8% (7% interest rate and 1% fees). We may terminate the Doral Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If we terminate the Doral Agreement, we must pay a specified early termination fee.

The availability of the line of credit depends upon our ongoing compliance with convenants, representations and warranties in the Doral Agreement and borrowing base limitations. Although the maximum amount of the line of credit is $7,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations, which may limit our ability to borrow the maximum amount. As of March 31, 2013, $6,602 was outstanding under the Doral Agreement and $398 was available for borrowing based on our current borrowing base.

The Doral Agreement also contains customary restrictive and financial covenants for asset-backed revolving credit facilities. As of March 31, 2013, we were in compliance with the financial covenants under the Doral Agreement.

Limited Liquidity

Cash at March 31, 2013 was $681, compared to cash at December 31, 2012 of $823.

Cash used in operating activities was $993 for the three months ended March 31, 2013 compared to $770 of cash used in operating activities for the three months ended March 31, 2012. The primary uses of cash in operations for the three months ended March 31, 2013 was the result of the net loss reported for the period, decreases in accounts payable, accrued expenses and income taxes payable, which were partially offset by a decrease in accounts receivable.  The primary uses of cash in operations for the three months ended March 31, 2012 was the result of decreases in collections on accounts receivable, including the impact of the industry Version 5010 electronic claims processing conversion, and increases in inventory required to support our growing revenue, offset by increased net income and adjustments for non-cash items.

Cash provided by investing activities for the three months ended March 31, 2013 was $192 compared to cash used in investing activities of $340 for the three months ended March 31, 2012. Cash provided by investing activities for the three months ended March 31, 2013 primarily represents an increase in cash flows relating to the change in the inventory held for rental, which reflects the change in our revenue mix towards selling rather than renting our products, offset by purchase of equipment.  Cash used in investing activities for the three months ended March 31, 2012 primarily represents the purchase and in-house production of rental products, purchases of capital equipment and the purchase of the assets of NeuroDyne Medical Corp. (See Note 5 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2012 for additional information).

Cash provided by financing activities was $659 for the three months ended March 31, 2013 compared with cash provided by financing activities of $1,063 for the three months ended March 31, 2012. The primary financing sources of cash for the three months ended March 31, 2013 and 2012 were net borrowings under the line of credit, partially offset by payments on capital lease obligations and deferred financing fees.

Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (b) the required high levels of inventory kept with sales representatives that are standard in the electrotherapy industry, (c) the need for expenditures to continue to enhance the Company’s internal billing processes ahead of and in anticipation of revenue growth, (d) the delayed cost recovery inherent in rental transactions, and (e) expenditures required for on-going product development. In addition, during the first quarter of 2013, we encountered industry challenges, including health care reform and the implementation of the Affordable Care Act that negatively affected demand in our core business, ZMI. Limited liquidity may restrict our ability to carry out our current business plans and curtail our revenue growth.

For the three months ended March 31, 2013 and 2012, the Company reported negative cash flows from operations of $993 and $770, respectively. In addition, the Company’s line of credit increased from $5,906 at December 31, 2012 to $6,602 at March 31, 2013, primarily driven by working capital requirements. Maximum borrowings under the line of credit are $7,000. Management developed the Company’s operating plans for 2013 to emphasize cash flow, under which the Company is making operational billing changes to increase cash collections as well as implementing various cost modifications to reduce expenses. Management believes that the Company’s cash flows from operating activities and borrowing available under the line of credit will be sufficient to fund cash requirements through March 31, 2014.

Our long-term business plan contemplates organic growth in revenues and possible acquisitions.  Therefore, in order to support a growth in revenue, we require, among other things, funds for the purchases of equipment (primarily for rental inventory), funds for the purchases of inventory, the payment of commissions to sales representatives, and the increase in office lease payments (for our new, larger building) to support the higher level of operations.  On March 9, 2012, in an effort to diversify our product line and penetrate markets that our ZND subsidiary serves, we acquired substantially all NeuroDyne Medical Corp’s assets (See Note 5 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2012 for additional information).  Matters relating to the acquisition (including integration, operation and sales) have and will continue to require commitments of time and resources, which may detract and impede growth in other areas of our business. The NeuroDyne asset purchase agreement provides for a seven year contingent consideration, based on a declining percentage of net revenue generated by NeuroDyne products. The potential amount of all future payments that we could be required to make under the contingent consideration arrangement is between $0 and $190, based on a percentage of net revenue over the next six years (See Note 5 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2012 for additional information).

There is no assurance that our operations and available borrowings will provide enough cash for operating requirements or for increases in our inventory of products, as needed, for growth. We may need to seek external financing through the issuance of debt or sale of equity, and we are not certain whether any such financing would be available to us on acceptable terms or at all. Any additional debt would require the approval of Doral Healthcare Finance.

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

As of March 31, 2013, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 28, 2013, and Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further discussion of our “Critical Accounting Policies.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Readers are encouraged to carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors contained in our 2012 Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013.  The risk factor set forth below supplements and updates the risk factors previously disclosed in the 2012 Annual Report:

THE PATIENT PROTECTION AND ACCOUNTABILITY ACT OF 2010 WILL HAVE AN IMPACT ON OUR BUSINESS WHICH MAY BE IN PART BENEFICIAL AND IN PART DETRIMENTAL.

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation could have an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payors. We believe the new healthcare legislation has caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during the first quarter of 2013. We are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

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

Other reform measures were passed that allow Centers for Medicare and Medicaid (“CMS”) to place a moratorium on new enrollment of Medicare suppliers and to suspend payment to suppliers based upon a credible allegation of fraud from any source. It is unclear if CMS will use this new authority liberally, potentially impacting our cash-flow and revenue. Additional penalties were added for the knowing and improper retention of overpayments collected from government programs such as Medicare and Medicaid. Failure to identify and return overpayments within a specified time-frame can also implicate the federal False Claims Act with potential for fines and penalties all which could have a material adverse effect on our results of operations and cash flows.

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

101

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (iii) Condensed  Consolidated Statements of Stockholders’ Equity as of March 31, 2013 (iv) Condensed  Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements. The information in Exhibit 101 is ”furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.
Dated: May 13, 2013	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: May 13, 2013	/s/ Anthony A. Scalese
Anthony A. Scalese
Chief Financial Officer