Form 10-Q
period 2013-06-30
ZYNEX INC
filed 2013-08-14
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 13, 2013
Common Stock, par value $0.001	31,148,234

ZYNEX, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2013	December 31, 2012
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$445	$823
Accounts receivable, net	9,775	12,224
Inventory	5,845	6,160
Prepaid expenses	194	243
Deferred tax assets	1,855	1,855
Other current assets	1,255	57

Total current assets	19,369	21,362

Property and equipment, net	3,849	3,851
Deposits	573	171
Deferred financing fees, net	73	98
Intangible assets, net	73	203
Goodwill	212	251

Total assets	$24,149	$25,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$6,870	$5,906
Current portion of notes payable and capital lease obligations	131	144
Accounts payable	2,108	2,057
Income taxes payable	891	1,430
Accrued payroll and payroll taxes	799	899
Deferred rent	364	371
Current portion of contingent consideration	10	21
Other accrued liabilities	457	1,265

Total current liabilities	11,630	12,093

Notes payable and capital lease obligations, less current portion	135	114
Deferred rent	1,470	785
Deferred tax liabilities	786	786
Warranty liability	20	20
Contingent consideration, less current portion	21	83

Total liabilities	14,062	13,881

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,148,234 shares issued and outstanding at June 30, 2013, and December 31, 2012	31	31
Paid-in capital	5,522	5,453
Retained earnings	4,546	6,566

Total Zynex, Inc. stockholders’ equity	10,099	12,050
Noncontrolling interest	(12)	5
Total Stockholders’ equity	10,087	12,055

Total liabilities and stockholders’ equity	$24,149	$25,936

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenue:
Rental	$1,643	$2,437	$3,322	$4,499
Sales	3,829	7,589	9,818	14,471
	5,472	10,026	13,140	18,970
Cost of revenue:
Rental	398	273	699	531
Sales	1,485	1,513	3,375	3,068
	1,883	1,786	4,074	3,599
Gross profit	3,589	8,240	9,066	15,371
Selling, general and administrative expense	6,153	7,308	11,986	13,953
(Loss) income from operations	(2,564)	932	(2,920)	1,418

Other expense:
Interest expense	(214)	(81)	(344)	(174)
Other income (expense)	78	(7)	72	(7)
	(136)	(88)	(272)	(181)
(Loss) income before income tax	(2,700)	844	(3,192)	1,237
Income tax benefit (expense)	973	(371)	1,155	(444)
Net (loss) income	(1,727)	473	(2,037)	793
Plus: Net loss – noncontrolling interest	11	—	17	—
Net (loss) income – attributable to Zynex, Inc.:	$(1,716)	$473	$(2,020)	$793

Net (loss) income per share:
Basic	$(0.06)	$0.02	$(0.06)	$0.03
Diluted	$(0.06)	$0.02	$(0.06)	$0.03

Weighted average number of common shares outstanding:
Basic	31,148,234	31,091,900	31,148,234	30,986,478
Diluted	31,148,234	31,249,107	31,148,234	31,142,876

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Number of Shares	Common Stock	Paid in Capital	Retained Earnings	Noncontrolling Interest	Total
January 1, 2013	31,148,234	$31	$5,453	$6,566	$5	$12,055
Employee stock-based compensation	—	—	69	—	—	69
Net loss	—	—	—	(2,020)	(17)	(2,037)
June 30, 2013	31,148,234	$31	$5,522	$4,546	$(12)	$10,087

See accompanying notes to unaudited condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,037)	$793
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	417	432
Change in the value of contingent consideration	(70)	6
Provision for losses on uncollectible accounts receivable	289	158
Amortization of intangible assets	30	18
Impairment of intangible assets	100	—
Impairment of goodwill	39	—
Amortization of financing fees	25	24
Provision for obsolete inventory	192	190
Deferred rent	678	(148)
Employee stock-based compensation expense	69	90
Deferred tax expense	—	(57)
Gain on asset disposal	(6)	—
Changes in operating assets and liabilities, net of business acquisition (in 2012):
Accounts receivable	2,160	(1,317)
Inventory	123	(2,093)
Prepaid expenses	49	91
Deposit and other current assets	(1,601)	3
Accounts payable	51	516
Accrued liabilities	(909)	80
Income taxes payable	(539)	172

Net cash used in operating activities	(940)	(1,042)

Cash flows from investing activities:
Purchases of equipment	(438)	(718)
Change in inventory used for rental	111	(18)
Payments on contingent consideration	(3)	—
Cash paid for acquisition	—	(245)

Net cash used in investing activities	(330)	(981)

Cash flows from financing activities:
Net borrowings from line of credit	964	1,912
Issuance of common stock	—	10
Deferred financing fees	—	(2)
Payments on notes payable and capital lease obligations	(72)	(63)

Net cash provided by financing activities	892	1,857

Net decrease in cash	(378)	(166)
Cash at beginning of period	823	789
Cash at end of period	$445	$623

Supplemental cash flow information:
Interest paid	$315	$152
Income taxes paid (including interest and penalties)	$539	$365

Supplemental disclosure of non-cash investing and financing activities:
Common stock issuances for business acquisition	$—	$158
Increase in contingent consideration for business acquisition	$—	$141
Equipment acquired through capital lease	$137	$—

See accompanying notes to unaudited condensed consolidated financial statements

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2013 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

For the six months ended June 30, 2013 and 2012, the Company reported negative cash flows from operations of $985 and $1,042, respectively. In addition, the Company’s line of credit increased from $5,906 at December 31, 2012 to $6,870 at June 30, 2013, primarily driven by the Company’s net loss and working capital requirements. Maximum borrowings under the line of credit are $7,000, subject to adjustments to its accounts receivable borrowing base, of which, as of June 30, 2013, the maximum amount the Company could borrow was $6,886. During the first half of 2013, the Company encountered challenges, specifically related to health care reform, including, the Affordable Care Act, that affected demand in its core electrotherapy business, ZMI. In response to these challenges, the Company has made reductions in its fixed expenses by cutting its annual employee costs by approximately $3.0 million dollars through headcount reductions. These headcount reductions were executed during the latter part of the second quarter of 2013 and thus the full financial impact will not be evident in our financial statements until future quarters of 2013.   The Company also renegotiated its existing building lease, under which, among other things, base rent has been lowered and the Company is now operating in an approximate twelve month free rent period.  Management estimates related cash savings over the next twelve months of approximately $1.5 million dollars.  The Company is monitoring the demand for its ZMI electrotherapy products and will make additional expense adjustments as necessary throughout the remainder of 2013.  Additionally, the Company recently added new products that are less impacted by insurance reimbursement to the Company’s ZMI sales channel and are pursuing other opportunities, which are capital goods and service based where revenues are much less dependent on insurance reimbursement in the Company’s other divisions. In ZND, the Company expanded the sales force and has been distributing electroencephalography (EEG) and sleep diagnostic products in the US and will begin distributing mobile sleep diagnostic products and a sleep apnea treatment device. The Company is also investing in the ZBC division where the Company expects increased service based revenue going forward. The Company believes these actions will serve to diversify the product mix and further reduce the dependency on insurance reimbursement.  Management believes that as a result of the restructuring activities completed during the second quarter of 2013, the Company’s cash flows from operating activities and limited borrowing availability under the line of credit will be sufficient to fund cash requirements through June 30, 2014.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

NONCONTROLLING INTEREST

Noncontrolling interest in the equity of a subsidiary is accounted for and reported as stockholders equity. Noncontrolling interest represents the 20% ownership in the Company’s majority-owned subsidiary, ZBC. In 2012, the noncontrolling interest member contributed $10 of property and equipment to ZBC.

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying condensed consolidated financial statements are associated with the allowance for contractual adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation, valuation of goodwill and other long-lived assets, and income taxes.

REVENUE RECOGNITION, ALLOWANCE FOR CONTRACTUAL ADJUSTMENTS AND COLLECTIBILITY

The Company recognizes revenue when each of the following four conditions are met 1) a contract or sales arrangement exists, 2) products have been shipped and title has transferred, or rental services have been rendered, 3) the price of the products or services is fixed or determinable, and 4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been delivered to the patient and the patient’s insurance (if the patient has insurance) has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and delivered to the patient and the patient’s insurance coverage has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products, which fulfills its order and transfers title. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

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

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of June 30, 2013, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

In addition to the allowance for contractual adjustments, the Company records an allowance for uncollectible accounts receivable. Uncollectible accounts receivable are primarily a result of the following: non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future. At June 30, 2013 and December 31, 2012, the allowance for uncollectible accounts receivable is $1,837.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at June 30, 2013 include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at June 30, 2013 also include the line of credit and notes payable, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other parties for rental or sale to patients. Total (gross) inventories at June 30, 2013 included $5,618 of finished goods, $338 of parts, and $1,262 of supplies.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At June 30, 2013, the Company had an allowance for obsolete and damaged inventory of approximately $1,373. The allowance for obsolete and damaged inventory was approximately $1,181 at December 31, 2012. The Company had $1,402 of open purchase commitments at June 30, 2013.

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

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired. Authoritative guidance requires that goodwill be assessed for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment assessment requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. When conducting its goodwill impairment assessment, the Company initially performs a qualitative evaluation to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.

The Company has determined, based on its qualitative evaluation, that it was necessary to perform the two-step goodwill impairment test during the quarter, primarily because of the significant decline in sales in its ZMI electrotherapy products. In March 2012, the Company acquired substantially all of the assets and business of NeuroDyne Medical Corp. (NeuroDyne).  The Company modified its business forecast for NeuroDyne during the second quarter, resulting in reduced estimated sales and cash flow, as compared to the original business forecast at the time of the acquisition. Management, therefore performed the two-step goodwill impairment test during the second quarter of 2013, and determined that goodwill related to NeuroDyne was impaired and recorded a $39 goodwill impairment charge during the three months ended June 30, 2013.  Intangible assets with estimable lives are amortized in a pattern consistent with the asset’s identifiable cash flows or using a straight- line method over their remaining estimated benefit periods if the pattern of cash flows is not estimable. The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If the carrying amount of the assets exceeds the undiscounted cash flows the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company’s intangible assets primarily relate to the asset acquisition of NeuroDyne.  The Company modified its business forecast for NeuroDyne during the second quarter, resulting in reduced estimated sales and cash flow, as compared to the original business forecast at the time of the acquisition.  Therefore, the Company recorded an impairment charge of $100 during the second quarter related to certain NeuroDyne intangible assets.  The Company utilized a discounted cash flow (DCF) model to determine fair value for both goodwill and intangible assets as of June 30, 2013.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments, which is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock-based compensation expenses are recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period).

(3) PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012	Useful lives
	(UNAUDITED)
Office furniture and equipment	$2,302	$1,836	3-7 years
Rental inventory	2,946	3,147	5 years
Vehicles	76	76	5 years
Leasehold improvements	375	375	2-6 years
Assembly equipment	171	168	7 years
	5,870	5,602
Less accumulated depreciation	(2,021)	(1,751)
	$3,849	$3,851

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(4) LEASES

The Company has commitments under various operating and capital leases that are payable in monthly installments. On June 18, 2013, the Company renegotiated its existing building lease and entered into a new lease agreement for its existing building in Lone Tree, Colorado, effective May 1, 2013. The lease, which expires in November 2023, provides for two five-year renewal options at the then market rental rate. Under the lease, no rental payments are due for the first six months. For the remaining months of the lease, base monthly rent begins at $129 and escalates at $3 per month (or $0.50 per square foot) every twelve months, resulting in a monthly rent of $157 by January 2023. The Company anticipates that for accounting purposes, it will have an annual rental expense of $1,420 throughout the term of the lease. The lease includes a $101 refund from the landlord for amounts previously overpaid for operating expenses, which amounts shall be deducted from the Company’s rent in November 2013. The lease also includes a tenant allowance of $1,130, of which $565 is to be used for leasehold improvements and $565 may be used to apply to rent in December 2013 and beyond. Such allowances are included in the Company’s deferred rent liability and deposit accounts. The lease contains customary events of default, termination, maintenance, indemnification and other lease terms.

(5) INTANGIBLE ASSETS

Intangible assets as of June 30, 2013 and December 31, 2012, consist of the following:

	June 30, 2013	December 31, 2012	Amortization Life Years
	(UNAUDITED)
Trade names	$33	$72	5
Non-compete agreement	26	26	5
Technology	74	135	5
Domain Name	18	18	1
Total intangible assets, gross	151	251
Less: accumulated amortization	(78)	(48)
Total intangible assets, net	$73	$203

(6) EARNINGS (LOSS) PER SHARE

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(6) EARNINGS (LOSS) PER SHARE (continued)

The calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic:
Net (loss) income applicable to common stockholders	$(1,716)	$473	$(2,020)	$793
Weighted average shares outstanding—basic	31,148,234	31,091,900	31,148,234	30,986,478
Net (loss) income per share—basic	$(0.06)	$0.02	$(0.06)	$0.03

Diluted:
Net (loss) income applicable to common stockholders	$(1,716)	$473	$(2,020)	$793

Weighted average shares outstanding—basic	31,148,234	31,091,900	31,148,234	30,986,478
Dilutive securities	—	157,207	—	156,398
Weighted average shares outstanding—diluted	31,148,234	31,249,107	31,148,234	31,142,876
Net (loss) income per share—diluted	$(0.06)	$0.02	$(0.06)	$0.03

Potential common share equivalents as of June 30, 2012 of 1,041,000, related to certain outstanding stock options, were not included in the computation of diluted earnings per share during the three and six months ended June 30, 2013 because the effect would have been anti-dilutive, as the option exercise prices exceeded the average market price of the Company’s common stock. The effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

The effects of potential common stock equivalents, related to certain outstanding options for the three and six months ended June 30, 2013 have not been included in the computation of diluted net loss per share because the impact of the potential shares would decrease the loss per share.

(7) STOCK-BASED COMPENSATION PLANS

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

In the three months ended June 30, 2013 and 2012, the Company recorded compensation expense related to stock options of $33 and $44, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2013 and 2012 included $7 and $13, respectively, in cost of goods sold and $62 and $77, respectively, in selling, general and administrative expenses.

In the six months ended June 30, 2013 and 2012, the Company did not grant options to employees or any other person for the purchase of shares of common stock.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(7) STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Option Plan for the six months ended June 30, 2013 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,501,500	$0.95
Granted	—	$—
Exercised	—	$—
Forfeited	(127,250)	$0.86
Outstanding at June 30, 2013	1,374,250	$0.96	6.4 years	$20
Exercisable at June 30, 2013	908,871	$1.08	5.6 years	$17

A summary of status of the Company’s non-vested share awards as of and for the six months ended June 30, 2013 is presented below:

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	690,877	$0.69
Granted	—	$—
Vested	(155,873)	$0.78
Forfeited	(69,625)	$0.71
Non-vested at June 30, 2013	465,379	$0.66

As of June 30, 2013, the Company had approximately $142 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.2 years.

(8) FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2013	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$31	$31

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(8) FAIR VALUE MEASUREMENTS (continued)

The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. The changes in the fair value of this obligation and the accretion expense related to the increase in the net present value of the contingent liabilities was $74 for the three months ended June 30, 2013. Contingent payments of $3 were made during the period.

Changes in the fair value of these obligations are recorded as income or expense within the line item "Other income (expense)" in the Company's consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is also included in the line item "Other income (expense)" in the Company's consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.

Changes in the fair value of the Level 3 liabilities for the six months ended June 30, 2013:

Balance at beginning of 2013	$104
Payments	(3)
Accretion expense	4
Change in fair value of contingent consideration	(74)
Balance at end of 2013	$31

As of June 30, 2013 the Company modified its financial forecasts for NeuroDyne, resulting in reduced sales and cash flow since the acquisition in March 2012.

(9) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate for the three and six months ended June 30, 2013 was approximately 36%. The Company’s income tax expense for the six months ended June 30, 2012 was partially offset by a state income tax refund, which resulted in a lower effective tax rate for the period. The Company paid income taxes of $112 and $539 during the first three and six months of 2013, respectively, which was included in income taxes payable at December 31, 2012.

(10) LINE OF CREDIT

The Company has an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the Company’s asset borrowing base, under a Loan and Security Agreement, as amended, (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement requires monthly interest payments in arrears on the first date of each month. The Doral Agreement will mature on December 19, 2014. The Company may terminate the Doral Agreement at any time prior to the maturity date upon thirty days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If the Company terminates the Doral Agreement, the Company must pay a specified early termination fee. As of June 30, 2013, $6,870 was outstanding under the Doral Agreement and $16 was available for borrowing based on the Company’s current borrowing base.

The Doral Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. This arrangement causes the Doral Agreement to be classified as a current liability.

As of June 30, 2013, the effective interest rate under the Doral Agreement was 8% (7% interest rate and 1% fees).

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(10) LINE OF CREDIT (continued)

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities.  As of June 30, 2013, the Company was not in compliance with one of the financial covenants under the Doral Agreement.  As a result, all amounts due under the credit agreement are callable by the lender. The Company is currently in discussions with the lender and expects to receive a waiver; however, no assurance can be given.  If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the Credit Agreement, the lender can restrict or prevent the Company from borrowing while in default, which could have a material adverse impact on the Company’s cash flow and liquidity.

(11) CONCENTRATIONS

The Company sourced approximately 24% and 22% of its electrotherapy products from one contract manufacturer during the three and six months ended June 30, 2013. Management believes that its relationships with suppliers are strong; however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at June 30, 2013 that made up approximately 10% of the net accounts receivable balance. The same private health insurance carrier made up approximately 22% of net accounts receivable at December 31, 2012.

(12) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(13) SEGMENT REPORTING

At June 30, 2013, the Company has determined that it has three reporting segments comprised of the following subsidiaries, ZMI and ZBC, ZND and ZEU, and ZMS. This determination was made based on the nature of the products and services offered to customers or the nature of the function in the organization. The accounting policies for each of these segments are the same as those described in Note 2, and inter-segment transactions are eliminated.

Net revenue was primarily generated from sales in the United States.

	ZMI & ZBC	ZND & ZEU	ZMS	TOTAL
THREE MONTHS ENDED JUNE 30, 2013
Sales	$5,358	$114	$—	$5,472
Gross profit	3,528	61	—	3,589
Total assets	23,142	986	21	24,149
THREE MONTHS ENDED JUNE 30, 2012
Sales	$9,973	53	$—	$10,026
Gross profit	8,204	36	—	8,240
Total assets	24,724	762	8	25,494
SIX MONTHS ENDED JUNE 30, 2013
Sales	$12,964	$176	$—	$13,140
Gross profit	8,958	108	—	9,066
Total assets	23,142	986	21	24,149
SIX MONTHS ENDED JUNE 30, 2012
Sales	$18,842	128	$—	$18,970
Gross profit	15,285	86	—	15,371
Total assets	24,724	762	8	25,494

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, business trends, the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our ability to engage additional sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

During the first half of 2013, we encountered industry challenges related to health care reform, includingthe Affordable Care Act, that affected demand in our core electrotherapy business, ZMI.    The Affordable Care Act dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare payments to providers, expanding the Medicare program's use of value-based purchasing programs and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain measures have already become effective or will be implemented in 2013, and additional government policies designed to reduce the overall cost of the Medicare program through reduced reimbursement and reduced coverage for certain items and services have already become effective. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products.  We  also have experienced reimbursement challenges from government and third party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for the first half of 2013.It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Further complicating predictions regarding the impact of the Affordable Care Act is uncertainty surrounding individual State’s decisions to expand Medicaid, as contemplated by the Affordable Care Act, but made optional by the Supreme Court. As a result, it is difficult to predict the full impact that health care reform, including the Affordable Care Act, will have on our revenue and results of operations.  However, we anticipate continued depressed revenues and a net loss for the year.

In an effort to minimize the impact of health care reform, we have made reductions in our fixed expenses by cutting our annual employee costs by approximately $3.0 million dollars through headcount reductions. We also renegotiated our existing building lease and entered into a new agreement, in which, among other things, base rent has been lowered and we are now operating in an approximate twelve month free rent period, which results in cash savings over the next twelve months of approximately $1.5 million.  We are monitoring the demand for our ZMI electrotherapy products and will make additional expense adjustments as necessary throughout the remainder of 2013.  Additionally, we recently added new products that are less impacted by insurance reimbursement to our ZMI sales channel and are pursuing other opportunities, which are capital goods and service based where revenues are much less dependent on insurance reimbursement as in our other divisions. In ZND, we expanded our sales force and have been distributing electroencephalography (EEG) and sleep diagnostic products in the US and will begin distributing mobile sleep diagnostic products and a sleep apnea treatment device. We are also investing in our ZBC division where we expect increased service based revenue going forward. We believe these actions will serve to diversify our product mix and further reduce our dependency on insurance reimbursement.

Total Net Revenue (Rental and Sales).

	Three months ended		Six months ended
Total net revenue by type (in thousands):	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net Rental Revenue	$1,643	$2,437	$3,322	$4,499
Sales of electrotherapy and other privately-labeled distributed products	1,255	3,622	3,346	6,680
Sales of recurring consumable supplies	2,574	3,967	6,472	7,791
Total Net Sales Revenue	3,829	7,589	9,818	14,471
Total Net Revenue	$5,472	$10,026	$13,140	$18,970

Total net revenue decreased $4,554, or 45%, to $5,472 for the three months ended June 30, 2013, from $10,026 for the three months ended June 30, 2012. Total net revenue decreased $5,830, or 31%, to $13,140 for the six months ended June 30, 2013, from $18,970 for the six months ended June 30, 2012.

The decrease was primarily due to a 54% and 44% decrease in prescriptions (orders) for our electrotherapy products for the three months and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The overall decrease in total net revenue for the three and six months ended June 30, 2013 was also impacted by industry conditions driven by health care reform, and the related decrease in reimbursement rates as discussed above.

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

Net Rental Revenue

Net Rental Revenue decreased $794, or 33%, to $1,643 for the three months ended June 30, 2013, from $2,437 for the three months ended June 30, 2012.  Net Rental Revenue decreased $1,177, or 26%, to $3,322 for the six months ended June 30, 2013, from $4,499 for the six months ended June 30, 2012.

The decrease was primarily due to a 54% and 44% decrease in prescriptions (orders) for our electrotherapy products for the three months and six months ended June 30, 2013 as compared to the same periods in 2012, driven by industry conditions related to health care reform, as discussed above.

Net Sales Revenue

Net Sales Revenue decreased $3,760, or 50%, to $3,829 for the three months ended June 30, 2013, from $7,589 for the three months ended June 30, 2012.  Net Sales Revenue decreased $4,653, or 32%, to $9,818 for the six months ended June 30, 2013, from $14,471 for the six months ended June 30, 2012.

Net Sales Revenue for the three and six months ended June 30, 2013 represented 70% and 75% of total net revenue compared to 76% for the three and six months ended June 30, 2012.  Net Sales Revenue is comprised of two primary components: sales of electrotherapy devices and private-labeled distributed products, representing 23% and 25% of total net revenue for the three and six months ended June 30, 2013, respectively, and sales of recurring device consumables (batteries and electrodes), representing 47% and 49% of total net revenue for the three and six months ended June 30, 2013, respectively.  This compares to the sale of electrotherapy devices and private-labeled distributed products representing 36% and 35% of total net revenue for the three and six months ended June 30, 2012, respectively, and sale of device consumables representing 40% and 41% of total net revenue for the three and six months ended June 30, 2012, respectively,.  The decrease was primarily due to a 54% and 44% decrease in prescriptions (orders) for our electrotherapy products for the three and six months ended June 30, 2013 as compared to the same periods in 2012, driven by industry conditions related to health care reform, as discussed above.

Gross Profit

Total gross profit for the three months ended June 30, 2013 was $3,589 (or 66% of total net revenue) compared to $8,240 (or 82% of total net revenue) in the three months ended June 30, 2012. Total gross profit for the six months ended June 30, 2013 was $9,066 (or 69% of total net revenue) compared to $15,371 (or 81% of total net revenue) in the six months ended June 30, 2012.

Total gross profit percentage for the three and six months ended June 30, 2013 decreased 16% and 12%, respectively, from the three and six months ended June 30, 2012.  The decrease in the gross profit percentage for the three and six months ended June 30, 2013 was primarily due to lower sales volume reported in the three and six months ended June 30, 2013, as we had less net revenue to cover manufacturing costs and incremental expenses incurred because of an increase to our allowance for obsolete inventory, due to excess quantities now in the field.

Selling, General and Administrative (“SG&A”)

Total SG&A expenses decreased $1,155, or 16%, to $6,153 for the three months ended June 30, 2013 from $7,308 for the three months ended June 30, 2012.   Total SG&A expenses decreased $1,967, or 14%, to $11,986 for the six months ended June 30, 2013 from $13,953 for the six months ended June 30, 2012.    In an effort to minimize the impact of health care reform, we have made reductions in our fixed expenses by cutting our annual employee costs by approximately $3,000 through headcount reductions. These headcount reductions were executed during the latter part of the second quarter of 2013 and thus the full financial impact will not be evident on our financial statements until future quarters of 2013.   We also renegotiated our existing building lease, in which, among other things, base rent has been lowered and we are now operating in an approximate twelve month free rent period, which results in cash savings over the next twelve months of approximately $1,500.  These restructuring activities resulted in additional expenses of approximately $199 for the second quarter of 2013, primarily from severance and the write-off of the old lease building deposit.  We are monitoring the demand for our ZMI electrotherapy products and will make additional expense adjustments as necessary throughout the remainder of 2013.

A summary of expenses by department for the three and six months ended June 30, 2013 and 2012 is provided below:

	Three months ended				Six months ended
SG&A expense by department	June 30, 2013	% of Net Revenue	June 30, 2012	% of Net Revenue	June 30, 2013	% of Net Revenue	June 30, 2012	% of Net Revenue
Sales & Marketing	$2,274	42%	$3,805	38%	$4,181	32%	$6,903	36%
Reimbursement & Billing	2,037	37%	2,047	20%	4,268	32%	4,144	22%
General & Administrative	1,508	28%	1,127	11%	2,864	22%	2,244	12%
Engineering & Operations	334	6%	329	3%	673	5%	662	3%
Total SG&A expenses	$6,153	112%	$7,308	72%	$11,986	91%	$13,953	73%

Our sales and marketing expenses decreased by $1,531 and $2,722 for the three and six months ended June 30, 2013 over the same periods in 2012, primarily due to less commissions incurred during 2013 (total orders decreased 54% and 44% for the three and six months ended June 30, 2013 over the same periods in 2012) and changes made to our sales force, which included a reduction in direct sales employees and changes to compensation packages. Our reimbursement and billing expenses decreased by $10 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and increased by $124 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, due to additional investments made in our reimbursement and billing department, consisting primarily of incremental system related expenses.  Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from Third-party Payors. Therefore, we continue to evaluate and monitor the infrastructure in this department, as it is our primary function for cash collections, which may result in increased expenses in future periods.  Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with Third-party Payors could result in an increase to our aggregate accounts receivable collection percentage. Our general and administrative expenses increased by $381 and $620 for the three and six months ended June 30, 2013 over the same periods in 2012, which was primarily the result of additional administrative infrastructure, including the addition of incremental regulatory personnel and administrative personnel to support the sales efforts in our ZND division and the write down of certain NeuroDyne Intangible Assets.  Engineering and operations increased by $5 and $11 for the three and six months ended June 30, 2013 over the same periods in 2012.

Other Income (Expense)

Other expense is comprised of interest expense and other expense.

Interest expense for the three and six months ended June 30, 2013 was $214 and $344, respectively, compared to $81 and $174 for the same periods in 2012. The increase in interest expense is a result of our increased use of our revolving line of credit during the first six months of 2013, which resulted in a revolving line of credit balance of $6,870 as of June 30, 2013, versus a balance of $5,201 as of June 30, 2012.

Other income for the three and six months ended June 30, 2013 was $78 and $72, respectively, as compared to other expense of $7 for the three and six months ended June 30, 2012.  Amounts for the three and six months ended June 30, 2013 include the change in the fair value of contingent consideration of approximately $70.

Income Tax Benefit (Expense)

Income tax benefit for the three and six months ended June 30, 2013 was $973 and $1,155 compared to income tax expense of ($371) and ($444) for the same periods in 2012.  Income tax benefit for the three and six months ended June 30, 2013 was the result of the Company generating a loss before income tax of ($2,700) and ($3,193), respectively.  Income tax expense for the three and six months ended June 30, 2012 was the result of the Company generating an income before income tax of $844 and $1,237, respectively.   The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s effective income tax rate for the three and six months ended June 30, 2013 was 36%.

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

We have an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in our asset borrowing base, under a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement will mature on December 19, 2014. As of June 30, 2013, the effective interest rate under the Doral Agreement was 8% (7% interest rate and 1% fees). We may terminate the Doral Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If we terminate the Doral Agreement, we must pay a specified early termination fee.

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the Doral Agreement and borrowing base limitations. Although the maximum amount of the line of credit is $7,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations, which may limit our ability to borrow the maximum amount. As of June 30, 2013, $6,870 was outstanding under the Doral Agreement and $16 was available for borrowing based on our current borrowing base.

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities.  As of June 30, 2013, we were not in compliance with one of the financial covenants under the Doral Agreement.  As a result, all amounts due under the credit agreement are callable by the lender. We are currently in discussions with the lender and expect to receive a waiver; however, no assurance can be given.  If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the Credit Agreement, the lender can restrict or prevent us from borrowing while in default, which could have a material adverse impact on our cash flow and liquidity.

Limited Liquidity

Cash at June 30, 2013 was $445, compared to cash at December 31, 2012 of $823.

Cash used in operating activities was $940 for the six months ended June 30, 2013 compared to $1,042 of cash used in operating activities for the six months ended June 30, 2012. The primary uses of cash in operations for the six months ended June 30, 2013 was the result of the net loss reported for the period, an increase in deposits and other current assets and a decrease in accrued liabilities and income taxes, which were partially offset by a decrease in accounts receivable.  The primary uses of cash from operations for the six months ended June 30, 2012 was the result of decreases in collections on accounts receivable, including the impact of the industry Version 5010 electronic claims processing conversion, and increases in inventory required to support our increase in orders during the six months ended June 30, 2012, offset by increased net income and adjustments for non-cash items.

Cash used in investing activities for the six months ended June 30, 2013 was $330 compared to cash used in investing activities of $981 for the six months ended June 30, 2012. Cash used in investing activities for the six months ended June 30, 2013 primarily represents purchases of equipment, partially offset by an increase in cash flows relating to the change in inventory held for rental, which reflects the change in our revenue mix towards selling rather than renting our products.  Cash used in investing activities for the six months ended June 30, 2012 primarily represents the purchase and in-house production of rental products, purchases of capital equipment and the purchase of the assets of NeuroDyne Medical Corp.  (See Note 5 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2012 for additional information).

Cash provided by financing activities was $892 for the six months ended June 30, 2013 compared with cash provided by financing activities of $1,857 for the six months ended June 30, 2012.  The primary financing sources of cash for the six months ended June 30, 2013 and 2012 were net borrowings under the line of credit, partially offset by payments on capital lease obligations and deferred financing fees.

Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (b) the required high levels of inventory kept with sales representatives held at the offices of health care providers that are standard in the electrotherapy industry, (c) the need for expenditures to continue to enhance the Company’s internal billing processes, (d) the delayed cost recovery inherent in rental transactions, and (e) expenditures required for on-going product development.  In addition, during the first half of 2013, we encountered industry challenges, specifically related to health care reform  that affected demand in our core electrotherapy business, ZMI. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products.  We also have experienced reimbursement challenges from government and third party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for the first half of 2013.  Limited liquidity may restrict our ability to carry out our current business plans and curtail our revenue growth.

For the six months ended June 30, 2013 and 2012, the Company reported negative cash flows from operations of $940 and $1,042, respectively. In addition, the Company’s line of credit increased from $5,906 at December 31, 2012 to $6,870 at June 30, 2013, primarily driven by the Company’s net loss and working capital requirements. Maximum borrowings under the line of credit are $7,000, subject to adjustments to its accounts receivable borrowing base, in which, as of June 30, 2013, the maximum amount the Company could borrow was $6,886. Management developed the Company’s operating plans for 2013 to emphasize cash flow, and under which the Company is making operational billing changes to increase cash collections as well as implementing various cost modifications to reduce expenses. In an effort to minimize the impact of health care reform, the Company has made reductions in its fixed expenses by cutting its annual employee costs by approximately $3,000 through headcount reductions. These headcount reductions were executed during the latter part of the second quarter of 2013 and thus the full financial impact will not be evident on our financial statements until future quarters of 2013.   The Company also renegotiated its existing building lease, under which, among other things, base rent has been lowered and the Company is now operating in an approximate twelve month free rent period, which is expected to result in cash savings over the next twelve months of approximately $1,500.  The Company is monitoring the demand for its ZMI electrotherapy products and will make additional expense adjustments as necessary throughout the remainder of 2013.  Management believes that through the restructuring activities completed during the second quarter of 2013 the Company’s cash flows from operating activities and borrowing available under the line of credit will be sufficient to fund cash requirements through June 30, 2014.

Our long-term business plan contemplates organic growth in revenues, through the addition of new products to our sales channel that could mitigate the decline in our ZMI electrotherapy products, and possible acquisitions. Therefore, in order to support a growth in revenue, we require, among other things, funds for the purchases of equipment (primarily for rental inventory), funds for the purchases of inventory and the payment of commissions to sales representatives, and funds for the expansion of our sales channel. On March 9, 2012, in an effort to diversify our product line and penetrate markets that our ZND subsidiary serves, we acquired substantially all NeuroDyne Medical Corp’s assets (See Note 5 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2012 for additional information). Matters relating to the acquisition (including integration, operation and sales) have and will continue to require commitments of time and resources, which may detract and impede growth in other areas of our business. The NeuroDyne asset purchase agreement provides for a seven year contingent consideration, based on a declining percentage of net revenue generated by NeuroDyne products. The potential amount of all future payments that we could be required to make under the contingent consideration arrangement is between $0 and $52 based on a percentage of net revenue over the next  six years.

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

As of June 30, 2013, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Readers are encouraged to carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.  The risk factors set forth below supplements (and updates) the risk factors previously disclosed in the 2012 Annual Report:

THE PATIENT PROTECTION AND ACCOUNTABILITY ACT OF 2010 WILL HAVE AN IMPACT ON OUR BUSINESS WHICH MAY BE IN PART BENEFICIAL AND IN PART DETRIMENTAL.

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation could have an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payors. This legislation may result in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during the first half of 2013. We are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

Effective this year, there is a 2.3% excise tax on the first sale of medical devices, with certain exceptions. We believe that a majority of our ZMI products are not subject to this tax but currently we can make no assurance.   We believe the majority of the products in our ZND division are subject to this tax.  For our products that are or become subject to this excise tax, we are uncertain of our ability to pass this tax on to third parties. Thus far this excise tax has not had a material impact on our financial results.  However, this tax may have a material impact on our business and financial results in future periods.

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

HOSPITALS AND CLINICIANS MAY NOT BUY, PRESCRIBE OR USE OUR PRODUCTS IN SUFFICIENT NUMBERS, WHICH COULD RESULT IN DECREASED REVENUES AND PROFITS.

Hospitals and clinicians may not accept any of our products as effective, reliable, and cost-effective. Factors that could prevent such institutional customer acceptance include:

•	If customers conclude that the costs of these products exceed the cost savings associated with the use of these products;

•	If customers are financially unable to purchase these products;

•	If adverse patient events occur with the use of these products, generating adverse publicity;

•	If we lack adequate resources to provide sufficient education and training to our customers;

•	If frequent product malfunctions occur, leading clinicians to believe that the products are unreliable; and

•	If physicians or other health care providers believe that our products will not be reimbursed by insurers or decide to prescribe competing products.

Because our sales are dependent on prescriptions from physicians, if any of these or other factors results in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund operations. We experienced a steep decline in orders for our ZMI products during the first haf of 2013 and can make no assurances that demand for our products will not further decline in future periods.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008).
10.1*

Amendement No. 1 to Loan and Security Agreement, dated May 31, 2013, among Zynex, Inc., Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc. Zynex Monitoring Solutions Inc., Zynex Billing and Consulting, LLC and Doral Healthcare Finance.

10.2*	Office Lease, effective May 1, 2013, between Public Service Credit Union and Zynex Medical, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (iii) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2013 (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.
Dated:	August 14, 2013	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated:	August 14, 2013	/s/ Anthony A. Scalese
Anthony A. Scalese
Chief Financial Officer