Form 10-Q
period 2013-09-30
ZYNEX INC
filed 2013-11-13
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 11, 2013
Common Stock, par value $0.001	31,148,234

\

ZYNEX, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2013	December 31, 2012
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$468	$823
Accounts receivable, net	8,824	12,224
Inventory	6,131	6,160
Prepaid expenses	178	243
Deferred tax assets	1,855	1,855
Other current assets	1,712	57

Total current assets	19,168	21,362

Property and equipment, net	3,282	3,851
Deposits	573	171
Deferred financing fees, net	60	98
Intangible assets, net	64	203
Goodwill	212	251

Total assets	$23,359	$25,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$6,291	$5,906
Current portion of notes payable and capital lease obligations	108	144
Accounts payable	2,289	2,057
Income taxes payable	1,046	1,430
Accrued payroll and payroll taxes	734	899
Deferred rent	750	371
Current portion of contingent consideration	9	21
Other accrued liabilities	383	1,265

Total current liabilities	11,610	12,093

Notes payable and capital lease obligations, less current portion	121	114
Deferred rent	1,439	785
Deferred tax liabilities	786	786
Warranty liability	14	20
Contingent consideration, less current portion	22	83

Total liabilities	13,992	13,881

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,148,234 shares issued and outstanding at September 30, 2013, and December 31, 2012	31	31
Paid-in capital	5,551	5,453
Retained earnings	3,808	6,566

Total Zynex, Inc. stockholders’ equity	9,390	12,050
Noncontrolling interest	(23)	5
Total Stockholders’ equity	9,367	12,055

Total liabilities and stockholders’ equity	$23,359	$25,936

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenue:
Rental	$1,284	$2,281	$4,606	$6,780
Sales	3,907	7,821	13,725	22,292
	5,191	10,102	18,331	29,072
Cost of revenue:
Rental	257	279	956	810
Sales	1,289	1,937	4,664	5,005
	1,546	2,216	5,620	5,815
Gross profit	3,645	7,886	12,711	23,257
Selling, general and administrative expense	4,713	7,174	16,699	21,127
(Loss) income from operations	(1,068)	712	(3,988)	2,130

Other expense:
Interest expense	(136)	(119)	(480)	(293)
Other income (expense)	—	(6)	72	(13)
	(136)	(125)	(408)	(306)
(Loss) income before income tax	(1,204)	587	(4,396)	1,824
Income tax benefit (expense)	455	(229)	1,610	(673)
Net (loss) income	(749)	358	(2,786)	1,151
Plus: Net loss – noncontrolling interest	11	—	28	—
Net (loss) income – attributable to Zynex, Inc.	$(738)	$358	$(2,758)	$1,151

Net (loss) income per share:
Basic	$(0.02)	$0.01	$(0.09)	$0.04
Diluted	$(0.02)	$0.01	$(0.09)	$0.04

Weighted average number of common shares outstanding:
Basic	31,148,234	31,130,908	31,148,234	31,034,972
Diluted	31,148,234	31,316,836	31,148,234	31,202,842

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Number of Shares	Common Stock	Paid in Capital	Retained Earnings	Noncontrolling Interest	Total
January 1, 2013	31,148,234	$31	$5,453	$6,566	$5	$12,055
Employee stock-based compensation	—	—	98	—	—	98
Net loss	—	—	—	(2,758)	(28)	(2,786)
September 30, 2013	31,148,234	$31	$5,551	$3,808	$(23)	$9,367

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,786)	$1,151
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	608	647
Warranty expense	(6)	—
Change in the value of contingent consideration	(70)	14
Provision for losses on uncollectible accounts receivable	442	325
Amortization of intangible assets	39	33
Impairment of intangible assets	100	—
Impairment of goodwill	39	—
Amortization of financing fees	38	37
Issuance of common stock for services	—	20
Provision for obsolete inventory	293	228
Deferred rent	1,033	(222)
Employee stock-based compensation expense	98	150
Deferred tax expense	—	(50)
Gain on asset disposal	(6)	—
Changes in operating assets and liabilities, net of business acquisition (in 2012):
Accounts receivable	2,959	(1,593)
Inventory	(265)	(2,291)
Prepaid expenses	65	83
Deposit and other current assets	(2,057)	41
Accounts payable	232	264
Accrued liabilities	(1,048)	222
Income taxes payable	(384)	(259)

Net cash used in operating activities	(676)	(1,200)

Cash flows from investing activities:
Purchases of equipment	(501)	(388)
Change in inventory used for rental	550	(794)
Payments on contingent consideration	(3)	—
Cash paid for domain name	—	(18)
Cash paid for acquisition	—	(245)

Net cash provided by (used in) investing activities	46	(1,445)

Cash flows from financing activities:
Net borrowings from line of credit	385	2,788
Issuance of common stock	—	10
Deferred financing fees	—	(2)
Payments on notes payable and capital lease obligations	(110)	(97)

Net cash provided by financing activities	275	2,699

Net (decrease) increase in cash	(355)	54
Cash at beginning of period	823	789
Cash at end of period	$468	$843

Supplemental cash flow information:
Interest paid	$449	$259
Income taxes paid, net of tax refunds (including interest and penalties)	$384	$1,016

Supplemental disclosure of non-cash investing and financing activities:
Common stock issuances for business acquisition	$—	$158
Increase in contingent consideration for business acquisition	$—	$135
Equipment acquired through capital lease	$137	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2013 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

For the nine months ended September 30, 2013 and 2012, the Company reported negative cash flows from operations of $676 and $1,200, respectively. In addition, the Company’s line of credit increased from $5,906 at December 31, 2012 to $6,291 at September 30, 2013, primarily driven by the Company’s net loss and working capital requirements. Maximum borrowings under the line of credit are $7,000, subject to adjustments to its accounts receivable borrowing base.  As of September 30, 2013, the Company did not have any additional availability under its line of credit. As of September 30, 2013, the Company was not in compliance with one of the financial covenants under the line of credit.  As a result, all amounts due under the credit agreement are callable by the lender. The Company is currently in discussions with the lender and expects to receive a waiver; however, no assurance can be given.  If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the line of credit, the lender can restrict or prevent us from borrowing while in default, which could have a material adverse impact on our cash flow and liquidity.

Management developed the Company’s operating plans for 2013 to emphasize cash flow, and under which the Company is making operational billing changes to increase cash collections as well as implementing various cost modifications to reduce expenses. However, during the first nine months of 2013, the Company encountered industry challenges related to health care reform, including the Affordable Care Act and reimbursement changes from government and third party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for the Company’s ZMI electrotherapy products.  In an effort to minimize the impact of health care reform and changes in reimbursement, the Company has made reductions in its fixed expenses by cutting its annual employee costs by approximately $4,200 through headcount reductions. These headcount reductions were executed during the second and third quarters of 2013.  The Company also renegotiated its existing building lease, under which, among other things, base rent has been lowered and the Company is now operating in an approximate twelve month free rent period, which began May 1, 2013, which is expected to result in cash savings of approximately $1,500.  The Company is monitoring the demand for its ZMI electrotherapy products and will make additional expense adjustments as necessary in future periods. Additionally, the Company recently added new products that are less impacted by insurance reimbursement to the Company’s ZMI sales channel and is pursuing other opportunities, including the manufacturing and distribution of topical and transdermal pain creams.  In ZND, the Company is distributing electroencephalography (EEG) sleep diagnostic products, mobile sleep diagnostic products and a sleep apnea treatment device in the US, which are all capital goods that are not subject to insurance reimbursement. The Company is also investing in its ZBC division where increased service based revenue is expected going forward through the addition of medical practitioner billing contracts. The Company believes these actions will serve to diversify its product mix and further reduce dependency on insurance reimbursement. Management believes that as a result of the restructuring activities completed during the second and third quarters of 2013, the Company’s cash flows from operating activities and limited borrowing availability under the line of credit will be sufficient to fund cash requirements through the next twelve months.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

Due to the nature of the industry, the reimbursement environment in which the Company operates and changes in health care reform, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors or an unanticipated requirement to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

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

As of September 30, 2013, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

In addition to the allowance for contractual adjustments, the Company records an allowance for uncollectible accounts receivable. Uncollectible accounts receivable are primarily a result of: non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future. At September 30, 2013 and December 31, 2012, the allowance for uncollectible accounts receivable is $1,837.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at September 30, 2013 include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at September 30, 2013 also include the line of credit and notes payable, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other parties for rental or sale to patients. Total (gross) inventories at September 30, 2013 included $6,037 of finished goods, $354 of parts, and $1,215 of supplies.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. At September 30, 2013, the Company had an allowance for obsolete and damaged inventory of approximately $1,475. The allowance for obsolete and damaged inventory was approximately $1,181 at December 31, 2012. The Company had $1,505 of open purchase commitments at September 30, 2013.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The Company determined, based on its qualitative evaluation, that it was necessary to perform the two-step goodwill impairment test during the second quarter of 2013, primarily because of the significant decline in sales in its ZMI electrotherapy products. In March 2012, the Company acquired substantially all of the assets and business of NeuroDyne Medical Corp. (NeuroDyne).  The Company modified its business forecast for NeuroDyne during the second quarter of 2013, resulting in reduced estimated sales and cash flow, as compared to the original business forecast at the time of the acquisition. Management, therefore performed the two-step goodwill impairment test during the second quarter of 2013, and determined that goodwill related to NeuroDyne was impaired and recorded a $39 goodwill impairment charge during the three months ended June 30, 2013.

Intangible assets with estimable lives are amortized in a pattern consistent with the asset’s identifiable cash flows or using a straight- line method over their remaining estimated benefit periods if the pattern of cash flows is not estimable. The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If the carrying amount of the assets exceeds the undiscounted cash flows the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company’s intangible assets primarily relate to the asset acquisition of NeuroDyne.  The Company modified its business forecast for NeuroDyne during the second quarter of 2013, resulting in reduced estimated sales and cash flow, as compared to the original business forecast at the time of the acquisition.  Therefore, the Company recorded an impairment charge of $100 during the three months ended June 30, 2013 related to certain NeuroDyne intangible assets.  The Company utilized a discounted cash flow (DCF) model to determine fair value for both goodwill and intangible assets as of June 30, 2013.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(3) PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012	Useful lives
	(UNAUDITED)
Office furniture and equipment	$2,365	$1,836	3-7 years
Rental inventory	2,398	3,147	5 years
Vehicles	76	76	5 years
Leasehold improvements	375	375	2-6 years
Assembly equipment	171	168	7 years
	5,385	5,602
Less accumulated depreciation	(2,103)	(1,751)
	$3,282	$3,851

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

(5) INTANGIBLE ASSETS

Intangible assets as of September 30, 2013 and December 31, 2012, consist of the following:

	September 30, 2013	December 31, 2012	Amortization Life Years
	(UNAUDITED)
Trade names	$33	$72	5
Non-compete agreement	26	26	5
Technology	74	135	5
Domain Name	18	18	1
Total intangible assets, gross	151	251
Less: accumulated amortization	(87)	(48)
Total intangible assets, net	$64	$203

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(6) EARNINGS (LOSS) PER SHARE (continued)

The calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic:
Net (loss) income applicable to common stockholders	$(738)	$358	$(2,758)	$1,151
Weighted average shares outstanding – basic	31,148,234	31,130,908	31,148,234	31,034,972
Net (loss) income per share – basic	$(0.02)	$0.01	$(0.09)	$0.04

Diluted:
Net (loss) income applicable to common stockholders	$(738)	$358	$(2,758)	$1,151

Weighted average shares outstanding – basic	31,148,234	31,130,908	31,148,234	31,034,972
Dilutive securities	—	185,928	—	167,870
Weighted average shares outstanding – diluted	31,148,234	31,316,836	31,148,234	31,202,842
Net (loss) income per share – diluted	$(0.02)	$0.01	$(0.09)	$0.04

Potential common share equivalents as of September 30, 2012 of 1,061,375, related to certain outstanding stock options, were not included in the computation of diluted earnings per share during the three and nine months ended September 30, 2012 because the effect would have been anti-dilutive, as the option exercise prices exceeded the average market price of the Company’s common stock. The effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

The effects of potential common stock equivalents, related to certain outstanding options for the three and nine months ended September 30, 2013 have not been included in the computation of diluted net loss per share because the impact of the potential shares would decrease the loss per share.

(7) STOCK-BASED COMPENSATION PLANS

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

In the three months ended September 30, 2013 and 2012, the Company recorded compensation expense related to stock options of $29 and $60, respectively. In the nine months ended September 30, 2013 and 2012, the Company recorded compensation expense related to stock options of $98 and $150, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2013 and 2012 included $2 and $7, respectively, in cost of goods sold and $27 and $53, respectively, in selling, general and administrative expenses. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2013 and 2012 included $9 and $20, respectively, in cost of goods sold and $89 and $130, respectively, in selling, general and administrative expenses.

In the nine months ended September 30, 2013, the Company granted options to purchase up to 356,000 shares of common stock to employees at exercise prices that ranged from $0.32 to $0.48. In the nine months ended September 30, 2012, the Company granted options to purchase up to 322,500 shares of common stock to employees at exercise prices that ranged from $0.70 to $0.81 per share.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(7) STOCK-BASED COMPENSATION PLANS (continued)

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the nine months ended September 30, 2013 and 2012:

	2013	2012
Weighted average expected term	6.25 years	6.17 years
Weighted average volatility	111%	134%
Weighted average risk-free interest rate	1.3%	1.0%
Dividend yield	0%	0%

A summary of stock option activity under the Option Plan for the nine months ended September 30, 2013 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,501,500	$0.95
Granted	356,000	$0.37
Exercised	—	$—
Forfeited	(374,500)	$0.88
Outstanding at September 30, 2013	1,483,000	$0.83	7.0 years	$75
Exercisable at September 30, 2013	843,997	$1.04	5.7 years	$75

A summary of status of the Company’s non-vested share awards as of and for the nine months ended September 30, 2013 is presented below:

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	690,877	$0.69
Granted	356,000	$0.31
Vested	(251,999)	$0.77
Forfeited	(155,875)	$0.81
Non-vested at September 30, 2013	639,003	$0.49

As of September 30, 2013, the Company had approximately $163 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 3 years.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2013	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$31	$31

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

Changes in the fair value of the Level 3 liabilities for the nine months ended September 30, 2013:

Balance at January 1, 2013	$104
Payments	(3)
Accretion expense	4
Change in fair value of contingent consideration	(74)
Balance at September 30, 2013	$31

The Company modified its financial forecasts for NeuroDyne, at June 30, 2013, as a result of reduced sales and cash flow since the acquisition in March 2012.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(9) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate for the three and nine months ended September 30, 2013 was approximately 38% and 37%, respectively. The Company paid income taxes of $20 and $384 (net of $175 state tax refunds) during the three and nine months ended September 30, 2013, respectively, which was included in income taxes payable at December 31, 2012.

(10) LINE OF CREDIT

The Company has an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the Company’s asset borrowing base, under a Loan and Security Agreement, as amended, (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement requires monthly interest payments in arrears on the first date of each month. The Doral Agreement will mature on December 19, 2014. The Company may terminate the Doral Agreement at any time prior to the maturity date upon thirty days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If the Company terminates the Doral Agreement, the Company must pay a specified early termination fee. As of September 30, 2013, $6,291 was outstanding under the Doral Agreement and zero was available for borrowing based on the Company’s current borrowing base.

The Doral Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. This arrangement causes the Doral Agreement to be classified as a current liability.

As of September 30, 2013, the effective interest rate under the Doral Agreement was 8% (7% interest rate and 1% fees).

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities.  As of September 30, 2013, the Company was not in compliance with one of the financial covenants under the Doral Agreement.  As a result, all amounts due under the credit agreement are callable by the lender. The Company is currently in discussions with the lender and expects to receive a waiver; however, no assurance can be given.  If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the Credit Agreement, the lender can restrict or prevent the Company from borrowing while in default, which could have a material adverse impact on the Company’s cash flow and liquidity.

(11) CONCENTRATIONS

The Company sourced approximately 34% and 23% of its electrotherapy products from one contract manufacturer during the three and nine months ended September 30, 2013. Management believes that its relationships with suppliers are strong; however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at September 30, 2013 that made up approximately 7% of the net accounts receivable balance. The Company had receivable from a different private health insurance carrier that made up approximately 22% of net accounts receivable at December 31, 2012.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(13) SEGMENT REPORTING

At September 30, 2013, the Company has determined that it has three reporting segments comprised of the following subsidiaries, ZMI and ZBC, ZND and ZEU, and ZMS. This determination was made based on the nature of the products and services offered to customers or the nature of the function in the organization. The accounting policies for each of these segments are the same as those described in Note 2, and inter-segment transactions are eliminated.

Net revenue was primarily generated from sales in the United States.

	ZMI & ZBC	ZND & ZEU	ZMS	TOTAL
THREE MONTHS ENDED SEPTEMBER 30, 2013
Sales	$5,138	$53	$0	$5,191
Gross profit	3,612	33	0	3,645
Total assets	22,361	986	12	23,359
THREE MONTHS ENDED SEPTEMBER 30, 2012
Sales	$10,003	99	$0	$10,102
Gross profit	7,834	52	0	7,886
Total assets	25,494	692	7	26,193
NINE MONTHS ENDED SEPTEMBER 30, 2013
Sales	$18,102	$229	$0	$18,331
Gross profit	12,570	141	0	12,711
Total assets	22,361	986	12	23,359
NINE MONTHS ENDED SEPTEMBER 30, 2012
Sales	$28,845	227	$0	$29,072
Gross profit	23,119	138	0	23,257
Total assets	25,494	692	7	26,193

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

RESULTS OF OPERATIONS (Amounts in thousands):

Revenue

Our products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare insurance providers on behalf of patients. Our products may also be purchased by dealers. If a patient is covered by health insurance, the Third-party Payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges.  We also sell consumable supplies, consisting primarily of surface electrodes and batteries that are used in conjunction with our electrotherapy products on a monthly basis.

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

During the first nine months of 2013, we encountered industry challenges related to health care reform, including the Affordable Care Act and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products.  The Affordable Care Act dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare payments to providers, expanding the Medicare program's use of value-based purchasing programs and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain measures have already become effective or will be implemented in 2013, and additional government policies designed to reduce the overall cost of the Medicare program through reduced reimbursement and reduced coverage for certain items and services have already become effective. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products.  We also have experienced reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for the first nine months of 2013.  It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Further complicating predictions regarding the impact of the Affordable Care Act is uncertainty surrounding individual State’s decisions to expand Medicaid, as contemplated by the Affordable Care Act, but made optional by the Supreme Court. As a result, it is difficult to predict the full impact that health care reform, including the Affordable Care Act, will have on our revenue and results of operations.  However, we anticipate continued depressed revenues and a net loss for the year.

In an effort to minimize the impact of health care reform and the resulting slowdown in our orders, we have made reductions during the second and third quarters of this year to our fixed expenses by cutting our annual employee costs by approximately $4.2 million dollars through headcount reductions. During the second quarter of 2013, we also renegotiated our existing building lease and entered into a new agreement, in which, among other things, base rent has been lowered and we are now operating in an approximate twelve month free rent period, which results in cash savings of approximately $1.5 million over the twelve month period beginning May 1, 2013.  We are monitoring the demand for our ZMI electrotherapy products and will make additional expense adjustments as necessary in future periods.  Additionally, we recently added new products that are less impacted by insurance reimbursement to our ZMI sales channel and are pursuing other opportunities, including the distribution of topical and transdermal pain creams. In ZND, we are distributing electroencephalography (EEG) sleep diagnostic products, mobile sleep diagnostic products and a sleep apnea treatment device in the US to clinics and hospitals. Therefore, all of these type of ZND capital good sales are business to business and are not subject to insurance reimbursement. We are also investing in our ZBC division where we expect increased service based revenue going forward. We believe these actions will serve to diversify our product mix and further reduce our dependency on insurance reimbursement.

Total Net Revenue (Rental and Sales).

	Three months ended		Nine months ended
Total net revenue by type (in thousands):	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net Rental Revenue	$1,284	$2,281	$4,606	$6,780
Sales of electrotherapy and other privately-labeled distributed products	1,957	3,783	5,303	10,463
Sales of recurring consumable supplies	1,950	4,038	8,422	11,829
Total Net Sales Revenue	3,907	7,821	13,725	22,292
Total Net Revenue	$5,191	$10,102	$18,331	$29,072

Total net revenue decreased $4,911, or 49%, to $5,191 for the three months ended September 30, 2013, from $10,102 for the three months ended September 30, 2012. Total net revenue decreased $10,741, or 37%, to $18,331 for the nine months ended September 30, 2013, from $29,072 for the nine months ended September 30, 2012.

The decrease was primarily due to a 64% and 51% decrease in prescriptions (orders) for our electrotherapy products for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The overall decrease in total net revenue for the three and nine months ended September 30, 2013 was impacted by industry conditions driven by health care reform, and the related decrease in reimbursement rates as discussed above.

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

Net Rental Revenue

Net Rental Revenue decreased $997, or 44%, to $1,284 for the three months ended September 30, 2013, from $2,281 for the three months ended September 30, 2012.  Net Rental Revenue decreased $2,174, or 32%, to $4,606 for the nine months ended September 30, 2013, from $6,780 for the nine months ended September 30, 2012.

The decrease was primarily due to a 64% and 51% decrease in prescriptions (orders) for our electrotherapy products for the three months and nine months ended September 30, 2013 as compared to the same periods in 2012, driven by industry conditions related to health care reform, and the related decrease in reimbursement rates as discussed above.

Net Sales Revenue

Net Sales Revenue decreased $3,914, or 50%, to $3,907 for the three months ended September 30, 2013, from $7,821 for the three months ended September 30, 2012.  Net Sales Revenue decreased $8,567, or 38%, to $13,725 for the nine months ended September 30, 2013, from $22,292 for the nine months ended September 30, 2012.

Net Sales Revenue for the three and nine months ended September 30, 2013 represented 75% and 75% of total net revenue compared to 77% for each of the three and nine months ended September 30, 2012.  Net Sales Revenue is comprised of two primary components: sales of electrotherapy devices and private-labeled distributed products, representing 38% and 29% of total net revenue for the three and nine months ended September 30, 2013, respectively, and sales of recurring device consumables (batteries and electrodes), representing 38% and 46% of total net revenue for the three and nine months ended September 30, 2013, respectively.  This compares to the sale of electrotherapy devices and private-labeled distributed products representing 37% and 36% of total net revenue for the three and nine months ended September 30, 2012, respectively, and sale of device consumables representing 40% and 41% of total net revenue for the three and nine months ended September 30, 2012, respectively.  The decrease was primarily due to a 64% and 51% decrease in prescriptions (orders) for our electrotherapy products for the three and nine months ended September 30, 2013 as compared to the same periods in 2012, driven by industry conditions related to health care reform, and the related decrease in reimbursement rates as discussed above.

Gross Profit

Total gross profit for the three months ended September 30, 2013 was $3,645 (or 70% of total net revenue) compared to $7,886 (or 78% of total net revenue) in the three months ended September 30, 2012. Total gross profit for the nine months ended September 30, 2013 was $12,711 (or 69% of total net revenue) compared to $23,257 (or 80% of total net revenue) in the nine months ended September 30, 2012.

Total gross profit for the three and nine months ended September 30, 2013 decreased 54% and 45%, respectively, from the three and nine months ended September 30, 2012.  The decrease in the gross profit percentage for the three and nine months ended September 30, 2013 was primarily due to lower sales volume reported in the three and nine months ended September 30, 2013, as we had less net revenue to cover manufacturing costs and incremental expenses incurred because of an increase to our allowance for obsolete inventory, due to excess quantities now in the field.

Selling, General and Administrative (“SG&A”)

Total SG&A expenses decreased $2,461, or 34%, to $4,713 for the three months ended September 30, 2013 from $7,174 for the three months ended September 30, 2012.   Total SG&A expenses decreased $4,428, or 21%, to $16,699 for the nine months ended September 30, 2013 from $21,127 for the nine months ended September 30, 2012.    In an effort to minimize our decline in revenue driven by the impact of health care reform and the decrease in reimbursement rates, we made reductions in our fixed expenses by cutting our annual employee costs by approximately $4,200 through headcount reductions. These headcount reductions were executed during the second and third quarters of 2013.  We also renegotiated our existing building lease, under which, among other things, base rent has been lowered and we are now operating in an approximate twelve month free rent period, which began May 1, 2013, and is expected to result in cash savings of approximately $1,500.  We are monitoring the demand for our ZMI electrotherapy products and will make additional expense adjustments in future periods, as necessary.

A summary of expenses by department for the three and nine months ended September 30, 2013 and 2012 is provided below:

	Three months ended				Nine months ended
SG&A expense by department	September 30, 2013	% of Net Revenue	September 30, 2012	% of Net Revenue	September 30, 2013	% of Net Revenue	September 30, 2012	% of Net Revenue
Sales & Marketing	$1,765	34%	$3,497	35%	$5,945	32%	$10,400	36%
Reimbursement & Billing	1,516	29%	2,425	24%	5,784	32%	6,569	23%
General & Administrative	1,178	23%	1,099	11%	4,042	22%	3,343	11%
Engineering & Operations	254	5%	153	1%	928	5%	815	3%
Total SG&A expenses	$4,713	91%	$7,174	71%	$16,699	91%	$21,127	73%

Our sales and marketing expenses decreased by $1,732 and $4,455 for the three and nine months ended September 30, 2013, respectively, over the same periods in 2012, primarily due to less commissions incurred during 2013 (total orders decreased 64% and 51% for the three and nine months ended September 30, 2013, respectively, over the same periods in 2012), changes made to our sales force, which included a reduction in direct sales employees and changes to compensation packages and a reduction in sales and marketing support staff. Our reimbursement and billing expenses decreased by $909 and $785 for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to a reduction in headcount.  Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from Third-party Payors. Therefore, we continue to evaluate and monitor the infrastructure in this department, as it is our primary function for cash collections, which may result in increased expenses in future periods.  Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with Third-party Payors could result in an increase to our aggregate accounts receivable collection percentage. Our general and administrative expenses increased by $79 and $699 for the three and nine months ended September 30, 2013, respectively, over the same periods in 2012, which was primarily the result of additional administrative personnel to support the sales and marketing efforts in our ZND division, additional personnel for the management, operations and sales in our ZBC division and incremental expenses incurred due to the write down of certain NeuroDyne intangible assets.  Engineering and operations increased by $101 and $113 for the three and nine months ended September 30, 2013 over the same periods in 2012, primarily due to increased engineering expenses incurred in our ZMS division.

Other Income (Expense)

Other expense is comprised of interest expense and other expense.

Interest expense for the three and nine months ended September 30, 2013 was $136 and $480, respectively, compared to $119 and $293 for the same periods in 2012. The increase in interest expense is a result of our increased use of our revolving line of credit during the first nine months of 2013, which resulted in a revolving line of credit balance of $6,291 as of September 30, 2013, versus a balance of $6,077 as of September 30, 2012.

Other income (expense) for the three and nine months ended September 30, 2013 was zero and $72, respectively, as compared to other expense of ($6) and ($13) for the three and nine months ended September 30, 2012.  Other income for the nine months ended September 30, 2013 results from the change in the fair value of contingent consideration of approximately $70.

Income Tax Benefit (Expense)

Income tax benefit for the three and nine months ended September 30, 2013 was $455 and $1,610, respectively, compared to income tax expense of ($229) and ($673) for the same periods in 2012.  Income tax benefit for the three and nine months ended September 30, 2013 was the result of the Company generating a loss before income tax of ($1,204) and ($4,396), respectively.  Income tax expense for the three and nine months ended September 30, 2012 was the result of the Company generating an income before income tax of $587 and $1,824, respectively.   The provision for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s effective income tax rate for the three and nine months ended September 30, 2013 was 38% and 37%, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

We have an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in our asset borrowing base, under a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 3.75%. The Doral Agreement will mature on December 19, 2014. As of September 30, 2013, the effective interest rate under the Doral Agreement was 8% (7% interest rate and 1% fees). We may terminate the Doral Agreement at any time prior to the maturity date upon thirty days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If we terminate the Doral Agreement, we must pay a specified early termination fee.

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the Doral Agreement and borrowing base limitations. Although the maximum amount of the line of credit is $7,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations, which may limit our ability to borrow the maximum amount. As of September 30, 2013, $6,291 was outstanding under the Doral Agreement and zero was available for borrowing based on our current borrowing base.

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities.  As of September 30, 2013, we were not in compliance with one of the financial covenants under the Doral Agreement.  As a result, all amounts due under the credit agreement are callable by the lender. We are currently in discussions with the lender and expect to receive a waiver; however, no assurance can be given.  If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the Credit Agreement, the lender can restrict or prevent us from borrowing while in default, which could have a material adverse impact on our cash flow and liquidity.

Limited Liquidity

Cash at September 30, 2013 was $468, compared to cash at December 31, 2012 of $823.

Cash used in operating activities was $676 for the nine months ended September 30, 2013 compared to $1,200 of cash used in operating activities for the nine months ended September 30, 2012. The primary uses of cash in operations for the nine months ended September 30, 2013 was the result of the net loss from operations reported for the period, an increase in deposits and other current assets and a decrease in accrued liabilities and income taxes, which were partially offset by a decrease in accounts receivable and adjustments for non-cash items.  The primary uses of cash from operations for the nine months ended September 30, 2012 was the result of decreases in collections on accounts receivable, including the impact of the industry Version 5010 electronic claims processing conversion, and increases in inventory required to support our increase in orders, partially offset by increased net income and adjustments for non-cash items.

Cash provided by investing activities for the nine months ended September 30, 2013 was $46 compared to cash used in investing activities of $1,445 for the nine months ended September 30, 2012. Cash provided by investing activities for the nine months ended September 30, 2013 primarily represents purchases of equipment, partially offset by an increase in cash flows relating to the change in inventory held for rental, which reflects the change in our revenue mix towards selling rather than renting our products.  Cash used in investing activities for the nine months ended September 30, 2012 primarily represents the purchase and in-house production of rental products, purchases of capital equipment and the purchase of the assets of NeuroDyne Medical Corp.  (See Note 5 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2012 for additional information).

Cash provided by financing activities was $275 for the nine months ended September 30, 2013 compared with cash provided by financing activities of $2,699 for the nine months ended September 30, 2012.  The primary financing sources of cash for the nine months ended September 30, 2013 were net borrowings under the line of credit, partially offset by payments on notes payable and capital lease obligations.  The primary financing sources of cash for the nine months ended September 30, 2012 were net borrowings under the line of credit and issuance of common stock, partially offset by payments on notes payable and capital lease obligations and deferred financing fees.

Our limited liquidity is primarily a result of (a) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (b) the required high levels of inventory kept with sales representatives held at the offices of health care providers that are standard in the electrotherapy industry, (c) the potential need for expenditures to continue to enhance the Company’s internal billing processes, (d) the delayed cost recovery inherent in rental transactions, and (e) expenditures required for on-going product development.  In addition, during the first nine months of 2013, we encountered industry challenges, specifically related to health care reform that affected demand in our core electrotherapy business, ZMI. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products.  We also have experienced reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for the first nine months of 2013.  Limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth.

For the nine months ended September 30, 2013 and 2012, we reported negative cash flows from operations of $676 and $1,200, respectively. In addition, our line of credit increased from $5,906 at December 31, 2012 to $6,291 at September 30, 2013, primarily driven by our net loss and working capital requirements. Maximum borrowings under the line of credit are $7,000, subject to adjustments to our accounts receivable borrowing base. As of September 30, 2013, we did not have any additional availability under our line of credit. As of September 30, 2013, we were not in compliance with one of the financial covenants under the line of credit.  As a result, all amounts due under the credit agreement are callable by the lender. We are currently in discussions with the lender and expect to receive a waiver; however, no assurance can be given.  If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the line of credit, the lender can restrict or prevent us from borrowing while in default, which could have a material adverse impact on our cash flow and liquidity.  We developed our operating plans for 2013 to emphasize cash flow, and under which we are making operational billing changes to increase cash collections as well as implementing various cost modifications to reduce our expenses. However, during the first nine months of 2013, we encountered industry challenges related to health care reform, including the Affordable Care Act and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products.  In an effort to minimize the impact of health care reform and changes in reimbursement, we have made reductions in our fixed expenses by cutting our annual employee costs by approximately $4,200 through headcount reductions. These headcount reductions were executed during the second and third quarters of 2013.  We also renegotiated our existing building lease, under which, among other things, base rent has been lowered and we are now operating in an approximate twelve month free rent period, which began May 1, 2013, and is expected to result in cash savings of approximately $1,500.  We are monitoring the demand for our ZMI electrotherapy products and will make additional expense adjustments as necessary in future periods. Additionally, we recently added new products that are less impacted by insurance reimbursement to our ZMI sales channel and are pursuing other opportunities, including the manufacturing and distribution of topical and transdermal pain creams.  In ZND, we are distributing electroencephalography (EEG) sleep diagnostic products, mobile sleep diagnostic products and a sleep apnea treatment device in the US, which are all capital goods that are not subject to insurance reimbursement. We are also investing in our ZBC division where increased service based revenue is expected going forward. We believe these actions will serve to diversify our product mix and further reduce dependency on insurance reimbursement. We believe that as a result of the restructuring activities completed during the second and third quarters of 2013, the Company’s cash flows from operating activities and limited borrowing availability under the line of credit will be sufficient to fund cash requirements through the next twelve months. Our long-term business plan contemplates organic growth in revenues, through the addition of new products to our sales channel that could mitigate the decline in our ZMI electrotherapy products, and possible acquisitions. Therefore, in order to support growth in revenue, we require, among other things, funds for the purchase of equipment (primarily for rental inventory), funds for the purchase of inventory and the payment of commissions to sales representatives, and funds for the expansion of our sales channel. On March 9, 2012, in an effort to diversify our product line and penetrate markets that our ZND subsidiary serves, we acquired substantially all of NeuroDyne Medical Corp’s assets (See Note 5 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2012 for additional information). Matters relating to the acquisition (including integration, operation and sales) have and will continue to require commitments of time and resources, which may detract and impede growth in other areas of our business. The NeuroDyne asset purchase agreement provides for a seven year contingent consideration, based on a declining percentage of net revenue generated by NeuroDyne products. The potential amount of all future payments that we could be required to make under the contingent consideration arrangement is between $0 and $52 based on a percentage of net revenue over the next six years.

Our long-term business plan contemplates organic growth in revenues, through the addition of new products to our sales channel that could mitigate the decline in our ZMI electrotherapy products, and possible acquisitions. Therefore, in order to support growth in revenue, we require, among other things, funds for the purchase of equipment (primarily for rental inventory), funds for the purchase of inventory and the payment of commissions to sales representatives, and funds for the expansion of our sales channel. On March 9, 2012, in an effort to diversify our product line and penetrate markets that our ZND subsidiary serves, we acquired substantially all of NeuroDyne Medical Corp’s assets (See Note 5 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2012 for additional information). Matters relating to the acquisition (including integration, operation and sales) have and will continue to require commitments of time and resources, which may detract and impede growth in other areas of our business. The NeuroDyne asset purchase agreement provides for a seven year contingent consideration, based on a declining percentage of net revenue generated by NeuroDyne products. The potential amount of all future payments that we could be required to make under the contingent consideration arrangement is between $0 and $52 based on a percentage of net revenue over the next  six years.

There is no assurance that our operations and available borrowings, if any, will provide enough cash for operating requirements or for increases in our inventory of products, as needed, for growth.  We may need to seek external financing through the issuance of debt or sale of equity, and we are not certain whether any such financing would be available to us on acceptable terms, or at all.  Any additional debt would require the approval of Doral Healthcare Finance.

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

As of September 30, 2013, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Readers are encouraged to carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), which could materially affect our business, financial condition, cash flows or operating results. The risks described therein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, cash flows or operating results.  The risk factors set forth below supplements (and updates) the risk factors previously disclosed in the 2012 Annual Report:

THE PATIENT PROTECTION AND ACCOUNTABILITY ACT OF 2010 WILL HAVE AN IMPACT ON OUR BUSINESS WHICH MAY BE IN PART BENEFICIAL AND IN PART DETRIMENTAL.

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation could have an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payors. This legislation may result in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during the first nine months of 2013. We are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

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

Because our sales are dependent on prescriptions from physicians, if any of these or other factors results in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund operations. We experienced a steep decline in orders for our ZMI products during the nine months of 2013 and can make no assurances that demand for our products will not further decline in future periods.

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
101*

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (iii) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2013 (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.
Dated:	November 13, 2013	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated:	November 13, 2013	/s/ Anthony A. Scalese
Anthony A. Scalese
Chief Financial Officer