Form 10-K
period 2013-12-31
ZYNEX INC
filed 2014-03-28
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the 11,921,212 shares of common stock held by non-affiliates of the registrant was $5,722,234 computed by reference to the closing price of such stock as listed on the OTC Bulletin Board on June 28, 2013. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock.

As of March 26, 2014, 31,171,234 shares of common stock are issued and outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our dependence on the reimbursement from insurance companies and government (Medicare and Medicaid) agencies for products sold or rented to our customers;
•	our significant estimating risks associated with the amount of revenue, related refund liabilities, accounts receivable and provider discounts that we recognize;
•	our ability to meet financial covenants for our revolving line of credit;
•	the need and availability of additional capital in order to grow our business;
•	our ability to engage additional sales representatives;
•	our need and ability to comply with regulatory requirements; including FDA clearance and CE marking of new products and state licensure;
•	the acceptance of new products as well as existing products by doctors, hospitals and insurance providers;
•	larger competitors with greater financial resources than us;
•	our ability to keep pace with technological changes;
•	our dependence upon third party manufacturers to produce our goods on time and to our specifications;
•	implementation of our sales strategy including a strong direct sales force;
•	changes in the health care environment, including health care reform; and
•	other risks described in this report.

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

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT—FISCAL YEAR 2013

ZYNEX, INC.

PART I

ITEM 1. BUSINESS

History

Zynex Inc. was founded by Thomas Sandgaard  in 1996, through the commencement of smaller private companies that eventually were folded into Zynex, Inc.  Zynex Inc., a Nevada corporation, formed in December 2001, is the parent company of and conducts business within five subsidiaries: Zynex Medical, Inc. (“ZMI”), a Colorado corporation, Zynex Neurodiagnostics, Inc. (“ZND”), a Colorado corporation, Zynex Monitoring Solutions, Inc. (“ZMS”), a Colorado Corporation, Zynex Billing and Consulting, LLC (“ZBC”), a Colorado limited liability company and Zynex International (Zynex Europe ApS) (“ZEU”), a Danish corporation, collectively referred to as “Zynex” or the “Company”. Our headquarters are located in Lone Tree, Colorado.

Zynex Medical (ZMI):

ZMI designs, manufactures and markets U.S. Food and Drug Administration (“FDA”) cleared medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZMI devices are intended for pain management to reduce reliance on drugs and medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IF”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All ZMI medical devices are intended to be patient friendly and designed for home use. The ZMI devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. The products are cost effective when compared to traditional physical therapy, and often result in better mobility, less pain and increased potential for a patient to return to work and live a fuller life significantly earlier than with traditional therapies alone. All of our medical devices are marketed in the U.S. are subject to FDA regulation and approval. Our products require a physician’s prescription, authorization or order before they can be dispensed in the U.S. We consider the physician’s prescription as an “order”, and it is on this basis that we provide the product to the patient and either bill the patient directly or the patient’s private or government insurer for payment. ZMI also designs, manufactures and markets our FDA cleared NeuroMove product. The NeuroMove contains previously developed electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”),also known asneuroplasticity.

Our ZMI produced electrotherapy products include: the IF8000, IF8100, TruWave, E-Wave, TruWave Plus, NexWave and TENSWave, and are marketed to physicians and therapists primarily by our field sales representatives. ZMI products require consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed. Our Neuromove product is primarily marketed to medical clinics.

Beginning at the end of 2013, ZMI began the sale and compounding of non-sterile topical and transdermal pain creams through an in-house pharmacy. The ZMI compound pharmacy is a fully licensed compound drug outlet in Colorado. The ZMI compound pharmacy is primarily focused on prescription pain creams which incorporate two to eight different active pharmaceutical ingredients to alleviate pain in localized areas, resulting in minimal systemic absorption and thus minimal side effects. The pain creams are individualized for each patient’s unique pain symptoms, utilizing the multiple mechanisms of actions of the active pharmaceuticals. These varying pain creams provide pain relief for a wide range of ailments, from anti-inflammatory pain, peripheral neuropathic pain, general pain, headache pain, as well as painful scars. The medications are incorporated into and pulled through the skin using the latest in transdermal emulsions. The pain creams will typically require a prescription and will be billed through the patients insurance. The ZMI compound pharmacy utilizes its existing medical device sales channel to sell its pain creams. The ZMI compound pharmacy has not yet produced significant revenue.

To date, ZMI medical devices account for a majority of our revenue.

Zynex NeuroDiagnostics (ZND):

ZND was formed in 2011 to market electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing ZMI diagnostic EMG technology. During 2013, we focused our efforts on and sales and marketing activities within ZND. During March 2013, we signed a strategic sale, marketing and distribution agreement with Florida based Neurovirtual. Under this agreement we have exclusive rights to sell, market and distribute Neurovirtual’s  EEG and sleep diagnostic devices within the United States. Neurovirtual, headquarted in Doral, Florida, has developed, manufactured, marketed and serviced EEG and sleep diagnostic devices for over 14 years. Neurovirtual provides services in all 50 states and throughout 35 countries. During July 2013, we signed a strategic sale, marketing and distribution agreement with California based Advanced Brain Monitoring. Under this agreement we sell, market and distribute Advanced Brain Monitoring’s Sleep ProfilerTM and Apnea Guard® devices, and InsomniCareSM service within the United States. Advanced Brain Monitoring’s products enable hospitals, sleep centers, and clinicians to expand the scope of patient care to address the needs of over 30 million patients suffering from poor sleep quality.

On March 9, 2012, ZND acquired substantially all of the assets of NeuroDyne Medical Corp (“NeuroDyne”) a manufacturer of advanced medical devices for non-invasive measurement of surface electromyography (“sEMG”) and autonomic nervous systems. We rebranded and market the NeuroDyne products under the name NeuroDynamix. NeuroDyne products did not produce significant revenue for the year ended December 31, 2013.

ZND did not produce significant revenue for the year ended December 31, 2013.

Zynex Monitoring Solutions (ZMS):

ZMS was formed in 2011 to develop and market medical devices for non-invasive cardiac monitoring. During 2013, ZMS was still in development and did not have any revenue. The blood volume monitor is a non-invasive medical device for monitoring central blood volume that would be used in operating and recovery rooms to detect blood loss during surgery and internal bleeding during recovery. This device has been subjected to multiple clinical studies, which are being utilized for collecting data to further validate the algorithm used to determine changes in central blood volume and planning for future, additional clinical studies. A utility patent has been filed for this unique application (pending), which we believe could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery.

ZMS did not produce significant revenue for the year ending December, 31, 2013.

Zynex Billing and Consulting (ZBC):

During the latter part of 2012, we established a medical billing and consulting subsidiary, ZBC. ZBC provides outsourced billing services for private medical practices, which include collection services, medical coding and general billing consulting. ZBC is majority owned by Zynex, Inc. (80%) and has a noncontrolling interest member, owning 20%.

ZBC did not produce significant revenue for the year ended December 31, 2013.

Zynex International (Zynex Europe) (ZEU):

ZEU was formed in 2012 to further progress Zynex’s international expansion. ZEU is focused on sales and marketing of primarily ZND products within the international marketplace, upon receipt of necessary regulatory approvals.

ZEU did not produce significant revenue for the year ended December 31, 2013.

Products

We currently market and sell Zynex-manufactured products and distribute private labeled products, as indicated below:

Zynex Medical (ZMI):

Product Name	Description
Our Products
IF 8000	Combination IF and NMES device.
IF 8100	An easier to use, fixed program version of the IF8000.
E-Wave	Dual Channel NMES Device
TruWave	Dual Channel TENS Device
TruWave Plus	Dual Channel, multi-modal TENS Device
NexWave	Dual Channel, multi-modal TENS Device
TENSWave	Dual Channel TENS Device
NM 900	NeuroMove. Electromyography (EMG) triggered Electrical Stimulation Device
Private Labeled Products
ValuTENS	Dual Channel TENS Device
NuTrac Pelvator	Pelvic Floor Stimulator
I-Wave	Iontophoresis dose delivery Device
LSO	Lumbar Support Device
Knapp	Knee Brace
I-Trode	Iontophoresis electrode
ActivaPatch	Wireless iontophoresis electrode
Electrodes	Supplies, re-usable for delivery of electrical current to the body
Batteries	Supplies, for use in electrotherapy products

Zynex NeuroDiagnostics (ZND):

Product Name	Description
Our Products
NeuroDynamix (PPG)	Photoelectric plethysmograph (PPG) – physiological monitoring Device
NeuroDynamix (EMG)	Electromyography (EMG) monitoring hardware with multiple channel configuration
NeuroDynamix Device Software	Monitoring software

Distributed Products

Apnea Guard	Advanced Brain Monitoring -Sleep apnea treatment device
Sleep Profiler	Advanced Brain Monitoring- Sleep diagnostic device
BWII/BWIII-EEG	Neurovirtual - Electroencephalography (EEG)brain diagnostic device
BWII/BWIII-PSG	Neurovirtual - Polysomnography (PSG) sleep diagnostic device
Electrodes/Sesors	Supplies, re-usable for delivery of electrical current to the body

Zynex Monitoring Solutions (ZMS):

Product Name	Description
Our Products
Non-Invasive Blood Volume Monitor	Blood Volume Monitor (in development-not released)

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

Numerous clinical studies have been published over several decades showing the effectiveness of TENS for pain relief. Zynex has developed five products in the TENS category that have received FDA 510(k) clearance: the TruWave, NexWave, and TENSWave are digital TENS devices, and the IF8000 and upgraded IF8100 stimulators which provide deeper stimulation. The TruWave, NexWave and TENSWave, are “traditional” TENS type units that deliver pain-alleviating electrotherapy, whereas the IF8000 is a more sophisticated unit with deeper pain alleviating and neuromuscular training settings. The TruWave Plus and NexWave are capable of delivering the traditional TENS as one of its modalities.

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

Post-op recovery

Studies indicate that electrical stimulation is also effective in preventing deep venous thrombosis immediately after orthopedic and other surgery, as well as for postoperative pain relief, by improving local blood circulation and reducing edema. We believe the IF8100 is the most effective of our products for these applications.

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

NeuroDynamix Devices

NeuroDynamix products utilize photoelectric plethysmograph (“PPG”) for monitoring IBI, heart rate, blood volume pulse wave and relative change in peripheral blood flow, incorporated with software that provides physiological stress profiles and data capture protocols for evaluation of general stress management, relaxation training, anxiety management, fear/phobia reduction, tension headache, migraine headache, and essential hypertension.

NeuroDynamix products are based on optical and electro-diagnosis research. The products combine physiological, electrical and optical measurements to provide a single system for biofeedback therapy, education, and research.

NeuroDynamix devices provide an all-in-one physiological device that can provide sEMG (surface Electromyography), EEG (Electroencephalography), PPG (Photoelectric Plethysmography including heart rate and blood volume pulse wave), EDA (Electro-dermal Activity) and respiratory measurements. Combining the system with the NeuroDynamix software is intended to enable therapists, clinicians, and researchers to better evaluate the patient’s condition and treatment requirements.

NeuroDynamix devices are also used by clinicians and therapists for sEMG muscle monitoring and rehabilitation.

Our Markets

Zynex Medical (ZMI) :

Medical Devices (Electrotherapy):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products. Thus, we primarily compete in the standard electrotherapy market, with products based on TENS devices, IF devices and consumable supplies. We estimate the annual domestic market for standard electrotherapy products at approximately $300 million. During 2013, we encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. The Affordable Care Act dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare payments to providers, expanding the Medicare program’s use of value-based purchasing programs and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain measures became effective in 2013, and additional government policies designed to reduce the overall cost of the Medicare program through reduced reimbursement and reduced coverage for certain items and services have already become effective. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced coverage and reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2013. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Further complicating predictions regarding the impact of the Affordable Care Act is uncertainty surrounding individual State’s decisions to expand Medicaid, as contemplated by the Affordable Care Act, but made optional by the Supreme Court. As a result, it is difficult to predict the full impact that health care reform, including the Affordable Care Act, will have on the electrotherapy market.

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

In the current environment of managed care, we have been increasingly required to compete on the basis of superior patient and clinician service. In order to continue to compete effectively, we must continue to create or acquire next generation technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, manufacture and successfully market these products and continually improve our billing/reimbursement and customer service systems.

Key characteristics of our electrotherapy market are:

—

Collection cycles of initial payment from insurance carriers can range from 30 days to many months and considerably longer for many attorney, personal injury and worker’s compensation cases. Such delayed payment impacts our cash flow and can slow our growth or strain our liquidity. Collections are also impacted by whether effective billing submissions are made by our billing and collections department with the insurance carriers.

—	Prior to payment, the third party payors often make significant payment “adjustments or discounts.” This can also lead to billing disputes with third party payors.
—

In addition to the uncertainty created by health care reform, including the Affordable Care Act, as noted above, some insurance companies do not, as a matter of policy, cover some of our products, or limit coverage of our products to certain diagnoses, which can result in the denial of payment or a demand for refund.

—

The majority of our revenue is generated by medical devices, specifically from our electrotherapy products sold through ZMI, and is reliant on insurance reimbursement. For 2013 approximately 93% of our consolidated net revenue was from commercial insurance and workers compensation, 4% from business to business product sales, 1% from private pay patients and the remainder government (Medicare and Medicaid).

Compound Pain Cream:

In December 2013, we commenced operations of an in-house, non-sterile compound pharmacy providing topical and transdermal pain creams. Our pain creams, in conjunction with our electrotherapy product, now offer a full service pain management solution for the market. We believe that approximately 100 million people in the United States have chronic pain that is treatable by a topical or transdermal pain cream and offers a solution that is an alternative to oral medication.  We believe the market for topical pain creams is highly fragmented with approximately 7,500 compounding pharmacies operating in the United States and that the estimated annual market size is approximately $1 billion.  Compounded pain cream prescribers and specialties are: anesthesiology, pain management doctors, orthopedics, podiatry, rheumatology, family practice, internal medicine an oral surgery.

Zynex NeuroDiagnostics (ZND):

ZND is focused on developing products within the neurosensing marketplace in an effort to diversify our concentration of ZMI electrotherapy revenue. The neurosensing market is segmented into four areas; electrophysiological brain sensors, magnetic sensors, brain analysis systems and peripheral neural sensors. We believe our products will compete in one or more of these markets against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have identified CardioDynamics International Corporation (Sonosite Inc.), Cheetah Medical Inc. and Edwards Lifesciences Corporation as our primary competitors.

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

Sales and Growth Strategies

To date, ZMI accounts for substantially all of our revenue. In an effort to increase revenue, we added new products that are less impacted by insurance reimbursement to our ZMI sales channel and are pursuing other opportunities, including the sale of non-sterile topical and transdermal pain creams through our Zynex owned compound pharmacy. We have not generated significant revenue from our pharmacy, however we believe it will have a positive impact on our revenue in 2014. In ZND, we are distributing electroencephalography (EEG) sleep diagnostic products, mobile sleep diagnostic products and a sleep apnea treatment device in the US to clinics and hospitals. Therefore, all of these type of ZND capital good sales are business to business and are not subject to insurance reimbursement. We are also investing in our ZBC division where we expect increased service based revenue going forward. We believe these actions will serve to diversify our product mix and further reduce our dependency on insurance reimbursement. We also continue to modify and refine our geographic sales channels through experienced sales representative, representing a mix of Zynex employees, sales contractors and international distributors. As of December 31, 2013, we had approximately 140 active field sales representatives. An insignificant amount of our revenue is derived from international sales; however we continue to take steps to penetrate the global medical device marketplace. In February 2012, we established a European, wholly-owned subsidiary (ZEU), to focus on sales and marketing within the international marketplace. During 2013 we established new distributors in Russia and China as we received China’s state Food and Drug Administration clearance for our Neuromove product in China and FDA equivalent clearance for our Neuromove and Nexwave in Russia.

Manufacturing and Product Assembly

Our manufacturing and product assembly strategy consists of the following elements:

—	Compliance with relevant legal and regulatory requirements.
—

Use contract manufacturers as much as possible, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment. Domestically and internationally, there is a large pool of highly qualified contract manufacturers for the type of devices we assemble.

—	Utilize expanded in-house manufacturing capabilities for certain TENS and IF units.
—	Develop and retain proprietary software for all products in house.
—	Test all units 100% in a real-life, in-house environment to help ensure the highest possible quality, patient safety, and reduce the cost of warranty repairs.

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

Our significant suppliers as of March 2014 are:

Axelgaard Manufacturing Co., LTD, Fallbrook, CA

ATL Technology, Springville, UT

Covidien, Mansfield, MA

Staples Advantage, Chicago, IL

See Note 12 to the Consolidated Financial Statements regarding our primary supplier of electrotherapy products.

Distribution and Revenue Streams:

To date, substantially all of our revenue is generated through our ZMI subsidiary from our electrotherapy products.

We sell most of our medical devices and compound, non-sterile pain creams through direct and independent sales representatives in the United States. Our field sales representatives are engaged to sell in predefined geographic markets that are compensated based on an amount of cash collected from products sold. Often times, we place our inventory with certain field sales representatives to more quickly fill orders, which are typically consigned to various medical clinics and physician offices. Currently, the United States has been the market that we have focused on; however, we have established international distributors in Canada, Australia,  Russia, China, India, Singapore, Holland, Germany and the United Arab Emirates (UAE). Typically, we sell and ship product directly to our international distributors, who work directly with the ultimate patient or end-user.

Our pain creams may be purchased with the receipt and verification of a valid prescription. Our medical device products may be purchased or rented on a monthly basis based on the receipt and verification of a valid prescription. Renters and purchasers are primarily patients, health care providers and dealers. If the patient is covered by health insurance, the third party payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If a rental continues until an amount equal to the purchase price is paid, we may transfer ownership of the product to the patient and cease rental charges. When a rental unit is returned, it may be refurbished, tested and made available for additional rentals.

A significant portion of our revenue is derived from patients with private health insurance carriers with insurance plans, typically known as HMO or PPO, on behalf of their insureds and worker’s compensation agencies The balance of the revenue is received from Medicare and Medicaid,  attorneys representing injured patients, hospitals, clinics and private-pay individuals. Patients associated with one  health insurance carrier accounted for approximately 10% and 22% of our net accounts receivable balance at December 31, 2013 and 2012, respectively.

A large part of our revenue is recurring. Recurring revenue results from renting our products, typically for two or more months, and the sale of surface electrodes and batteries sent to existing patients on both rental and purchased units. Electrodes and batteries are consumable items that are considered an integral part of our products. We anticipate additional recurring revenue through refills typically required by pain cream prescriptions.

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

Intellectual Property

Although we do not own any patents, we believe that our products contain certain proprietary software. We currently have applied for patents for products related to cardiac monitoring within ZMS. In the future, we may seek patents for advances to our existing products and for new products as they are developed. During 2013, we incurred approximately $754,000 of direct research and development expenses, primarily from our ZMS subsidiary. During 2012, we incurred approximately $874,000 of research and development expenses, primarily from our ZMS subsidiary. We expect our research and development expenditures will be limited throughout 2014.

We hold registered trademarks for NeuroMove in the U.S. and the European Union. Zynex and Zynex Medical are trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

Regulatory Approval And Process

All our ZMI products are classified as Class II (Medium Risk) devices by the FDA, and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is regulated by the FDA, and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, the company introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976 or to devices that have been reclassified in accordance with the provisions of the Federal Food, Drug, and Cosmetic Act that do not require approval of a premarket approval application. When the FDA determines that the device is substantially equivalent, the agency issues a “clearance” letter that authorizes marketing of the product. We are also regulated by the FDA’s cGMP and QSR (Quality Systems Regulation). We believe that our products have obtained or are good candidates for the requisite FDA clearance or are exempt from the FDA clearance process. In September 2011, Zynex received FDA 510(k) clearance to market the NexWave, our next generation TENS device. In August 2012, Zynex received FDA 510(k) clearance to market the InWave, our next generation muscle stimulator for treatment of female incontinence. Failure to comply with FDA requirements could adversely affect us. In January, 2014 the FDA performed an inspection of Zynex Medical. At the end of the inspection a Form 483 was issued listing items that needed to be corrected to be in complete compliance with FDA regulations. Zynex provided a written reply to the FDA letter with a “promise to correct” response for all items outlined in the Form 483. Failure to adequately address all insufficiencies may result in additional enforcement actions which may include warning letters, injunction or seizure of products.

In September 2009, we obtained accreditation as a Medicare DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics, and Supplies) supplier, which is required to maintain our status as a supplier to Medicare and several private health insurance companies. The accreditation was performed by The Compliance Team; one of ten organizations certified to audit and accredit durable medical equipment providers in the U.S. Re-accreditation surveys are performed annually by the Compliance Team. Zynex was successfully re-accredited in June 2012. Zynex applied to transfer the existing accreditation from The Compliance Team to The Accreditation Commission for Health Care and successfully completed the ACHC Transition Process effective February 1, 2013. The ACHC accreditation for the DMEPOS Program will remain in effect through June 20, 2015. Failure to obtain re-accreditation could adversely affect us.

Changes in reimbursement for our products may adversely affect us. The Center for Medicare and Medicaid Services (CMS) issued a Decision Memo on June 8, 2012 that eliminated Medicare reimbursement for TENS for any diagnosis code related to chronic low back pain unless the patient was enrolled in a CMS approved clinical trial. This change was implemented in 2013 and eliminated reimbursement for approximately 50% of the Medicare patients we normally serve. A number of commercial insurance plans have adopted the Medicare coverage guidelines into their plans. CMS also mandated additional documentation requirements, including a physician “face to face” for TENS devices. CMS added TENS to the DMEPOS Competitive Bidding Program for the Round 1 Re-Compete and subsequently awarded exclusive contracts to several providers in the nine major metropolitan areas in that round. Zynex was unable to bid on those product categories and subsequently, effective January 1, 2014 Zynex is unable to provide services to Medicare pattients in those nine metropolitan areas. The Competitive Bidding Program is expected to expand to include additional areas and may be nationwide as soon as 2016. Therefore, due to the additional requirements imposed by CMS, we stopped accepting Medicare as of November 1, 2013, but are required to continue to service existing patients.

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

Government Regulation

The delivery of health care services and products has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services and products. Federal law and regulations are based primarily upon the Medicare and Medicaid programs. Each program is financed, at least in part, with federal funds. State jurisdiction is based upon the state’s interest in regulating the quality of health care in the state, regardless of the source of payment. Many state and local jurisdictions impose additional legal and regulatory requirements on our business including various states and local licenses, taxes, limitations regarding insurance claim submission and limitations on relationships with referral parties. Failure to comply with this myriad of regulations in a particular jurisdiction may subject us to fines or other penalties, including the inability to sell our products in certain jurisdictions.

Federal health care laws apply to us when we submit a claim to Medicare, Medicaid or any other federally funded health care program, in addition to requirements to meet government standards for enrollment in and billing of Medicare and Medicaid. The principal federal laws that we must abide by in these situations include:

—	Those that prohibit the filing of false or improper claims for federal payment.
—	Those that prohibit unlawful inducements for the referral of business reimbursable under federally funded health care programs.

The federal government may impose criminal, civil and administrative penalties on anyone who files a false claim for reimbursement from Medicare, Medicaid or other federally funded programs.

A federal law commonly known as the “anti-kickback law” prohibits the knowing or willful solicitation, receipt, offer or payment of any remuneration made in return for:

—	The referral of patients covered under Medicare, Medicaid and other federally-funded health care programs; or
—	The purchasing, leasing, ordering, or arranging for any goods, facility, items or service reimbursable under those programs.

ZMI’s non-sterile compounding pharmacy received initial Colorado State Board of Pharmacy licensure on October 9, 2013. Expansion of the pharmacy with licensure in all 50 states is anticipated by mid to late 2014. The practice of pharmacy is regulated by the Board of Pharmacy in each state, Compounding pharmacies have been recently affected by new regulations issued by the FDA but those regulations have been limited to sterile compounding pharmacies at this time. The Drug Enforcement Agency (DEA) also regulates the distribution of Controlled Substances in the US and Zynex received a DEA permit for that purpose.

We believe we are materially complying with applicable laws concerning our products.Additionally, many aspects of our business have not been the subject of state or federal regulatory interpretation. The laws applicable to us are subject to evolving interpretations. If our operations are reviewed by a government authority, we may receive a determination that could be adverse to us. Furthermore, laws that are applicable to us may be amended in a manner that could adversely affect us.State pharmacy license requirements vary by State, but primarily require us to have an active and good standing pharmacy license in our home state (Colorado), have an active and good standing license with the DEA, have a current inspection from the Colorado Board of Pharmacy on file, regulate the minimum number of hours our pharmacy must be open and require background checks for the pharmacist in charge and Company officers.

Failure to comply with this additional myriad of regulations in a particular jurisdiction may subject us to fines or other penalties, including the inability to sell our products in certain jurisdictions.

Employees

As of December 31, 2013, we employed 153 full time employees. We also engage a number of independent commission-only sales contractors.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

CHANGES IN THE HEALTHCARE ENVIRONMENT MAY CONTINUE TO NEGATIVELY IMPACT OUR BUSINESS

During 2013, we encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. This significantly contributed to a 55% decrease in orders and 45% decrease in revenues in 2013.The Affordable Care Act dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare payments to providers, expanding the Medicare program’s use of value-based purchasing programs and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain measures became effective in 2013, and additional government policies designed to reduce the overall cost of the Medicare program through reduced reimbursement and reduced coverage for certain items and services have already become effective. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced coverage and reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2013. This uncertainty has led to a decrease in orders for our products, which has been further exacerbated by departures of members of our external sales force. Losses of experienced members of our external sales force causes a further decline in orders until if and when other members of our sales force or new members added to our sales force can reestablish relationships with prescribing medical practitioners.

It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Further complicating predictions regarding the impact of the Affordable Care Act is uncertainty surrounding individual State’s decisions to expand Medicaid, as contemplated by the Affordable Care Act, but made optional by the Supreme Court. The impact of health care reform has had a material adverse effect on our revenue and may continue to do so.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS INCLUDED AN EXPLANATORY PARAGRAPH WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN IN ITS REPORT ON OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2013.

In their report dated March 28, 2014, our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern and stated that our consolidated financial statements for the year ended December 31, 2013 were prepared assuming that we would continue as a going concern. We have incurred significant losses in 2013 and have had recurring negative cash flow from operations, which limits our liquidity and raises substantial doubt about our ability to continue as a going concern.

Our long-term business plan contemplates organic growth in revenues, through the addition of new products to our sales channel, including the introduction of compounded pain creams, which could mitigate the decline in our ZMI electrotherapy products, and through possible acquisitions. If we are unsuccessful in executing our business plan, we would be required to substantially reduce our business plan or our business could be substantially impaired.

The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects.

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

In the United States, our products are prescribed by physicians for their patients. Based on the prescription, which we consider an order, we submit a claim for payment directly to third-party payors such as private commercial insurance carriers, Medicare or Medicaid and others as appropriate and the payor reimburses us directly. Federal and state statutes, rules or other regulatory measures that restrict coverage of our products or reimbursement rates could have an adverse effect on our ability to sell or rent our products or cause physical therapists and physicians to dispense and prescribe alternative, lower-cost products.

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

CMS issued a Decision Memo on June 8, 2012 that eliminated Medicare reimbursement for TENS for any diagnosis code related to chronic low back pain unless the patient was enrolled in a CMS approved clinical trial. This change was implemented in 2013 and eliminated reimbursement for approximately 50% of the Medicare patients we normally serve. A number of commercial insurance plans have adopted the Medicare coverage guidelines into their plans. CMS also mandated additional documentation requirements, including a physician “face to face” for TENS devices. CMS added TENS to the DMEPOS Competitive Bidding Program for the Round 1 Re-Compete and subsequently awarded exclusive contracts to several providers in the nine major metropolitan areas in that round. Zynex was unable to bid on those product categories and subsequently, effective January 1, 2014 Zynex is unable to provide services to Medicare pattients in those nine metropolitan areas. The Competitive Bidding Program is expected to expand to include additional areas and may be nationwide as soon as 2016. Therefore, due to the additional requirements imposed by CMS, we stopped accepting Medicare as of November 1, 2013, but are required to continue to service existing patients. The majority of our revenue is generated by medical devices, specifically from our electrotherapy products sold through ZMI, and is reliant on insurance reimbursement, in which for 2013 approximately 93% of consolidated net revenue is from commercial insurance and workers compensation, 4% from business to business product sales, 1% from private pay patients and the remainder government (Medicare and Medicaid).  For 2012, approximately 87% of consolidated net revenue is from commercial insurance and workers compensation, 1% from business to business product sales, 2% from private pay patients and the remainder government (Medicare and Medicaid).

NEW INSURANCE REIMBURSEMENT CODING RULES MAY DELAY THE RECEIPT OF REVENUE AND FURTHER STRAIN OUR LIQUIDITY.

On January 16, 2009, the U.S. Department of Health and Human Services (“HHS”) released the final rule mandating that everyone covered by the Health Insurance Portability and Accountability Act (“HIPAA”) must implement ICD-10 (International Classification of Diseases, 10th Edition) for medical reimbursement coding of insurance claims by October 1, 2014. ICD-10 codes contain significantly more information than the ICD-9 codes previously used for medical coding and requires covered entities, including the Company, to code with much greater detail and specificity than ICD-9 codes. The implementation by us and the industry of ICD-10 may have a negative impact on our net revenue and cash collections.

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

We sell most of our medical devices through independent sales representatives and direct sales employees, utilizing a hybrid direct/independent contractor field sales model. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated based on the number of valid purchase orders obtained from our customers, which consist primarily of patients, health care providers, and dealers. Often times, we place a large amount of our inventory with field sales representatives to more quickly fill orders. A certain amount of such inventory may be retained by the sales representative or placed at doctor’s offices or clinics for extended periods of time prior to its sale. If our inventory valuation is incorrect for any reason it may result in inventory write-downs that would increase costs and have an adverse effect on our results of operations. During the year ended December 31, 2013, we wrote off a portion of our field inventory totaling approximately $1,340, as a result of changes in industry conditions driven primarily by health care reform.  These changes caused a reduction in our field sales force which negatively impacted our field inventory.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets. This will require significant capital resources. We may need to seek additional capital through the sales of equity or debt securities to fund our operating plans and respond to other contingencies such as:

—	shortfalls in anticipated revenues or increases in expenses;
—	the development of new products; or
—	the expansion of our operations, including the recruitment and replacement of additional sales personnel.

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

WE HAVE LIMITED LIQUIDITY BECAUSE OF CASH REQUIREMENTS FOR OUR OPERATIONS

Our limited liquidity is primarily a result of (a) our significant reduction in revenue and inability to cut costs at the same pace (b) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (c) the required high levels of inventory kept with sales representatives held at the offices of health care providers that are standard in the electrotherapy industry, (d) the potential need for expenditures to continue to enhance the Company’s internal billing processes, (e) the delayed cost recovery inherent in rental transactions, and (f) expenditures required for on-going product development.

In addition, during 2013, we encountered industry challenges, specifically related to health care reform that affected demand in our core electrotherapy business, ZMI. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2013. Limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth.

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

Failure to comply with any of the covenants could result in a default under the credit agreement and under other agreements containing cross-default provisions. A default, if not waived, would permit the lender to accelerate the maturity of the debt under these debt instruments and to foreclose upon any collateral securing the debt. The accelerated debt would become immediately due and payable. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by the credit agreement on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We may be unable to refinance our debt on terms acceptable to us or at all. Although we received a covenant waiver for one financial covenant default as of December 31, 2013, we are not currently in compliance with an additional financial covenant in the Doral Agreement, and may not be in compliance in the future which could limit our ability to draw on our credit line now or in the future, or lead to a default under the Doral Agreement.  A default under the Doral Agreement would generally require the immediate repayment of all outstanding borrowings. We are currently in discussions with the lender and expect to receive an additional waiver; however, no assurance can be given.  If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the line of credit, the lender can restrict or prevent us from borrowing while in default, which could have a material adverse impact on our cash flow and liquidity.

THE PATIENT PROTECTION AND ACCOUNTABILITY ACT OF 2010 WILL HAVE AN IMPACT ON OUR BUSINESS WHICH MAY BE IN PART BENEFICIAL AND IN PART DETRIMENTAL.

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation could have an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payors. This legislation may result in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during 2013. We are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

Effective 2013, there was a 2.3% excise tax on the first sale of medical devices, with certain exceptions. We believe that a majority of our ZMI products are not subject to this tax but currently we can make no assurance. We believe the majority of the products in our ZND division are subject to this tax. For our products that are or become subject to this excise tax, we are uncertain of our ability to pass this tax on to third parties. Thus far this excise tax has not had a material impact on our financial results.

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

HOSPITALS AND CLINICIANS MAY NOT BUY, PRESCRIBE OR USE OUR PRODUCTS IN SUFFICIENT NUMBERS, WHICH COULD RESULT IN DECREASED REVENUES AND PROFITS.

Hospitals and clinicians may not accept any of our products as effective, reliable, and cost-effective. Factors that could prevent such institutional customer acceptance include:

—	If customers conclude that the costs of these products exceed the cost savings associated with the use of these products;
—	If customers are financially unable to purchase these products;
—	If adverse patient events occur with the use of these products, generating adverse publicity;
—	If we lack adequate resources to provide sufficient education and training to our customers;
—	If frequent product malfunctions occur, leading clinicians to believe that the products are unreliable; and
—	Uncertainty regarding or change in government or third party payor reimbursement policies for our products
—	If physicians or other health care providers believe that our products will not be reimbursed by insurers or decide to prescribe competing products.

Because our sales are dependent on prescriptions from physicians, if any of these or other factors results in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund operations. We experienced a steep decline in orders for our ZMI products during 2013, due to a drop in prescriptions, and can make no assurances that demand for our products will not further decline in future periods.

SOME OF OUR COMPETITORS ARE LARGER THAN US AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

Some competitors to our products have substantially greater financial, technical, marketing, and other resources. Competition could result in our need to reduce prices, fewer orders, reduced gross margins, and loss of market share. Our products are regulated by the FDA. Competitors may develop products that are substantially equivalent to our FDA cleared products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own. If overall demand for our products should decrease it could have a material adverse effect on our operating results. Substantial competition is expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product. These competitors may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products, which could have a material adverse effect on our operating results.

FAILURE TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES COULD RESULT IN DECREASED REVENUES.

The market for some of our products is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from the development and sale of products in the medical device industry. As a result, our success will depend, in part, on our ability to develop and market product offerings that respond in a timely manner to the technological advances of our competitors, evolving industry standards and changing patient preferences. There is no assurance that we will keep up with technological improvements.

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

WE NEED TO MAINTAIN INSURANCE COVERAGE, WHICH COULD BECOME VERY EXPENSIVE OR HAVE LIMITED AVAILABILITY.

Our marketing and sale of medical device products and services creates an inherent risk of claims for product liability. As a result, we carry product liability insurance and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured that we have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, if we file liability claims, there is no assurance that our insurance provider will continue to insure us at current levels or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims. In addition, we carry director and officer insurance which may rise in cost due to our past securities litigation.

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

To determine whether adequate compliance has been achieved, the FDA may inspect our facilities at any time. Such compliance can be difficult and costly to achieve and maintain. Our compliance status may change due to future changes in, or interpretations of, FDA regulations or other regulatory agencies. Such changes may result in the FDA withdrawing marketing clearance or requiring product recall. In addition, any changes or modifications to a device or its intended use may require us to reassess compliance with good manufacturing practices guidelines, potentially interrupting the marketing and sale of products. We may also fail to comply with complex FDA regulations due to their complexity or otherwise. Failure to comply with regulations could result in enforceable actions, including product seizures, product recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any of which could have a material adverse effect on our operating results and reputation.

WE MAY CONTINUE TO INCUR SUBSTANTIAL EXPENSES AND MAY INCUR LOSSES.

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

We are a small company in terms of employees, technical and research resources and capital. We expect to have research and development and sales and marketing, and general and administrative expenses. These amounts may be expended before any commensurate incremental revenue from these efforts may be obtained and may adversely affect our potential profits. These factors may also hinder our ability to meet changes in the medical industry as rapidly or effectively as competitors with more resources.

WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS, TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS.

We consider our trademarks, trade secrets and other intellectual property an integral component of our success. We rely on trademark law and trade secret protection and confidentiality agreements with employees, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We currently own no patents. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose competitive advantages.

SUBSTANTIAL COSTS COULD BE INCURRED DEFENDING AGAINST CLAIMS OF INFRINGEMENT.

Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe Zynex’s ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

—	Cease selling, incorporating, or using products that incorporate the challenged intellectual property:
—	Obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms, if at all; and
—	Re-design Zynex’s products excluding the infringed intellectual property.

COMMERCIALIZATION OF OUR PRODUCTS COULD FAIL IF IMPLEMENTATION OF OUR SALES AND MARKETING STRATEGY IS UNSUCCESSFUL.

A significant sales and marketing effort may be necessary to achieve the level of market awareness and sales needed to achieve our growth. To increase sales and rental of our products we may utilize some or all of the following strategies in the future:

—	Contract with, hire and train sales and clinical specialists;
—

Continue to build a sales force, which may include a rapid increase in hiring direct sales employees, and quickly increase the number of contract sales representatives in order to meet internal projections for sales growth;

—	Manage geographically dispersed operations;
—	Explore potential reseller and original equipment manufacturer (OEM) relationships and assure that reseller and OEMs provide appropriate educational and technical support;
—	Promote appropriate frequent product use to increase sales of consumables: and
—	Enter into relationships with well-established distributors in foreign markets.
—	Expand in all States to promote our compound pain creams
—	Enter into relationships with well-established distributors in foreign markets.

These strategies could be costly and may impact our operating results. If these strategies do not generate increased revenue, the result will be increased operating expenses greater than the revenue, resulting in a reduction of net income or a net loss.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY RELIANCE ON SOLE SUPPLIERS.

Notwithstanding our current multiple supplier approach, in the future certain essential product components may be supplied by separate sole, or a limited group of, suppliers. Most of our products and components are purchased through purchase orders rather than through long term supply agreements and large volumes of inventory may not be maintained. There may be shortages and delays in obtaining certain product components. Disruption of the supply or inventory of components could result in a significant increase in the costs of these components or could result in an inability to meet the demand for our products. In addition, if a change in the manufacturer of a key component is required, qualification of a new supplier may result in delays and additional expenses in meeting customer demand for products. Also, the recent decline in orders has caused members of our sales force to leave the Company, which has further exacerbated our declines in orders. These factors could adversely affect our revenues and ability to retain our experienced sales force.

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

ZMI’s non-sterile compounding pharmacy received initial Colorado State Board of Pharmacy licensure on October 9, 2013. Our revenue growth for our pharmacy products is dependent on our ability to obtain pharmacy licenses in all 50 states. The practice of pharmacy is regulated by the Board of Pharmacy in each state, representing a different and complex regulatory regime, Compounding pharmacies have been recently affected by new regulations issued by the FDA but those regulations have been limited to sterile compounding pharmacies at this time, although the FDA may expand its regulatory oversight . The Drug Enforcement Agency (DEA) also regulates the distribution of Controlled Substances in the US and Zynex received a DEA permit for that purpose. Failure to comply with this additional myriad of regulations in a particular jurisdiction may subject us to fines or other penalties, including the inability to sell our products in certain jurisdictions.

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

OUR PRINCIPAL EXECUTIVE OFFICER OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND IS OUR SOLE DIRECTOR AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our Chief Executive Officer, Chairman and sole Director, Thomas Sandgaard, beneficially owns approximately 58% of our outstanding common stock as of March 26, 2014. As a result, Mr. Sandgaard has the ability to control substantially all day to day operations of our company and all matters submitted to our stockholders for approval, including:

—	Election of our board of directors;
—	Removal of any of our directors;
—	Amendment of our certificate of incorporation or bylaws;
—	Approval of significant corporate transactions, such as a sale, merger or liquidation of our Company; and
—	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING COULD MATERIALLY AND ADVERSELY IMPACT OUR BUSINESS.

We are a small company with limited resources. As of December 31, 2013 we reported a material weakness in our internal control over financial reporting (ICFR) as we do not currently have an independent audit committee overseeing our internal controls, or an independent member of our Board.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. We are committed to improving our financial controls. As part of this control improvement, we intend to consider taking the following actions: (1) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake the oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to the Company), and (2) continue to retain and utilize an outside independent consulting firm to assist us with assessing and testing the effectiveness of our ICFR. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

If we do not remediate this weakness in the future, in addition to any impact on our stock price, it could also result in defaults under our line of credit and could affect adversely our reputation, which collaterally could affect our ability to retain sales personnel and business relationships with insurance companies paying for our products and vendors.

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

From time to time, we evaluate acquisition opportunities that would fit within our strategic growth plans. We will encounter various risks in connection with acquisitions, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Any acquisition, including our recent acquisition of Neurodyne Medical Corp., could be expensive, disrupt our ongoing business and distract our management and employees. We may not be able to identify suitable acquisitions, and if we do identify suitable acquisitions, we may not be able to make these acquisitions on acceptable terms or at all. If we do identify attractive acquisitions, we may also be unable to secure adequate capital to complete the acquisition. If we make an acquisition, we could have difficulty integrating the acquired technology, employees or operations. Integration of NeuroDyne Medical Corp. and any other acquired companies and technologies into our company may be expensive, time-consuming and strain our managerial resources. Acquisitions also involve the risk of potential unknown liabilities, including with respect to NeuroDyne. As a result of these risks, we may not be able to achieve the expected benefits of the NeuroDyne acquisition or any other future acquisition. There is no assurance that we will be able to integrate NeuroDyne or any other acquired business into our overall operations or operate them successfully as stand-alone businesses, or that NeuroDyne or any other acquired business will operate profitably or will not otherwise adversely impact our results of operations. In addition, future acquisitions could require use of substantial portions of our available cash or result in dilutive issuances of securities, which could dilute stockholder value. As of December 31, 2013, we wrote down  certain intangible assets, including goodwill related to our NeuroDyne acquisition, as our cash constraints during 2013 required a modification of our Neurodyne business plan.

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

—

failure to properly comply with U.S. and foreign laws and regulations applicable to our foreign activities including, without limitation, product approval, healthcare and employment law requirements and the Foreign Corrupt Practices Act;

—	difficulties in managing foreign operations and attracting and retaining appropriate levels of senior management and staffing;
—	longer cash collection cycles;
—	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;
—	difficulties in enforcing agreements through foreign legal systems;
—	fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. dollars of the products we provide in foreign markets;
—	the ability to efficiently repatriate cash to the United States and transfer cash between foreign jurisdictions; and
—	changes in general economic conditions or political circumstances in countries where we operate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and operations are located in a 75,000 square foot building in Lone Tree, Colorado. In June 2013, we renegotiated our existing building lease and entered into a new lease agreement for this building. This space is leased under an agreement which expires in November 2023 (with two five-year renewal options), at an annual average lease expense of approximately $1,420,000 over the term of the lease. We also lease a small warehouse in Denmark used primarily to hold small amounts of inventory. We believe that these leased properties are sufficient to support our requirements until the leases expire. See Note 9 to the Consolidated Financial Statements for additional information on this lease.

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

PERIOD	HIGH	LOW
Year ended December 31, 2013
First Quarter	$0.70	$0.51
Second Quarter	$0.60	$0.38
Third Quarter	$0.49	$0.22
Fourth Quarter	$0.37	$0.21
Year ended December 31, 2012
First Quarter	$0.84	$0.63
Second Quarter	$0.84	$0.62
Third Quarter	$0.82	$0.67
Fourth Quarter	$0.80	$0.61

As of March 26, 2014, there were 31,171,234 shares of common stock outstanding and approximately 231 record holders of our common stock.

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

We issued 23,000 shares of common stock to a former employee on November 1, 2013 at a cashless exercise price of $0.50 per share.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We currently have five subsidiaries; Zynex Medical, Inc. (ZMI), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Monitoring Solutions Inc. (ZMS), Zynex Billing and Consulting, LLC (ZBC) and Zynex Europe, Aps (ZEU) (see Item 1 “Business” for a full description of the subsidiaries).

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Report.

RESULTS OF OPERATIONS ( dollars in thousands, except per share )

Overview

Our consolidated net revenue in 2013 was primarily driven by activities in our ZMI subsidiary, primarily from our electrotherapy products, and decreased by 45% over 2012. Our total consolidated selling, general and administrative expenses decreased by 25% over 2012. We generated a loss from operations of $7,600, loss before income tax of $8,130, net loss of $7,301 and net loss per share of $0.23 in 2013.

During 2013, we encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. The Affordable Care Act dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare payments to providers, expanding the Medicare program’s use of value-based purchasing programs and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain measures became effective in 2013, and additional government policies designed to reduce the overall cost of the Medicare program through reduced reimbursement and reduced coverage for certain items and services have already become effective. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced coverage and reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2013. This uncertainty has led to a decrease in orders for our products, which has been further exacerbated by departures of members of our external sales force. Losses of experienced members of our external sales force causes a further decline in orders until if and when other members of our sales force or new members added to our sales force can reestablish relationships with prescribing medical practitioners.

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

CMS added TENS to the DMEPOS Competitive Bidding Program for the Round 1 Re-Compete and subsequently awarded exclusive contracts to several providers in the nine major metropolitan areas in that round. Zynex was unable to bid on those product categories and subsequently, effective January 1, 2014. Zynex is unable to provide services to Medicare patients in those nine metropolitan areas. The Competitive Bidding Program is expected to expand to include additional areas and may be nationwide as soon as 2016. Therefore, due to the additional requirements imposed by CMS, we stopped accepting Medicare as of November 1, 2013, but are required to continue to service existing patients.  The majority of our revenue is generated by medical devices, specifically from our electrotherapy products sold through ZMI, and is reliant on insurance reimbursement, in which for 2013 approximately 93% of consolidated net revenue is from commercial insurance and workers compensation, 4% from business to business product sales, 1% from private pay patients and the remainder government (Medicare and Medicaid).  For 2012, approximately 87% of consolidated net revenue was from commercial insurance and workers compensation, 1% from business to business product sales, 2% from private pay patients and the remainder government (Medicare and Medicaid).

In an effort to minimize the impact of health care reform and the resulting slowdown in our orders, we have made reductions to our fixed expenses by cutting our annual employee costs by approximately $4.2 million dollars through headcount reductions. We also renegotiated our existing building lease and entered into a new agreement, in which, among other things, base rent has been lowered and we are now operating in an approximate twelve month free rent period, which results in cash savings of approximately $1.5 million over the twelve month period which began May 1, 2013. We are monitoring the demand for our ZMI electrotherapy products and will make additional expense adjustments as necessary in future periods. Additionally, we recently added new products that are less impacted by insurance reimbursement to our ZMI sales channel and are pursuing other opportunities, including the sale and compounding of non-sterile topical and transdermal pain creams through an in-house pharmacy. In ZND, we are distributing electroencephalography (EEG) sleep diagnostic products, mobile sleep diagnostic products and a sleep apnea treatment device in the US to clinics and hospitals. Therefore, all of these type of ZND capital good sales are business to business and are not subject to insurance reimbursement. We are also investing in our ZBC division where we expect increased service based revenue going forward. We believe these actions will serve to diversify our product mix and further reduce our dependency on insurance reimbursement.

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

Total Net Revenue (Net Rental and Net Sales)

Total net revenue by quarter (in thousands)	2013	2012
First quarter	$7,668	$8,944
Second quarter	5,472	10,026
Third quarter	5,191	10,102
Fourth quarter	3, 353	10,594
Total Net Revenue	$21,684	$39,666

Total net revenue by type (in thousands)	December 31, 2013	December 31, 2012
Net Rental Revenue	$5,270	$8,917
Sale of electrotherapy and other private labeled distributed products	6,624	14,152
Sale of recurring consumable supplies	9,790	16,597
Total Net Sales Revenue	16,414	30,749
Total Net Revenue	$21,684	$39,666

Total net revenue decreased $17,982 or 45% to $21,684 for the year ended December 31, 2013 from $39,666 for the year ended December 31, 2012.

The decrease was primarily due to a 55% decrease in prescriptions (orders) for our electrotherapy products for the year ended December 31, 2013, as compared to the same period in 2012. The overall decrease in total net revenue for 2013 was impacted by industry conditions driven by health care reform, including the related decrease in coverage and reimbursement and uncertainty regarding reimbursement of our products by medical practitioners leading to fewer orders as discussed above. In addition, our receipt of fewer orders has led to a loss of experienced members of our sales force, which further exacerbates our decline in orders.

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

Net Rental Revenue

Net Rental Revenue decreased $3,647 or 41% to $5,270 for the year ended December 31, 2013, from $8,917 for the year ended December 31, 2012.

The decrease in Net Rental Revenue was primarily due to a 55% decrease in prescriptions (orders) for our electrotherapy products for 2013, as compared to the same periods in 2012. The overall decrease in net rental revenue for 2013 was impacted by industry conditions driven by health care reform, and the related decrease in coverage and reimbursement as discussed above. In addition, our receipt of fewer orders has led to a loss of experienced members of our sales force, which further exacerbates our decline in orders.

Net Sales Revenue

Net Sales Revenue decreased $14,335 or 47% to $16,414 for the year ended December 31, 2013 from $30,749 for the year ended December 31, 2012.

Net Sales Revenue is comprised of two primary components: sales of electrotherapy devices and private-labeled distributed products, representing 31% of total net revenue for 2013, and sales of recurring device consumables (batteries and electrodes), representing 45% of total net revenue for 2013. This compares to the sale of electrotherapy devices and private-labeled distributed products representing 36% of total net revenue for 2012, and sale of device consumables representing 42% of total net revenue for 2012. The decrease in Net Sales Revenue was primarily due to a 55% decrease in prescriptions (orders) for our electrotherapy products for 2013, as compared to the same periods in 2012. The overall decrease in net sales revenue for 2013 was impacted by industry conditions driven by health care reform, and the related decrease in coverage and reimbursement as discussed above. In addition, our receipt of fewer orders has led to a loss of experienced members of our sales force, which further exacerbates our decline in orders.

Gross Profit

Gross profit for the year ended December 31, 2013 was $13,544 or 62% of total net revenue compared to $30,896 or 78% of total net revenue in the year ended December 31, 2012.

The decrease in the gross profit percentage for 2013 was primarily due to lower sales volume reported during 2013, as we had less net revenue to cover manufacturing and other fixed costs and also includes incremental expenses of approximately $1,340 incurred because of the write-off of certain field inventory, as the 2013 industry conditions driven by health care reform (as discussed above) caused changes in our sales force that negatively impacted our field inventory.

Selling, General and Administrative (“SG&A”)

Total SG&A expenses decreased $7,015, or 25%, to $21,144 for the year ended December 31, 2013 from $28,159 for the year ended December 31, 2012. In an effort to minimize our decline in revenue driven by the impact of health care reform and the decrease in reimbursement rates, we made reductions in our fixed expenses by cutting our annual employee costs by approximately $4,200 through headcount reductions. These headcount reductions were executed during the second and third quarters of 2013. We also renegotiated our existing building lease, under which, among other things, base rent has been lowered and we are now operating in an approximate twelve month free rent period, which began May 1, 2013, and is expected to result in cash savings of approximately $1,500 through April 30, 2014. We incurred additional expense of  $411 in 2013 related to the write down of certain intangible assets and goodwill related to our NeuroDyne acquisition, as our cash constraints during 2013 required a modification of our business plan with respect to ZND Neurodyne products. We are monitoring the demand for our ZMI electrotherapy products and will make additional expense adjustments in future periods, as necessary.

A summary of selling, general and administrative expenses by department for the years ended December 31, 2013 and 2012 is provided below:

SG&A expense by department

	2013	% of Net Revenue	2012	% of Net Revenue
Sales & Marketing	$7,580	35%	$13,340	34%
Reimbursement & Billing	7,068	33	8,944	22
General & Administrative	5,139	24	4,702	12
Engineering & Operations	1,301	6	1,173	3
Pharmacy	55	—	—	—
Total SG&A expenses	$21,144	98%	$28,159	71%

Sales and Marketing

Our sales and marketing expenses decreased by $5,760 for 2013 over 2012 primarily due to less commissions incurred during 2013 (total orders decreased 55% for 2013, over the same period in 2012), changes made to our sales force, which included a reduction in direct sales employees and changes to compensation packages for our sales representatives and a reduction in sales and marketing support staff.

Reimbursement Billing

Our reimbursement billing department expenses decreased $1,876 for 2013 over 2012, primarily due to a reduction in headcount. Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from Third-party Payors. Therefore, we continue to evaluate and monitor the infrastructure in this department, as it is our primary function for cash collections, which may result in increased expenses in future periods.

Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with Third-party Payors could result in an increase to our aggregate accounts receivable collection percentage.

General and Administrative

Our general and administrative expenses increased by $437 for 2013 over 2012, which was primarily the result of additional administrative personnel to support the sales and marketing efforts in our ZND division, additional personnel for the management, operations and sales in our ZBC division, (ZND and ZBC had minimal or no activity in 2012) and incremental expenses incurred due to the write down of certain NeuroDyne intangible assets.

Engineering and Operations

Engineering and operations increased by $128 for 2013 over 2012, which was primarily the result of increased engineering expenses, which includes costs related to clinical trials, incurred in our ZMS division.

Other Income (Expense)

Other income (expense) is comprised of interest income, interest expense and other expense.

Interest income for the year ended December 31, 2013 was zero compared to $3 for the same period in 2012.

Interest expense for the year ended December 31, 2013 was $607 compared to $435 for 2012. Our line of credit balance was $5,820 for the year ended December 31, 2013 as compared to $5,906 for the year ended December 31, 2012.  However, our average line of credit balance for 2013 was $6,396 as compared to $5,392 for 2012,which resulted in incremental interest expense for 2013 over 2012.

Other income of $77 for the year ended December 31, 2013 and $31 for the year ended December 31, 2012 results primarily from the change in the fair value of contingent consideration.

Income Tax Benefit/Expense

We reported an income tax benefit of $790 ((10%) effective tax rate) for the year ended December 31, 2013 compared to income tax expense of $788 (34% effective tax rate) for the year ended December 31, 2012. The 2013 income tax benefit was directly related to the pre-tax loss from operations of $8,130 versus our 2012 income tax expense which was directly related to our $2,336 pre-tax income.  Changes in our effective tax rate our primarily a result of permanent and other differences which create taxable income at a different rate than the income before taxes in the statement of operations. We generated an income tax net operating loss (NOL) of $5.2 million for 2013, which is beng utilized as an income tax carryback for years 2010 through 2012.  As a result of our NOL, we satisfied $768 of an income tax payable and we are expecting a net income tax refund of $893, which is recorded as a current asset on the balance sheet.  Based on our decline in business and net loss for 2013, we recorded a valuation allowance of $1,935 against our remaining net deferred tax assets as of December 31, 2013, as future utilization of such assets is not more likely than not.

Net Income

We reported a 2013 net loss of $7,301 as compared to a net income of $1,553 for 2012.

LIQUIDITY AND CAPITAL RESOURCES ( dollars in thousands )

Line of Credit

We have an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in our asset borrowing base, under a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 6.75%. The Doral Agreement will mature on December 19, 2014. As of December 31, 2013, the effective interest rate under the Doral Agreement was 8% (7% interest rate and 1% fees). We may terminate the Doral Agreement at any time prior to the maturity date upon thirty days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If we terminate the Doral Agreement, we must pay a specified early termination fee. The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the Doral Agreement and borrowing base limitations. Although the maximum amount of the line of credit is $7,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations, which may limit our ability to borrow the maximum amount. As of December 31, 2013, $5,820 was outstanding under the Doral Agreement and $1,071 was available for borrowing based on our current borrowing base.

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of December 31, 2013, we were not in compliance with two of the financial covenants under the Doral Agreement, however we have received a waiver for one to comply with this covenant. As a result, all amounts due under the credit agreement are callable by the lender.  We are currently in discussions with the lender and expect to receive an additional waiver; however, no assurance can be given.  If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the line of credit, the lender can restrict or prevent us from borrowing while in default, which could have a material adverse impact on our cash flow and liquidity.

Cash at December 31, 2013 was $323, compared to cash at December 31, 2012 of $823.

Cash used in operating activities was $382 for the twelve months ended December 31, 2013 compared to $879 of cash used in operating activities for the twelve months ended December 31, 2012. The primary uses of cash in operations for the twelve months ended December 31, 2013 was the result of the net loss from operations reported for the period, an increase in other current assets and a decrease in accrued liabilities and income taxes, which were partially offset by a decrease in accounts receivable and inventory and adjustments for non-cash items. The primary uses of cash from operations for the twelve months ended December 31, 2012 was the decrease in short-term liabilities (such as accounts payable, accrued expenses and income tax payable) and increase in inventory, offset by the net change in accounts receivable. Cash provided by investing activities for the twelve months ended December 31, 2013 was $117 compared to cash used in investing activities of $1,584 for the twelve months ended December 31, 2012. Cash provided by investing activities for the twelve months ended December 31, 2013 primarily represents purchases of equipment, partially offset by an increase in cash flows relating to the change in inventory held for rental. Cash used in investing activities for the twelve months ended December 31, 2012 primarily represents the purchase and in-house production of rental products as well as purchases of capital equipment and leasehold improvements. In addition, $245 of cash was used in 2012 for the acquisition of Neurodyne.

Cash used in financing activities was $235 for the twelve months ended December 31, 2013 compared with cash provided by financing activities of $2,497 for the twelve months ended December 31, 2012. The primary financing uses of cash for the twelve months ended December 31, 2013 were net payments under the line of credit and payments on notes payable and capital lease obligations. The primary financing sources of cash for the twelve months ended December 31, 2012 were net borrowings under the line of credit and proceeds received from the exercise of options, partially offset by payments on capital lease obligations and deferred financing fees. Our limited liquidity is primarily a result of (a) our significant reduction of revenue and inability to cut costs at the same pace, (b) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (c) the required high levels of inventory kept with sales representatives held at the offices of health care providers that are standard in the electrotherapy industry, (d) the potential need for expenditures to continue to enhance the Company’s internal billing processes, (e) the delayed cost recovery inherent in rental transactions, and (f) expenditures required for on-going product development. In addition, during 2013, we encountered industry challenges, specifically related to health care reform that affected demand in our core electrotherapy business, ZMI. These factors have resulted in coverage and reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced coverage and reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2013.

Limited Liquidity

As a result of the losses we suffered in 2013, our recurring negative cash flows from operations, and limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2013.

Limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. For the twelve months ended December 31, 2013 and 2012, we reported negative cash flows from operations of $382 and $879, respectively. In addition, we reported a net loss of $7,301 for the year ended Decemer 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern. We developed our operating plans for 2013 to emphasize cash flow, under which we made operational billing changes to increase cash collections as well as implemented various cost modifications to reduce our expenses. However, during 2013, we encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. In an effort to minimize the impact of health care reform and changes in reimbursement, we have made reductions in our fixed expenses by cutting our annual employee costs by approximately $4,200 through headcount reductions. These headcount reductions were executed during the second and third quarters of 2013. We also renegotiated our existing building lease, under which, among other things, base rent has been lowered and we are now operating in an approximate twelve month free rent period, which began May 1, 2013, and is expected to result in cash savings of approximately $1,500 through April 30, 2014. We are monitoring the demand for our ZMI electrotherapy products and will make additional expense adjustments as necessary in future periods.

Additionally, we recently added new products that are less impacted by insurance reimbursement to our ZMI sales channel and are pursuing other opportunities, including the compound and sale of topical and transdermal pain creams. In ZND, we are distributing electroencephalography (EEG) sleep diagnostic products, mobile sleep diagnostic products and a sleep apnea treatment device in the US, which are all capital goods that are not subject to insurance reimbursement. We are also investing in our ZBC division where increased service based revenue is expected going forward. We believe these actions will serve to diversify our product mix and further reduce dependency on insurance reimbursement.

We believe that as a result of the restructuring activities completed during the latter part of 2013, the Company’s cash flows from operating activities and limited borrowing availability under the line of credit will be sufficient to fund cash requirements through the next twelve months. However, there is no guarantee that we will be able to meet the requirements of our 2014 budget and limit the use of our cash.  Our line of credit decreased from $5,906 at December 31, 2012 to $5,820 at December 30, 2013, primarily driven by expense reductions made during the latter part of 2013. Maximum borrowings under the line of credit are $7,000, with $54 available to borrow as of March 20, 2014, subject to adjustments to our accounts receivable borrowing base. Our long-term business plan contemplates organic growth in revenues, through the addition of new products to our sales channel that could mitigate the decline in our ZMI electrotherapy products, and through possible acquisitions. Therefore, in order to support growth in revenue, we require, among other things, funds for the purchase of equipment (primarily for rental inventory), funds for the purchase of inventory and the payment of commissions to sales representatives, funds for the expansion of our compound pharmacy, and creation of other new product lines.

There is no assurance that our operations and available borrowings, if any, will provide enough cash for operating requirements or for increases in our inventory of products, as needed, for growth. In addition, although we received a covenant waiver for one financial covenant default with respect to certain financial covenants, we are not currently in compliance with an additional financial covenant in the Doral Agreement, and may not be in compliance in the future which could limit our ability to draw on our credit line now or in the future, or lead to a default under the Doral Agreement.  A default under the Doral Agreement would generally require the immediate repayment of all outstanding borrowings. We are currently in discussions with the lender and expect to receive an additional waiver; however, no assurance can be given.  If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the line of credit, the lender can restrict or prevent us from borrowing while in default, which could have a material adverse impact on our cash flow and liquidity.

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

As of December 31, 2013, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2013.

	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Line of credit	$5,820	$5,820	$—	$—	$—
Capital lease obligations (including interest)	261	92	111	58	—
Automobile note (including interest)	15	15	—	—	—
Operating leases	16,600	1,114	3,214	3,220	9,052
Total contractual cash obligations	$22,696	$7,041	$3,325	$3,278	$9,052

On June 18, 2013, the Company renegotiated its existing building lease and entered into a new lease agreement for its existing building in Lone Tree, Colorado, effective May 1, 2013. The lease, which expires in November 2023, provides for two five-year renewal options at the then market rental rate. Under the lease, no rental payments are due for the first twelve months. For the remaining months of the lease, base monthly rent begins at $129 monthly and escalates at $3 per month (or $0.50 per square foot) every twelve months, resulting in a monthly rent of $157 by January 2023.

The Company anticipates that for accounting purposes, it will have an annual rental expense of $1,420 throughout the term of the lease.. The lease also includes a tenant allowance of $1,065, of which $500 is to be used for leasehold improvements and $565 may be used to apply to rent in December 2013 and beyond. Such allowances are included in the Company’s deferred rent liability and deposit accounts. The lease contains customary events of default, termination, maintenance, indemnification and other lease terms.

In the fourth quarter of 2012, ZEU entered into an annual rental agreement for a small warehouse space (approximately 250 square feet) in Denmark, which can be terminated within 120 days’ notice. Annual rent totals 45,000 Danish kroner (approximately $8 using 2013 year-end exchange rates).

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013 and 2012, we had no off-balance sheet arrangements or obligations.

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

Revenue Recognition and Allowances for Provider Discounts and Collectability : We recognize revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred, or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Accordingly, we recognize revenue, both rental and sales, when products have been delivered to the patient and the patient’s insurance coverage has been verified. For medical products that are sold from inventories consigned at clinic locations, we recognize revenue when we receives notice that the product has been prescribed and delivered to the patient and the patient’s insurance coverage has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. All revenue is recognized at amounts estimated to be received from customers or third-party providers using our established rates, net of estimated provider discounts. Revenue from sales to distributors is recognized when we ship our products fulfilling an order and upon transferring title.

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

Stock Compensation : We account for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and this is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock compensation expense is generally recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in our case is the same as the vesting period). For awards subject to the achievement of performance metrics, stock based compensation expense is recognized when it becomes probable that the performance condition will be achieved.

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

Income Taxes : The provision for income taxes includes taxes payable or refundable for the current period, penalties and interest and the deferred income tax consequences of transactions that have been recognized in our financial statements or income tax returns. The carrying value of deferred income tax assets is determined based on an evaluation of whether we are more likely than not to realize the assets. Temporary differences result primarily from basis differences in property and equipment and net operating loss carry forwards. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.

We account for uncertain tax positions in accordance with the accounting standard related to income taxes. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2013, we had accrued unrecognized tax benefits, penalties and interest of $194. As of December 31, 2012, we had accrued unrecognized tax benefits, penalties and interest of $67. We file income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2010 through the current period.

Inventory Allowance: We provide reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. To fulfill orders faster, we place a large amount of our inventory with field sales representatives. This increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in our  possession, management maintains additional reserves for estimated shrinkage of these inventories based on the Company’s aging. At December 31, 2013 and 2012, we had an allowance for obsolete and damaged inventory of approximately $1,278 and $1,181 respectively. In addition, during the year ended December 31, 2013, we wrote off a portion of our field inventory totaling approximately $1,340, as a result of changes in industry conditions driven primarily by health care reform.  These changes caused a reduction in our field sales force which negatively impacted our field inventory.

Goodwill Impairment: Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired. Authoritative guidance requires that we assess goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment assessment requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments are required to estimate the fair value of a reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions. When conducting our annual goodwill impairment assessment, we initially perform a qualitative evaluation to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. We determined, based on qualitative evaluation that it was necessary to perform the two-step goodwill impairment test, primarily because of a change in the sales forecast of NeuroDyne. We performed the two-step goodwill impairment test during the fourth quarter of 2013 and determined that goodwill was impaired as of December 31, 2013 and recorded a $251  impairment charge.

Intangible Asset Impairment: Intangible assets with estimable lives are amortized in a pattern consistent with the asset’s identifiable cash flows or using a straight- line method over their remaining estimated benefit periods if the pattern of cash flows is not estimable. The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If the carrying amount of the assets exceeds the undiscounted cash flows the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company’s intangible assets primarily relate to the asset acquisition of NeuroDyne. The Company modified its business forecast for NeuroDyne during 2013, resulting in reduced estimated sales and cash flow, as compared to the original business forecast at the time of the acquisition. Therefore, the Company recorded an impairment charge of $160 during 2013 related to certain NeuroDyne intangible assets. The Company utilized a discounted cash flow (DCF) model to determine fair value for both goodwill and intangible assets as of December 31, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath, P.C. dated March 28, 2014, are filed as part of this report starting on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

From the Company’s inception through 2008, we did not have an independent board or audit committee.  Applicable SEC legal requirements do not require us to have an audit committee or independent board members, as such requirements are applicable only to companies listed on stock exchanges, such as NASDAQ or NYSE/AMEX.

Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to the material weakness in our internal control over financial reporting, which is described below.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our ICFR based on the criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our ICFR was not effective as of December 31, 2013, based on those criteria.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiency that represents a material weakness as of December 31, 2013:

•

We lack independent Board members necessary to maintain audit and other board committees consistent with best practice corporate governance standards. We have not identified an audit committee financial expert on our board of directors, and at the present time we have no independent directors. As a result, oversight and monitoring responsibility pertaining to our financial reporting and related internal control is not sufficient. Considering the costs associated with procuring and providing the infrastructure to support additional qualified Board members that are independent, management has concluded that the risks associated with the lack of independent Board members are not sufficient to justify adding independent members at this time.  Management will periodically reevaluate this situation as circumstances change.

Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified in this report, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, fairly present our financial position, results of our operations and cash flows for the years covered thereby in all material respects.

We are committed to improving our ICFR.  As part of this control improvement, we plan to (1) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to the Company), and (2) continue to retain and utilize an outside independent consulting firm to assist us with assessing and testing the effectiveness of our ICFR.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding ICFR due to the permanent exemption from such requirement for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There was no change in our ICFR during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our ICFR, except for the members of our board of directors and our audit committee who resigned in January 2014 and who oversaw our ICFR.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs that follow provide information concerning each of our directors and executive officers at March 28,2014:

		Director
Name	Age	Since	Position or Office
Thomas Sandgaard	55	1996	President, Chief Executive Officer and Chairman
Anthony Scalese	40	N/A	Chief Financial Officer

Thomas Sandgaard founded the Company in 1996 after a successful European-based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard has been our President, CEO and Chairman since 1996.  Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from Odense Teknikum, Denmark and an MBA from the Copenhagen Business School. Mr. Sandgaard founded the Company’s business and has been the president, CEO and chairman of the board since the business was acquired by the Company in1996.

Qualifications : Mr. Sandgaard founded the Company in 1996 and has served as our CEO for our entire history. Mr. Sandgaard has tremendous knowledge of our products, industry and the history of our Company. Mr. Sandgaard provides the Company and Board with significant strategic vision and strong leadership.

Anthony Scalese was appointed Chief Financial Officer of the Company in September 2010. Mr. Scalese has over 15 years of experience in accounting, finance and operations and has spent the past 14 years of his career in the high-tech and healthcare industries. He was employed by Qualmark Corporation, a publicly held global manufacturer of durability testing equipment from February 2000 to September 2010, most recently as Chief Financial Officer. Mr. Scalese joined Qualmark in February 2000 as Corporate Controller and also served as President for various subsidiaries of Qualmark. He previously held positions at Coram Healthcare (now Apria Healthcare) as well as Foundation Health Systems (now Healthnet). Mr. Scalese is a Certified Public Accountant licensed in Colorado, received a Master’s in Business Administration from the University of Colorado and a Bachelor of Science in Business Administration (Accounting) from Colorado State University.

Effective January 10, 2014, each of Mats Wahlstrom, Mary Beth Vitale, Kevin Smith and Taylor Simonton resigned from our Board of Directors, upon Mr. Sandgaard’s request.  Mr. Sandgaard remains as our sole director.  We are in the process of recruiting two additional directors.

Audit Committee

Throughout 2013, we had an Audit Committee consisting of Mr. Simonton (Chair), Ms. Vitale and Mr. Wahlstrom, which operated under a written charter which is posted on our website, at www.zynex.com.  The Board of Directors had previously determined that Mr. Simonton, Ms. Vitale and Mr. Wahlstrom each were an “audit committee financial expert” within the meaning of the applicable SEC rules.  We do not currently have an Audit Committee due to the resignations of Mr. Simonton, Ms. Vitale and Mr. Wahlstrom in January 2014.  As discussed above, we are in the process of recruiting two additional directors, each of which we intend to have serve on the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

As a filer under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “exchange Act”), our executive officers, directors and greater than 10% holders are not subject to the reporting requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2012 and December 31, 2013:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (3)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Thomas Sandgaard	2013	380,000	53,000	(4)	—	33,000	(1)	466,000
Chief Executive Officer	2012	400,000	—		145,000	33,000	(1)	578,000
Anthony Scalese	2013	184,000	94,000	(4)	—	6,800	(2)	284,800
Chief Financial Officer	2012	184,000	1,500		40,000	6,700	(2)	232,200
(1)	We pay for 100% of Mr. Sandgaard’s health and dental insurance. In addition, one company vehicle and two home telephone lines are provided to Mr. Sandgaard at our expense.
(2)	We paid for 100% of Mr. Scalese’s health and dental insurance.
(3)

The option awards represent the grant date fair value of stock options granted in accordance with Accounting Standards Codification (ASC) Topic 718. See Note 6 of the Consolidated Financial Statements for additional information.

(4)

Award of 285,000 options with an estimated fair value of $53,000 for Mr. Sandgaard and award of 138,000 options with an estimated fair value of $26,000 for Mr. Scalese were granted in October 2013, but only vest based on certain financial performance metrics.

Named Executive Officer Employment Arrangements

On August 11, 2011, we entered into an amended and restated employment agreement with Mr. Sandgaard for a three year term setting forth certain minimum compensation and severance benefits and subjecting Mr. Sandgaard to a one year non-compete.  Mr. Sandgaard’s agreement may be terminated by either party upon ninety days written notice or by the Company for cause.  Upon termination, without cause, Mr. Sandgaard would be entitled to severance in the amount of his current base salary for a period of one year plus a pro-rata share of any earned bonus.

Mr. Scalese does not have an employment agreement.

On March 26, 2012, Mr. Sandgaard’s base salary was set at $400,000 and Mr. Scalese’s base salary was set at $184,000, each effective as of January 1, 2012. In 2013, Mr. Sandgaard voluntarily reduced his salary to $380,000.

On October 31, 2013, Mr. Sandgaard and Mr. Scalese were granted 285,000 and 138,000 options, respectively, with a strike price of $0.22, with a vesting  contingent on achieving certain financial performance metrics.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options for each executive officer named in the Summary Compensation Table as of December 31, 2013:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date
Thomas Sandgaard	—	285,000	(2)	$0.22	October 31, 2023

Anthony Scalese	—	138,000	(2)	$0.22	October 31, 2023
	—	250,000		$0.32	August 14, 2023
	500	1,500		$0.48	July 1, 2023
	50,000	25,000		$0.41	September 7, 2020
	6,000	6,000		$0.62	January 3, 2021
	15,000	15,000		$0.73	April 1, 2021
	1,000	1,000		$0.90	July 1, 2021
	500	1,500		$0.81	July 2, 2022
(1)	Options vest at a rate of 25% per year, commencing on the grant date.
(2)

On October 31, 2013, Mr. Sandgaard and Mr. Scalese were granted 285,000 and 138,000 options, respectively, with a strike price of $0.22, with a vesting contingent on achieving certain financial performance metrics.

Director Compensation

The following table shows the annual and other compensation of the non-employee directors for services to us in 2013.

Name	Fees Earned or Paid in Cash($)
Taylor Simonton	62,500
Mary Beth Vitale	50,000
Mats Wahlstrom	62,500
Kevin Smith	35,000

The standard compensation for non-employee directors for 2013 is: (i) The audit committee chairperson and lead director receive a $65,000 annual cash retainer for board services, payable quarterly; and (ii) other non-employee board members receive a $50,000 annual cash retainer for board services, payable quarterly. The board members voluntarily reduced the director fees mid-year 2013. In October 2012, the Board of Directors adopted a stock ownership requirement, requiring each Board member to own Zynex common stock equal to three times the annual Board cash compensation received. Directors have a period of four years to meet this stock ownership requirement. The stock ownership is measured on a cost basis.

The following table summarizes information with respect to each non-employee director’s outstanding stock options at December 31, 2013:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price $	Option Expiration Date
Taylor Simonton	12,000	—	5.10	October 5, 2018
	4,000	—	0.68	May 20, 2020
Mary Beth Vitale	12,000	—	5.10	October 5, 2018
	4,000	—	0.68	May 20, 2020

Neither Mr. Wahlstrom nor Mr. Smith held any stock or option awards at the end of fiscal year ended December 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of our common stock as of March 26, 2014 by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors at March 26, 2014, (iii) our executive officers listed in the Summary Compensation Table above and (iv) all directors and executive officers named as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons. The address of each person listed in the table is 9990 Park Meadows Dr., Lone Tree, CO 80124.

Name	Number of Shares Beneficially Owned		Percent Of Class (2)
Thomas Sandgaard	18,146,000		58.2%
Anthony Scalese	73,000	(1)	*
All Directors and Named Executive Officers As a Group (2 persons)	18,219,000	(3)	58.4%
*	Less than 1%.

.

(1)	Represents 73,000 stock options exercisable within 60 days of March 26, 2014.
(2)	Based on 31,171,250 shares of our common stock outstanding on March 26, 2014.
(3)	Includes 73,000 stock options in the aggregate held by our directors and officers exercisable within 60 days of March 26, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2013 regarding shares of common stock available for issuance under our equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
Equity Compensation Plans Approved by Shareholders (1)	2,472,216	$0.57	504,784
Equity Compensation Plans not approved by Shareholders	—	—	—
Total	2,472,216	$0.57	504,784
(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We employ Mr. Sandgaard’s two children and have a consulting agreement with Mr. Sandgaard’s spouse. The following table sets forth their compensation for services rendered in 2013:

Name andPrincipal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Birgitte Sandgaard(2)—VP of Billing	2013	—	—	8,000	(2)	8,000
Joachim Sandgaard(4)—Information Technology Services	2013	74,000	—	48,800	(3)	122,800
Martin Sandgaard—Website/graphic design	2013	49,000	400	6,800	(3)	56,200
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
(4)

On November 1, 2013, Mr. Sandgaard entered into a separation agreement with us, which provided a one-time severance payment of $42,000 and the conversion of 46,000 common stock options to 23,000 common shares.

Director Independence

Mr. Sandgaard is not an independent director as defined in rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following presents fees for professional services rendered by the our independent registered public accounting firm (GHP Horwath, P.C.) for each of the years ended December 31, 2013 and 2012.

	GHP Horwath, P.C.
	2013	2012
Audit Fees	$112,000	$112,000
Audit Related Fees (1)	22,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$134,000	$112,000
(1)	This fee is related to the audit of our 401(k) plan.

The Audit Committee’s policy is to preapprove all audit and non-audit services provided by the independent registered public accounting firm. Preapproval will generally be provided for up to one year, and any pre-approval will be detailed as to the particular service or category of services. All services by GHP Horwath, P.C. for 2013 and 2012 were preapproved by the Audit Committee.

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
10.6

Loan and Security Agreement, dated December 19, 2011, among Zynex, Inc. Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc. and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011)

10.7

Amendment No.1 to Loan and Security Agreement, dated May 31, 2013, among  Zynex, Inc. Zynex Medical, Inc. Zynex NeuroDiagnostics, Inc., Zynex Montiroing Solutions, Inc. Zynex Billing and Consulting, LLC and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.8

Office Lease, effective May 1, 2013, between Public Service Credit Union and Zynex Medical, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

21*	Subsidiaries of the Company
23*	Consent of GHP Horwath, P.C.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: March 28, 2014	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 28, 2014	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President and Chief Executive Officer (Principal Executive Officer)
March 28, 2014	Anthony A. Scalese,	/s/ Anthony A. Scalese
Chief Financial Officer
(Principal Accounting & Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Zynex, Inc.

We have audited the accompanying consolidated balance sheets of Zynex, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered losses in 2013, has had recurring negative cash flows from operations, and has limited liquidity.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado
March 28, 2014

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$323	$823
Accounts receivable, net	7,033	12,224
Inventory, net	5,002	6,160
Prepaid expenses	346	243
Deferred tax assets, net	72	1,855
Income tax receivable	893	-
Other current assets	35	57
Total current assets	13,704	21,362
Property and equipment, net	2,891	3,705
Deposits	400	171
Deferred financing fees, net	48	98
Intangible assets, net	178	349
Goodwill	—	251
Total assets	$17,221	$25,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$5,820	$5,906
Current portion of notes payable and other obligations	92	144
Accounts payable	2,743	2,057
Income taxes payable	96	1,430
Accrued payroll and payroll taxes	607	899
Deferred rent	—	371
Current portion of contingent consideration	7	21
Other accrued liabilities	319	1,265
Total current liabilities	9,684	12,093
Notes payable and other obligations, less current portion	150	114
Deferred rent	2,454	785
Deferred tax liabilities, net	72	786
Warranty liability	13	20
Contingent consideration, less current portion	—	83
Total liabilities	12,373	13,881
Stockholders’ Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,171,234 (2013) and 31,148,234 (2012) shares issued and outstanding	31	31
Paid-in capital	5,586	5,453
Retained (deficit) earnings	(735)	6,566
Total Zynex, Inc. stockholders’ equity	4,882	12,050
Noncontrolling interest	(34)	5
Total Stockholders’ equity	4,848	12,055
	$17,221	$25,936

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEARS ENDED DECEMBER 31,

	2013	2012
Net revenue:
Rental	$5,270	$8,917
Sales	16,414	30,749
	21,684	39,666
Cost of revenue:
Rental	1,373	1,283
Sales	6,767	7,487
	8,140	8,770
Gross profit	13,544	30,896
Selling, general and administrative expense	21,144	28,159
(Loss) income from operations	(7,600)	2,737
Other income (expense):
Interest expense	(607)	(435)
Other income	77	34
	(530)	(401)
(Loss) income before income taxes	(8,130)	2,336
Income tax benefit (expense)	790	(788)
Net (loss) income	(7,340)	1,548
Plus: Net loss – noncontrolling interest	39	5
Net (loss) income – attributable to Zynex, Inc.	$(7,301)	$1,553
Net (loss) income per share – attributable to Zynex, Inc.:
Basic	$(0.23)	$0.05
Diluted	$(0.23)	$0.05
Weighted average number of common shares outstanding:
Basic	31,152,015	31,062,428
Diluted	31,152,015	31,222,126

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31,

	2013	2012
Cash flows from operating activities:
Net (loss) income	$(7,340)	$1,548
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	708	831
Change in the value of contingent consideration	(94)	(31)
Provision for losses on accounts receivable	469	485
Amortization of intangible assets	131	81
Impairment of intangible assets	160	—
Impairment of goodwill	251	—
Amortization of financing fees	50	50
Issuance of common stock for services	—	20
Provision for obsolete inventory	97	573
Write-off of field inventory	1,340	-
Deferred rent	1,299	(296)
Employee stock-based compensation expense	133	166
Deferred tax expense (benefit)	1,069	(168)
Changes in operating assets and liabilities, net of business acquisitions (2012):
Accounts receivable	4,722	(1,725)
Inventory	(279)	(2,070)
Prepaid expenses	(103)	50
Income tax receivable	(893)	-
Deposits and other current assets	(207)	(12)
Accounts payable	686	(132)
Accrued liabilities	(1,247)	(112)
Income taxes payable	(1,334)	(137)
Net cash used in operating activities	(382)	(879)
Cash flows from investing activities:
Purchases of equipment and inventory used for rental	(644)	(756)
Change in inventory used for rental	764	(565)
Payments on contingent consideration	(3)	—
Cash paid for domain name	—	(18)
Cash paid for acquisition of NeuroDyne	—	(245)
Net cash provided by (used in) investing activities	117	(1,584)
Cash flows from financing activities:
Net borrowings on line of credit	(86)	2,617
Deferred financing fees	—	(2)
Payments on notes payable and capital lease obligations	(149)	(131)
Issuance of common stock	—	13
Net cash (used in) provided by financing activities	(235)	2,497
Net (decrease) increase in cash	(500)	34
Cash at the beginning of the period	823	789
Cash at the end of the period	$323	$823
Supplemental cash flow information:
Interest paid	$561	$352
Income taxes paid (including interest and penalties)	$399	$1,127
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through note payable and capital lease	$137	$—
Common stock issuances for business acquisition	$—	$158
Increase in contingent consideration for business acquisition	$—	$135
Contribution of property and equipment by noncontrolling interest	$—	$10

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings (Deficit)	Interest	Total
January 1, 2012	30,816,631	$31	$5,096	$5,013	$—	$10,140
Issuance of common stock for:
business acquisition	266,478	—	158	—	—	158
option exercise	34,500	—	13	—	—	13
cashless warrant exercise	5,625	—	—	—	—	—
consulting services	25,000	—	20	—	—	20
Employee stock-based compensation expense	—	—	166	—	—	166
Issuance of noncontrolling interest in ZBC (Note2)	—	—	—	—	10	10
Net income (loss)	—	—	—	1,553	(5)	1,548
December 31, 2012	31,148,234	31	5,453	6,566	5	12,055
Issuance of common stock for:
cashless option exercise	23,000	—	—	—	—	—
Employee stock-based compensation expense	—	—	133	—	—	133
Net loss	—	—	—	(7,301)	(39)	(7,340)
December 31, 2013	31,171,234	$31	$5,586	$(735)	$(34)	$4,848

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(1) ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENT’S PLANS

ORGANIZATION

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

NATURE OF BUSINESS

ZMI designs, manufactures and markets U.S. Food and Drug Administration (FDA) cleared medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZND was formed to market, through product development and acquisitions, electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing ZMI diagnostic EMG technology. During 2013 and 2012, the primary activities within ZND were product development and sales and marketing. ZND did not produce significant revenue during 2013 or 2012. ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring. ZMS did not produce any revenue during 2013 or 2012. ZEU was formed in 2012 to conduct international sales and marketing for Company products. ZEU did not produce significant revenue in 2013. ZBC was formed in 2012 to provide medical billing and consulting services. ZBC did not produce significant revenue in 2013 or 2012.

In 2013 and 2012, the Company generated substantially all of its revenue in North America from sales and rentals of its products to patients, dealers and health care providers.

MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the years ended December 31, 2013 and 2012, the Company reported negative cash flows from operations of $382 and $879, respectively. In addition, the Company reported a net loss of $7,301 for the year ended December 31, 2013 These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to to continue as a going concern. The Company developed its operating plans for 2013 to emphasize cash flow, under which we made operational billing changes to increase cash collections and implemented various cost modifications to reduce expenses. However, during 2013, the Company encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for the Company’s ZMI electrotherapy products. In an effort to minimize the impact of health care reform and changes in reimbursement, the Company has made reductions in its fixed expenses by cutting its annual employee costs by approximately $4,200 through headcount reductions. These headcount reductions were executed during the second and third quarters of 2013. The Company also renegotiated its existing building lease, under which, among other things, base rent has been lowered and the Company is now operating in an approximate twelve month free rent period, which began May 1, 2013, and is expected to result in cash savings of approximately $1,500 through April 30, 2014. The Company is monitoring the demand for its ZMI electrotherapy products and will make additional expense adjustments as necessary in future periods. Additionally, the Company recently added new products that are less impacted by insurance reimbursement to its ZMI sales channel and is pursuing other opportunities, including the compound and sale of topical and transdermal pain creams. In ZND, the Company is distributing EEG sleep diagnostic products, mobile sleep diagnostic products and a sleep apnea treatment device in the US, which are all capital goods that are not subject to insurance reimbursement. The Company is also investing in its ZBC division where increased service based revenue is expected going forward. The Company believes these actions will serve to diversify its product mix and further reduce dependency on insurance reimbursement.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(1) ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENT’S PLANS (continued)

The Company believes that as a result of the restructuring activities completed during the latter part of 2013, the Company’s cash flows from operating activities and limited borrowing availability under the line of credit will be sufficient to fund cash requirements through the next twelve months. The Company’s line of credit decreased from $5,906 at December 31, 2012 to $5,820 at December 31, 2013, primarily driven by expense reductions made during the latter part of 2013. Maximum borrowings under the line of credit are $7,000, with $54 available to borrow as of March 20, 2014 , subject to adjustments to the Company’s accounts receivable borrowing base. As of December 31, 2013, the Company was in default of two financial covenants under its line of credit.  The Company received a waiver for one of the financial covenant defaults and is currently in discussions with the lender and expects to receive an additional waiver; however, no assurance can be given.  If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the line of credit, the lender can restrict or prevent the Company from borrowing while in default, which could have a material adverse impact the Company’s cash flow and liquidity. The Company’s long-term business plan contemplates organic growth in revenues, through the addition of new products to its sales channel that could mitigate the decline in the ZMI electrotherapy products, and through possible acquisitions. Management believes that its cash flow projections for 2014 are achievable and that sufficient cash will be generated to meet the Company’s operating and financial obligations for the remainder of 2014. However, there is no guarantee that the Company will be able to meet the requirements of its 2014 budget and limit its use of cash.

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

YEARS ENDED DECEMBER 31, 2013 AND 2012

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

As of December 31, 2013, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

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

At December 31, 2013 and 2012, the allowance for uncollectible accounts receivable is $1,837.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at December 31, 2013 include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at December 31, 2013 also include the line of credit and notes payable, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other third parties for rental or sale to patients. Total (gross) inventories at December 31, 2013 included $5,120 of finished goods, $310 of parts and $850 of supplies. Total (gross) inventories at December 31, 2012 included $6,042 of finished goods, $533 of parts and $766 of supplies.

The Company monitors inventory for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate. The Company provides reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. To fulfill orders faster, the Company places a large amount of its inventory with field sales representatives. This increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in the Company’s possession, management maintains additional reserves for estimated shrinkage of these inventories based on the Company’s aging. At December 31, 2013 and 2012, the Company had an allowance for obsolete and damaged inventory of approximately $1,278 and $1,181 respectively. In addition, during the year ended December 31, 2013, the Company wrote off a portion of its field inventory totaling approximately $1,340, as a result of changes in industry conditions driven primarily by health care reform.  These changes caused a reduction in the Company’s field sales force which negatively impacted its field inventory.

The Company had $1,000 of open purchase commitments at December 31, 2013.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company determined, based on its qualitative evaluation, that it was necessary to perform the two-step goodwill impairment test during the second and fourth quarters of 2013, primarily because of the significant decline in sales in its ZMI electrotherapy products. In March 2012, the Company acquired substantially all of the assets and business of NeuroDyne Medical Corp. (NeuroDyne). The Company modified its business forecast for NeuroDyne during 2013, resulting in reduced estimated sales and cash flow, as compared to the original business forecast at the time of the acquisition. Management therefore performed the two-step goodwill impairment test and determined that goodwill related to NeuroDyne was impaired and recorded a $251 goodwill impairment charge during the year ended December 31, 2013.

Intangible assets with estimable lives are amortized in a pattern consistent with the asset’s identifiable cash flows or using a straight- line method over their remaining estimated benefit periods if the pattern of cash flows is not estimable. The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If the carrying amount of the assets exceeds the undiscounted cash flows the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company’s intangible assets include assets acquired in the acquisition of NeuroDyne. The Company modified its business forecast for NeuroDyne during 2013, resulting in reduced estimated sales and cash flow, as compared to the original business forecast at the time of the acquisition. Therefore, the Company recorded an impairment charge of $160 during the year ended December 31, 2013 related to the NeuroDyne intangible assets. The Company utilized a discounted cash flow (DCF) model to determine fair value for both goodwill and intangible assets as of December 31, 2013.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the entity’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.  When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of five years.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments, which is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock-based compensation expense is generally recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period). For awards subject to the achievement of performance metrics, stock based compensation expense is recognized when it becomes probable that the performance condition will be achieved.

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2013 and 2012 was approximately $115 and $95, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2013 and 2012 was approximately $754 and $874, respectively. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

The provision for income taxes includes taxes payable or refundable for the current period and the deferred tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or income tax returns. Temporary differences result primarily from basis differences in property and equipment, accounts receivable, inventory and deferred rent. The carrying value of deferred tax assets is determined based on an evaluation of whether the Company is more likely than not to realize the assets. A valuation allowance is established, when considered necessary, to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for uncertain tax positions in accordance with the accounting standard related to income taxes. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2013 and 2012, the Company had accrued unrecognized tax benefits, penalties and interest of $194 and $67, respectively. The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2010 through the current period.

FOREIGN CURRENCY TRANSACTIONS

Foreign currency transaction gains and losses are included in other income (expense) in the accompanying consolidated statements of operations. Foreign currency transaction gains for the years ended December 31, 2013 and 2012 were insignificant.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under ASU 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance affects presentation only and, therefore, it is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have an impact on the Company’s consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(3) PROPERTY AND EQUIPMENT

Cost, accumulated depreciation, and the related estimated useful lives of property and equipment as of December 31, 2013 and 2012 are as follows:

	2013	2012	Useful lives
Office furniture and equipment	$2,073	$1,631	3-7 years
Rental inventory	2,142	3,147	5 years
Vehicles	76	76	5 years
Leasehold improvements	486	375	2-6 years
Assembly equipment	171	168	7 years

	4,948	5,397
Less accumulated depreciation	(2,057)	(1,692)
	$2,891	$3,705

Depreciation expense recorded on property and equipment was $708 and $831 for 2013 and 2012, respectively.

(4) INTANGIBLE ASSETS

At December 31, 2013 and 2012, intangible assets consist of the following

	Amortization	2013	2012
	Life Years
Software and development costs	5	$325	$205
Trade names	5	-	72
Non-compete agreement	5	-	26
Technology	5	-	135
Domain name	1	-	18
Total intangible assets, gross		325	456
Less: accumulated amortization		(147)	(107)
Total intangible assets, net		$178	$349

Amortization expense totaled $131 for 2013 and $81 for 2012, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The calculation of basic and diluted earnings per share for 2013 and 2012 is as follows:

	2013	2012
BASIC
Net(loss) income attributable to common stockholders	$(7,301)	$1,553
Weighted average shares outstanding—basic	31,152,015	31,062,428
Net (loss) income per share—basic	$(0.23)	$0.05
DILUTED
Net (loss) income attributable to common stockholders	$(7,301)	$1,553
Weighted average shares outstanding—basic	31,152,015	31,062,428
Dilutive securities	—	159,698
Weighted average shares outstanding, diluted	31,152,015	31,222,126
Net (loss) income per share, diluted	$(0.23)	$0.05

The effects of potential common stock equivalents, related to outstanding options for the year ended December 31, 2013 totaling 2,472,205 have not been included in the computation of diluted net loss per share because the impact of the potential shares would decrease the loss per share.

Potential common share equivalents as of December 31, 2012 of  906,500 related to certain outstanding stock options, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, as the option exercise prices exceeded the average market price of the Company’s common stock. The effect of these shares, if any, on the diluted earnings per share calculation may vary significantly depending on fluctuations in the stock price.

(6)  STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the “Option Plan”) and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting terms are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the years ended December 31, 2013 and 2012, the Company recorded compensation expense related to stock options of $133 and $166, respectively. Stock-based compensation recorded in the accompanying consolidated statements of operations for the years ended December 31, 2013 and 2012 included $11 and $20, respectively, in cost of goods sold and $122 and $146, respectively, in selling, general and administrative expenses.

For the year ended December 31, 2013, the Company granted options to purchase up to 1,424,216 shares of common stock to employees at exercise prices that ranged from $0.22 to $0.48 per share. During the year ended December 31, 2012, the Company granted options to purchase up to 322,500 shares of common stock at exercise prices that ranged from $0.70 to $0.81 per share.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the years ended December 31, 2013 and 2012:

	2013	2012
Weighted average expected term	6.25 years	6.25 years
Weighted average volatility	111%	134%
Weighted average risk-free interest rate	1.54%	0.8%
Dividend yield	0%	0%

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(6)  STOCK-BASED COMPENSATION PLANS (continued)

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

Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the years ended December 31, 2013 and 2012 was 40% and 37%, respectively.

A summary of stock option activity under the Option Plan for the years ended December 31, 2013 and 2012, are presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,661,750	$0.98
Granted	322,500	$0.74
Exercised	(34,500)	$0.39
Forfeited	(448,250)	$0.97
Outstanding at December 31, 2012	1,501,500	$0.95	7.0 Years	$78
Exercisable at December 31, 2012	810,623	$1.11	5.8 Years	$50
Outstanding at January 1, 2013	1,501,500	$0.95
Granted	1,424,216	$0.26
Exercised	(23,000)	$0.63
Forfeited	(430,500)	$0.87
Outstanding at December 31, 2013	2,472,216	$0.57	8.1 Years	$178
Exercisable at December 31, 2013	808,623	$1.05	5.4 Years	$5

A summary of status of the Company’s non-vested shares under option as of and for the year ended December 31, 2013 is presented below:

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	690,877	$0.69
Granted	1,424,216	$0.22
Vested	(276,250)	$0.78
Forfeited	(175,250)	$0.78
Non-vested at December 31, 2013	1,663,593	$0.29

As of December 31, 2013, the Company had approximately $326 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 3.5 years. In addition, the Company issued 23,000 shares of common stock in 2013 through a cashless exercise of 46,000 common stock options, pursuant to a separation agreement dated November 1, 2013 (Note 15 ).

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(7) INCOME TAXES

Income tax (benefit) expense consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Current tax (benefit) expense:
Federal	$(1,835)	$784
State	(79)	117
Penalties and interest	55	55
	(1,859)	956
Deferred tax (benefit) expense:
Federal	(806)	(156)
State	(60)	(12)
Valuation allowance	1,935	—
	1,069	(168)
	$(790)	$788

A reconciliation of income tax computed at the U.S. statutory rate of 34% to the effective income tax rate is as follows:

	2013	2012
Statutory rate	(34)%	34%
State taxes	(3)	3
Permanent differences and other	3	(3)
Change in valuation allowance	24	—
Effective rate	(10)%	34%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2013 and 2012 are as follows:

	2013	2012
Current deferred tax assets (liabilities):
Accrued expenses	$65	$130
Deferred rent	-	27
Accounts receivable	671	673
Inventory	970	1,113
Amortization	135	(21)
Prepaid expenses	(99)	(67)
Stock based compensation	23	—
Tax Credits and NOL Carryforward	233	—
Other	9	—
	2,007
Less: Valuation allowance	(1,935)	—
Net current deferred tax assets	$72	$1,855
Long-term deferred tax assets (liabilities):
Property and equipment	$(969)	$(1,182)
Deferred rent	897	396
Net long-term deferred tax liabilities	$(72)	$(786)
Net deferred tax assets	$—	$1,069

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(7) INCOME TAXES (continued)

The Company generated a net loss for income tax purposes of approximately $5,200 for 2013, which will be utilized as an income tax carryback for years 2010 through 2012.  As a result, the Company reduced its income tax payable by $768 and is expecting a net income tax refund of $893, which is recorded as a current asset on the balance sheet.  As a result, as of December 31, 2013, the Company has no available NOL carryforwards for federal tax purposes and approximately $3,500 for State purposes, which expire at various dates ranging from five to seven years.

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

	2013	2012
Unrecognized tax benefits at the beginning of the period	$67	$60
Gross increases for State income tax liabilities	127	7
Unrecognized tax benefits at the end of the period	$194	$67

(8) LINE OF CREDIT

On December 19, 2012, the Company entered into a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. The Doral Agreement provides for an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the Company’s asset borrowing base. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 6.75%. The Doral Agreement requires monthly interest payments in arrears on the first day of each month. The Doral Agreement will mature on December 19, 2014. The Company may terminate the Doral Agreement at any time prior to the maturity date upon thirty days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If the Company terminates the Doral Agreement, the Company must pay a specified early termination fee. As of December 31, 2013, $5,820 was outstanding under the Doral Agreement and $1,071 was available for borrowing.

The Doral Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. This arrangement causes the Doral Agreement to be classified as a current liability.

As of December 31, 2013, the effective interest rate under the Doral Agreement was 8% (7% interest rate and 1% fees).

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of December 31, 2013, the Company was not in compliance with two of the quarterly financial covenants under the Doral Agreement, however the Company has received a covenant violation waiver for one of the financial covenant defaults. As a result, all amounts due under the credit agreement are callable by the lender.  We are currently in discussions with the lender and expect to receive an additional waiver; however, no assurance can be given.

(9) NOTES PAYABLE AND OTHER OBLIGATIONS

The Company has commitments under various operating and capital leases that are payable in monthly installments. On June 18, 2013, the Company renegotiated its existing building lease and entered into a new lease agreement for its existing building in Lone Tree, Colorado, effective May 1, 2013. The lease, which expires in November 2023, provides for two five-year renewal options at the then market rental rate. Under the lease, no rental payments are due for the first twelve months. For the remaining months of the lease, base monthly rent begins at $129 per month and escalates at $3 per month (or $0.50 per square foot) every twelve months, resulting in a monthly rent of $157 by January 2023. The Company anticipates that for accounting purposes, it will have an annual rental expense of $1,420 throughout the term of the lease. $. The lease also includes a tenant allowance of $1,065, of which $500 is to be used for leasehold improvements and $565 may be used to apply to rent in December 2013 and beyond. Such allowances are included in the Company’s deferred rent liability and deposit accounts. The lease contains customary events of default, termination, maintenance, indemnification and other lease terms.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(9) NOTES PAYABLE AND OTHER OBLIGATIONS (continued)

The Company also leases certain equipment under capital leases which expire on various dates through 2018. Imputed interest rates on the leases range from approximately 6% to 18%. At December 31, 2013, the total recorded cost of assets under capital leases was approximately $508. Accumulated depreciation related to these assets totals approximately $310.

In July 2012, the Company entered into a financing agreement for an automobile for use by the Chief Executive Officer for $73. The term of the financing is for 36 months, with a 2% annual interest rate and monthly installments of $2 beginning in August 2012. As of December 31, 2013, the balance of this note was $15.

As of December 31, 2013, future minimum lease payments under non-cancelable notes payable, operating and capital leases are as follows:

	Notes and Capital Leases	Operating Leases
2014	$107	$1,114
2015	66	1,588
2016	45	1,626
2017	45	1,663
Thereafter	13	10,609
Total future minimum lease payments	276	$16,600
Less amount representing interest	(34)
Present value of net minimum lease payments	242
Less current portion	(92)
Notes payable and other obligations	$150

Rent expense under all operating leases for 2013 and 2012 was approximately $1,716 and $1,687, respectively.

(10) FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities pursuant to accounting guidance which establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value. These tiers include:

—	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
—	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
—	Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2013	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$7	$7

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(10) FAIR VALUE MEASUREMENTS (continued)

The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. The change in the fair value of this obligation and the accretion expense related to the net increase in the net present value of the contingent liability totaled $97 and $31, respectively, for the years ended December 31, 2013 and 2012. .Contingent payments of $3 were made during the year ended December 31, 2013.

Changes in the fair value of these obligations are recorded as income or expense within the line item “Other income (expense)” in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is also included in the line item “Other income (expense)” in the Company’s consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes in the fair value of the Level 3 liabilities for the year ended December 31, 2013:

Balance at beginning of 2012	$-
Additions	135
Accretion expense	21
Change in fair value of contingent consideration	(52)
Balance at end of 2012	104
Payments	(3)
Accretion expense	12
Change in fair value of contingent consideration	(106)
Balance at end of 2013	$7

(11) STOCKHOLDERS’ EQUITY

In March 2012, the Company issued 266,478 shares of restricted common stock of the Company valued at $158 related to its acquisition of NeuroDyne.  During 2012, 34,500 shares of common stock were issued for cash of $13, upon the exercise of stock options, 5,625 shares of common stock were issued upon the cashless exercise of 50,000 non-employee warrants, and    25,000  shares of common stock were issued to individuals as non-cash compensation for services rendered, valued at approximately $20  (based on the market price of the Company’s common stock on the date of the grants).

On November 1, 2013, an employee entered into a separation agreement with the Company that, among other things, converted 46,000 common stock options into 23,000 common shares at a cashless exercise price of $0.50 per share. (Note 15)

For stock warrants or options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes method if that valuation method results in a more reliable measurement than the fair value of the consideration or the services received. For stock granted, the Company measures fair value of the shares issued utilizing the market price of the shares on the date the transaction takes place. The Company amortizes such costs over the related period of service.

(12) CONCENTRATIONS

The Company sourced approximately 21% of its electrotherapy products from one contract manufacturer in 2013 and 18% in 2012. Management believes that its relationships with suppliers are strong; however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from one private health insurance carrier at December 31, 2013 and 2012 of approximately 7% and 22%, respectively.

The amount of net revenue derived from Medicare and Medicaid programs for 2013 and 2012 was approximately 3% and 11%, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(13) RETIREMENT PLAN

The Company has adopted a retirement plan with a 401(k) deferred compensation provision effective July 1, 2012. Substantially all full-time employees are eligible to participate in the 401(k) plan as long as they are at least 18 years of age and have completed at least three months of employment. The 401(k) plan provides for contributions by the Company at management’s discretion. The Company made no contributions to this plan in 2013 or 2012.

(14) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(15)  RELATED PARTY TRANSACTIONS

On February 1, 2012, Ms. Birgitte Sandgaard, spouse of Mr. Thomas Sandgaard (the Company’s President and CEO), retired from the Company. Ms. Sandgaard signed a retirement agreement, which provided her with a $90 lump sum payment, title to a Company automobile and immediate vesting on all outstanding stock options (with expiration on February 1, 2012). The terms of the retirement agreement also included a release of claims and non-compete. Concurrently, Ms. Sandgaard also entered into a 24-month consulting agreement with the Company, which provides for ongoing consulting by Ms. Sandgaard in exchange for monthly cash payments of $8. The consulting agreement can be cancelled at anytime, provided that a 30 day notice is given, by Ms. Sandgaard or the Company. For the years ended December 31, 2013 and 2012, the Company incurred $8 and $96, respectively in consulting expense in accordance with the consulting agreement.

On November 1, 2013, Mr. Joachim Sandgaard, son of Mr. Thomas Sandgaard, entered into a separation agreement with the Company, which provided him with a $42 lump sum payment and converted 46,000 common stock options into 23,000 common shares at a cashless exercise a price of $0.50.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2013 AND 2012

(16) SEGMENT REPORTING

At December 31, 2013, the Company has determined that it has three reporting segments comprised of the following subsidiaries, ZMI and ZBC, ZND and ZEU, and ZMS. This determination was made based on the nature of the products and services offered to customers or the nature of the function in the organization. The accounting policies for each of these segments are the same as those described in Note 2, and inter-segment transactions are eliminated. Net revenue was primarily generated from sales in the United States.

	ZMI & ZBC	ZND & ZEU	ZMS	TOTAL
YEAR ENDED DECEMBER 31, 2013
Sales	$21,184	$500	$—	$21,684
Gross profit	13,333	211	—	13,544
Total assets	16,455	756	10	17,221
Interest expense	607	-	-	607
Depreciation and amortization	732	99	8	839
Income tax expense (benefit)	(523)	(72)	(195)	(790)
Goodwill impairment	-	251	-	251
Intangible impairment	-	160	-	160
YEAR ENDED DECEMBER 31, 2012
Sales	$39,372	$294	$—	$39,666
Gross profit	30,708	188	-	30,896
Total assets	25,262	674	—	25,936
Interest expense	435	-	-	435
Depreciation and amortization	854	54	4	912
Income tax expense (benefit)	1,264	(236)	(241)	788