Form 10-Q
period 2014-03-31
ZYNEX INC
filed 2014-05-13
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 9 , 2014
Common Stock, par value $0.001	31,171,234

ZYNEX, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$189	$323
Accounts receivable, net	6,284	7,033
Inventory, net	5,011	5,002
Prepaid expenses	244	346
Deferred tax assets, net	72	72
Income tax receivable	893	893
Other current assets	64	35
Total current assets	12,757	13,704
Property and equipment, net	3,012	2,891
Deposits	30	400
Deferred financing fees, net	35	48
Intangible assets, net	168	178
Total assets	$16,002	$17,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$5,608	$5,820
Current portion of notes payable and other obligations	68	92
Accounts payable	2,905	2,743
Income taxes payable	94	96
Accrued payroll and payroll taxes	653	607
Current portion of contingent consideration	7	7
Other accrued liabilities	201	319
Total current liabilities	9,536	9,684
Notes payable and other obligations, less current portion	136	150
Deferred rent	2,811	2,454
Deferred tax liabilities, net	72	72
Warranty liability	12	13
Total liabilities	12,567	12,373
Stockholders’ Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,171,234 (2014 and 2013) shares issued and outstanding	31	31
Paid-in capital	5,617	5,586
Accumulated deficit	(2,165)	(735)
Total Zynex, Inc. stockholders’ equity	3,483	4,882
Noncontrolling interest	(48)	(34)
Total stockholders’ equity	3,435	4,848

Total liabilities and stockholders’ equity	$16,002	$17,221

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	March 31,
	2014	2013
Net revenue:
Rental	$735	$1,679
Sales	2,432	5,989
	3,167	7,668
Cost of revenue:
Rental	135	301
Sales	862	1,890
	997	2,191
Gross profit	2,170	5,477
Selling, general and administrative expense	3,456	5,839
Loss from operations	(1,286)	(362)
Other income (expense):
Interest expense	(158)	(130)
	(158)	(130)
Loss before income taxes	(1,444)	(492)
Income tax benefit	-	182
Net loss	(1,444)	(310)
Plus: Net loss – noncontrolling interest	14	6
Net loss – attributable to Zynex, Inc.	$(1,430)	$(304)
Net loss per share – attributable to Zynex, Inc.:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)
Weighted - average number of common shares outstanding:
Basic	31,171,234	31,148,234
Diluted	31,171,234	31,148,234

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
January 1, 2014	31,171,234	$31	$5,586	$(735)	$(34)	$4,848
Employee stock-based compensation expense	—	—	31	—	—	31
Net loss	—	—	—	(1,430)	(14)	(1,444)
March 31, 2014	31,171,234	$31	$5,617	$(2,165)	$(48)	$3,435

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,444)	$(310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	135	213
Change in the value of contingent consideration	—	4
Provision for losses on accounts receivable	8	136
Amortization of intangible assets	21	15
Amortization of financing fees	13	13
Change in obsolete inventory	14	17
Deferred rent	357	(93)
Employee stock-based compensation expense	31	36
Changes in operating assets and liabilities:
Accounts receivable	741	854
Inventory	(23)	(181)
Prepaid expenses	102	(13)
Deposits and other current assets	(47)	(170)
Accounts payable	162	(382)
Accrued liabilities	(71)	(705)
Income taxes payable	(2)	(427)
Net cash used in operating activities	(3)	(993)
Cash flows from investing activities:
Purchases of equipment and inventory used for rental	(11)	(55)
Change in inventory used for rental	130	247
Net cash provided by investing activities	119	192
Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(212)	696
Payments on notes payable and capital lease obligations	(38)	(37)
Net cash provided by financing activities	(250)	659
Net decrease in cash	(134)	(142)
Cash at the beginning of the period	323	823
Cash at the end of the period	$189	$681

Supplemental cash flow information:
Interest paid	$133	$113
Income taxes paid (including interest and penalties)	$2	$427

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through note payable and capital lease	$—	$72

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Amounts as of December 31, 2013 are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which has previously been filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2014 and the results of its operations and its cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the three months ended March 31, 2014 and  the twelve months ended December 31, 2013, the Company reported negative cash flows from operations of $3 and $382, respectively. In addition, the Company reported a net loss of $1,444 for the three months ended March 31, 2014 and $7,301 for the year ended December 31, 2013, and has no available borrowings as of March 31, 2014 under its line of credit.

As a result of the Company losses from operations, negative operating cash flow, and limited liquidity, the Company’s independent registered public accounting firm’s report on the Company’s consolidated financial statements as of and for the year ended December 31, 2013 includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During 2013 and the first quarter of 2014, the Company encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party Payors (as defined below), which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for the Company ZMI electrotherapy products. In an effort to minimize the impact of health care reform and changes in reimbursement, during the second and third quarters of 2013, the Company made reductions in the its fixed expenses by cutting the Company’s annual employee costs by approximately $4,200 through headcount reductions. In 2013, the Company also renegotiated its existing building lease, under which, among other things, base rent has been lowered. The Company is monitoring the demand for its ZMI electrotherapy products and will make additional expense adjustments as necessary in future periods. Additionally, the Company recently added new products that are less impacted by insurance reimbursement to its ZMI sales channel and are pursuing other opportunities, including the compound and sale of topical and transdermal pain creams. In ZND, the Company is distributing electroencephalography (EEG) sleep diagnostic products in the US, which are all capital goods that are not subject to insurance reimbursement. The Company is also investing in its ZBC division where increased service based revenue is expected going forward. The Company believes these actions will serve to diversify the Company’s product mix and further reduce its dependency on insurance reimbursement. The Company developed its operating plans for 2014 to emphasize cash flow, under which the Company is focusing on its topical pain cream sales, which the Company believes will yield high margins, streamlining the Company’s electrotherapy products sales process and continuing to implement various cost modifications to reduce the Company’s expenses.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Due to the Company’s negative cash flows, there is no guarantee that the Company will be able to meet the requirements of its 2014 budget and limit the use of the Company’s cash.  The Company’s line of credit decreased from $5,820 at December 31, 2013 to $5,608 at March 31, 2014, primarily driven by expense reductions made during the latter part of 2013. Maximum borrowings under the line of credit are $7,000, with zero available to borrow as of March 31, 2014 considering the Company’s asset borrowing base. The Company’s long-term business plan contemplates organic growth in revenues, through the addition of new products to the Company’s sales channel that could mitigate the decline in its ZMI electrotherapy products, and through possible acquisitions. Therefore, in order to support growth in revenue, the Company requires, among other things, funds for the purchase of equipment (primarily for rental inventory), funds for the purchase of inventory and the payment of commissions to sales representatives, funds for the expansion of the Company’s compound pharmacy, and creation of other new product lines.

There is no assurance that the Company’s operations and available borrowings, if any, will provide enough cash for operating requirements including payment of key Company suppliers or for increases in the Company’s inventory of products, as needed, for growth. In addition, the Company is not currently in compliance with its financial covenants under the line of credit, and may not be in compliance in the future which could limit the Company’s ability to draw on its credit line now or in the future, or lead to a default under the line of credit.  A default under the line of credit would generally require the immediate repayment of all outstanding borrowings, which would likely cause the Company to be insolvent. The Company is currently in discussions with the lender and expects to receive a waiver; however, no assurance can be given.  If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the line of credit, the lender can restrict or prevent the Company from borrowing while in default, which could have a material adverse impact on the Company’s cash flow and liquidity and could cause the Company to be insolvent or force the Company into bankruptcy.

The Company is actively seeking external financing through the issuance of debt or sale of equity, and the Company is not certain whether any such financing would be available to the Company on acceptable terms, or at all. Any additional debt would require the approval of Doral Healthcare Finance, the lender under the Company’s line of credit. The Company’s dependence on operating cash flow means that risks involved in the Company’s business can significantly affect the Company’s liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect the Company projected revenue, cash flows from operations and liquidity which may force the Company to curtail its operating plan or impede the Company’s growth.

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

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying condensed consolidated financial statements are associated with the allowance for contractual adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation, valuation of long-lived assets, and income taxes.

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

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

As of March 31, 2014, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

In addition to the allowance for contractual adjustments, the Company records an allowance for uncollectible accounts receivable. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future. At March 31, 2014 and December 31, 2013, the allowance for uncollectible accounts receivable is $1,837.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at March 31, 2014 include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at March 31, 2014 also include the line of credit and notes payable, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other parties for rental or sale to patients. Total (gross) inventories at March 31, 2014 included $5,033 of finished goods, $377 of parts, and $893 of supplies.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. The Company provides reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. To fulfill orders faster, the Company places a large amount of its inventory with field sales representatives. This increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in the Company’s possession, management maintains additional reserves for estimated shrinkage of these inventories based on the Company’s aging. At March 31, 2014, the Company had an allowance for obsolete and damaged inventory of approximately $1,292. The allowance for obsolete and damaged inventory was approximately $1,278 at December 31, 2013. The Company had $703 of open purchase commitments at March 31, 2014.

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

INTANGIBLE ASSETS

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments, which is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock-based compensation expenses are recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period). For awards subject to the achievement of performance metrics, stock-based compensation expense is recognized when it becomes probable that the performance conditions will be achieved.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11

“Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under ASU 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance affects presentation only and, therefore, did not have a material impact on the Company's financial condition, results of operations or cash flows.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have an impact on the Company’s consolidated financial statements.

(3) PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013	Useful lives
	(UNAUDITED)
Office furniture and equipment	$2,073	$2,073	3-7 years
Rental inventory	2,002	2,142	5 years
Vehicles	76	76	5 years
Leasehold improvements	874	486	2-6 years
Assembly equipment	171	171	7 years
	5,196	4,948
Less accumulated depreciation	(2,184)	(2,057)
	$3,012	$2,891

(4) INTANGIBLE ASSETS

Intangible assets as of March 31, 2014 and December 31, 2013, consist of software development costs of $336 and $325, respectively. Accumulated amortization was $168 and $147, respectively.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The calculation of basic and diluted loss per share for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014	2013
Basic:
Net loss applicable to common stockholders	$(1,430)	$(304)
Weighted average shares outstanding – basic	31,171,234	31,148,234
Net loss per share – basic	$(0.05)	$(0.01)

Diluted:
Net loss applicable to common stockholders	$(1,430)	$(304)

Weighted average shares outstanding – basic	31,171,234	31,148,234
Dilutive securities	—	—
Weighted average shares outstanding – diluted	31,171,234	31,148,234
Net loss per share – diluted	$(0.05)	$(0.01)

The effects of potential common stock equivalents related to certain outstanding options for the three months ended March 31, 2014 and 2013 of 1,090,000 and 1,237,000, respectively, have not been included in the computation of diluted net loss per share because the impact of the potential shares would decrease the loss per share.

(6) STOCK-BASED COMPENSATION PLANS

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

In the three months ended March 31, 2014 and 2013, the Company recorded compensation expense related to stock options of $31 and $36, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2014 and 2013 included $2 and $4, respectively, in cost of goods sold and $29 and $32, respectively, in selling, general and administrative expenses.

In the three months ended March 31, 2014, the Company granted options to purchase up to 25,000 shares of common stock to employees at an exercise price of $0.37 . No options were granted during the three months ended March 31, 2013.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the three months ended March 31, 2014:

2014
Weighted average expected term	6.25 years
Weighted average volatility	113%
Weighted average risk-free interest rate	1.3%
Dividend yield	0%

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

A summary of stock option activity under the Option Plan for the three months ended March 31, 2014 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,472,216	$0.57
Granted	25,000	$0.37
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2014	2,497,216	$0.56	7.9 years	$263
Exercisable at March 31, 2014	885,249	$1.02	5.4 years	$10

A summary of status of the Company’s non-vested share awards as of and for the three months ended March 31, 2014 is presented below:

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	1,663,593	$0.29
Granted	25,000	$0.37
Vested	(76,626)	$0.74
Forfeited	—	$—
Non-vested at March 31, 2014	1,611,967	$0.56

As of March 31, 2014, the Company had approximately $295 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 3.28 years.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$7	$7

The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent payments of $3 were made in April 2014 related to 2013.

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

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

liabilities is also included in the line item “Other income (expense)” in the Company’s consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.

Changes in the fair value of the Level 3 liabilities for the three months ended March 31, 2014 were not significant.

(8) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate for the three months ended March 31, 2014 and 2013 was 0% and approximately 37%, respectively. During the three months ended March 31, 2014 the Company generated approximately $535 of deferred tax assets relating primarily to net operating loss carryforwards. However, as realization of these deferred tax assets is not more likely than not, a full valuation allowance was provided against the net deferred tax assets as of March 31, 2014. The Company paid income taxes of $2 during the three months ended March 31, 2014, and received $477 of its income tax refund of $893 as of December 31, 2013, in April 2014.

(9) LINE OF CREDIT

The Company has an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in the Company’s asset borrowing base, under a Loan and Security Agreement as amended, (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 6.75% as of December 31, 2013. The Doral Agreement requires monthly interest payments in arrears on the first date of each month. The Doral Agreement will mature on December 19, 2014. The Company may terminate the Doral Agreement at any time prior to the maturity date upon thirty days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If the Company terminates the Doral Agreement, the Company must pay a specified early termination fee. As of March 31, 2014, $5,608 was outstanding under the Doral Agreement and zero was available for borrowing based on the Company’s current borrowing base.

The Doral Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. This arrangement causes the Doral Agreement to be classified as a current liability.

As of March 31, 2014, the effective interest rate under the Doral Agreement was 10% (7% interest rate and 3% fees).

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of March 31, 2014, the Company was not in compliance with the financial covenants under the Doral Agreement. As a result, all amounts due under the Doral Agreement are callable by the lender. The Company is currently in discussions with the lender and expects to receive a waiver; however, no assurance can be given. If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the Doral Agreement, the lender can restrict or prevent the Company from borrowing while in default, which could have a material adverse impact on the Company’s cash flow and liquidity.

(10) CONCENTRATIONS

The Company sourced approximately 19% and 23% of its electrotherapy products from one vendor during the three months ended March 31, 2014 and 2013, respectively. Management believes that its relationships with suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons, which has caused many of its vendors to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at March 31, 2014 and December 31, 2013 that made up approximately 8% and 7%, respectively, of the net accounts receivable balance.

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

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The Company is currently not a party to any material pending legal proceedings.

(12) SEGMENT REPORTING

At March 31, 2014, the Company has determined that it has three reporting segments comprised of the following subsidiaries, ZMI and ZBC, ZND and ZEU, and ZMS. This determination was made based on the nature of the products and services offered to customers or the nature of the function in the organization. The accounting policies for each of these segments are the same as those described in Note 2, and inter-segment transactions are eliminated.

Net revenue was primarily generated from sales in the United States.

	ZMI & ZBC	ZND & ZEU	ZMS	TOTAL
THREE MONTHS ENDED MARCH 31, 2014
Sales	$3,105	$62	$-	$3,167
Gross profit	2,144	26	-	2,170
Total assets	15,291	704	7	16,002
THREE MONTHS ENDED MARCH 31, 2013
Sales	$7,606	62	$-	$7,668
Gross profit	5,430	47	-	5,477
Total assets	24,142	625	24	24,791

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our ability to avoid insolvency and engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce our goods on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.

These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2013 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

The Company currently has five subsidiaries; ZynexMedical, Inc. (ZMI), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Monitoring Solutions Inc. (ZMS), Zynex Billing and Consulting, LLC (ZBC) and Zynex Europe, Aps (ZEU).

RESULTS OF OPERATIONS (Amounts in thousands):

Overview

Our consolidated net revenue during the first quarter of 2014 was primarily driven by activities in our ZMI subsidiary, primarily from our electrotherapy products, and decreased by 59% over same period in 2013. Our total consolidated selling, general and administrative expenses decreased by 41% over same period in 2013. We generated a loss from operations of $1,286, loss before income tax of $1,444, net loss of $1,444 and net loss per share of $0.05 during the first quarter of 2014.

During 2013 and through the first quarter of 2014, we encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced coverage and reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2013 and through the first quarter of 2014. This uncertainty has led to a decrease in orders for our products, which has been further exacerbated by departures of members of our external sales force. Losses of experienced members of our external sales force causes a further decline in orders until if and when other members of our sales force or new members added to our sales force can reestablish relationships with prescribing medical practitioners.

The Centers for Medicare and Medicaid Services (CMS) added TENS to the DMEPOS Competitive Bidding Program for the Round 1 Re-Compete and subsequently awarded exclusive contracts to several providers in the nine major metropolitan areas in that round. Zynex was unable to bid on those product categories and subsequently, effective January 1, 2014, Zynex is unable to provide services to Medicare patients in those nine metropolitan areas. The Competitive Bidding Program is expected to expand to include additional areas and may be nationwide as soon as 2016. Therefore, due to the additional requirements imposed by CMS, we stopped accepting Medicare as of November 1, 2013, but are required to continue to service existing patients.

The first quarter of every year also presents a high degree of seasonality due to insurance ‘resets’ of patient deductibles, which tends to slow reimbursement and orders for our ZMI business.

In an effort to minimize the impact of health care reform and the resulting slowdown in our orders, we made reductions to our fixed expenses by cutting our annual employee costs by approximately $4.2 million dollars through headcount reductions during the latter part of 2013. We are monitoring the demand for our ZMI electrotherapy products and will make additional expense adjustments as necessary in future periods. Additionally, we added new products that are less impacted by insurance reimbursement to our ZMI sales channel and are pursuing other opportunities, including the sale and compounding of non-sterile topical and transdermal pain creams through an in-house pharmacy. We have obtained 32 state pharmacy licenses thus far and are working to have all state pharmacy licenses this year. Revenue from our pharmacy resulted in approximately 3% of total net revenue for the quarter.

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

Total Net Revenue (Rental and Sales).

	Three months ended
Total net revenue by type (in thousands):	March 31, 2014	March 31, 2013

Net Rental Revenue	$ 735	$ 1,679
Sales of electrotherapy and other privately-labeled distributed products	1,111	2,091
Sale of topical pain cream (pharmacy)	110	-
Sales of recurring consumable supplies	1,211	3,898
Total Net Sales Revenue	2,432	5,989
Total Net Revenue	$ 3,167	$ 7,668

Total net revenue decreased $4,501 or 59% to $3,167 for the quarter ended March 31, 2014, from $7,668 for the quarter ended March 31, 2013.

The decrease was primarily due to a 61% decrease in prescriptions (orders) for our electrotherapy products for the quarter ended March 31, 2014, as compared to the same period in 2013. The overall decrease in total net revenue for the first quarter of 2014 was primarily attributable to industry conditions driven by health care reform, including the related decrease in coverage and reimbursement and uncertainty regarding reimbursement of our products by medical practitioners leading to fewer orders as discussed above. In addition, our receipt of fewer orders has led to a loss of experienced members of our sales force, which further exacerbates our decline in orders. Our decline in orders and related revenues will have a negative future impact on sales of our recurring, consumable supplies, as less of our devices will be in the field for patient use.

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

Net Rental Revenue

Net Rental Revenue decreased $944 or 56% to $735 for the quarter ended March 31, 2014, from $1,679 for the quarter ended March 31, 2013.

The decrease in Net Rental Revenue was primarily due to a 61% decrease in prescriptions (orders) for our electrotherapy products for the quarter ended March 31, 2014, as compared to the same period in 2013. The overall decrease in net rental revenue for first quarter of 2014 was impacted by industry conditions driven by health care reform, and the related decrease in coverage and reimbursement as discussed above. In addition, our receipt of fewer orders has led to a loss of experienced members of our sales force, which further exacerbates our decline in orders.

Net Sales Revenue

Net Sales Revenue decreased $3,557 or 59% to $2,432 for the quarter ended March 31, 2014 from $5,989 for the quarter ended March 31, 2013.

Net Sales Revenue is comprised of three primary components: sales of electrotherapy devices and private-labeled distributed products, representing 35% of total net revenue for the first quarter of 2014, sales of recurring device consumables (batteries and electrodes), representing 38% of total net revenue for first quarter of 2014, and sale of topical pain cream, representing 3% of total net revenue for the first quarter of 2014. This compares to the sale of electrotherapy devices and private-labeled distributed products representing 27% of total net revenue for the first quarter of 2013, sale of device consumables representing 51% of total net revenue for the first quarter of 2013. We did not sell topical pain creams during the first quarter of 2013. The decrease in Net Sales Revenue was primarily due to a 61% decrease in prescriptions (orders) for our electrotherapy products for the first quarter of 2014, as compared to the same period in 2013. The overall decrease in net sales revenue for the first quarter of 2014 was impacted by industry conditions driven by health care reform, and the related decrease in coverage and reimbursement as discussed above. In addition, our receipt of fewer orders has led to a loss of experienced members of our sales force, which further exacerbates our decline in orders.

Gross Profit

Gross profit for the quarter ended March 31, 2014 was $2,170 or 69% of total net revenue compared to $5,477 or 71% of total net revenue in the quarter ended March 31, 2013.

The decrease in the gross profit percentage for the three months ended March 31, 2014 was primarily due to lower sales volume reported in the first three months of 2014, as we had less net revenue to cover fixed costs of manufacturing.

Selling, General and Administrative (“SG&A”)

Total SG&A expenses decreased $2,383, or 41%, to $3,456 for the quarter ended March 31, 2014 from $5,839 for the quarter ended March 31, 2013. Due to our significant decline in revenue during 2013, we made reductions in our fixed expenses by cutting our annual employee costs by approximately $4,200 through headcount reductions. These headcount reductions were executed during the second and third quarters of 2013 and were made across all departments. We also renegotiated our existing building lease, under which, among other things, base rent was lowered.

SG&A expense by department

A summary of expenses by department for the three months ended March 31, 2014 and 2013 is provided below:

	Three months ended
SG&A expense by department	March 31, 2014	% of Net Revenue	March 31, 2013	% of Net Revenue
Sales & Marketing	$ 1,224	39%	$ 1,906	25%
Reimbursement & Billing	1,026	32%	2,231	29%
General & Administrative	928	29%	1,362	18%
Engineering & Operations	217	7%	340	4%
Pharmacy	61	2%	-	-
Total SG&A expenses	$ 3,456	109%	$ 5,839	76%

Our sales and marketing expenses decreased by $682 for the three months ended March 31, 2014 over the same period in 2013, primarily due to less commissions incurred in the current period (total orders decreased 61% for the three months ended March 31, 2014 over the same period in 2013) and changes made to our sales force during the latter half of 2013, which included a reduction in direct sales employees and changes to compensation packages. Our reimbursement and billing expenses decreased by $1,205 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due to a reduction in headcount during the latter part of 2013. Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from Third-party Payors. Therefore, we continue to evaluate and monitor the infrastructure in this department, as it is our primary function for cash collections, which may result in increased expenses in future periods. Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with Third-party Payors could result in an increase to our aggregate accounts receivable collection percentage. Our general and administrative expenses decreased by $434 for the three months ended March 31, 2014 over the same period in 2013, which was primarily the result of a reduction in headcount of administrative personnel during the latter part of 2013. Engineering and operations decreased by $123 for the three months ended March 31, 2014 over the same period in 2013, which was also primarily the result of a reduction in headcount made during the latter part of 2013. Pharmacy expenses increased by $61 for the three months ended March 31, 2014 over the same period in 2013, as we commenced our in-house pharmacy operations at the end of 2013.

Other Expense

Other expense is comprised of interest expense and other (expense) and other income.

Interest expense for the three months ended March 31, 2014 was $158, compared to $130 for the same period in 2013. The increase in interest expense is a result of an increase to our interest rate of 3% per year.

Income Tax Benefit (Expense)

For the three months ended March 31, 2014, the Company did not report any income tax benefit, as compared to an income benefit of $182 for the same period in 2013. We recorded a valuation allowance against the deferred tax assets generated during the three months ended March 31, 2014, as future utilization of such assets is not more likely than not. The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate for the three months ended March 31, 2014 was 0% and for the three months ended March 31, 2013, it was 37%.

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

We have an asset-backed revolving credit facility of up to $7,000, subject to reserves and reductions to the extent of changes in our asset borrowing base, under a Loan and Security Agreement (the “Doral Agreement”) with Doral Healthcare Finance, a division of Doral Money, Inc. Borrowings under the Doral Agreement bear interest at a variable rate equal to the greater of (i) the British Bankers’ Association LIBOR rate as published in The Wall Street Journal for dollar deposits in the amount of $1,000 with a maturity of one month or (ii) 3% per annum, plus, in each case, a margin of 6.75%. The Doral Agreement will mature on December 19, 2014. As of March 31, 2014, the effective interest rate under the Doral Agreement was 10% (7% interest rate and 3% fees). We may terminate the Doral Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Doral Agreement. If we terminate the Doral Agreement, we must pay a specified early termination fee.

The availability of the line of credit depends upon our ongoing compliance with covenants, representations and warranties in the Doral Agreement and borrowing base limitations. Although the maximum amount of the line of credit is $7,000, the amount available for borrowing under the line of credit is subject to a ceiling based upon eligible receivables and other limitations, which may limit our ability to borrow the maximum amount. As of March 31, 2014, $5,608 was outstanding under the Doral Agreement and zero was available for borrowing based on our current borrowing base.

The Doral Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of March 31, 2014, we were not in compliance with the financial covenants under the Doral Agreement. As a result, all amounts due under the credit agreement are callable by the lender. We are currently in discussions with the lender and expect to receive a waiver; however, no assurance can be given. If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the line of credit, the lender can restrict or prevent us from borrowing while in default, which could have a material adverse impact on our cash flow and liquidity and cause us to be insolvent.

Limited Liquidity

As a result of the losses we suffered in 2013, our recurring negative cash flows from operations, and limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2013.

Limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. This condition raises substantial doubt about our ability to continue as a going concern. Cash at March 31, 2014 was $189, compared to cash at December 31, 2013 of $323.

Cash used in operating activities was $3 for the three months ended March 31, 2014 compared to $993 of cash used in operating activities for the three months ended March 31, 2013. The primary uses of cash in operations for the three months ended March 31, 2014 was the result of the net loss reported for the period, which were offset primarily by a decrease in accounts receivable, and an increase in accounts payable and non-cash expenses. The primary uses of cash in operations for the three months ended March 31, 2013 was the result of the net loss reported for the period, decreases in accounts payable, accrued expenses and income taxes payable, which were partially offset by a decrease in accounts receivable.

Cash provided by investing activities for the three months ended March 31, 2014 was $119 compared to cash provided by investing activities of $192 for the three months ended March 31, 2013. Cash provided by investing activities for the three months ended March 31, 2014 primarily represents an increase in cash flows relating to the change in inventory held for rental, offset by purchase of equipment. Cash provided by investing activities for the three months ended March 31, 2013 primarily represents an increase in cash flows relating to the change in inventory held for rental, which reflected the change in our revenue mix towards selling rather than renting our products, offset by purchase of equipment.

Cash used by financing activities was $250 for the three months ended March 31, 2014 compared with cash provided by financing activities of $659 for the three months ended March 31, 2013. The primary financing uses of cash during the three months ended March 31, 2014 were net payments on our line of credit and payments on notes payable and capital lease obligations. The primary sources of cash for the three months ended March 31, 2013 were net borrowings under the line of credit, partially offset by payments on notes payable and capital lease obligations.

Our limited liquidity is primarily a result of (a) our significant reduction of revenue and inability to cut costs at the same pace, (b) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (c) the required high levels of inventory kept with sales representatives held at the offices of health care providers that are standard in the electrotherapy industry, (d) the potential need for expenditures to continue to enhance the Company’s internal billing processes, (e) the delayed cost recovery inherent in rental transactions, and (f) expenditures required for on-going product development and payments to suppliers and vendors. In addition, during 2013, we encountered industry challenges, specifically related to health care reform that affected demand in our core electrotherapy business, ZMI. These factors have resulted in coverage and reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced coverage and reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2013 and through the first quarter of 2014.

Limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. During 2013, we encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. In an effort to minimize the impact of health care reform and changes in reimbursement, during the second and third quarters of 2013, we made reductions in our fixed expenses by cutting our annual employee costs by approximately $4,200 through headcount reductions and extended payment terms with vendors. In 2013, we also renegotiated our existing building lease, under which, among other things, base rent has been lowered. We are monitoring the demand for our ZMI electrotherapy products and will make additional expense adjustments as necessary in future periods. Additionally, we recently added new products that are less impacted by insurance reimbursement to our ZMI sales channel and are pursuing other opportunities, including the compound and sale of topical and transdermal pain creams. In ZND, we are distributing electroencephalography (EEG) sleep diagnostic products in the US, which are all capital goods that are not subject to insurance reimbursement. We are also investing in our ZBC division where increased service based revenue is expected going forward. We believe these actions will serve to diversify our product mix and further reduce dependency on insurance reimbursement. We developed our operating plans for 2014 to emphasize cash flow, under which we are focusing on our topical pain cream sales, which we believe will yield high margins, streamlining our electrotherapy products sales process and continuing to implement various cost modifications to reduce our expenses.

Due to our negative cash flows, there is no guarantee that we will be able to meet the requirements of our 2014 budget and limit the use of our cash. Our line of credit decreased from $5,820 at December 31, 2013 to $5,608 at March 31, 2014, primarily driven by expense reductions made during the latter part of 2013. Maximum borrowings under the line of credit are $7,000 subject to our asset borrowing base, with zero available to borrow as of March 31, 2014. Our long-term business plan contemplates organic growth in revenues, through the addition of new products to our sales channel that could mitigate the decline in our ZMI electrotherapy products, and through possible acquisitions. Therefore, in order to support growth in revenue, we require, among other things, funds for the purchase of equipment (primarily for rental inventory), funds for the purchase of inventory and the payment of commissions to sales representatives, funds for the expansion of our compound pharmacy, and creation of other new product lines.

There is no assurance that our operations and available borrowings, if any, will provide enough cash for our operating requirements, including payment of our key suppliers or for increases in our inventory of products, if needed. We have revised and extended payment terms with most suppliers and vendors and if such parties cease doing business with us it may have a material adverse effect on our business. In addition, we are not currently in compliance with the financial covenants in the Doral Agreement, and may not be in compliance in the future which could limit our ability to draw on our credit line now or in the future, or lead to a default under the Doral Agreement. A default under the Doral Agreement would generally require the immediate repayment of all outstanding borrowings and we do not have cash on hand or other liquid assets to do so. We are currently in discussions with the lender and expect to receive a waiver; however, no assurance can be given. If a waiver is not obtained, in addition to demanding immediate payment of amounts outstanding under the line of credit, the lender can restrict or prevent us from borrowing while in default, which could have a material adverse impact on our cash flow and liquidity, including causing us to be insolvent and force us into bankruptcy.

We are actively seeking external financing through the issuance of debt or sale of equity, and we are not certain whether any such financing would be available to us on acceptable terms, or at all. Any additional debt would require the approval of Doral Healthcare Finance. Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity which may force us to curtail our operating plan or impede our growth.

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

As of March 31, 2014, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014, and Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further discussion of our “Critical Accounting Policies.”

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as March 31, 2014 due to the material weakness in our internal control over financial reporting, which is described below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiency that represents a material weakness as of March 31, 2014:

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there was a material weakness as identified in this report, we believe that our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, fairly present our financial position, results of our operations and cash flows for the periods presented in all material respects.

We are committed to improving our internal control over financial reporting.  As part of this control improvement, we plan to (1) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to us), and (2) continue to retain and utilize an outside independent consulting firm to assist us with assessing and testing the effectiveness of our internal control over financial reporting.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the members of our Board of Directors and our audit committee who resigned in January 2014 and who oversaw our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings

ITEM 1A. RISK FACTORS

If we are unable to improve our liquidity by raising additional capital or generating sufficient revenue to Pay our debt obligations and fund our operating expenses, we may become insolvent and be unable to continue as a Going Concern.

Our limited liquidity may restrict our ability to pay our debt obligations and to carry out our current business plans. For the three months ended March 31, 2014 and the twelve months ended December 31, 2013, we reported negative cash flows from operations of $3 and $382, respectively. In addition, we reported a net loss of $1,444 for the three months ended March 31, 2014 and $7,301 for the year ended December 31, 2013.  As a result of our losses from operations, negative operating cash flow, and limited liquidity, our independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2013 includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern.

The outstanding balance of our line of credit at March 31, 2014 is $5,608, with no ability to currently draw any additional amounts on the line of credit. In addition, we are not currently in compliance with the financial covenants under our line of credit and may not be in compliance in the future which could limit our ability to draw on our credit line now or in the future, or lead to a default.  A default under our line of credit would generally require the immediate repayment of all outstanding borrowings, and we do not have cash on hand or other liquid assets to repay the outstanding borrowings.  The lender under our line of credit also requires a lockbox arrangement whereby all cash receipts are swept daily to reduce borrowings outstanding under the line of credit, which further limits the amount of cash we have on hand to fund our operating expenses.  In addition, we have had to revise and extend the payment terms with many of our key supplier and vendors.  If our key suppliers and vendors cease doing business with us, it will have a material adverse effect on our business.

If we are unable to raise sufficient funds from additional borrowing or capital raising or generate sufficient revenues to meet our debt obligations and fund our operating expenses, we may default under our line of credit, be unable to pay our suppliers and vendors and otherwise be unable to fund our operations leaving us unable to continue our business as a going concern. If we become insolvent or are in default under certain agreements, including our line of credit, we may need to declare or be forced into bankruptcy.  These matters raise substantial doubt about our ability to continue as a going concern.

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

ZYNEX, INC.
Dated: May 13, 2014	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: May 13, 2014	/s/ Anthony A. Scalese
Anthony A. Scalese
Chief Financial Officer