Form 10-Q
period 2014-06-30
ZYNEX INC
filed 2014-10-10
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 6 , 2014
Common Stock, par value $0.001	31,271,234

ZYNEX, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$311	$323
Accounts receivable, net	4,982	7,033
Inventory, net	2,583	5,002
Prepaid expenses	173	346
Deferred tax assets, net	72	72
Income tax receivable	371	893
Other current assets	35	35
Total current assets	8,527	13,704
Property and equipment, net	2,051	2,891
Deposits	11	400
Deferred financing fees, net	—	48
Intangible assets, net	154	178
Total assets	$10,743	$17,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$4,876	$5,820
Current portion of notes payable and other obligations	35	92
Accounts payable	3,000	2,743
Income taxes payable	91	96
Accrued payroll and payroll taxes	368	607
Current portion of contingent consideration	4	7
Deferred revenue	1,296	—
Other accrued liabilities	136	319
Total current liabilities	9,806	9,684
Notes payable and other obligations, less current portion	121	150
Deferred rent	2,832	2,454
Deferred tax liabilities, net	72	72
Warranty liability	12	13
Total liabilities	12,843	12,373
Stockholders’ (Deficit) Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,171,234 (2014 and 2013) shares issued and outstanding	31	31
Paid-in capital	5,641	5,586
Accumulated deficit	(7,718)	(735)
Total Zynex, Inc. stockholders’ (deficit) equity	(2,046)	4,882
Noncontrolling interest	(54)	(34)
Total stockholders’ (deficit) equity	(2,100)	4,848

Total liabilities and stockholders’ (deficit) equity	$10,743	$17,221

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue:
Rental	$589	$1,643	$1,324	$3,322
Sales	760	3,829	3,192	9,818
	1,349	5,472	4,516	13,140
Operating expenses:
Cost of revenue rental	268	398	403	699
Cost of revenue sales	903	1,485	1,765	3,375
Cost of revenue write-off of noncore inventory	2,655	—	2,655	—
Selling, general and administrative expense	2,947	6,153	6,403	11,986
Loss from operations	(5,424)	(2,564)	(6,710)	(2,920)
Other income (expense):
Interest expense	(144)	(214)	(302)	(344)
Other income:	9	78	9	72
	(135)	(136)	(293)	(272)
Loss before income taxes	(5,559)	(2,700)	(7,003)	(3,192)
Income tax benefit	—	973	—	1,155
Net loss	(5,559)	(1,727)	(7,003)	(2,037)
Plus: Net loss – noncontrolling interest	6	11	20	17
Net loss – attributable to Zynex, Inc.	$(5,553)	$(1,716)	$(6,983)	$(2,020)
Net loss per share – attributable to Zynex, Inc.:
Basic	$(0.18)	$(0.06)	$(0.22)	$(0.06)
Diluted	$(0.18)	$(0.06)	$(0.22)	$(0.06)
Weighted - average number of common shares outstanding:
Basic	31,171,234	31,148,234	31,171,234	31,148,234
Diluted	31,171,234	31,148,234	31,171,234	31,148,234

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
January 1, 2014	31,171,234	$31	$5,586	$(735)	$(34)	$4,848
Employee stock-based compensation expense	—	—	55	—	—	55
Net loss	—	—	—	(6,983)	(20)	(7,003)
June 30, 2014	31,171,234	$31	$5,641	$(7,718)	$(54)	$(2,100)

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,003)	$(2,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	284	417
Writeoff of non-core inventory	2,005	—
Writeoff of rental units	650	—
Change in the value of contingent consideration	—	(70)
Provision for losses on accounts receivable	(827)	289
Amortization of intangible assets	25	30
Impairment of intangible assets	—	100
Impairment of goodwill	—	39
Amortization of financing fees	48	25
Change in obsolete inventory	14	192
Deferred rent	377	678
Employee stock-based compensation expense	55	69
Gain on asset disposal	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	2,877	2,160
Inventory	400	123
Income tax receivable	522
Prepaid expenses	173	49
Deposits and other current assets	—	(1,601)
Accounts payable	258	51
Accrued liabilities	(418)	(909)
Deferred revenue	1,296	—
Income taxes payable	(5)	(539)
Net cash provided by (used in) operating activities	731	(940)
Cash flows from investing activities:
Sales (purchases) of equipment	142	(438)
Change in inventory used for rental	150	111
Payments on contingent consideration	(4)	(3)
Net cash provided by (used in) investing activities	288	(330)
Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(944)	964
Payments on notes payable and capital lease obligations	(87)	(72)
Net cash (used in) provided by financing activities	(1,031)	892
Net decrease in cash	(12)	(378)
Cash at the beginning of the period	323	823
Cash at the end of the period	$311	$445

Supplemental cash flow information:
Interest paid	$133	$315
Income taxes paid (including interest and penalties)	$2	$539

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through note payable and capital lease	$—	$137

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2014 and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The Company reported a net loss of $7,003 for the six months ended June 30, 2014 and $7,340 for the year ended December 31, 2013, and has no available borrowings as of June 30, 2014 under its line of credit.  As a result of the Company losses from operations, negative operating cash flow, and limited liquidity, the Company’s independent registered public accounting firm’s report on the Company’s consolidated financial statements as of and for the year ended December 31, 2013 includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During 2013 and the first half of 2014, the Company encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party Payors (as defined below), which has caused uncertainty to exist at the medical practitioner level causing a decline in demand for the Company’s ZMI electrotherapy products. In an effort to minimize the impact of health care reform and changes in reimbursement, during the second and third quarters of 2013 and in the first half of 2014, the Company made reductions in its operating expenses by cutting the Company’s annual employee costs by approximately $7,000 through headcount reductions. In 2013, the Company also renegotiated its existing building lease, under which, among other things, base rent has been lowered. Additionally, the Company recently added new products that are less impacted by insurance reimbursement to its ZMI sales channel, including the compound and sale of topical and transdermal pain creams. The Company developed its operating plans for 2014 to emphasize cash flow, under which the Company is focusing on its topical pain cream sales, which the Company believes will yield high margins, streamlining the Company’s electrotherapy products sales process and continuing to implement various cost modifications to reduce the Company’s expenses.

During the second quarter of 2014, the Company narrowed its focus to NexWave, InWave and NeuroMove electrotherapy products and continued to build the sales representative group for its TENS product and compound pain cream solutions. As part of that effort, it restructured internal operations, including manufacturing, billing and customer service. In addition, the Company has developed a plan to consolidate operations into approximately one-third of the space currently occupied at its existing facility, and is in advanced negotiations with the landlord to turn over the remaining space to the landlord, including most of the furniture and fixtures in that space. The Company expects to finalize these negotiations in late October 2014. Although no terms have been finalized, management anticipates that the possible reduction in facilities will reduce rent expense by approximately $1,000 per year, beginning in the fourth quarter of 2014.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Due to the Company’s negative cash flows, there is no guarantee that the Company will be able to meet the objectives of its 2014 operating plan.  The amount outstanding on the Company’s line of credit decreased from $5,820 at December 31, 2013 to $4,876 at June 30, 2014, primarily driven by collection of accounts receivable. On July 14, 2014, the Company received notice from Triumph Healthcare Finance (the “Lender”) of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it would no longer make additional loans under the Triumph Agreement and was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to make additional loans to the Company. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from creditors.    This default under the Triumph Agreement and potential remedies the Lender can demand, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term business plan contemplates organic growth in revenues, through the addition of new products to the Company’s sales channel, that could mitigate the decline in its ZMI electrotherapy products. Therefore, in order to support growth in revenue, the Company requires, among other things, funds for the purchase of equipment (primarily for rental inventory), funds for the purchase of inventory and the payment of commissions to sales representatives, funds for the expansion of the Company’s compound pharmacy, and the potential creation of other new product lines. There is no assurance that the Company’s operations and future access to new capital, if any, will provide enough cash for operating requirements including payment of key Company suppliers or for increases in the Company’s inventory of products, as needed, for growth.

Also in the second quarter of 2014, revenue was negatively impacted by the Company’s inability to purchase supplies (primarily electrodes and batteries) due to a lack of liquidity. As a result, the Company was unable to ship consumable supplies to patients amounting to $1,641 compared to $468 in the first quarter. As a result, the Company recorded a liability for deferred revenue in the amount of $1,296 which represents amounts paid for products that were not shipped prior to June 30, 2014. There was no such liability at December 31, 2013.

The Company is actively seeking external financing through the issuance of debt or sale of equity, and the Company is not certain whether any such financing would be available to the Company on acceptable terms, or at all. Any additional debt would require the approval of the lender. The Company’s dependence on operating cash flow means that risks involved in the Company’s business can significantly affect the Company’s liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect the Company projected revenue, cash flows from operations and liquidity which may force the Company to curtail its operating plan or impede the Company’s ability to grow.

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

NONCONTROLLING INTEREST

Noncontrolling interest in the equity of a subsidiary is accounted for and reported as stockholders’ (deficit) equity. Noncontrolling interest represents the 20% ownership in the Company’s majority-owned subsidiary, ZBC.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Due to the nature of the industry and the reimbursement environment in which the Company operates, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

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

As of June 30, 2014, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

In addition to the allowance for contractual adjustments, the Company records an allowance for uncollectible accounts receivable. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future. At June 30, 2014 and December 31, 2013, the allowance for uncollectible accounts receivable is $1,010 and $1,837, respectively.

At June 30, 2014, the Company recorded a liability for deferred revenue in the amount of $1,296 which represents amounts paid by Third-party Payors for consumable supplies that were not shipped to patients as of June 30, 2014. There was no such liability at December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at June 30, 2014 include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at June 30, 2014 also include the line of credit and notes payable, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. In the second quarter of 2014, the Company narrowed its focus to the NexWave, InWave and NeuroMove electrotherapy products and building the sales representative group for its TENS product and compound pain cream solutions.  As a result, the Company wrote off all inventory unrelated to those specific product lines and recorded a charge to cost of revenue – write-off of noncore inventory in the amount of $2,005, for the three and six month periods ended June 30, 2014. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other parties for rental or sale to patients. Total (gross) inventories at June 30, 2014 included $2,394 of finished goods, $289 of parts, and $403 of supplies.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. The Company provides reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. To fulfill orders faster, the Company places a large amount of its inventory with field sales representatives. This increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in the Company’s possession, management maintains additional reserves for estimated shrinkage of these inventories based on the Company’s aging. At June 30, 2014, the Company had an allowance for obsolete and damaged inventory of approximately $503. The allowance for obsolete and damaged inventory was approximately $1,278 at December 31, 2013. The decrease from December 31, 2013 is due primarily to the writeoff of non-core inventory discussed above. In addition, in the second quarter of 2014, in addition to the write-offs the Company changed its method of estimation for determining allowances for obsolete and damaged inventory. The Company now estimates that finished units held for sale will be reserved beginning in year three and fully reserved after four years compared to five years. This change in estimate had the effect of increasing the allowances for obsolete and damaged inventory by approximately $246 at June 30, 2014 and increasing cost of revenue – sales by approximately $246 ($0.01 per share). The Company had $81 of open purchase commitments at June 30, 2014.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Products on rental contracts are placed in property and equipment and depreciated over their estimated useful life. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method over the useful life of the asset. As rental inventory contributes directly to the revenue generating process, the Company classifies the depreciation of rental inventory in cost of revenue. As a result of the Company’s change in product focus discussed above, the Company wrote-off all rental inventory unrelated to those specific product lines and recorded a charge to cost of revenue-write off of non core inventory of $650 for the three and six months ended June 30, 2014.

Repairs and maintenance costs are charged to expense as incurred.

INTANGIBLE ASSETS

Intangible assets with estimable lives are amortized in a pattern consistent with the asset’s identifiable cash flows or using a straight- line method over their remaining estimated benefit periods if the pattern of cash flows is not estimable. The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If the carrying amount of the assets exceeds the undiscounted cash flows the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Intangible assets primarily include capitalized software. The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the entity’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.  When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of five years.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB)  issued Accounting Standards Update (ASU) No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted.  The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under ASU 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance affects presentation only and, therefore, did not have a material impact on the Company's financial condition, results of operations or cash flows.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

(3) PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013	Useful lives
	(UNAUDITED)
Office furniture and equipment	$1,963	$2,073	3-7 years
Rental inventory	1,448	2,142	5 years
Vehicles	76	76	5 years
Leasehold improvements	874	486	2-6 years
Assembly equipment	171	171	7 years
	4,532	4,948
Less accumulated depreciation	(2,481)	(2,057)
	$2,051	$2,891

(4) INTANGIBLE ASSETS

Intangible assets as of June 30, 2014 and December 31, 2013, consist of software development costs of $345 and $325, respectively. Accumulated amortization was $191 and $147, respectively.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

The calculation of basic and diluted loss per share for the three and six months ended June, 2014 and 2013 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic:
Net loss applicable to common stockholders	$(5,553)	$(1,716)	$(6,983)	$(2,020)
Weighted average shares outstanding – basic	31,171,234	31,148,234	31,171,234	31,148,234
Net loss per share – basic	$(0.18)	$(0.06)	$(0.22)	$(0.06)

Diluted:
Net loss applicable to common stockholders	$(5,553.00)	$(1,716.00)	$(6,983.00)	$(2,020.00)

Weighted average shares outstanding – basic	31,171,234	31,148,234	31,171,234	31,148,234
Dilutive securities	—	—	—	—
Weighted average shares outstanding – diluted	31,171,234	31,148,234	31,171,234	31,148,234
Net loss per share – diluted	$(0.18)	$(0.06)	$(0.22)	$(0.06)

The effects of potential common stock equivalents, related to certain outstanding options for the three and six months ended June 30, 2014 and 2013 have not been included in the computation of diluted net loss per share because the impact of the potential shares would decrease the loss per share.

(6) STOCK-BASED COMPENSATION PLANS

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

In the three months ended June 30, 2014 and 2013, the Company recorded compensation expense related to stock options of $25 and $33, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2014 and 2013 included $2 and $4, respectively, in cost of goods sold and $23 and $29, respectively, in selling, general and administrative expenses.

In the six months ended June 30, 2014 and 2013, the Company recorded compensation expense related to stock options of $55 and $69, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2014 and 2013 included $4 and $7, respectively, in cost of goods sold and $51 and $62, respectively, in selling, general and administrative expenses.

In the six months ended June 30, 2014, the Company granted options to purchase up to 50,000 shares of common stock to employees at a weighted average exercise price of $0.34 .

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the six months ended June 30, 2014:

2014
Weighted average expected term	6.25 years
Weighted average volatility	114%
Weighted average risk-free interest rate	1.5%
Dividend yield	0%

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

A summary of stock option activity under the Option Plan for the six months ended June 30, 2014 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,472,216	$0.57
Granted	50,000	$0.34
Exercised	—
Forfeited	(919,822)	$0.29
Outstanding at June 30, 2014	1,602,394	$0.66	7.1 years	$—
Exercisable at June 30, 2014	801,875	$1.00	5.2 years	$—

A summary of status of the Company’s non-vested share awards as of and for the six months ended June 30, 2014 is presented below:

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	1,663,593	$0.29
Granted	50,000	$0.29
Vested	(90,002)	$0.69
Forfeited	(823,072)	$0.25
Non-vested at June 30, 2014	800,519	$0.28

As of June 30, 2014, the Company had approximately $146 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 3.02 years.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$4	$4

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. Contingent payments of $4 were made in April 2014 related to 2013.

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

Changes in the fair value of the Level 3 liabilities for the three and six months ended June 30, 2014 were not significant.

(8) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 0% for both the three and six months ended June 30, 2014 and was approximately 36% for the corresponding 2013 periods. During the three and six months ended June 30, 2014 the Company generated approximately $1,999 and $2,514 of deferred tax assets relating primarily to net operating loss carryforwards. However, as realization of these deferred tax assets is not more likely than not, a full valuation allowance was provided against the net deferred tax assets as of June 30, 2014. The Company paid income taxes of $0 and $2 during the three and six months ended June 30, 2014, and received $522 of its income tax receivable of $893 in April 2014.

(9) LINE OF CREDIT

The Company has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank. The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of June 30, 2014, the Company was not in compliance with the financial covenants under the Triumph Agreement. On July 14, 2014, the Company received notice from Triumph of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it would no longer make additional loans under the Triumph Agreement and was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to make additional loans to the Company. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from creditors.   As of June 30, 2014, $4,876 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status and demand for accelerated payment. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of June 30, 2014, the effective interest rate under the Triumph Agreement was 11.18% (6.75% interest rate plus 3% additional default interest rate and 1.43% fees). The Triumph Agreement requires monthly interest payments in arrears on the first date of each month. The Triumph Agreement will mature on December 19, 2014.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(10) CONCENTRATIONS

The Company sourced approximately 19% and 21% of its electrotherapy products from one vendor during the six months ended June 30, 2014 and 2013, respectively. Management believes that its relationships with suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons, which has caused many of its vendors to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at June 30, 2014 and December 31, 2013 that made up approximately 8% and 7%, respectively, of the net accounts receivable balance.

(11) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(12) SEGMENT REPORTING

At June 30, 2014, the Company has determined that it has one reporting segment, the Electrotherapy and Pain Management segment, which includes the ZMI TENS units and compound pain creams that accounted for 92% of  total net revenue for the six months ended June 30, 2014. The determination was made based on the fact that the products are marketed through the same sales representatives and to the same medical providers whether the provider writes a prescription for a TENS device or compound pain cream. As discussed in Note 1, during the quarter ended June 30, 2014, the Company has narrowed its focus to these products. The revenue generated from the sale of other products and services is not significant.

Net revenue was primarily generated from sales in the United States.

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

These interim financial statements should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2013 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

The Company currently has five subsidiaries; Zynex Medical, Inc. (ZMI), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Monitoring Solutions Inc. (ZMS), Zynex Billing and Consulting, LLC (ZBC) and Zynex Europe, Aps (ZEU). The Company operates in one primary business segment, Electrotherapy and Pain Management Products, which represents approximately 92% of total net revenue for the six months ended June 30, 2014. ZBC services represented 5% of total net revenue for the six months ended June 30, 2014.

RESULTS OF OPERATIONS (Amounts in thousands):

Background

After more than a decade of consecutive double digit annual growth Zynex had revenues of approximately $40,000 in 2012. Revenue declined in 2013 to approximately $22,000 and further declined to $4,516 for the first six months of 2014 compared to $13,140  in the corresponding period in 2013. The primary reasons for the decline in revenue were the impact of Medicare and healthcare reform, and a shift in Zynex’s independent sales force to sell transdermal compounded pain cream from competing pharmacies rather than focusing in selling the company’s TENS products.

In addition, in the latter part of 2012, Medicare eliminated reimbursement for low-back pain while still covering TENS for other indications. Medicare also continued increasing the requirements for paperwork and documentation. As a result, late in 2013 Zynex began declining orders for Medicare and Medicaid patients. Commercial and workers’ compensation insurance plans continue to reimburse at similar levels as in previous years and have not adopted Medicare’s limited coverage.

Total net revenue has declined each quarter since December 31, 2012.

Total net revenue by quarter (in thousands)
First quarter 2012	$8,944
Second quarter 2012	10,026
Third quarter 2012	10,102
Fourth quarter 2012	10,594

First quarter 2013	7,668
Second quarter 2013	5,472
Third quarter 2013	5,191
Fourth quarter 2013	3,353

First quarter 2014	3,167
Second quarter 2014	1,349

As noted above, many industry sales representatives, including those representing Zynex, began offering prescription TransDermal Pain Creams (TDPC) to their accounts, a type of sale that pays much higher commissions with less paperwork than TENS devices and no interaction with patients. TDPC, like TENS, offers very effective, non-addictive pain management with minimal side effects.  Zynex did not offer a TDPC solution prior to 2014, which resulted in sales reps spending less time promoting Zynex products as well as a significant number of sales reps dropping Zynex’s products due to the trend toward TDPC. In addition, the remaining sales reps are generally producing fewer orders for TENS than before the TDPC products were introduced.  In late 2013, Zynex made a decision to open its own compounding pharmacy. The new operation which operates within ZMI, trade name “Pharmazy”, was operational in November 2013 and the first state licenses were obtained in February of 2014. To date Zynex is licensed in 39 states across the US and is working with a third party pharmacy in the states where it is not yet licensed. We are recruiting new sales reps and believe that Zynex offers them an attractive option since we believe that we are the only company in the market that currently offers both TENS and TDPC solutions on the same Rx pad. However, since we are new to the compounding pharmacy business, we need to build a sales force and credibility in the TDPC market.

Revenue in the second quarter of 2014 was also negatively impacted by our inability to purchase supplies (primarily electrodes and batteries) due to a lack of liquidity. During the second quarter, we were unable to purchase and ship consumable supplies to patients amounting to $1,641 compared to $468 in the first quarter. In the third quarter of 2014, Zynex began receiving supplies from vendors and shipping them to customers. As of September 30, 2014 the Company shipped consumable supplies to patients for orders through September 9, 2014.

In an effort to minimize the impact of the issues discussed above and the resulting slowdown in our orders, we made reductions to our operating expenses, particularly employee related costs through headcount reductions beginning in the middle of 2013, reducing headcount by 102 employees by December 31, 2013. Headcount has been reduced from 153 employees to 114 employees at June 30, 2014.

For the three months and six months ended June 30, 2014 revenue from our pharmacy resulted in approximately 19% and 8% of total net revenue respectively.

In an effort to drive revenue growth for the future, in the second quarter of 2014, we narrowed our focus to our NexWave, InWave and NeuroMove electrotherapy products and continuing to build the sales representative group for our TENS and TDPC solutions. As part of this effort, we have restructured our internal operations, including manufacturing, billing and customer service. In addition, we have developed a plan to consolidate our operations into approximately one-third of the space we currently occupy at our existing facility, and are in in advanced negotiations with the landlord to turn over the remaining space to the landlord, including most of the furniture and fixtures in that space. We expect to finalize these negotiations in late October 2014.  The reduction in facilities is expected to reduce our rent expense by approximately $1,000 per year. We expect to begin realizing this savings in the fourth quarter of 2014. As a result of the restructuring activity, we recorded a charge to cost of revenue – write-off of noncore inventory in the amount of $2,655 consisting of $2,005 of inventory and $650 of rental units in the quarter ended June 30, 2014.

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

Total net revenue decreased $4,123 or 75% to $1,349 for the quarter ended June 30, 2014, from $5,472 for the quarter ended June 30, 2013. For the six months, total net revenue decreased $8,624 or 66% to $4,516 for the period ended June 30, 2014, from $13,140 for the comparable 2013 period. The decreases in each period were primarily due to reductions in prescriptions (orders) for our electrotherapy products as compared to the same periods in 2013. In addition, net revenue for the three and six month periods ended June 30, 2014 was negatively impacted by our inability to purchase and ship consumable supplies (primarily batteries and electrodes) to patients which resulted in $1,641 less net revenue for the three and six month periods. These decreases were partially offset by net revenues for sales of our compounded pain creams of $258 in the second quarter and $368 for the six month periods in 2014. Total net revenue also continues to suffer from the ongoing effects of the decline in our sales force and industry conditions driven by healthcare reform. The decline in orders for TENS devices and related revenues will also have a negative future impact on sales of our recurring consumable supplies, as fewer of our devices will be in the field for patient use.

Operating Expenses

Cost of revenue – rental declined $130 to $268 for the three months ended June 30, 2014 compared to $398 for the 2013 period.  For the six months ended June 30, 2014 cost of revenue – rental was $403, a reduction of $296 from $699 in the 2013 period. The lower costs reflect the decline in net rental revenue.

Cost of revenue – sales declined $582 to $903 for the three months ended June 30, 2014 compared to $1,485 for the 2013 period.  For the six months ended June 30, 2014 cost of revenue – sales was $1,765, a reduction of $1,610 from $3,375 in the 2013 period. The lower costs reflect the decline in net sales revenue and an increase in allowance for obsolete and damaged inventory. Cost of revenue – sales exceeds net revenue from sales in the three months ended June 30, 2014 as a result of the low sales volume resulting from the deferred revenue and a change in estimate related to the allowance for obsolete and damaged inventory which amounted to $246 in the 2014 period.

Cost of revenue – write-off of noncore inventory represents the write-off of inventory and rental units as a result of our narrowed focus on the sale of our NexWave, InWave and NeuroMove electrotherapy products and building the sales representative group for our electrotherapy and pain cream solutions. As a result, we wrote off inventory of $2,005 and rental units of $650 .

Selling, General and Administrative (“SG&A”) expenses decreased $3,206, or 52%, to $2,947 for the quarter ended June 30, 2014 from $6,153 for the quarter ended June 30, 2013. Due to the significant decline in revenue beginning in 2013, we have reduced operating expenses through headcount reductions, renegotiated the base rent under our existing lease, and reduced other discretionary spending. Items with significant reductions in SG&A expenses for the three months ended June 30, 2014 compared to June 30, 2013 consisted of employee related costs ($2,078), sales commissions ($571), facilities ($181), legal and professional fees ($303), and travel ($167).  For the six months ended June 30, 2014, total SG&A expenses decreased $5,583, or 47%, to $6,403 from $11,986 for the period ended June 30, 2013. Items with significant reductions in SG&A expenses for the six months ended June 30, 2014 compared to June 30, 2013 consisted of employee related costs ($3,531), sales commissions ($972), facilities ($212), legal and professional fees ($398), office expenses ($378), and travel ($353).

Other Expense

Other expense is comprised of interest expense and other income. Interest expense for the three months ended June 30, 2014 was $144, compared to $214 for the same period in 2013.  The reduction in interest expense is the result of lower average borrowings in the 2014 period, partially offset by an increase to the interest rate of 3% per year as a result of our non-compliance with certain covenants under the Triumph loan agreement (as more fully described below). Interest expense for the six months ended June 30, 2014 was $302, compared to $344 for the same period in 2013, reflecting lower average borrowings, partially offset by the increase in the interest rate due to the default. The balance outstanding on the Triumph loan was as follows:

December 31, 2012	$5,906
June 30, 2013	$6,870
December 31, 2013	$5,820
June 30, 2014	$4,876

Income Tax Benefit

For the three and six month periods ended June 30, 2014, the Company did not report any income tax benefit, as compared to an income benefit of $973 and $1,155 for the corresponding periods in 2013. We recorded a valuation allowance against the deferred tax assets generated during the three and six months ended June 30, 2014, as future utilization of such assets is not more likely than not in the future. The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate for the three and six months ended June 30, 2014 was 0% and for the three and six months ended June 30, 2013, it was 36%.

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

The Company has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of June 30, 2014, the effective interest rate under the Triumph Agreement was 11.18% (6.75% base interest rate plus 3% default interest rate plus 1.43% fees). The Triumph Agreement will mature on December 19, 2014.

The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of June 30, 2014, we were not in compliance with the financial covenants under the Triumph Agreement. As reported on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014, on July 14, 2014, Zynex received notice from Triumph (the “Lender”) of an event of default under the Company’s Loan and Security Agreement with the Lender dated December 19, 2011, as amended ( the “Credit Agreement”). The notice relates to the Company’s default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it would no longer make additional loans under the Credit Agreement and was exercising its default remedies under the Credit Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Credit Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. As of October 2, 2014, the Company had approximately $4,424 of outstanding borrowings under the Credit Agreement. The Company and the Lender are currently negotiating the terms of an accelerated repayment of the amounts outstanding under the Credit Agreement and the Lender has continued to make additional loans to the Company. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from its creditors.

Limited Liquidity

As a result of the losses we suffered in 2013, our recurring negative cash flows from operations, and limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2013.

Limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. This condition raises substantial doubt about our ability to continue as a going concern. Cash at June 30, 2014 was $311, compared to cash at December 31, 2013 of $323.

Cash provided by operating activities was $731 for the six months ended June 30, 2014 compared to $940 of cash used in operating activities for the six months ended June 30, 2013. The primary sources of cash from operations for the six months ended June 30, 2014 was the result of decreases in accounts receivable and inventory, receipt of amounts due from income tax refunds and receipt of payments related to the deferred revenue, and an increase in accounts payable, which were offset primarily by the net loss reported for the period. The primary uses of cash in operations for the six months ended June 30, 2013 was the result of the net loss reported for the period, decreases in accrued expenses and income taxes payable, which were partially offset by a decrease in accounts receivable.

Cash provided by investing activities for the six months ended June 30, 2014 was $288 compared to cash used in investing activities of $330 for the six months ended June 30, 2013. Cash provided by investing activities for the six months ended June 30, 2014 primarily represents an increase in cash flows relating to the change in inventory held for rental and disposition of equipment. Cash used in investing activities for the six months ended June 30, 2013 primarily represents an increase in cash flows relating to the change in inventory held for rental, offset by purchase of equipment.

Cash used by financing activities was $1,031 for the six months ended June 30, 2014 compared with cash provided by financing activities of $892 for the six months ended June 30, 2013. The primary financing uses of cash during the six months ended June 30, 2014 were net payments on our line of credit and payments on notes payable and capital lease obligations. The primary sources of cash for the six months ended June 30, 2013 were net borrowings under the line of credit, partially offset by payments on notes payable and capital lease obligations.

Our limited liquidity is primarily a result of (a) the significant reduction of revenue and the inability to cut costs at the same pace, (b) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (c) the required high levels of inventory kept with sales representatives held at the offices of health care providers that are standard in the electrotherapy industry, (d) the potential need for expenditures to continue to enhance the Company’s internal billing processes, (e) the delayed cost recovery inherent in rental transactions, and (f) expenditures required for on-going product development and payments to suppliers and vendors.

Due to our negative cash flows, there is no guarantee that we will be able to meet the objectives of our 2014 operating plan. The outstanding balance on our line of credit decreased from $5,820 at December 31, 2013 to $4,876 at June 30, 2014, primarily driven by collection of accounts receivable. We are in default of the terms of the Triumph Agreement and have no availability for additional borrowing, and there can be no assurance that the Lender will continue to make advances to the Company. Although the Lender has continued to make advances, there can be no assurance it will continue to do so. If the Lender ceases to make advances, it will have a material adverse impact on our cash flow and liquidity, including causing us to be insolvent and force us to seek protection from creditors. Therefore, in order to support ongoing operations and growth in revenue, we require, among other things, funds for the purchase of equipment (primarily for rental inventory), funds for the purchase of inventory and the payment of commissions to sales representatives, funds for the expansion of our compound pharmacy, and potential creation of other new product lines.

There is no assurance that our operations will provide enough cash for our operating requirements, including payment of our key suppliers or for increases in our inventory of products, if needed. We have revised and extended payment terms with most suppliers and vendors and if such parties cease doing business with us it may have a material adverse effect on our business.

We are actively seeking external financing through the issuance of debt or sale of equity, and we are not certain whether any such financing would be available to us on acceptable terms, or at all. Any additional debt would require the approval of Triumph Healthcare Finance. Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity which may force us to curtail our operating plan or impede our growth.

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

As of June 30, 2014, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as June 30, 2014 due to the material weakness in our internal control over financial reporting, which is described below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiency that represents a material weakness as of June 30, 2014:

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there was a material weakness as identified in this report, we believe that our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, fairly present our financial position, results of our operations and cash flows for the periods presented in all material respects.

We are committed to improving our internal control over financial reporting.  As part of this control improvement, we plan to (1) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to us), and (2) retain and utilize an outside independent consulting firm to assist us with assessing and testing the effectiveness of our internal control over financial reporting (when funds and/or additional resources are available to us).  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the members of our Board of Directors and our audit committee who resigned in January 2014 and who oversaw our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings

ITEM 1A. RISK FACTORS

If we are unable to improve our liquidity by raising additional capital or generating sufficient revenue to Pay our debt obligations and fund our operating expenses, we may become insolvent and be unable to continue as a Going Concern.

Our limited liquidity may restrict our ability to pay our debt obligations and to carry out our current business plans. For the six months ended June 30, 2014 and the twelve months ended December 31, 2013, we reported a net loss of $7,003 and $7,301 respectively.  As a result of our losses from operations, negative cash flow, and limited liquidity, our independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2013 includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern.

We are in default under our line of credit and do not currently have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings  and it is collateralized by substantially all of our assets.The outstanding balance of our line of credit at June 30, 2014 is $4,876, with no ability to currently draw any additional amounts as a result of our default status. Although the Lender has continued to make advances, there can be no assurance it will continue to do so. If the lender ceases to make advances, it will have a material adverse impact on our cash flow and liquidity, including causing us to be insolvent. In addition, we have had to revise and extend the payment terms with many of our key supplier and vendors.  If our key suppliers and vendors cease doing business with us, it will have a material adverse effect on our business.

If we are unable to raise sufficient funds from additional borrowing or capital raising or generate sufficient revenues to meet our debt obligations and fund our operating expenses, we may be unable to pay our suppliers and vendors and otherwise be unable to fund our operations leaving us unable to continue our business as a going concern and may cause us to be insolvent and force us to seek protection from creditors.  These matters raise substantial doubt about our ability to continue as a going concern.

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

ZYNEX, INC.
Dated: October 9, 2014	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: October 9, 2014	/s/ Brian P. Alleman
Brian P. Alleman
Chief Financial Officer