Form 10-Q
period 2014-09-30
ZYNEX INC
filed 2014-11-07
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 4 , 2014
Common Stock, par value $0.001	31,271,234

ZYNEX, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$319	$323
Accounts receivable, net	4,460	7,033
Inventory, net	2,483	5,002
Prepaid expenses	37	346
Deferred tax assets, net	72	72
Income tax receivable	219	893
Other current assets	-	35
Total current assets	7,590	13,704
Property and equipment, net	1,833	2,891
Deposits	3	400
Deferred financing fees, net	—	48
Intangible assets, net	142	178
Total assets	$9,568	$17,221
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Line of credit	$4,541	$5,820
Current portion of notes payable and other obligations	82	92
Accounts payable	2,745	2,743
Income taxes payable	78	96
Accrued payroll and payroll taxes	654	607
Current portion of contingent consideration	4	7
Deferred revenue	109	—
Other accrued liabilities	137	319
Total current liabilities	8,350	9,684
Notes payable and other obligations, less current portion	78	150
Deferred rent	2,845	2,454
Deferred tax liabilities, net	72	72
Warranty liability	12	13
Total liabilities	11,357	12,373
Stockholders’ (Deficit) Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,271,234 (2014) and 31,171,234 (2013) shares issued and outstanding	31	31
Paid-in capital	5,683	5,586
Accumulated deficit	(7,459)	(735)
Total Zynex, Inc. stockholders’ (deficit) equity	(1,745)	4,882
Noncontrolling interest	(44)	(34)
Total stockholders’ (deficit) equity	(1,789)	4,848

Total liabilities and stockholders’ (deficit) equity	$9,568	$17,221

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue:
Rental	$389	$1,284	$1,713	$4,606
Sales	4,015	3,907	7,208	13,725
	4,404	5,191	8,921	18,331
Operating expenses:
Cost of revenue - rental	172	257	575	956
Cost of revenue - sales	1,211	1,289	2,976	4,664
Cost of revenue - write-off of noncore inventory	-	—	2,655	—
Selling, general and administrative expense	2,609	4,713	9,012	16,699
Income (loss) from operations	412	(1,068)	(6,297)	(3,988)
Other income (expense):
Interest expense	(169)	(136)	(471)	(480)
Other income	25	-	34	72
	(144)	(136)	(437)	(408)
Income (loss) before income taxes	268	(1,204)	(6,734)	(4,396)
Income tax benefit	—	455	—	1,610
Net income (loss)	268	(749)	(6,734)	(2,786)
Plus: Net (income) loss – noncontrolling interest	(10)	11	10	28
Net income (loss) – attributable to Zynex, Inc.	$258	$(738)	$(6,724)	$(2,758)
Net income (loss) per share – attributable to Zynex, Inc.
Basic	$0.01	$(0.02)	$(0.22)	$(0.09)
Diluted	$0.01	$(0.02)	$(0.22)	$(0.09)
Weighted - average number of common shares outstanding:
Basic	31,215,799	31,148,234	31,186,252	31,148,234
Diluted	31,215,799	31,148,234	31,186,252	31,148,234

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
January 1, 2014	31,171,234	$31	$5,586	$(735)	$(34)	$4,848
Employee stock-based compensation expense	—	—	74	—	—	74
Shares issued for services	100,000		23			23
Net loss	—	—	—	(6,724)	(10)	(6,734)
September 30, 2014	31,271,234	$31	$5,683	$(7,459)	$(44)	$(1,789)

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,734)	$(2,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	433	608
Warranty expense	(1)	(6)
Writeoff of noncore inventory	2,005	—
Write-off rental units	650	—
Change in the value of contingent consideration	—	(70)
Change in provision for losses on accounts receivable	(901)	442
Amortization of intangible assets	36	39
Impairment of intangible assets	—	100
Impairment of goodwill	—	39
Amortization of financing fees	48	38
Issuance of common stock for services	23
Change in obsolete inventory	336	293
Deferred rent	391	1,033
Employee stock-based compensation expense	74	98
Gain on asset disposal	33	(6)
Changes in operating assets and liabilities:
Accounts receivable	3,474	2,959
Inventory	186	(265)
Income tax receivable	674	—
Prepaid expenses	309	65
Deposits and other current assets	44	(2,057)
Accounts payable	2	232
Accrued liabilities	(135)	(1,048)
Deferred revenue	109	—
Income taxes payable	(17)	(384)
Net cash provided by (used in) operating activities	1,039	(676)
Cash flows from investing activities:
Sales (purchases) of equipment	216	(501)
Change in inventory used for rental	106	550
Payments on contingent consideration	(4)	(3)
Net cash provided by investing activities	318	46
Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(1,279)	385
Payments on notes payable and capital lease obligations	(82)	(110)
Net cash (used in) provided by financing activities	(1,361)	275
Net decrease in cash	(4)	(355)
Cash at the beginning of the period	323	823
Cash at the end of the period	$319	$468

Supplemental cash flow information:
Interest paid	$133	$449
Income taxes paid (including interest and penalties)	$2	$384

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired through note payable and capital lease	$—	$137
Deposit used to purchase equipment	$388	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2014 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The Company reported a net loss of $6,734 for the nine months ended September 30, 2014 and $7,340 for the year ended December 31, 2013, and has no available borrowings as of September 30, 2014 under its line of credit, which had an outstanding balance of $4,541 at September 30, 2014.  As a result of the Company losses from operations, negative operating cash flow, and limited liquidity, the Company’s independent registered public accounting firm’s report on the Company’s consolidated financial statements as of and for the year ended December 31, 2013 includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Over the last two years, the Company encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party Payors (as defined below), which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for the Company’s ZMI electrotherapy products. In an effort to minimize the impact of health care reform and changes in reimbursement, beginning in the second quarter of 2013, the Company made reductions in its annual operating expenses by cutting the Company’s annual employee costs by approximately $7,000 through headcount reductions. In October 2014, the Company negotiated a Termination Agreement for its existing building lease and a new Lease Agreement for a reduced space at its current headquarters. Under the terms of the Termination Agreement, among other things, the Company agreed to consolidate its operations into approximately one-third of the total square footage it occupied previously; monthly base rental payments were reduced from approximately $129 to $43 for the period from September 1, 2014 through December 31, 2014; all future rental payments and deferred rent amounts will be forgiven as of December 31, 2014; and, the terms of the new lease will take effect on January 1, 2015. The terms of the new lease include, among other things, a term of two years, fixed monthly base rental payments of approximately $49 for the full term of the lease; and, the right for either party to terminate the lease without future liability upon six months written notice to the Company or three months written notice to the landlord. Refer to Note 13. Additionally, the Company recently added new products to its ZMI sales channel, including the compound and sale of topical and transdermal pain creams, which typically have more certainty as to reimbursement because all orders are preauthorized by the insurance company prior to shipment. The Company developed its operating plans for 2014 to emphasize cash flow, under which the Company is focusing on its topical pain cream sales, which the Company believes will yield high margins, streamlining the Company’s electrotherapy products sales process and continuing to implement various cost modifications to reduce the Company’s expenses.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

During the second quarter of 2014, the Company narrowed its focus to NexWave, InWave and NeuroMove electrotherapy products and continued to build the sales representative group for its TENS and compound pain cream solutions. As part of that effort, it restructured internal operations, including manufacturing, billing and customer service. As a result of these activities, the Company recorded a charge to cost of revenue – write-off of noncore inventory in the amount of $2,655, which included $2,005 of inventory and $650 of rental units in the quarter ended June 30, 2014. Refer to Note 2.

Due to the Company’s negative cash flows, there is no guarantee that the Company will be able to meet the requirements of its 2014 operating plan.  The amount outstanding on the Company’s line of credit (the “Triumph Agreement”) decreased from $5,820 at December 31, 2013 to $4,541 at September 30, 2014, primarily driven by collection of accounts receivable. On July 14, 2014, the Company received notice from Triumph Healthcare Finance (the “Lender”) of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to make additional loans to the Company under the facility. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from creditors.    This default under the Triumph Agreement and potential remedies the Lender can demand, raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term business plan contemplates organic growth in revenues, through the addition of new products to the Company’s sales channel that could add more revenue as well as growth in its ZMI electrotherapy products. Therefore, in order to support growth in revenue, the Company requires, among other things, funds for the purchase of equipment (primarily for rental inventory), funds for the purchase of inventory and the payment of commissions to sales representatives, funds for the expansion of the Company’s compound pharmacy, and the potential creation of other new product lines. There is no assurance that the Company’s operations and future access to new capital, if any, will provide enough cash for operating requirements including payment of key Company suppliers or for increases in the Company’s inventory of products, as needed, for growth.

The Company is actively seeking external financing through the issuance of debt or sale of equity, and the Company is not certain whether any such financing would be available to the Company on acceptable terms, or at all. Any additional debt would require the approval of the Lender. The Company’s dependence on operating cash flow means that risks involved in the Company’s business can significantly affect the Company’s liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect the Company’s projected revenues, cash flows from operations and liquidity which may force the Company to curtail its operating plan or impede the Company’s ability to grow.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

As of September 30, 2014, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

In addition to the allowance for contractual adjustments, the Company records an allowance for uncollectible accounts receivable. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future. At September 30, 2014 and December 31, 2013, the allowance for uncollectible accounts receivable is $936 and $1,837, respectively.

At September 30, 2014, the Company recorded a liability for deferred revenue in the amount of $109 which represents amounts paid by Third-party Payors for consumable supplies that were not shipped to patients as of September 30, 2014. This liability was reduced to zero in October 2014. There was no such liability at December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at September 30, 2014 include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at September 30, 2014 also include the line of credit and notes payable, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. In the second quarter of 2014, the Company narrowed its focus to the NexWave, InWave and NeuroMove electrotherapy products and building the sales representative group for its TENS and compound pain cream solutions.  As a result, the Company wrote-off all inventory unrelated to those specific product lines and recorded a charge to cost of revenue – write-off of noncore inventory in the amount of $2,005 during the nine month period ended September 30, 2014. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other parties for rental or sale to patients. Total (gross) inventories at September 30, 2014 included $2,506 of finished goods, $247 of parts, and $390 of supplies.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. The Company provides reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. To fulfill orders faster, the Company places a large amount of its inventory with field sales representatives. This increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in the Company’s possession, management maintains additional reserves for estimated shrinkage of these inventories based on the Company’s aging. At September 30, 2014, the Company had an allowance for obsolete and damaged inventory of approximately $660. The allowance for obsolete and damaged inventory was approximately $1,278 at December 31, 2013. The decrease from December 31, 2013 is due primarily to the write-off of noncore inventory discussed above. In addition, in the second quarter of 2014, the Company changed its method of estimation for determining allowances for obsolete and damaged inventory. The Company now estimates that finished units held for sale will be reserved beginning in year three and fully reserved after four years compared to five years previously. This change in estimate had the effect of increasing the allowances for obsolete and damaged inventory by approximately $414 at September 30, 2014 and increasing cost of revenue – sales by approximately $168 ($0.01 per share) and $414 ($0.02 per share) for the three and nine months ended September 30, 2014 respectively. The Company had $107 of open purchase commitments at September 30, 2014.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Products on rental contracts are placed in property and equipment and depreciated over their estimated useful life. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method over the useful life of the asset. As rental inventory contributes directly to the revenue generating process, the Company classifies the depreciation of rental inventory in cost of revenue. As a result of the Company’s change in product focus discussed above, the Company wrote-off all rental inventory unrelated to those specific product lines and recorded a charge to cost of revenue – write-off of noncore inventory of $650 in the second quarter of 2014.

Repairs and maintenance costs are charged to expense as incurred.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(3) PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013	Useful lives
	(UNAUDITED)
Office furniture and equipment	$1,752	$2,073	3-7 years
Rental inventory	1,342	2,142	5 years
Vehicles	76	76	5 years
Leasehold improvements	874	486	2-6 years
Assembly equipment	125	171	7 years
	4,169	4,948
Less accumulated depreciation	(2,336)	(2,057)
	$1,833	$2,891

(4) INTANGIBLE ASSETS

Intangible assets as of September 30, 2014 and December 31, 2013, consist of software development costs of $345 and $325, respectively. Accumulated amortization was $203 and $147, respectively.

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

The calculation of basic and diluted loss per share for the three and nine months ended September, 2014 and 2013 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic:
Net income (loss) applicable to common stockholders	$258	$(738)	$(6,724)	$(2,758)
Weighted average shares outstanding – basic	31,215,799	31,148,234	31,186,252	31,148,234
Net loss per share – basic	$0.01	$(0.02)	$(0.22)	$(0.09)

Diluted:
Net Income (loss) applicable to common stockholders	$258	$(738)	$(6,724)	$(2,758)

Weighted average shares outstanding – basic	31,215,799	31,148,234	31,186,252	31,148,234
Dilutive securities	—	—	—	—
Weighted average shares outstanding – diluted	31,215,799	31,148,234	31,186,252	31,148,234
Net income (loss) per share – diluted	$0.01	$(0.02)	$(0.22)	$(0.09)

  The effects of potential common stock equivalents, related to certain outstanding options for the three and nine months ended September 30, 2014 and 2013 were excluded from the computation of diluted net income (loss) per share as their inclusion would have an antidilutive effect.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(6) STOCK-BASED COMPENSATION PLANS

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

In the three months ended September 30, 2014 and 2013, the Company recorded compensation expense related to stock options of $18 and $29, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2014 and 2013 included $2 and $2, respectively, in cost of goods sold and $16 and $27, respectively, in selling, general and administrative expenses.

In the nine months ended September 30, 2014 and 2013, the Company recorded compensation expense related to stock options of $74 and $98, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2014 and 2013 included $6 and $9, respectively, in cost of goods sold and $68 and $89, respectively, in selling, general and administrative expenses.

In the nine months ended September 30, 2014, the Company granted options to purchase up to 400,000 shares of common stock to employees at a weighted average exercise price of $0.25. The options have a ten year life and vest over four years.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the three and nine months ended September 30, 2014:

2014
Weighted average expected term	6.25 years
Weighted average volatility	113% to 121%
Weighted average risk-free interest rate	1.4% to 1.7%
Dividend yield	0%

A summary of stock option activity under the Option Plan for the nine months ended September 30, 2014 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,472,216	$0.57
Granted	400,000	$0.25
Exercised	—
Forfeited	(1,146,697)	$0.42
Outstanding at September 30, 2014	1,725,519	$0.59	7.5 years	$-
Exercisable at September 30, 2014	608,917	$1.06	4.9 years	$-

A summary of status of the Company’s non-vested share awards as of and for the nine months ended September 30, 2014 is presented below:

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	1,663,593	$0.29
Granted	400,000	$0.22
Vested	(120,294)	$0.71
Forfeited	(826,697)	$0.25
Non-vested at September 30, 2014	1,116,602	$0.29

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

As of September 30, 2014, the Company had approximately $174 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of approximately 3.19 years.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$4	$4

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

Changes in the fair value of the Level 3 liabilities for the three and nine months ended September 30, 2014 were not significant.

(8) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 0% for both the three and nine months ended September 30, 2014 and was approximately 37% for the corresponding 2013 periods. During the three and nine months ended September 30, 2014 the Company generated approximately $0 and $2,484, respectively, of deferred tax assets relating primarily to net operating loss carryforwards. However, as realization of these deferred tax assets is not more likely than not, a full valuation allowance was provided against the net deferred tax assets as of September 30, 2014. The Company paid income taxes of $0 and $2 during the three and nine months ended September 30, 2014, respectively, and received $674 of its income tax receivable of $893 during the nine month period.

(9) LINE OF CREDIT

The Company has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank. The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of September 30, 2014, the Company was not in compliance with the financial covenants under the Triumph Agreement. On July 14, 2014, the Company received notice from Triumph of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Company that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to make additional loans to the Company under the facility. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from creditors.   As of September 30, 2014, $4,541 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status and demand for accelerated payment. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of September 30, 2014, the effective interest rate under the Triumph Agreement was 11.00% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement requires monthly interest payments in arrears on the first date of each month. The Triumph Agreement will mature on December 19, 2014.

(10) CONCENTRATIONS

The Company sourced approximately 21% and 34% of components for its electrotherapy products from one vendor during the nine months ended September 30, 2014 and 2013, respectively. Management believes that its relationships with suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons, which has caused many of its vendors to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at September 30, 2014 and December 31, 2013 that made up approximately 5% and 7%, respectively, of the net accounts receivable balance.

(11) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(12) SEGMENT REPORTING

At September 30, 2014, the Company determined that it has one reporting segment, the Electrotherapy and Pain Management segment, which includes the ZMI TENS units and compound pain creams that accounted for 95% of total net revenue for the nine months ended September 30, 2014. The determination was made based on the fact that the products are marketed through the same sales representatives and to the same medical providers whether the provider writes a prescription for a TENS device or compound pain cream. As discussed in Note 1, during the second quarter ended June 30, 2014, the Company narrowed it focus on these products. The revenue generated from the sale of other products and services is not significant.

Net revenue was primarily generated from sales in the United States.

(13) SUBSEQUENT EVENT

On October 31, 2014, the Company entered into a Lease Termination Agreement (“LTA”) and new Lease Agreement (“LA”) with its landlord relating to the Company’s headquarters location in Lone Tree, Colorado, under which the Company will reduce the amount of space leased at its headquarters. The following is a summary of the key terms of the LTA:

•	Monthly rental payments of $43 from September 1, 2014 through December 31, 2014;
•	The Company vacates the unleased portion property on or before December 31, 2014;
•	The existing lease will terminate as of December 31, 2014;
•	The Company will surrender to the Landlord substantially all of the furniture and fixtures and leasehold improvements in the portion of the building being vacated at no cost to the landlord; and

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

•	Effective upon termination of the existing lease, all amounts due to the landlord for deferred rent and any other charges will be forgiven.

The following is a summary of the key terms of the new LA:

•	The term of the LA shall be two years to commence on January 1, 2015 and to end, unless sooner terminated on December 31, 2016;

•	Fixed rental payments of $49 per month; and
•

The Company and landlord shall each have the right to terminate the lease at any time, without liability to the other, with six months prior written notice to the Company and three months written notice to the Landlord.

At September 30, 2014, the estimated net book value of the furniture and fixtures that will be surrendered to the landlord was $56. In addition, upon vacating the property in the fourth quarter of 2014, the Company expects to write-off the net book value of its leasehold improvements which amounted to $549 at September 30, 2014. Also, included in the consolidated balance sheet at September 30, 2014 is a liability for deferred rent amounting to $2,845 which will be forgiven upon termination of the existing lease, which is expected to occur in the fourth quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our ability to avoid insolvency and engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2013.

These interim financial statements should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2013 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

The Company currently has five subsidiaries; Zynex Medical, Inc. (ZMI), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Monitoring Solutions Inc. (ZMS), Zynex Billing and Consulting, LLC (ZBC) and Zynex Europe, Aps (ZEU). The Company operates in one primary business segment, Electrotherapy and Pain Management Products, which represents approximately 95% of total net revenue for the nine months ended September 30, 2014. ZBC services represented approximately 5% of total net revenue for the nine months ended September 30, 2014.

RESULTS OF OPERATIONS (Amounts in thousands):

Background

After more than a decade of consecutive double digit annual growth, Zynex had revenues of approximately $39.7 million in 2012. Revenue declined in 2013 to approximately $21.7 million and further declined to $8.9 million for the first nine months of 2014 compared to $18.3 million in the corresponding period in 2013. The primary reasons for the decline in revenue were the impact of Medicare and healthcare reform, and a shift in Zynex’s independent sales force to sell transdermal compounded pain cream from competing pharmacies rather than focusing on selling the Company’s TENS products.

In addition, in the latter part of 2012, Medicare eliminated reimbursement for TENS for low-back pain while still covering TENS for other indications. Medicare also continued increasing the requirements for paperwork and documentation. As a result, late in 2013 Zynex began declining orders for Medicare and Medicaid patients. Commercial and workers’ compensation insurance plans continue to reimburse at similar levels as in previous years and have not adopted Medicare’s limited coverage.

As a result, total net revenue has declined each quarter from December 31, 2012 through June 30, 2014.

Total net revenue by quarter (in thousands)
First quarter 2012	$8,944
Second quarter 2012	10,026
Third quarter 2012	10,102
Fourth quarter 2012	10,594

First quarter 2013	7,668
Second quarter 2013	5,472
Third quarter 2013	5,191
Fourth quarter 2013	3,353

First quarter 2014	3,167
Second quarter 2014	1,349
Third quarter 2014	4,404

As noted above, many industry sales reps, including those representing Zynex, began offering prescription TransDermal Pain Creams (TDPC) to their accounts, a type of sale that pays much higher commissions with less paperwork than TENS devices and requires little interaction with patients. TDPC, like TENS, offers very effective, non-addictive pain management with minimal side effects.  Zynex did not offer a TDPC solution prior to 2014, which resulted in sales reps spending less time promoting Zynex TENS products as well as a significant number of sales reps dropping Zynex’s products due to the trend toward TDPC. In addition, the remaining sales reps are generally producing fewer orders for TENS than before the TDPC products were introduced.  In late 2013, Zynex made a decision to open its own compounding pharmacy. The new operation which operates within ZMI, trade name “Pharmazy”, was operational in November 2013 and the first state licenses were obtained in February 2014. To date Zynex’s pharmacy is licensed in 39 states across the US and is working with third party pharmacies in the states where it is not yet licensed. We are recruiting new sales reps and believe that Zynex offers them an attractive option since we believe that we are the only company in the market that currently offers both TENS and TDPC solutions on the same prescription pad. However, since we are new to the compounding pharmacy business, we need to build a sales force and credibility in the TDPC market and we can make no assurance that we will be successful in doing so.

In an effort to minimize the impact of the issues discussed above and the resulting slowdown in our orders, we made reductions to our operating expenses, particularly employee related costs through headcount reductions beginning in the middle of 2013. Headcount has been reduced from 153 employees at December 31, 2013 to 102 employees at September 30, 2014.

For the three months and nine months ended September 30, 2014, revenue from our pharmacy resulted in approximately 9% and 8% of total net revenue, respectively.

In an effort to drive revenue growth for the future, in the second quarter of 2014, we narrowed our focus to our NexWave, InWave and NeuroMove electrotherapy products and continued to build the sales representative group for our TENS and TDPC solutions. As a result of the new focus, we recorded a charge to cost of revenue – write-off of noncore inventory in the amount of $2,655 consisting of $2,005 of inventory and $650 of rental units in the quarter ended June 30, 2014.

We have restructured our internal operations, including manufacturing, billing and customer service to accommodate our lower sales volume and revised product focus. In addition, in October 2014, the Company negotiated a termination agreement for its existing building lease and a new lease agreement with its landlord relating to its headquarters located in Lone Tree, Colorado. Under the terms of the termination agreement, among other things, the existing headquarters building lease terminates on December 31, 2014; the Company agreed to consolidate its operations into approximately one-third of the total square footage it occupied previously; monthly base rental payments are reduced from approximately $129 to $43 for the period from September 1, 2014 through December 31, 2014; and, the terms of the new lease will take effect January 1, 2015. The terms of the new lease agreement include, among other things, a term of two years, fixed monthly base rental payments of approximately $48; and, the right for either party to terminate the lease without future liability with six months written notice. We began realizing the benefit of the lower monthly rental payments in September 2014.

As of September 30, 2014, we were not in compliance with the financial covenants under the terms of our line of credit. On July 14, 2014, Zynex received notice from the Lender of an event of default under the Company’s Loan and Security Agreement with the lender. The notice relates to the Company’s default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it would no longer make additional loans under the Credit Agreement and was exercising its default remedies under the Credit Agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting the Company’s bank deposits to apply towards the outstanding obligations. As of October 28, 2014, the Company had approximately $4,765 of outstanding borrowings under the Credit Agreement. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and the Lender has continued to make additional loans to the Company. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company.

Revenue

Our TENS products may be rented on a monthly basis (“Net Rental Revenue”) or purchased (“Net Sales Revenue”). Renters and purchasers are primarily patients and healthcare insurance providers on behalf of patients. Our TENS products may also be purchased by dealers. If a patient is covered by health insurance, the Third-party Payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid when we transfer ownership of the product to the patient and cease rental charges. We also sell consumable supplies, consisting primarily of surface electrodes and batteries that are used in conjunction with our electrotherapy products.

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

Total net revenue decreased $787 or 15% to $4,404 for the quarter ended September 30, 2014, from $5,191 for the quarter ended September 30, 2013. For the nine months, total net revenue decreased $9,410 or 51% to $8,921 for the nine months ended September 30, 2014, from $18,331 for the comparable 2013 period. The decreases in each period were primarily due to reductions in prescriptions (orders) for our electrotherapy products as compared to the same periods in 2013. These decreases were partially offset by net revenues from sales of our compounded pain creams of $390 in the third quarter of 2014 and $758 for the first nine months of 2014, with no such revenue in the corresponding periods in 2013. Total net revenues also continues to suffer from the ongoing effects of the decline in our sales force and industry conditions driven by healthcare reform. The decline in orders for TENS devices and related revenues will also have a negative future impact on sales of our recurring consumable supplies, as less of our devices will be in the field for patient use.

Operating Expenses

Cost of revenue – rental declined $85 to $172 for the three months ended September 30, 2014 compared to $257 for the 2013 period.  For the nine months ended September 30, 2014 cost of revenue – rental was $575, a reduction of $381 from $956 in the 2013 period. The lower costs reflect the decline in net rental revenue from the decline in orders for our TENS devices.

Cost of revenue – sales declined $78 to $1,211 for the three months ended September 30, 2014 compared to $1,289 for the 2013 period.  For the nine months ended September 30, 2014 cost of revenue – sales was $2,976, a reduction of $1,688 from $4,664 in the 2013 period. The lower costs reflect the decline in net sales revenue and an increase in allowance for obsolete and damaged inventory which amounted to $322 and $336 for the three and nine months ended September 30, 2014, respectively.

Cost of revenue – write-off of noncore inventory represents the write-off of inventory and rental units as a result of our narrowed focus on the sale of our NexWave, InWave and NeuroMove electrotherapy products and building the sales representative group for our electrotherapy and pain cream solutions. As a result, we wrote off inventory of $2,005 and rental units of $650 in the second quarter of 2014.

Selling, General and Administrative (“SG&A”) expenses decreased $2,104, or 45%, to $2,609 for the quarter ended September 30, 2014 from $4,713 for the quarter ended September 30, 2013. Due to the significant decline in revenue beginning in 2013, we have reduced operating expenses through headcount reductions and renegotiated the base rent under our existing lease. In addition, in October 2014 we negotiated the termination of the existing lease agreement including lower base rental payments beginning September 1, 2014, and we reduced other discretionary spending. Items with significant reductions in SG&A expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 consisted of employee related costs ($826), sales commissions ($277), facilities ($107), legal and professional fees ($113), and travel ($59).  For the nine months ended September 30, 2014, total SG&A expenses decreased $7,687, or 46%, to $9,012 from $16,699 for the period ended September 30, 2013. Items with significant reductions in SG&A expenses for the nine months ended September 30, 2014 compared to September 30, 2013 consisted of employee related costs ($3,622), sales commissions ($1,207), facilities ($325), legal and professional fees ($448), and travel ($287).

Other Expense

Other expense is comprised of interest expense and other income. Interest expense for the three months ended September 30, 2014 was $169, compared to $136 for the same period in 2013.  The increase in interest expense is the result of lower average borrowings in the 2014 period, offset by an increase to the interest rate of 3% per year as a result of our non-compliance with certain covenants under the Triumph loan agreement (as more fully described below). Interest expense for the nine months ended September 30, 2014 was $471, compared to $480 for the same period in 2013, reflecting lower average borrowings, mostly offset by an increase in the interest rate due to the effects of the default rate under our revolving credit facility. The balance outstanding on the Triumph loan was as follows:

December 31, 2012	$5,906
September 30, 2013	$6,291
December 31, 2013	$5,820
September 30, 2014	$4,541

Income Tax Benefit

For the three and nine month periods ended September 30, 2014, the Company did not report any income tax benefit, as compared to an income benefit of $455 and $1,610, respectively, for the corresponding periods in 2013. We recorded a valuation allowance against the deferred tax assets generated during the nine months ended September 30, 2014, as future utilization of such assets is not more likely than not to be utilized in the future. The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate for the three and nine months ended September 30, 2014 was 0% and for the three and nine months ended September 30, 2013, it was approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

The Company has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank (the “Lender”). The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of September 30, 2014, the Company was not in compliance with the financial covenants under the Triumph Agreement. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of September 30, 2014, the effective interest rate under the Triumph Agreement was 11.00% (6.75% base interest rate plus 3% default interest rate plus 1.25% fees). The Triumph Agreement will mature on December 19, 2014.

As of September 30, 2014, we were not in compliance with the financial covenants under the Triumph Agreement. On July 14, 2014, Zynex received notice from the Lender of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. As of October 28, 2014, the Company had approximately $4,765 of outstanding borrowings under the Triumph Agreement. The Company and the Lender are continuing to negotiate the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to make additional loans to the Company. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from its creditors.

Limited Liquidity

As a result of the losses we suffered in 2013, our recurring negative cash flows from operations, and limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2013.

Limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. This condition raises substantial doubt about our ability to continue as a going concern. Cash at September 30, 2014 was $319, compared to cash at December 31, 2013 of $323.

Cash provided by operating activities was $1,039 for the nine months ended September 30, 2014 compared to $676 of cash used in operating activities for the nine months ended September 30, 2013. The primary sources of cash from operations for the nine months ended September 30, 2014 was the result of decreases in accounts receivable and inventory, and receipt of amounts due from income tax refunds, which were offset primarily by the net loss reported for the period. The primary uses of cash in operations for the nine months ended September 30, 2013 was the result of the net loss reported for the period, decreases in accrued expenses and income taxes payable, which were partially offset by a decrease in accounts receivable.

Cash provided by investing activities for the nine months ended September 30, 2014 was $318 compared to cash provided by investing activities of $46 for the nine months ended September 30, 2013. Cash provided by investing activities for the nine months ended September 30, 2014 primarily represents an increase in cash flows relating to the change in inventory held for rental and proceeds from the disposition of equipment. Cash used in investing activities for the nine months ended September 30, 2013 primarily represents an increase in cash flows relating to the change in inventory held for rental, offset by purchase of equipment.

Cash used by financing activities was $1,361 for the nine months ended September 30, 2014 compared with cash provided by financing activities of $275 for the nine months ended September 30, 2013. The primary financing uses of cash during the nine months ended September 30, 2014 were net payments on our line of credit and payments on notes payable and capital lease obligations. The primary sources of cash for the nine months ended September 30, 2013 were net borrowings under the line of credit, partially offset by payments on notes payable and capital lease obligations.

Our limited liquidity is primarily a result of (a) the significant reduction of revenue and the inability to cut costs at the same pace, (b) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (c) the required high levels of inventory kept with sales representatives held at the offices of health care providers that are standard in the electrotherapy industry, (d) the potential need for expenditures to continue to enhance the Company’s internal billing processes, (e) the delayed cost recovery inherent in rental transactions, and (f) expenditures required for on-going product development; payments to suppliers and vendors; and investment in our compound pharmacy and sales force.

Due to our negative cash flows, there is no guarantee that we will be able to meet the requirements of our 2014 operating plan. The outstanding balance on our line of credit decreased from $5,820 at December 31, 2013 to $4,541 at September 30, 2014, primarily driven by collection of accounts receivable. We are in default of the terms of the Triumph Agreement and have no availability for additional borrowing. Although the Lender has continued to make advances, there can be no assurance it will continue to do so. If the Lender ceases to make advances, it will have a material adverse impact on our cash flow and liquidity, including causing us to be insolvent and force us to seek protection from creditors. The Lender’s insistence on repayment also limits the funds we have available to support our ongoing business. In order to support ongoing operations and growth in revenue, we require, among other things, funds for the purchase of equipment (primarily for rental inventory), funds for the purchase of inventory and the payment of commissions to sales representatives, funds for the expansion of our compound pharmacy, and potential creation of other new product lines.

There is no assurance that our operations will provide enough cash for our operating requirements, including payment of our key suppliers or for increases in our inventory of products, if needed. We have revised and extended payment terms with most suppliers and vendors and if such parties cease doing business with us it may have a material adverse effect on our business.

We are actively seeking external financing through the issuance of debt or sale of equity, and we are not certain whether any such financing would be available to us on acceptable terms, or at all. Any additional debt would require the approval of Triumph Healthcare Finance. Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity which may force us to curtail our operating plan or impede our ability to grow.

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

As of September 30, 2014, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to the material weakness in our internal control over financial reporting, which is described below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiency that represents a material weakness as of September 30, 2014:

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there was a material weakness as identified in this report, we believe that our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, fairly present our financial position, results of our operations and cash flows for the periods presented in all material respects.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the members of our Board of Directors and our audit committee who resigned in January 2014 and who oversaw our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and set forth below, which could materially affect our business, financial condition, cash flows or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 and noted below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

If we are unable to improve our liquidity by raising additional capital or generating sufficient revenue to Pay our debt obligations and fund our operating expenses, we may become insolvent and be unable to continue as a Going Concern.

Our limited liquidity may restrict our ability to pay our debt obligations and to carry out our current business plans. For the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, we reported a net loss of $6,724 and $7,301 respectively.  As a result of our losses from operations, negative cash flow, and limited liquidity, our independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2013 includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern.

We are in default under our line of credit and do not currently have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance of our line of credit at September 30, 2014 is $4,541, with no ability to currently draw any additional amounts as a result of our default status. Although the lender has continued to make advances, there can be no assurance it will continue to do so. If the lender ceases to make advances, it will have a material adverse impact on our cash flow and liquidity, including causing us to be insolvent. In addition, we have had to revise and extend the payment terms with many of our key supplier and vendors.  If our key suppliers and vendors cease doing business with us, it will have a material adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2014 the Company issued 100,000 shares of its $0.001 par value common stock to Zacks Investment Research Inc., in exchange for services valued at $23,000. There were no cash proceeds to the Company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.  OTHER INFORMATION

On October 31, 2014, the Company entered into a Lease Termination Agreement (“LTA”) and new Lease Agreement (“LA”) with its landlord related to its corporate headquarters in Lone Tree, Colorado, under which the Company will reduce the amount of space leased at its headquarters. Pursuant to the LTA, among other things, the parties agreed to (i) monthly rental payments of $43 from September 1, 2014 to December 31, 2014, (ii) terminate the current lease as of December 31, 2014, (ii) vacate the unleased portion of the property on or before December 31, 2014, (iv) surrender to the landlord substantially all of the furniture and fixtures in the portion of the building being vacated at no cost to the landlord, and (v) effective upon termination of the current lease, forgive of all amounts due to the landlord for deferred rent and other charges.

Under the LA, the Company will lease approximately one-third of the current space at its headquarters.  The term of the LA will begin on January 1, 2015 and end, unless sooner terminated on December 31, 2016, at a fixed rent of $49 per month.  Under the LA, the Company and landlord shall each have the right to terminate the lease at any time, without liability to the other, with six months prior written notice to the other party.

All of the foregoing amounts are in thousands.

ITEM 6.   EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)
10.1	Employment Agreement, dated August 11, 2014, between Zynex, Inc. and Brian Alleman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 15, 2014.
10.2*	Lease Termination Agreement
10.3*	Park Meadows Corporate Center III and IV Office Lease Between Public Credit Service Credit Union (Landlord) and Zynex Medical, Inc. (Tenant)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.
Dated: November 6, 2014	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: November 6, 2014	/s/ Brian P. Alleman
Brian P. Alleman
Chief Financial Officer