Form 10-K
period 2014-12-31
ZYNEX INC
filed 2015-03-31
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the 13,380,234 shares of common stock held by non-affiliates of the registrant was $1,766,191 computed by reference to the closing price of such stock as listed on the OTC Bulletin Board on March 19, 2015. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock.

As of March 25, 2015, 31,271,234 shares of common stock are issued and outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our dependence on the reimbursement from insurance companies and government (Medicare and Medicaid) agencies for products sold or rented to our customers;
•	our significant estimating risks associated with the amount of revenue, related refund liabilities, accounts receivable and provider discounts that we recognize;
•	our ability to find alternative financing for our revolving line of credit;
•	the need and availability of additional capital in order to grow our business;
•	our ability to engage additional sales representatives;
•	our need and ability to comply with regulatory requirements; including FDA clearance and CE marking of new products and state licensure;
•	the acceptance of new products as well as existing products by doctors, hospitals and insurance providers;
•	larger competitors with greater financial resources than us;
•	our ability to keep pace with technological changes;
•	our dependence upon third party manufacturers to produce our goods on time and to our specifications;
•	implementation of our sales strategy including a strong direct sales force;
•	changes in the health care environment, including health care reform; and
•	other risks described in this report.

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

When used in this annual report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and its subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc., Zynex Europe ApS, and Zynex Billing and Consulting, LLC.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT—FISCAL YEAR 2014

ZYNEX, INC.

PART I

ITEM 1. BUSINESS

History

Zynex Inc. was founded by Thomas Sandgaard  in 1996, through the commencement of smaller private companies that eventually were folded into Zynex, Inc.  Zynex Inc., a Nevada corporation, formed in December 2001, is the parent company of and conducts business within five subsidiaries: Zynex Medical, Inc. (“ZMI”), a Colorado corporation, Zynex Neurodiagnostics, Inc. (“ZND”), a Colorado corporation, Zynex Monitoring Solutions, Inc. (“ZMS”), a Colorado corporation, Zynex Billing and Consulting, LLC (“ZBC”), a Colorado limited liability company and Zynex Europe (Zynex Europe ApS) (“ZEU”), a Danish corporation, collectively referred to as “Zynex” or the “Company”. Approximately 96% of total 2014 consolidated revenue is attributable to ZMI. Our headquarters are located in Lone Tree, Colorado.

As discussed in more detail below, the Company experienced significant declines in revenue and incurred significant operating losses for the years ended December 31, 2014 and 2013. Net revenue has declined from approximately $40 million in 2012 to approximately $11 million for 2014. The Company incurred net losses of approximately $6.2 million and $7.3 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, the Company had negative working capital of approximately $2.4 million, negative shareholders’ equity of approximately $1.2 million and is in default under the terms of its secured line of credit with its lender.  All of these factors give rise to the ability of the Company to continue as a going concern.

In response to the decline in revenue, the Company has reduced its operating expenses through headcount reductions, negotiation of a new facility lease and general spending controls. The Company has also reduced its inventory levels during 2014, thus reducing the level of purchases and conserving cash. The Company is operating with limited cash and most vendors require payment in advance, so inventory remains at a low level.

As noted above, the Company is in default of its line of credit. While the lender, Triumph Healthcare Finance (a division of Triumph Community Bank) notified the Company of the default in July 2014, it has continued to advance funds to the Company based on cash collections, even though it has no contractual obligation to do so. The lender has agreed to forbear on exercising its rights through June 30, 2015. However, there can be no assurance that the lender will continue to make such advances.

The Company needs to raise additional capital to replace the line of credit and to provide additional working capital. The net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders.

Zynex Medical (ZMI):

ZMI designs, manufactures and markets U.S. Food and Drug Administration (“FDA”) cleared medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZMI devices are intended for pain management to reduce reliance on drugs and medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IF”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All ZMI medical devices are intended to be patient friendly and designed for home use. The ZMI devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. The products are cost effective when compared to traditional physical therapy, and often result in better mobility, less pain and increased potential for a patient to return to work and live a fuller life significantly earlier than with traditional therapies alone. All of our medical devices are marketed in the U.S. and are subject to FDA regulation and approval. The primary product is the NexWave TENS device. Our products require a physician’s prescription, authorization or order before they can be dispensed in the U.S. We consider the physician’s prescription as an “order”, and it is on this basis that we provide the product to the patient and either bill the patient directly or the patient’s private or government insurer for payment. ZMI also designs, manufactures and markets our FDA cleared NeuroMove product. The NeuroMove contains previously developed electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”), also known as neuroplasticity.

Our primary ZMI produced electrotherapy product the NexWave is marketed to physicians and therapists primarily by our field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed. Our Neuromove product is primarily marketed to medical clinics.

Beginning in 2012,  many industry sales representatives, including those representing Zynex, began offering prescription TransDermal Pain Creams (TDPC) to their accounts, a type of sale that pays much higher commissions with less paperwork than TENS devices and requires little interaction with patients. TDPC, like TENS, offers very effective, non-addictive pain management with minimal side effects.  Zynex did not offer a TDPC solution prior to 2014, which resulted in sales representatives spending less time promoting Zynex TENS products as well as a significant number of sales representatives dropping Zynex’s products due to the trend toward TDPC. In addition, the remaining sales representatives are generally producing fewer orders for TENS.  In late 2013, Zynex made a decision to open its own compounding pharmacy. The new pharmacy which operates within ZMI, trade name “Pharmazy”, received its first state licenses in February 2014. We are working to recruit new sales representatives and believe that Zynex offers them an attractive option since we believe that we are the only company in the market that currently offers both TENS and TDPC solutions on the same prescription pad. However, since we are new to the compounding pharmacy business, we need to build a sales force and credibility in the TDPC market and we can make no assurance that we will be successful in doing so.

The ZMI compound pharmacy is a fully licensed compound drug outlet in Colorado and is licensed in 43 states, including the District of Columbia. The ZMI compound pharmacy is primarily focused on prescription pain creams which incorporate two to eight different active pharmaceutical ingredients to alleviate pain in localized areas, resulting in minimal systemic absorption and thus minimal side effects. The pain creams are individualized for each patient’s unique pain symptoms, utilizing the multiple mechanisms of actions of the active pharmaceuticals. These varying pain creams provide pain relief for a wide range of ailments, from anti-inflammatory pain, peripheral neuropathic pain, general pain, headache pain, as well as painful scars. The medications are incorporated into and pulled through the skin using the latest in transdermal emulsions. The pain creams will typically require a prescription and will be billed through the patient’s insurance. ZMI utilizes its existing medical device sales channel to sell its pain creams. In 2014, ZMI medical devices accounted for 83% of our total net revenue and the compound pharmacy accounted for 13% of our total net revenue.

Zynex NeuroDiagnostics (ZND):

ZND was formed in 2011 to market electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing ZMI diagnostic EMG technology. To date, ZND has not generated significant revenue and the Company is no longer actively pursuing sales of this product line.

Zynex Monitoring Solutions (ZMS):

ZMS was formed in 2011 to develop and market medical devices for non-invasive cardiac monitoring. During 2014, ZMS was still in development and did not have any revenue. The blood volume monitor is a non-invasive medical device for monitoring central blood volume that would be used in operating and recovery rooms to detect blood loss during surgery and internal bleeding during recovery. This device has been subjected to multiple clinical studies, which are being utilized for collecting data to further validate the algorithm used to determine changes in central blood volume and planning for future, additional clinical studies. A Pre-Sub application has been submitted to the FDA requesting permission to submit an application through FDA’s newly established DeNovo application process. We believe there is no other approved product that compares to the blood volume monitor and its unique application justifies a DeNovo market clearance. The blood volume monitor has been tested in several IRB approved studies and also used in several blood donation settings where more than a dozen subjects have donated half a liter of blood with strong correlation to the index on the device. We are in the process of building a number of commercial devices in pilot-production. A utility patent has been filed for this unique application (pending), which we believe could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery. ZMS did not produce significant revenue for the year ending December, 31, 2014.

Zynex International (Zynex Europe) (ZEU):

ZEU was formed in 2012 to further progress Zynex’s international expansion. ZEU is focused on sales and marketing our products within the international marketplace, upon receipt of necessary regulatory approvals. ZEU did not produce significant revenue for the year ended December 31, 2014.

Zynex Billing and Consulting (ZBC):

During the latter part of 2012, we established a medical billing and consulting subsidiary, ZBC. ZBC provides outsourced billing services for private medical practices, which include collection services, medical coding and general billing consulting. ZBC is majority owned by Zynex, Inc. (80%) and has a noncontrolling interest member, owning 20%. ZBC produced 4% of our revenue for the year ended December 31, 2014.

Products

We currently market and sell Zynex-manufactured products and distribute private labeled products, as indicated below:

Zynex Medical (ZMI):

Product Name	Description
Our Products

NexWave	Dual Channel, multi-modal TENS Device

NM 900	NeuroMove. Electromyography (EMG) triggered Electrical Stimulation Device

Private Labeled Products

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Zynex Monitoring Solutions (ZMS):

Product Name	Description
Our Products

Non-Invasive Blood Volume Monitor	Blood Volume Monitor (in development-not released)

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

Numerous clinical studies have been published over several decades showing the effectiveness of TENS for pain relief. Zynex’s primary TENS device, the NexWave has received FDA 510(k) clearance. The NexWave is a digital TENS device that delivers pain-alleviating electrotherapy.

In addition to our electrotherapy solutions, ZMI also provides a line of prescription pain creams under its Pharmazy brand, which incorporate two to eight different active pharmaceutical ingredients to alleviate pain in localized areas, resulting in minimal systemic absorption and thus minimal side effects. The pain creams are individualized for each patient’s unique pain symptoms, utilizing the multiple mechanisms of actions of the active pharmaceuticals. These varying pain creams provide pain relief for a wide range of ailments, from inflammatory pain, peripheral neuropathic pain, general pain, headache pain, as well as painful scars.

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

Our Markets

Zynex Medical (ZMI):

Medical Devices (Electrotherapy):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products. Thus, we primarily compete in the standard electrotherapy market, with products based on TENS devices and consumable supplies. We estimate the annual domestic market for standard electrotherapy products at approximately $300 million. During 2014 and 2013, we encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. The Affordable Care Act dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare payments to providers, expanding the Medicare program’s use of value-based purchasing programs and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act did not take effect until 2014, certain measures became effective in 2013, and additional government policies designed to reduce the overall cost of the Medicare program through reduced reimbursement and reduced coverage for certain items and services have already become effective. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced coverage and reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2014 and 2013. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Further complicating predictions regarding the impact of the Affordable Care Act is uncertainty surrounding individual State’s decisions to expand Medicaid, as contemplated by the Affordable Care Act, but made optional by the Supreme Court. As a result, it is difficult to predict the full impact that health care reform, including the Affordable Care Act, will have on the electrotherapy market.

In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. The two primary competitors in our market are International Rehabilitative Sciences, Inc. d/b/a RS Medical and EMPI, Inc. (a DJO Global, Inc. company). In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies. Some of these competitors may have greater financial and/or technical resources than we do.

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

●

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

●	Prior to payment, the third party payors often make significant payment “adjustments or discounts.” This can also lead to billing disputes with third party payors.
●

In addition to the uncertainty created by health care reform, including the Affordable Care Act, as noted above, some insurance companies do not, as a matter of policy, cover some of our products, or limit coverage of our products to certain diagnoses, which can result in the denial of payment or a demand for refund.

●

The majority of our revenue is generated by medical devices, specifically from our electrotherapy products sold through ZMI, and is reliant on insurance reimbursement. For 2014, approximately 89% of our consolidated net revenue was from commercial insurance and  6% from private pay patients.

Compound Pain Cream:

In 2014, we commenced sales of non-sterile compound pharmacy providing topical and transdermal pain creams through our in-house compound pharmacy. Our pain creams, in conjunction with our electrotherapy product, now offer a full service pain management solution for the market. We believe that approximately 100 million people in the United States have chronic pain that is treatable by a topical or transdermal pain cream and offers a solution that is an alternative to oral medication.  We believe the market for topical pain creams is highly fragmented with approximately 7,500 compounding pharmacies operating in the United States and that the estimated annual market size is approximately $3 billion.  Compounded pain cream prescribers and specialties are: anesthesiology, pain management doctors, orthopedics, podiatry, rheumatology, family practice, internal medicine and oral surgery. Our compound pharmacy is licensed in 43 states, including the District of Columbia.

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. It is estimated that non-invasive and minimally invasive monitoring devices, like the one we are developing, will account for half of the cardiac output market. We believe our product, once released into the marketplace, will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have not yet identified competitors for this product. ZMS has not generated any revenue as its product is still in development.

Zynex NeuroDiagnostics (ZND):

ZND is focused on developing products within the neurosensing marketplace in an effort to diversify our concentration of ZMI electrotherapy revenue. To date, ZND has not generated significant revenue and the Company is no longer actively pursuing sales of this product line.

Sales and Growth Strategies

To date, ZMI accounts for substantially all of our revenue. In an effort to increase revenue, we added new products that are less impacted by insurance reimbursement to our ZMI sales channel and are pursuing other opportunities, including the sale of non-sterile topical and transdermal pain creams through our Zynex owned compound pharmacy and the Blood Volume Monitor which is still in development. In 2014, we generated $1,373 of revenue from our pharmacy, of which approximately half was recorded in the fourth quarter of 2014. We believe these actions will serve to diversify our product mix. We also continue to modify and refine our geographic sales channels through experienced sales representatives, representing a mix of Zynex employees, sales contractors and international distributors. As of December 31, 2014, we had approximately 100 active field sales representatives. An insignificant amount of our revenue is derived from international sales; however we continue to take steps to penetrate the global medical device marketplace.

Manufacturing and Product Assembly

Our manufacturing and product assembly strategy consists of the following elements:

●	Compliance with relevant legal and regulatory requirements.
●

Use of contract manufacturers as much as possible, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment. Domestically and internationally, there is a large pool of highly qualified contract manufacturers for the type of devices we assemble.

●	Utilization of in-house final assembly and test capabilities.
●	Development of proprietary software for all products in house.
●	Testing all units in a real-life, in-house environment to help ensure the highest possible quality, patient safety, and reduce the cost of warranty repairs.

We utilize contract manufacturers (located in the United States) for the some of our products, and manufacture in-house for our TENS units. We do not have long term supply agreements with our contract manufacturers for our products, but utilize purchase orders with agreed upon terms for our ongoing needs. Generally, we have been able to obtain adequate supplies of our required raw materials and components. We also believe there are numerous suppliers that can manufacture our products and provide our required raw materials. We are always evaluating our suppliers for price, quality, delivery time and service. However, the reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Our significant suppliers as of March 2015 are:

Axelgaard Manufacturing Co., LTD, Fallbrook, CA

ATL Technology, Springville, UT

Staples Advantage, Chicago, IL

Pac-Tec, Division of LaFrance Corporation, Concordville, PA

Western Electronics LLC, Meridian, ID

See Note 12 to the Consolidated Financial Statements regarding our primary supplier of electrotherapy products.

Distribution and Revenue Streams:

To date, substantially all of our revenue is generated through our ZMI subsidiary from our electrotherapy products and pain creams. Since the Company’s revenues are all pledged to its principal lender to collateralize a loan that is in default, the lender receives the revenues, and to date notwithstanding the default, the lender has allowed the Company to continue using its cash flow for operational purposes.

We sell most of our medical devices and compound, non-sterile pain creams through direct and independent sales representatives in the United States. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated based on the amount of cash collected from products sold. Often times, we place our medical device inventory with certain field sales representatives to more quickly fill orders, which are typically consigned to various medical clinics and physician offices. Currently, the United States has been the market that we have focused on; however, we have established international distributors in Canada, Australia, Russia, China, India, Singapore, Holland, Germany, the United Arab Emirates (UAE), Malaysia, Saudi Arabia and Singapore. Typically, we sell and ship product directly to our international distributors, who work directly with the ultimate patient or end-user. To date these international customers have not generated significant revenue.

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

A significant portion of our revenue is derived from patients with private health insurance carriers with insurance plans, typically known as HMO or PPO, on behalf of their insureds and worker’s compensation agencies. The balance of the revenue is primarily received from attorneys representing injured patients, hospitals, clinics and private-pay individuals, and to a lesser extent Medicare and Medicaid. Patients associated with one health insurance carrier accounted for approximately 10% and 7% of our net accounts receivable balance at December 31, 2014 and 2013, respectively.

A large part of our revenue is recurring. Recurring revenue results from renting our products, typically for two or more months, and the sale of surface electrodes and batteries sent to existing patients on both rental and purchased units. Electrodes and batteries are consumable items that are considered an integral part of our products. We also anticipate additional recurring revenue through refills typically required by pain cream prescriptions.

Private Labeled Distributed Products

In addition to our own products, we distribute, through our sales force, a number of private labeled products from other domestic manufacturers in order to complement our products. These products generally include patient consumables, such as electrodes and batteries. Customarily, there are no formal contracts between vendors in the durable medical equipment industry. Replacement products and components are easily found, either from our own products or other manufacturers, and purchases are made by purchase order.

Intellectual Property

Although we do not own any patents, we believe that our products contain certain proprietary software. We currently have applied for patents for products related to cardiac monitoring within ZMS. In the future, we may seek patents for advances to our existing products and for new products as they are developed. During 2014 and 2013, we incurred approximately $394,000 and $754,000, respectively, of research and development expenses, primarily from our ZMS subsidiary. We expect our research and development expenditures will be limited throughout 2015.

We hold registered trademarks for NeuroMove in the U.S. and the European Union. Zynex and Zynex Medical are trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

Regulatory Approval and Process

All our ZMI products are classified as Class II (Medium Risk) devices by the FDA, and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is regulated by the FDA, and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, the company introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976 or to devices that have been reclassified in accordance with the provisions of the Federal Food, Drug, and Cosmetic Act that do not require approval of a premarket approval application. When the FDA determines that the device is substantially equivalent, the agency issues a “clearance” letter that authorizes marketing of the product. We are also regulated by the FDA’s GMP and QSR (Quality Systems Regulation). We believe that our products have obtained or are good candidates for the requisite FDA clearance or are exempt from the FDA clearance process. In September 2011, Zynex received FDA 510(k) clearance to market the NexWave, our current generation TENS device. In August 2012, Zynex received FDA 510(k) clearance to market the InWave, our next generation muscle stimulator for treatment of female incontinence. Failure to comply with FDA requirements could adversely affect us. In January, 2014 the FDA performed an inspection of Zynex Medical. At the end of the inspection a Form 483 was issued listing items that needed to be corrected to be in complete compliance with FDA regulations. In January 2015, the FDA performed a follow up inspection. We are awaiting the final comments from the 2015 inspection, but we believe they will close the issues included in the 2014 Form 483.

Changes in reimbursement for our products may adversely affect us. The Center for Medicare and Medicaid Services (CMS) issued a Decision Memo on June 8, 2012 that eliminated Medicare reimbursement for TENS for any diagnosis code related to chronic low back pain unless the patient was enrolled in a CMS approved clinical trial. This change was implemented in 2013 and eliminated reimbursement for approximately 50% of the Medicare patients we normally served. A number of commercial insurance plans have adopted the Medicare coverage guidelines into their plans. CMS also mandated additional documentation requirements, including a physician “face to face” for TENS devices. CMS added TENS to the DMEPOS Competitive Bidding Program for the Round 1 Re-Compete and subsequently awarded exclusive contracts to several providers in the nine major metropolitan areas in that round. Zynex was unable to bid on those product categories and subsequently, effective January 1, 2014, Zynex is unable to provide services to Medicare patients in those nine metropolitan areas. The Competitive Bidding Program is expected to expand to include additional areas and may be nationwide as soon as 2016. Therefore, due to the additional requirements imposed by CMS, we stopped accepting Medicare as of November 1, 2013.

Zynex has received European Union (“EU”) CE Marking approval for several of its products. CE Marking is a certification that a product meets the standards established by the 28 nations of the EU and qualifies for sale in the EU and 4-nation European Free Trade Association.

The Far East, Middle East, Eastern Europe and Latin American markets have different regulatory requirements. We comply with applicable regulatory requirements within the markets in which we currently sell. If and when we decide to enter additional geographic areas, we intend to comply with applicable regulatory requirements within those markets.

Zynex has received ISO13485: 2003 certification for its compliance with international standards in quality management systems for design, development, manufacturing and distribution of medical devices. This certification is not only important as an assurance that we have the appropriate quality systems in place but is also crucial to our international expansion efforts as many countries require this certification as part of their regulatory approval. The quality management system is audited on an annual basis and the Company received recertification in February 2015.

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

Federal health care laws apply to us when we submit a claim to any other federally funded health care program, in addition to requirements to meet government standards. The principal federal laws that we must abide by in these situations include:

●	Those that prohibit the filing of false or improper claims for federal payment.
●	Those that prohibit unlawful inducements for the referral of business reimbursable under federally funded health care programs.

The federal government may impose criminal, civil and administrative penalties on anyone who files a false claim for reimbursement from federally funded programs.

A federal law commonly known as the “anti-kickback law” prohibits the knowing or willful solicitation, receipt, offer or payment of any remuneration made in return for:

●	The referral of patients covered under federally-funded health care programs; or
●	The purchasing, leasing, ordering, or arranging for any goods, facility, items or service reimbursable under those programs.

ZMI’s non-sterile compounding pharmacy received initial Colorado State Board of Pharmacy licensure on October 9, 2013. As of March 25, 2015, the pharmacy is licensed in 43 states, including the District of Columbia. The Company is continuing to pursue licenses in the remaining states. The practice of pharmacy is regulated by the Board of Pharmacy in each state, Compounding pharmacies have been recently affected by new regulations issued by the FDA but those regulations have been limited to sterile compounding pharmacies at this time. The Drug Enforcement Agency (DEA) also regulates the distribution of Controlled Substances in the US and Zynex received a DEA permit for that purpose.

We believe we are materially complying with applicable laws concerning our products. Additionally, many aspects of our business have not been the subject of state or federal regulatory interpretation. The laws applicable to us are subject to evolving interpretations. If our operations are reviewed by a government authority, we may receive a determination that could be adverse to us. Furthermore, laws that are applicable to us may be amended in a manner that could adversely affect us. State pharmacy license requirements vary by state, but primarily require us to have an active and good standing pharmacy license in our home state (Colorado), have an active and good standing license with the DEA, have a current inspection from the Colorado Board of Pharmacy on file, regulate the minimum number of hours our pharmacy must be open and require background checks for the pharmacist in charge and Company officers.

Failure to comply with this additional myriad of regulations in a particular jurisdiction may subject us to fines or other penalties, including the inability to sell our products in certain jurisdictions.

Employees

As of December 31, 2014, we employed 92 full time employees. We also engage a number of independent commission-only sales contractors.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

THE COMPANY HAS EXPERIENCED SIGNIFICANT DECLINES IN REVENUE AND INCURRED SIGNIFICANT OPERATING LOSSES FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013,  HAS NEGATIVE WORKING CAPITAL, NEGATIVE SHAREHOLDERS’ EQUITY AND IS IN DEFAULT OF ITS SECURED LINE OF CREDIT RAISING DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

For the years ended December 31, 2014 and 2013, total revenues declined by $10.6 million (49%) and $18.0 million (45%), respectively. For the same fiscal years, the Company incurred net losses of $6.2 million and $7.3 million, respectively. In addition, as of December 31, 2014 the Company had negative working capital of approximately $2.4 million and negative stockholders’ equity of approximately $1.2 million. We are in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance on our line of credit at March 19, 2015 was approximately $4.5 million.

Our business plan contemplates organic growth in revenues and through the addition of new products to our sales channel, including growth in the sales of compounded pain creams and development of the Blood Volume Monitor, which could mitigate the decline in our ZMI electrotherapy products. The factors described above may also negatively affect our ability to find, attract or retain sales personnel or qualified new employees and sales representatives and retain existing employees and sales representatives.

We require additional capital to replace the line of credit and to provide additional working capital. Our history of operating losses and negative working capital may make it difficult to raise any new capital and may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees.

These conditions raise doubts about our ability to continue as a going concern.

WE ARE IN DEFAULT OF THE TERMS OF OUR LINE OF CREDIT AND ARE USING OUR REVENUE STREAM FOR OPERATIONS WITH THE CONSENT OF OUR LENDER

We are in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance of our line of credit at March 19, 2015 was $4,497,000. Although the lender has continued to make advances, there can be no assurance it will continue to do so. If the lender ceases to make advances, we will be unable to finance our business operations and general and administrative expenses, and this  will likely result in our inability to continue operations. In addition, we have had to revise and extend the payment terms with many of our key supplier and vendors.  If our key suppliers and vendors, many of whom now require payment in advance of delivery, cease doing business with us, it will have a material adverse effect on our business.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO SUSTAIN OPERATIONS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING

Our ability to sustain operations significantly on our ability to growth revenue and develop new products. This will require significant capital resources. We need to seek additional capital through the sale of equity or debt securities to fund our business plan. We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our business plan or significantly curtail our operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. Any debt financing would require the approval of Triumph Healthcare Finance (“Triumph” or “Lender”), which is the Lender under our line of credit.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS INCLUDED AN EXPLANATORY PARAGRAPH WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN IN ITS REPORT ON OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2014

In their report dated March 31, 2015, our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern and stated that our consolidated financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. We have incurred significant losses in 2014 and 2013, and have limited liquidity. These factors raise substantial doubt about our ability to continue as a going concern.

CHANGES IN THE HEALTHCARE ENVIRONMENT MAY CONTINUE TO NEGATIVELY IMPACT OUR BUSINESS

During 2014 and 2013, we encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. This significantly contributed to a 49% and 45% decrease in revenues in 2014 and 2013, respectively. The Affordable Care Act dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare payments to providers, expanding the Medicare program’s use of value-based purchasing programs and instituting certain private health insurance reforms. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced coverage and reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2014 and 2013. This uncertainty has led to a decrease in orders for our products, which has been further exacerbated by departures of members of our external sales force. Losses of experienced members of our external sales force causes a further decline in orders until if and when other members of our sales force or new members added to our sales force can reestablish relationships with prescribing medical practitioners.

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

WE ARE DEPENDENT ON REIMBURSEMENT FROM INSURANCE COMPANIES AND GOVERNMENT PROGRAMS (INCLUDING MEDICARE AND MEDICAID); CHANGES IN INSURANCE REIMBURSEMENT POLICIES OR APPLICATION OF THEM HAVE RESULTED IN DECREASED OR DELAYED REVENUES

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

FUTURE CHANGES IN COVERAGE AND REIMBURSEMENT POLICIES FOR OUR PRODUCTS OR REDUCTIONS IN REIMBURSEMENT RATES FOR OUR PRODUCTS BY THRID PARTY PAYORS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

In the United States, our products are prescribed by physicians for their patients. Based on the prescription, which we consider an order, we submit a claim for payment directly to third-party payors such as private commercial insurance carriers, government payors and others as appropriate and the payor reimburses us directly. Federal and state statutes, rules or other regulatory measures that restrict coverage of our products or reimbursement rates could have an adverse effect on our ability to sell or rent our products or cause physical therapists and physicians to dispense and prescribe alternative, lower-cost products.

THERE ARE SIGNIFICANT ESTIMATING RISKS ASSOCIATED WITH THE AMOUNT OF REVENUE, RELATED REFUND LIABILITIES, ACCOUNTS RECEIVABLE AND PROVIDER DISCOUNTS THAT WE RECOGNIZE, AND IF WE ARE UNABLE TO ACCURATELY ESTIMATE THESE AMOUNTS, IT COULD IMPACT THE TIMING OF OUR REVENUE RECOGNITION, HAVE A SIGNIFICANT IMPACT ON OUR OPERATING RESULTS OR LEAD TO A RESTATEMENT OF OUR FINANCIAL RESULTS

There are significant estimating risks associated with the amount of revenues, related refund liabilities, accounts receivable and provider discounts that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of coverage, differing provider discount rates and other third party payor issues. Determining applicable primary and secondary coverage for our customers at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with government programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectable from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after our products are provided. If our estimates of revenues, related refund liabilities, accounts receivable or provider discounts are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results. It could also lead to a restatement of our financial results.

OUR INVENTORY VALUATIONS MAY BE INCORRECT, WHICH MAY RESULT IN INVENTORY WRITE-DOWNS THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We sell most of our medical devices through independent sales representatives and direct sales employees, utilizing a hybrid direct/independent contractor field sales model. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated based on the actual payments received for valid orders obtained from our customers, which consist primarily of patients, health care providers, and dealers. Often times, we place a large amount of our inventory with field sales representatives to more quickly fill orders. A certain amount of such inventory may be retained by the sales representative or placed at doctor’s offices or clinics for extended periods of time prior to its sale. If our inventory valuation is incorrect for any reason it may result in inventory write-downs that would increase costs and have an adverse effect on our results of operations.

THE PATIENT PROTECTION AND ACCOUNTABILITY ACT OF 2010 WILL HAVE AN IMPACT ON OUR BUSINESS WHICH MAY BE IN PART BENEFICIAL AND IN PART DETRIMENTAL

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation could have an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payors. This legislation may result in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during 2014 and 2013. We are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

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

HOSPITALS AND CLINICIANS MAY NOT BUY, PRESCRIBE OR USE OUR PRODUCTS IN SUFFICIENT NUMBERS, WHICH COULD RESULT IN DECREASED REVENUES AND PROFITS

Hospitals and clinicians may not accept any of our products as effective, reliable, and cost-effective. Factors that could prevent such institutional customer acceptance include:

●	If customers conclude that the costs of these products exceed the cost savings associated with the use of these products;
●	If customers are financially unable to purchase these products;
●	If adverse patient events occur with the use of these products, generating adverse publicity;
●	If we lack adequate resources to provide sufficient education and training to our customers;
●	If frequent product malfunctions occur, leading clinicians to believe that the products are unreliable; and
●	Uncertainty regarding or change in government or third party payor reimbursement policies for our products
●	If physicians or other health care providers believe that our products will not be reimbursed by insurers or decide to prescribe competing products.

Because our sales are dependent on prescriptions from physicians, if any of these or other factors results in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund operations. We experienced a steep decline in orders for our ZMI products during 2014 and 2013, due to a drop in prescriptions, and can make no assurances that demand for our products will not further decline in future periods.

SOME OF OUR COMPETITORS ARE LARGER THAN US AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM

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

FAILURE TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES COULD RESULT IN DECREASED REVENUES

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

A THIRD-PARTY MANUFACTURER’S INABILITY TO PRODUCE OUR GOODS ON TIME AND TO OUR SPECIFICATIONS COULD RESULT IN LOST REVENUE

Third-party manufacturers assemble and manufacture to our specifications most of our products. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our revenues. Because of the timing and seriousness of our business, and the medical device industry in particular, the dates on which customers need and require shipments of products from us are critical. Further, because quality is a leading factor when customers, doctors, health insurance providers and distributors accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

IF WE NEED TO REPLACE MANUFACTURERS, OUR EXPENSES COULD INCREASE RESULTING IN SMALLER PROFIT MARGINS

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

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. SANDGAARD OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL WITH EXPERIENCE IN OUR BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer and Founder and beneficial owner of 57.2% of our outstanding stock. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. There is currently no employment agreement with Mr. Sandgaard. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel having experience in our business. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find, attract and retain qualified new employees and sales representatives and retain existing employees and sales representatives.

WE NEED TO MAINTAIN INSURANCE COVERAGE, WHICH COULD BECOME VERY EXPENSIVE OR HAVE LIMITED AVAILABILITY

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

WE DEPEND UPON OBTAINING REGULATORY APPROVAL OF ANY NEW PRODUCTS AND/OR MANUFACTURING OPERATIONS WE DEVELOP AND MAINTAININH APPROVALS OF CURRENT PRODUCTS; FAILURE TO OBTAIN OR MAINTAIN SUCH REGULATORY APPROVALS COULD RESULT IN INCREASED COSTS, LOST REVENUE, PENALTIES AND FINES

Before marketing any new products, we will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to us. We may not know the results of any study, favorable or unfavorable to us, until after the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies and we may expend significant funds on research and development on products that are rejected by the FDA. Some of our products are marketed based upon our interpretation of FDA regulation allowing for changes to an existing device. If our interpretations are incorrect, we could suffer consequences that could have a material adverse effect on our results of operations and cash flows and could result in fines and penalties. There can be no assurance that we will have the financial resources to complete development of any new products or to complete the regulatory approval process.

WE MAY NOT BE ABLE TO OBTAIN CLEARANCE OF A 510 (K) NOTIFICATION OR APPROVAL OF A DENOVO OR PRE-MARKET APPROVAL APPLICATION WITH RESPECT TO ANY PRODUCTS ON A TIMELY BASIS, IF AT ALL

If timely FDA clearance or approval of new products is not obtained, our business could be materially adversely affected. Clearance of a 510(k) notification or DeNovo application may also be required before marketing certain previously marketed products, which have been modified after they have been cleared. Should the FDA so require, the filing of a new 510(k) notification for the modification of the product may be required prior to marketing any modified devices.

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

WE CONTINUE TO INCUR SUBSTANTIAL EXPENSES AND INCUR LOSSES

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

We are a small company in terms of employees, technical and research resources and we lack liquidity. We expect to have research and development and sales and marketing, and general and administrative expenses. These amounts may be expended before any commensurate incremental revenue from these efforts may be obtained and may adversely affect our potential profits and we may lack the liquidity to pay for such expenditures. These factors may also hinder our ability to meet changes in the medical industry as rapidly or effectively as competitors with more resources.

WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS, TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS

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

SUBSTANTIAL COSTS COULD BE INCURRED DEFENDING AGAINST CLAIMS OF INFRINGEMENT

Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe Zynex’s ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

●	Cease selling, incorporating, or using products that incorporate the challenged intellectual property:
●	Obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms, if at all; and
●	Re-design Zynex’s products excluding the infringed intellectual property.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY RELIANCE ON SOLE SUPPLIERS

Notwithstanding our current multiple supplier approach, in the future certain essential product components may be supplied by sole, or a limited group of, suppliers. Most of our products and components are purchased through purchase orders rather than through long term supply agreements and large volumes of inventory may not be maintained. There may be shortages and delays in obtaining certain product components. Disruption of the supply or inventory of components could result in a significant increase in the costs of these components or could result in an inability to meet the demand for our products. In addition, if a change in the manufacturer of a key component is required, qualification of a new supplier may result in delays and additional expenses in meeting customer demand for products. Also, the recent decline in orders has caused members of our sales force to leave the Company, which has further exacerbated our decline in orders. These factors could adversely affect our revenues and ability to retain our experienced sales force.

OUR PRODUCTS ARE SUBJECT TO RECALL EVEN AFTER RECEIVING FDA OR FOREIGN CLEARANCE OR APPROVAL, WHICH WOULD HARM OUR REPUTATION AND BUSINESS

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

OUR PRINCIPAL EXECUTIVE OFFICER OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND IS OUR SOLE DIRECTOR AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT

Our Chief Executive Officer, Chairman and sole Director, Thomas Sandgaard, beneficially owns approximately 57.2% of our outstanding common stock as of March 25, 2015. As a result, Mr. Sandgaard has the ability to control substantially all day to day operations of our company and all matters submitted to our stockholders for approval, including:

●	Election of our board of directors;
●	Removal of any of our directors;
●	Amendment of our certificate of incorporation or bylaws;
●	Approval of significant corporate transactions, such as a sale, merger or liquidation of our Company; and
●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING COULD MATERIALLY AND ADVERSELY IMPACT OUR BUSINESS

We are a small company with limited resources. As of December 31, 2014 we reported a material weakness in our internal control over financial reporting (ICFR) as we do not currently have an independent audit committee overseeing our internal controls, or an independent member of our Board.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. While we are committed to improving our financial controls, our ability to do so is limited as a result of a lack of working capital and other capital resources to do so. If we do not remediate this weakness in the future, in addition to any impact on our stock price, it could also impact our ability to raise capital and could affect adversely our reputation, which collaterally could affect our ability to retain sales personnel and business relationships with insurance companies paying for our products and vendors.

When we are financially able to, we intend to consider taking the following actions, subject to the availability of funds: (1) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake the oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to the Company), and (2) retain and utilize an outside independent consulting firm to assist us with assessing and testing the effectiveness of our ICFR (when funds and/or additional resources are available to the Company). We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

WE MAY FAIL TO PROTECT THE PRIVACY, INTEGRITY AND SECURITY OF CUSTOMER INFORMATION

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

●

failure to properly comply with U.S. and foreign laws and regulations applicable to our foreign activities including, without limitation, product approval, healthcare and employment law requirements and the Foreign Corrupt Practices Act;

●	difficulties in managing foreign operations and attracting and retaining appropriate levels of senior management and staffing;
●	longer cash collection cycles;
●	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;
●	difficulties in enforcing agreements through foreign legal systems;
●	fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. dollars of the products we provide in foreign markets;
●	the ability to efficiently repatriate cash to the United States and transfer cash between foreign jurisdictions; and
●	changes in general economic conditions or political circumstances in countries where we operate.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our global operations and reduce our global sales, adversely affecting our business and future financial performance.

RISKS RELATING TO OUR COMMON STOCK

OUR COMMON STOCK MAY BE SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK

Since our common stock is not listed or quoted on any stock exchange and no other exemptions may apply, trading in our common stock on the OTC Markets may be subject to the “penny stock” rules of the SEC. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker and its salespersons in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts. The brokers must provide bid and offer quotations and compensation information before making any purchase or sale of a penny stock and also provide this information in the customer’s confirmation. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

SALES OF SIGNIFICANT AMOUNTS OF SHARES HELD BY MR. SANDGAARD, OR THE PROSPECT OF THESE SALES, COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

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

BECAUSE WE HAVE NO PLANS TO PAY DIVIDENDS ON OUR COMMON STOCK, INVESTORS MUST LOOK SOLELY TO STOCK APPRECIATION FOR A RETURN ON THEIR INVESTMENT IN US

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We currently intend to retain all future earnings to fund the development and growth of our business.  Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant.

 Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.  Investors seeking cash dividends should not purchase our common stock.

OUR EXISTING SHAREHOLDERS COULD EXPERIENCE FURTHER DILUTION IF WE ELECT TO RAISE EQUITY CAPITAL TO MEET OUR LIQUIDITY NEEDS

Due to our current liquidity issues, we may have to raise capital to meet working capital needs.  Such action will likely require that we issue equity (or debt) securities which would result in dilution to our existing stockholders.  Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so.  If we are successful in raising additional working capital, we may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and operations are located in approximately 22,000 square feet in two adjacent buildings in Lone Tree, Colorado. In October 2014, we negotiated the termination of our then existing building lease and entered into a new lease agreement for the current space. This space is leased under an agreement which expires in December 2016, at an annual average lease expense of approximately $583,000 over the term of the lease. We also lease a small office/warehouse in Denmark. We believe that these leased properties are sufficient to support our requirements until the leases expire. See Note 9 to the Consolidated Financial Statements for additional information on this lease.

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

PERIOD	HIGH	LOW
Year ended December 31, 2014
First Quarter	$0.51	$0.28
Second Quarter	$0.50	$0.20
Third Quarter	$0.29	$0.14
Fourth Quarter	$0.20	$0.06
Year ended December 31, 2013
First Quarter	$0.70	$0.51
Second Quarter	$0.60	$0.38
Third Quarter	$0.49	$0.22
Fourth Quarter	$0.37	$0.21

As of March 25, 2015, there were 31,271,234 shares of common stock outstanding and approximately 230 record holders of our common stock. There are approximately 1,000 shareholders that hold their shares in “Street Name” with Cede & Co.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 regarding shares of common stock available for issuance under our equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
Equity Compensation Plans Approved by Shareholders (1)	1,735,519	$0.59	1,264,481
Equity Compensation Plans not approved by Shareholders	—	—	—
Total	1,735,519	$0.59	1,264,481

(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.

Recent Sales of Unregistered Securities

On August 20, 2014 the Company issued 100,000 shares of its $0.001 par value common stock to Zacks Investment Research Inc., in exchange for services valued at $23,000. There were no cash proceeds to the Company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. No underwriter was involved in the issuance, and the Company paid no brokerage commissioner or finders fees.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company currently has five subsidiaries; Zynex Medical, Inc. (ZMI), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Monitoring Solutions Inc. (ZMS), Zynex Billing and Consulting, LLC (ZBC) and Zynex Europe, Aps (ZEU). The Company operates in one primary business segment, Electrotherapy and Pain Management Products, which represents approximately 96% of total net revenue for the year ended December 31, 2014. ZBC services represented approximately 4% of total net revenue for the year ended December 31, 2014. (see Item 1 “Business” for a full description of the subsidiaries).

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Report.

RESULTS OF OPERATIONS ( dollars in thousands, except per share )

Summary

The Company’s revenues have decreased by almost 75% from the 2012 calendar year to the 2014 calendar year due to a number of reasons discussed below, but primarily as a result of changes from the Affordable Care Act and Medicare’s reimbursement practices.

During this period, we were not able to reduce expenses significantly to maintain our earlier profit margins and, in fact, incurred significant operating losses and negative cash flows.  As a result, we have negative working capital, inadequate liquidity, are in default under our agreement with our principal lender, and our key vendors who now require payment in advance. As a result, our inventory remains at a low level and we have less flexibility in fulfilling orders – which negatively impacts $4our anticipated revenues.

More significantly, as discussed above and below, our principal creditor has agreed to forbear in any loan default enforcement actions and has allowed us to continue to use our revenues for our business operations through June 30, 2015.  If we are unable to refinance this $4.42 million debt by June 30, 2015, and unless our principal creditor extends its forbearance (of which there can be no assurance), we may not be able to continue business operations.

Our plans for continuing operations involve maintaining our business operations as best we are able while we are seeking debt or equity financing which will allow us to satisfy our obligations to our principal lender and our vendors.  We believe that we have achieved most of the necessary business efficiencies to provide for continuing operations if we are able to overcome our liquidity shortage.  While we are exerting every effort to address these short-term issues, there can be no assurance that we will do so.

Background

After more than a decade of consecutive double digit annual growth, Zynex had revenues of approximately $39.7 million in 2012. Revenue declined in 2013 to approximately $21.7 million and further declined to $11.1 million for the year ended December 31, 2014. The primary reasons for the decline in revenue were the impact of Medicare and healthcare reform, and a loss of Zynex’s independent sales force to sell transdermal compounded pain cream from competing pharmacies rather than focusing on selling the Company’s TENS products.

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

In connection with the lease termination and new lease agreements, discussed below, the Company physically moved most of its operations in the latter part of the fourth quarter of 2014, disrupting manufacturing, order entry and billing and incurring expenses for the cost of the move. Net revenue for the fourth quarter of 2014 was negatively impacted as a result of the disruption. The move was completed and operations were back to normal by December 31, 2014.

As noted above, many industry sales representatives, including those representing Zynex, began offering prescription TransDermal Pain Creams (TDPC) to their accounts, a type of sale that pays much higher commissions with less paperwork than TENS devices and requires little interaction with patients. TDPC, like TENS, offers very effective, non-addictive pain management with minimal side effects.  Zynex did not offer a TDPC solution prior to 2014, which resulted in sales representatives spending less time promoting Zynex TENS products as well as a significant number of sales representatives dropping Zynex’s products due to the trend toward TDPC. In addition, the remaining sales representatives are generally producing fewer orders for TENS than before the TDPC products were introduced.  In late 2013, Zynex made a decision to open its own compounding pharmacy. The new operation which operates within ZMI, trade name “Pharmazy”, was operational in November 2013 and the first state licenses were obtained in February 2014. To date Zynex’s pharmacy is licensed in 43 states, including the District of Columbia. We are recruiting new sales representatives and believe that Zynex offers them an attractive option since we believe that we are the only company in the market that currently offers both TENS and TDPC solutions on the same prescription pad. However, since we are new to the compounding pharmacy business, we need to build a new sales force and establish credibility in the TDPC market and we can make no assurance that we will be successful in doing so.

In an effort to minimize the impact of the issues discussed above and the resulting slowdown in our orders, we made reductions to our operating expenses, particularly employee related costs through headcount reductions beginning in the middle of 2013. Headcount has been reduced from 153 employees at December 31, 2013 to 92 employees at December 31, 2014. In addition, in the fourth quarter of 2014, we negotiated a new lease for our facility in Lone Tree CO that reduced monthly rent payments from approximately $129 to $49. Despite these changes, the Company’s liquidity is still strained by ongoing negative working capital and the default under its line of credit.

For the year ended December 31, 2014, revenue from our pharmacy represented approximately 13% of total net revenue. There was no such revenue in 2013.

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

We have restructured our internal operations, including manufacturing, billing and customer service to accommodate our lower sales volume and revised product focus. In addition, in October 2014, the Company negotiated a termination agreement for its existing building lease and a new lease agreement with its landlord relating to its headquarters located in Lone Tree, Colorado. Under the terms of the termination agreement, among other things, the existing headquarters building lease terminated on December 31, 2014; the Company agreed to consolidate its operations into approximately one-third of the total square footage it occupied previously; monthly base rental payments were reduced from approximately $129 to $43 for the period from September 1, 2014 through December 31, 2014; and, the terms of the new lease took effect January 1, 2015. The terms of the new lease agreement include, among other things, a term of two years, fixed monthly rental payments of approximately $49; and, the right for either party to terminate the lease without future liability with six months written notice from the landlord and three months’ notice from the Company. As a result of these agreements, the Company recorded a net gain in the fourth quarter of 2014 in the amount of $2,195 reflecting forgiveness of the liability for deferred rent of $2,845, partially offset by the write-off of certain office furniture & equipment and leasehold improvements amounting to $650.

As of December 31, 2014, we were not in compliance with the financial covenants under the terms of our line of credit with Triumph Healthcare Finance (the “Lender”). On July 14, 2014, Zynex received notice from the Lender of an event of default under the Company’s Loan and Security Agreement with the lender. The notice relates to the Company’s default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it would no longer make additional loans under the Credit Agreement and was exercising its default remedies under the Credit Agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting the Company’s bank deposits to apply towards the outstanding obligations. As of March 19, 2015, the Company had approximately $4,497 of outstanding borrowings under the Credit Agreement. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and the Lender has continued to make additional loans to the Company based on cash collections. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. The Lender has agreed to forbear from the exercise of its rights and remedies under the terms of the Credit Agreement through June 30, 2015 pursuan,t to the terms of a Forbearance Agreement, as amended, dated March 27, 2015.

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

Total Net Revenue (Net Rental and Net Sales)

Total net revenue by quarter (in thousands)	2014	2013
First quarter	$3,167	$7,668
Second quarter	1,349	5,472
Third quarter	4,404	5,191
Fourth quarter	2,197	3, 353
Total Net Revenue	$11,117	$21,684

Total net revenue by type (in thousands)	December 31, 2014	December 31, 2013
Net Rental Revenue	$2,191	$5,270
Sale of electrotherapy and other private labeled distributed products	3,119	6,624
Sale of recurring consumable supplies	4,434	9,790
Sale of compound pain creams	1,373	—
Total Net Sales Revenue	8,926	16,414
Total Net Revenue	$11,117	$21,684

Total net revenue decreased $10,567 or 49% to $11,117 for the year ended December 31, 2014, from $21,684 for the year ended December 31, 2013. The decrease was primarily due to reductions in prescriptions (orders) for our electrotherapy products as compared to 2013. The decrease was partially offset by net revenues from sales of our compounded pain creams of $1,373 for the year ended December 31, 2014, with no such revenue in 2013. Total net revenues also continue to suffer from the ongoing effects of the decline in our sales force and industry conditions driven by healthcare reform. The decline in orders for TENS devices and related revenues will also have a negative future impact on sales of our recurring consumable supplies, as less of our devices will be in the field for patient use. Revenue in the fourth quarter of 2014 was negatively impacted by the disruption to operations in December related to the consolidation and relocation of our facilities as part of the termination of our prior building lease and implementation of our new lease. Every department, except the compound pharmacy, was moved to the new space, resulting in down time and inefficiencies as the operations came back up to speed. The move was completed just prior to December 31, 2014.

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

Net Rental Revenue

Net Rental Revenue decreased $3,079 or 58% to $2,191 for the year ended December 31, 2014, from $5,270 for the year ended December 31, 2013. The decrease in Net Rental Revenue was primarily due to a decrease in prescriptions (orders) for our electrotherapy products for 2014, as compared to 2013 as discussed above.

Net Sales Revenue

Net Sales Revenue decreased $7,488 or 46% to $8,926 for the year ended December 31, 2014 from $16,414 for the year ended December 31, 2013. Net Sales Revenue is comprised of three primary components: sales of electrotherapy devices and private-labeled distributed products, representing 35% of total Net Sales Revenue for 2014, sales of recurring device consumables (batteries and electrodes), representing 50% of total Net Sales Revenue for 2014, and sales of compound pain creams representing 15% of total Net Sales Revenue for 2014. This compares to the sale of electrotherapy devices and private-labeled distributed products representing 40% of total Net Sales Revenue for 2013, and sale of device consumables representing 60% of total Net Sales Revenue for 2013. There was no net revenue from sales of compound pain cream in 2013. The decrease in Net Sales Revenue was attributable to the factors discussed above.

Operating Expenses

Cost of revenue – rental declined $601 to $772 for the year ended December 31, 2014, compared to $1,373 for the year ended December 31, 2013.  The lower costs reflect the decline in net rental revenue from the decline in orders for our TENS devices.

Cost of revenue – sales declined $2,582 to $4,185 for the year ended December 31, 2014 compared to $6,767 for the year ended December 31, 2013.  The lower costs reflect the decline in net sales revenue partially offset by an increase in allowance for obsolete and damaged inventory which amounted to $561 for the year ended December 31, 2014. In addition, in the year ended December 31, 2013, we wrote off $1,340 of field inventory, which is included in cost of revenue – sales for 2013.

Cost of revenue – write-off of noncore inventory represents the write-off of inventory and rental units as a result of our narrowed focus on the sale of our NexWave, InWave and NeuroMove electrotherapy products and building the sales representative group for our electrotherapy and pain cream solutions. As a result, we wrote off inventory of $2,005 and rental units of $650 in the year ended December 31, 2014.

Selling, General and Administrative (“SG&A”) expenses decreased $9,747, or 46%, to $11,397 for the year ended December 31, 2014, from $21,144 for the year ended December 31, 2013. Due to the significant decline in revenue beginning in 2013, we have reduced operating expenses through headcount reductions. In addition, in October 2014, we negotiated the termination of the existing lease agreement including lower rental payments beginning September 1, 2014.Items with significant reductions in SG&A expenses for the year ended December 31, 2014, compared to the year ended December 31, 2013, consisted of employee related costs ($5,562), sales commissions ($1,424), facilities ($640), legal and professional fees ($260), and travel ($559).

SG&A expense by department

	2014	% of Net Revenue	2013	% of Net Revenue
Sales & Marketing	$5,463	49%	$7,580	35%
Reimbursement & Billing	2,332	21%	7,068	33%
General & Administrative	2,816	25%	5,139	24%
Engineering & Operations	561	5%	1,302	6%
Pharmacy	225	2%	55	0%
Total SG&A expenses	$11,397	102%	$21,144	98%

Sales and Marketing

Our sales and marketing expenses decreased by $2,117 for 2014 over 2013 primarily due to less commissions incurred during 2014 (total net revenue decreased 49% for 2014, over the same period in 2013), changes made to our sales force, which included a reduction in direct sales employees and changes to compensation packages for our sales representatives and a reduction in sales and marketing support staff.

Reimbursement & Billing

Our reimbursement billing department expenses decreased $4,736 for 2014 over 2013, primarily due to a reduction in headcount and restructuring the operations within that group. Our reimbursement and billing department relies on personnel, processes and systems to negotiate and collect from Third-party Payors. Therefore, we continue to evaluate and monitor the infrastructure in this department, as it is our primary function for cash collections.

Improvements in our reimbursement and billing function may lead to higher revenues, as better negotiations and collection efforts with Third-party Payors could result in an increase to our aggregate accounts receivable collection percentage.

General and Administrative

Our general and administrative expenses decreased by $2,323 for 2014 over 2013, which was primarily the result of reductions in personnel ($873), professional fees ($353), goodwill and intangible asset impairment in 2013 ($411), travel ($99) facilities ($115) and director fees ($90).

Engineering and Operations

Engineering and operations decreased by $741 for 2014 over 2013, which was primarily the result of decreased engineering expenses, which includes costs related to clinical trials in 2013, incurred in our ZMS division.

Pharmacy

Pharmacy expenses increased $170 to $225 compared to $55 in 2013, reflecting the full year of operations in 2014.

Other Income (Expense)

Other income (expense) is comprised of interest expense and other expense.

Interest expense for the year ended December 31, 2014, was $536 compared to $607 for 2013. Our line of credit balance was $4,442 at December 31, 2014, as compared to $5,820 at December 31, 2013.  As a result of lower outstanding borrowings in 2014, interest expense was lower for 2014 over 2013. The decrease was partially offset by an increase in the interest rate to the default rate beginning in July 2014. See Note 8 to the Consolidated Financial Statements.

Other expense of $47 for the year ended December 31, 2014, results primarily from a loss on disposal of assets of $32. Other income of $77 for the year ended December 31, 2013, resulted primarily from the change in the fair value of contingent consideration.

Income Tax Benefit/Expense

We reported an income tax benefit of $49 (0% effective tax rate) for the year ended December 31, 2014, compared to income tax benefit of $790 (10% effective tax rate) for the year ended December 31, 2013. The 2014 benefit resulted from additional refunds related to the carry back of 2013 operating losses in 2014. The 2013 income tax benefit was directly related to the pre-tax loss from operations of $8,130.  Changes in our effective tax rate are primarily a result of permanent and other differences which create taxable income at a different rate than the income before taxes in the statement of operations. We generated an income tax net operating loss (NOL) of $3,200 million for 2014, which is available to offset taxable income in the future.  Based on our decline in business and net loss for 2014, we recorded a valuation allowance against our remaining net deferred tax assets as of December 31, 2014, as future utilization of such assets is not more likely than not.

Net Loss

We reported a 2014 net loss of $6,199 as compared to a net loss of $7,301 for 2013.

LIQUIDITY AND CAPITAL RESOURCES ( dollars in thousands )

Line of Credit

The Company has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Credit Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank (the “Lender”). The Credit Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of December 31, 2014, the Company was not in compliance with the financial covenants under the Credit Agreement. Borrowings under the Credit Agreement bear interest at the default interest rate. As of December 31, 2014, the effective interest rate under the Credit Agreement was 11.00% (6.75% base interest rate plus 3% default interest rate plus 1.25% fees). The Credit Agreement matured on December 19, 2014, however, on December 22, 2014, the Lender agreed to forbear from the exercise of its rights and remedies under the terms of the Credit Agreement through March 31, 2015, pursuant to the terms of a Forbearance Agreement. On March 27, 2014, the Lender agreed to extend the period of forbearance to June 30, 2015.

On July 14, 2014, Zynex received notice from the Lender of an event of default under the Credit Agreement with the lender. The notice relates to the Company’s default under the minimum debt service coverage ratio for the quarter ended March 31, 2014, and certain other alleged defaults. The Lender notified the Company that it would no longer make additional loans under the Credit Agreement and was exercising its default remedies under the Credit Agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting the Company’s bank deposits to apply towards the outstanding obligations. As of March 19, 2015, the Company had approximately $4,497 of outstanding borrowings under the Credit Agreement. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and the Lender has continued to make additional loans to the Company. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company.

Cash at December 31, 2014, was $63, compared to cash at December 31, 2013, of $323.

Cash provided by operating activities was $961 for the twelve months ended December 31, 2014, compared to $382 of cash used in operating activities for the twelve months ended December 31, 2013. The primary sources and uses of cash in operations for the twelve months ended December 31, 2014, was the result of the net loss from operations reported for the period, offset by decreases in accounts receivable and inventory and adjustments for non-cash items. The primary uses of cash in operations for the twelve months ended December 31, 2013, was the result of the net loss from operations reported for the period, an increase in other current assets and a decrease in accrued liabilities and income taxes, which were partially offset by a decrease in accounts receivable and inventory and adjustments for non-cash items.

Cash provided by investing activities for the twelve months ended December 31, 2014, primarily represents purchases of equipment, offset by an increase in cash flows relating to the change in inventory held for rental. Cash provided by investing activities for the twelve months ended December 31, 2013, primarily represents purchases of equipment, offset by an increase in cash flows relating to the change in inventory held for rental.

Cash used in financing activities was $1,231 for the twelve months ended December 31, 2014, compared with cash used in financing activities of $235 for the twelve months ended December 31, 2013. The primary financing uses of cash for the twelve months ended December 31, 2014, were net payments under the line of credit and payments on notes payable and capital lease obligations. The primary financing uses of cash for the twelve months ended December 31, 2013, were net payments under the line of credit and payments on notes payable and capital lease obligations.

Limited Liquidity

As a result of the losses we suffered in 2014 and 2013, and limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2014.

Our limited liquidity is primarily a result of (a) our significant reduction of revenue and inability to cut costs at the same pace, (b) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (c) the required high levels of inventory kept with sales representatives or held at the offices of health care providers that are standard in the electrotherapy industry, (d) the potential need for expenditures to continue to enhance the Company’s internal billing processes, (e) the delayed cost recovery inherent in rental transactions, and (f) expenditures required for on-going product development. In addition, during 2014 and 2013, we encountered industry challenges, specifically related to health care reform that affected demand in our core electrotherapy business, ZMI. These factors have resulted in coverage and reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced coverage and reimbursement challenges from government and third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2014 and 2013.

Limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. For the twelve months ended December 31, 2014 and 2013, we reported cash provided (used) by operations of $961 and ($382), respectively. In addition, we reported a net loss of $6,199 for the year ended December 31, 2014. These conditions raise substantial doubt about our ability to continue as a going concern. We developed our operating plans for 2014 to emphasize cash flow, under which we made operational billing changes to increase cash collections as well as implemented various cost modifications to reduce our expenses. However, during 2014, we continued to encounter industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. In an effort to minimize the impact of health care reform and changes in reimbursement, we have made reductions in our fixed expenses by cutting our annual employee costs by approximately $5,600 through headcount reductions. These headcount reductions were executed primarily during the first and second quarter of 2014 and fourth quarter of 2013. In addition, in October 2014, the Company negotiated a termination agreement for its existing building lease and a new lease agreement with its landlord relating to its headquarters located in Lone Tree, Colorado. Under the terms of the termination agreement, among other things, the existing headquarters building lease terminated on

December 31, 2014; the Company agreed to consolidate its operations into approximately one-third of the total square footage it occupied previously; monthly rental payments were reduced from approximately $129 to $43 for the period from September 1, 2014, through December 31, 2014. The terms of the new lease took effect January 1, 2015. The terms of the new lease agreement include, among other things, a term of two years, fixed monthly rental payments of approximately $49. We continue to monitor the demand for our ZMI electrotherapy products and will make additional expense adjustments as necessary in future periods.

The addition of transdermal pain creams to our ZMI sales channel in 2014 provided an additional revenue source.

We believe that as a result of the restructuring activities over the past two years, the Company’s cash flows from operating activities, assuming the Lender continues to make loan advances, will be sufficient to fund cash requirements through the next twelve months. However, there is no guarantee that we will be able to meet the requirements of our 2015 financial plan and limit the use of our cash.  We are not in compliance with the financial covenants under the terms of our line of credit. As of March 19, 2015, the Company had approximately $4,497 of outstanding borrowings under the Credit Agreement. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and the Lender has continued to make additional loans to the Company. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. The Lender agreed to forbear from the exercise of its rights and remedies under the terms of the Credit Agreement through June 30, 2015, pursuant to the terms of an extension of the Forbearance Agreement dated March 27, 2015. Therefore, in order to support growth in revenue, we require, among other things, funds for the purchase of equipment (primarily for rental inventory), funds for the purchase of inventory, the payment of commissions to sales representatives, funds for the expansion of our compound pharmacy, and creation of new product lines.

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

As of December 31, 2014, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2014.

	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Line of credit	$4,442	$4,442	$—	$—	$—
Capital lease obligations (including interest)	479	153	229	97	—
Operating leases	1,166	583	583	$—	—
Total contractual cash obligations	$6,087	$5,178	$812	$97	$-

In October 2014, the Company negotiated a termination agreement for its existing building lease and a new lease agreement with its landlord relating to its headquarters located in Lone Tree, Colorado. Under the terms of the termination agreement, among other things, the existing headquarters building lease terminated on December 31, 2014. The terms of the new lease agreement, which took effect January 1, 2015, include, among other things, a term of two years, and fixed monthly rental payments of approximately $48. The Company anticipates that for accounting purposes, it will have an annual rental expense of $583 for 2015 and 2016. The lease contains customary events of default, termination, maintenance, indemnification and other lease terms.

In the fourth quarter of 2012, ZEU entered into an annual rental agreement for a small office/warehouse space (approximately 250 square feet) in Denmark, which can be terminated within 120 days’ notice. Annual rent totals 45,000 Danish kroner (approximately $7 using 2014 year-end exchange rates).

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014 and 2013, we had no off-balance sheet arrangements or obligations.

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

Revenue Recognition and Allowances for Provider Discounts and Collectability : We recognize revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred, or rental services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured. Accordingly, we recognize revenue, both rental and sales, when products have been delivered to the patient and the patient’s insurance coverage has been verified. For medical products that are sold from inventories consigned at clinic locations, we recognize revenue when we receive notice that the product has been prescribed and delivered to the patient and the patient’s insurance coverage has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. All revenue is recognized at amounts estimated to be received from customers or third-party providers using our established rates, net of estimated provider discounts. Revenue from sales to distributors is recognized when we ship our products fulfilling an order and upon transferring title.

A significant portion of our revenues are derived, and the related receivables are due, from insurance companies or other third-party payors. The nature of receivables in our industry has typically resulted in long collection cycles. The process of determining the products that will be reimbursed by third-party payors and the amounts they will reimburse is complex and depends on conditions and procedures that vary among payors and may change from time to time. We maintain an allowance for provider discounts and record additions to the allowance to account for the risk of nonpayment. Provider discounts result from reimbursements from insurance or other third-party payors that are less than amounts claimed, where the amount claimed by us exceeds the insurance or other payor’s usual, customary and reasonable reimbursement rate, amounts subject to insureds’ deductibles, and when there is a benefit denial. We determine the amount of the allowance and adjust the allowance at the end of each reporting period based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection, disputes with third-party payors and current relationships and experience with insurance companies or other third-party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods change, or if there is a trend in the rates of collection on those receivables, we may be required to change the rate at which we provide for additions to the allowance. A change in rates can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Accordingly, the provision for provider discounts recorded in the income statement as a reduction of revenue has fluctuated and may continue to fluctuate significantly from quarter to quarter.

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

We account for uncertain tax positions in accordance with the accounting standard related to income taxes. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2014, we had $250 accrued unrecognized tax benefits. As of December 31, 2013, we had accrued unrecognized tax benefits, penalties and interest of $194. We file income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2010 through the current period.

Inventory Allowance: We provide reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. To fulfill orders faster, we place a large amount of our inventory with field sales representatives. This increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in our  possession, management maintains additional reserves for estimated shrinkage of these inventories based on the Company’s aging. At December 31, 2014 and in 2013, we had an allowance for obsolete and damaged inventory of approximately $916 and $1,278 respectively. In addition, during the year ended December 31, 2014 and 2013, we wrote off a portion of our inventory totaling approximately $2,005 in 2014 and $1,340 in 2013, as a result of changes in market focus and in industry conditions driven primarily by health care reform.  These changes caused a reduction in our field sales force which negatively impacted our inventory.

Intangible Asset Impairment: Intangible assets with estimable lives are amortized in a pattern consistent with the asset’s identifiable cash flows or using a straight-line method over their remaining estimated benefit periods if the pattern of cash flows is not estimable. The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If the carrying amount of the assets exceeds the undiscounted cash flows the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. At December 31, 2014, the Company’s intangible assets primarily related to capitalized software development costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath, P.C. dated March 31, 2015, are filed as part of this report starting on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company does not have an independent board or audit committee.  Applicable SEC legal requirements do not require us to have an audit committee or independent board members, as such requirements are applicable only to companies listed on stock exchanges, such as NASDAQ or NYSE/AMEX.

Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer, who acts as our principal executive officer, and our Chief Financial Officer, who acts as our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014, due to the material weakness in our internal control over financial reporting, which is described below.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our ICFR based on the criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our ICFR was not effective as of December 31, 2014, based on those criteria.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiency that represents a material weakness as of December 31, 2014:

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

Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified in this report, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, fairly present our financial position, results of our operations and cash flows for the years covered thereby in all material respects.

We are committed to improving our ICFR.  As part of this control improvement, we plan to (1) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to the Company), and (2) retain and utilize an outside independent consulting firm to assist us with assessing and testing the effectiveness of our ICFR (when funds and/or additional resources are available to the Company).  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding ICFR due to the permanent exemption from such requirement for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There was no change in our ICFR during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our ICFR.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs that follow provide information concerning each of our directors and executive officers at March 25, 2015:

		Director
Name	Age	Since	Position or Office
Thomas Sandgaard	56	1996	President, Chief Executive Officer and Chairman
Brian Alleman	58	n/a	Chief Financial Officer

Thomas Sandgaard founded the Company in 1996 after a successful European-based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard has been our President, CEO and Chairman since 1996.  Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from Odense Teknikum, Denmark and an MBA from the Copenhagen Business School. Mr. Sandgaard founded the Company’s business in 1996 and has been the president, CEO and chairman of the board since the business was founded.

Qualifications : Mr. Sandgaard founded the Company in 1996 and has served as our CEO for our entire history. Mr. Sandgaard has tremendous knowledge of our products, industry and the history of our Company. Mr. Sandgaard provides the Company and Board with significant strategic vision and strong leadership.

Brian Alleman was appointed Chief Financial Officer of the Company in July 2014. Mr. Alleman has over 35 years of experience in accounting, finance and operations and has spent the past 25 years of his career as chief financial officer of both public and private companies in a variety of industries. Mr. Alleman is the founder and Managing Director of Alleman & Associates LLC, a strategic financial and business operations advisory firm.  Since its inception in October 2009, Alleman & Associates has assisted companies in finance and operations, capital markets, M&A transactions, intellectual property matters, and other strategic business issues.  Mr. Alleman was Chief Financial Officer of CarePilot USA LLC, an online healthcare marketplace, connecting consumers and healthcare providers, from July 2013 to November 2013.  Mr. Alleman was the President of MoSAT Systems, Inc., a company that designed and manufactured satellite antenna systems used in communications systems generally in remote areas which ceased operations in March 2013.  Mr. Alleman also served as the President of Spicy Pickle Franchising, Inc., a company which discontinued active business operations in February 2012 and whose common stock was quoted on the over-the-counter market under the symbol “SPKL.”  From October 2008 to November 2010, Mr. Alleman was the Chief Financial Officer (“CFO”) of Taeus Corporation, a privately-owned engineering-based intellectual property consulting firm, where he was also responsible for developing sales and marketing relationships with financial market participants.  Mr. Alleman received a B.S. in Accounting from Seton Hall University in 1978.  Mr. Alleman became a Certified Public Accountant in the State of New Jersey in 1980 and continued as a Certified Public Accountant until 1999 when his license became inactive.

Audit Committee

The Company does not have an Audit Committee.

Director Nominations by Shareholders

We do not have procedures by which a security holder may recommend director nominees to our Board of Directors.

Code of Ethics

We have adopted a written code of ethics for each employee, including our Chief Executive Officer and Chief Financial Officer. The code also applies to our agents and representatives, sales representatives and consultants. The code of ethics is posted on our website at www.zynex.com. If we make certain amendments to or waivers of our code of ethics, we intend to satisfy the SEC disclosure requirements by promptly posting the amendment or waiver on our website.

Section 16(a) Beneficial Ownership Compliance

As a filer under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “exchange Act”), our executive officers, directors and greater than 10% holders are not subject to the reporting requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2014 and December 31, 2013:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (4)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Thomas Sandgaard	2014	443,781	—		—	33,000	(1)	476,781
Chief Executive Officer	2013	380,000	53,000	(5)	-	33,000	(1)	466,000
Brian Alleman	2014	99,858	47,000		—	—		146,858
Chief Financial Officer	2013	—	—		—	—		—
Anthony Scalese (2)	2014	116,430	—		—	13,547	(3)	129,977
Chief Financial Officer (former)	2013	184,000	94,000	(5)	-	6,800	(3)	284,800

(1)	We pay for 100% of Mr. Sandgaard’s health and dental insurance. In addition, one company vehicle and two home telephone lines are provided to Mr. Sandgaard at our expense.
(2)	Mr. Scalese resigned as Chief Financial Officer effective July 6, 2014.
(3)	We paid for 100% of Mr. Scalese’s health and dental insurance.
(4)

The option awards represent the grant date fair value of stock options granted in accordance with Accounting Standards Codification (ASC) Topic 718. See Note 6 of the Consolidated Financial Statements for additional information.

(5)

Award of 285,000 options with an estimated fair value of $53,000 for Mr. Sandgaard and award of 138,000 options with an estimated fair value of $26,000 for Mr. Scalese were granted in October 2013, but only vest based on certain financial performance metrics.

Named Executive Officer Employment Arrangements

The Company does not have any employment agreements with any Named Executive Officers.

On August 8, 2014 Mr. Alleman was granted 350,000 options with a strike price of $0.24 and on November 18. 2014 was granted 10,000 options with strike price of $0.18. Both grants were pursuant to the terms of his initial employment arrangement.

On October 31, 2013, Mr. Sandgaard and Mr. Scalese were granted 285,000 and 138,000 options, respectively, with a strike price of $0.22, with a vesting  contingent on achieving certain financial performance metrics.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options for each executive officer named in the Summary Compensation Table as of December 31, 2014:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date
Thomas Sandgaard	47,500	237,500	(2)	$0.22	October 31, 2023

Brian Alleman	36,460	313,540	(3)	$0.24	August 8, 2024
	35	9,965	(3)	$0.18	November 18, 2024

(1)	Options vest at a rate of 25% per year, commencing on the grant date.
(2)	On October 31, 2013, Mr. Sandgaard was granted 285,000 options with a strike price of $0.22, with a vesting contingent on achieving certain financial performance metrics.
(3)	On August 8, 2014 Mr. Alleman was granted 350,000 options with a strike price of $0.24 and on November 18. 2014 was granted 10,000 options with strike price of $0.18.

Director Compensation

There were no independent directors in 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of our common stock as of March 25, 2014 by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors at March 25, 2014, (iii) our executive officers listed in the Summary Compensation Table above and (iv) all directors and executive officers named as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons. The address of each person listed in the table is 9990 Park Meadows Dr., Lone Tree, CO 80124.

Name	Number of Shares Beneficially Owned		Percent Of Class (2)
Thomas Sandgaard	17,891,000		57.2%
Brian Alleman	66,000	(1)	*
All Directors and Named Executive Officers As a Group (2 persons)	17,957,000	(3)	57.4%

*	Less than 1%.

.

(1)	Represents 66,000 stock options exercisable within 60 days of March 21, 2015.
(2)	Based on 31,271,250 shares of our common stock outstanding on March 21, 2015.
(3)	Includes 66,000 stock options in the aggregate held by our directors and officers exercisable within 60 days of March 21, 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2014 regarding shares of common stock available for issuance under our equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
Equity Compensation Plans Approved by Shareholders (1)	1,735,519	$0.59	1,264,481
Equity Compensation Plans not approved by Shareholders	—	—	—
Total	1,735,519	$0.59	1,264,481

(2)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We employ Mr. Sandgaard’s son. The following table sets forth his compensation for services rendered in 2014:

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Martin Sandgaard—Outside sales,, marketing support and website/graphic design	2014	57,470	—	6,800	(1)	64,270

(1)	Includes health and dental insurance provided by us.

Director Independence

Mr. Sandgaard is not an independent director as defined in rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following presents fees for professional services rendered by the our independent registered public accounting firm (GHP Horwath, P.C.) for each of the years ended December 31, 2014 and 2013.

	GHP Horwath, P.C.
	2014	2013
Audit Fees	$146,000	$112,000
Audit Related Fees (1)	1,500	22,000
Tax Fees	—	—
All Other Fees	—	—
Total	$147,500	$134,000

(1)	This fee is related to the audit of our 401(k) plan.

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
10.6

Loan and Security Agreement, dated December 19, 2011, among Zynex, Inc. Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc. and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011)

10.7

Amendment No.1 to Loan and Security Agreement, dated May 31, 2013, among  Zynex, Inc. Zynex Medical, Inc. Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions, Inc. Zynex Billing and Consulting, LLC and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.8

Office Lease, effective May 1, 2013, between Public Service Credit Union and Zynex Medical, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.9	Lease Termination Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).
10.10

Park Meadows Corporate Center III and IV Office Lease Between Public Credit Service Credit Union (Landlord) and Zynex Medical, Inc. (Tenant) . (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.11

Forbearance Agreement, effective December 17, 2014, between Zynex, Inc. and Triumph Community Bank, N.A., dba Triumph Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014)

10.12*	Amendment No. 1 To Forbearance Agreement dated March 27, 2015.
21*	Subsidiaries of the Company
23*	Consent of GHP Horwath, P.C.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: March 31, 2015	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 31, 2015	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President and Chief Executive Officer (Principal Executive Officer)
March 31, 2015	Brian Alleman,	/s/ Brian Alleman
Chief Financial Officer
(Principal Accounting & Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Zynex, Inc.

We have audited the accompanying consolidated balance sheets of Zynex, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows and stockholders’ (deficit) equity for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred significant losses in 2014 and 2013, and has limited liquidity.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado
March 31, 2015

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$63	$323
Accounts receivable, net	3,189	7,033
Inventory, net	1,935	5,002
Prepaid expenses	250	346
Deferred tax assets, net	—	72
Income tax receivable	268	893
Other current assets	—	35
Total current assets	5,705	13,704
Property and equipment, net	1,276	2,891
Deposits	2	400
Deferred financing fees, net	—	48
Intangible assets, net	131	178
Total assets	$7,114	$17,221
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Line of credit	$4,442	$5,820
Current portion of notes payable and other obligations	78	92
Accounts payable	2,544	2,743
Deferred revenue	112	—
Income taxes payable	79	96
Accrued payroll and payroll taxes	342	607
Current portion of contingent consideration	4	7
Other accrued liabilities	456	319
Total current liabilities	8,057	9,684
Notes payable and other obligations, less current portion	311	150
Deferred rent	—	2,454
Deferred tax liabilities, net	—	72
Warranty liability	13	13
Total liabilities	8,381	12,373
Stockholders’ (Deficit) Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,271,234 (2014) and 31,171,234 (2013) shares issued and outstanding	31	31
Paid-in capital	5,702	5,586
Accumulated deficit	(6,934)	(735)
Total Zynex, Inc. stockholders’ (deficit) equity	(1,201)	4,882
Noncontrolling interest	(66)	(34)
Total Stockholders’ (deficit) equity	(1,267)	4,848
	$7,114	$17,221

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEARS ENDED DECEMBER 31,

	2014	2013
Net revenue:
Rental	$2,191	$5,270
Sales	8,926	16,414
	11,117	21,684
Operating Expenses
Cost of revenue - Rental	772	1,373
Cost of revenue - Sales	4,185	6,767
Cost of revenue - write-off of noncore inventory	2,655
Selling, general and administrative expenses	11,397	21,144
Net gain on lease termination	(2,195)
Loss from operations	(5,697)	(7,600)
Other income (expense):
Interest expense	(536)	(607)
Other income (expense)	(47)	77
	(583)	(530)
Loss before income taxes	(6,280)	(8,130)
Income tax benefit	49	790
Net loss	(6,231)	(7,340)
Plus: Net loss – noncontrolling interest	32	39
Net loss – attributable to Zynex, Inc.	$(6,199)	$(7,301)
Net loss per share – attributable to Zynex, Inc.:
Basic	$(0.20)	$(0.23)
Diluted	$(0.20)	$(0.23)
Weighted average number of common shares outstanding:
Basic	31,207,672	31,152,015
Diluted	31,207,672	31,152,015

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31,

	2014	2013
Cash flows from operating activities:
Net loss	$(6,231)	$(7,340)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	613	708
Write-off non-core inventory	2,005	—
Write-off rental units	650	—
Net gain on lease termination	(2,195)	—
Change in the value of contingent consideration	—	(94)
Provision for losses on accounts receivable	1,406	469
Amortization of intangible assets	47	131
Impairment of intangible assets	—	160
Impairment of goodwill	—	251
Amortization of financing fees	48	50
Issuance of common stock for services	23	—
Provision for obsolete inventory	336	97
Write-off of field inventory	—	1,340
Deferred rent	391	1,299
Employee stock-based compensation expense	93	133
Deferred tax expense (benefit)	—	1,069
Changes in operating assets and liabilities:
Accounts receivable	2,436	4,722
Inventory	726	(279)
Prepaid expenses	96	(103)
Income tax receivable	625	(893)
Deposits and other current assets	122	(207)
Deferred revenue	112	—
Accounts payable	(199)	686
Accrued liabilities	(126)	(1,247)
Income taxes payable	(17)	(1,334)
Net cash used in operating activities	961	(382)
Cash flows from investing activities:
Purchases of equipment and inventory used for rental	(272)	(644)
Change in inventory used for rental	285	764
Payments on contingent consideration	(3)	(3)
Net cash provided by investing activities	10	117
Cash flows from financing activities:
Net repayments on line of credit	(1,378)	(86)
Proceeds from notes payable and capital leases	207	—
Payments on notes payable and capital lease obligations	(60)	(149)
Net cash used by financing activities	(1,231)	(235)
Net decrease in cash	(260)	(500)
Cash at the beginning of the period	323	823
Cash at the end of the period	$63	$323
Supplemental cash flow information:
Interest paid	$536	$561
Income taxes paid (including interest and penalties)	—	$399
Supplemental disclosure of non-cash investing and financing activities:
Deposit used to purchase leasehold improvements	$311	$—

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2014 AND 2013

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
January 1, 2013	31,148,234	$31	$5,453	$6,566	$5	$12,055
Issuance of common stock for:
cashless option exercise	23,000	—	—	—	—	—
Employee stock-based compensation expense	—	—	133	—	—	133
Net loss	—	—	—	(7,301)	(39)	(7,340)
December 31, 2013	31,171,234	31	5,586	$(735)	(34)	4,848
Shares issued for services	100,000		23			23
Employee stock-based compensation expense	—	—	93	—	—	93
Net loss	—	—	—	(6,199)	(32)	(6,231)
December 31, 2014	31,271,234	$31	$5,702	$(6,934)	$(66)	$(1,267)

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

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

NATURE OF BUSINESS

ZMI designs, manufactures and markets U.S. Food and Drug Administration (FDA) cleared medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. In addition, ZMI sells compound transdermal pain creams. ZND was formed to market electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide. In 2014, the Company decided to no longer focus on selling this product line. ZND did not produce significant revenue during 2014 or 2013. ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring. ZMS did not produce any revenue during 2014 or 2013. ZEU was formed in 2012 to conduct international sales and marketing for Company products. ZEU did not produce significant revenue in 2014 or 2013. ZBC was formed in 2012 to provide medical billing and consulting services. ZBC produced revenue in 2014 of $411 and $262 in  2013.

In 2014 and 2013, the Company generated substantially all of its revenue in North America from sales and rentals of its products to patients, dealers and health care providers.

MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the years ended December 31, 2014 and 2013, the Company reported net losses of $6,199 and $7,301, respectively, and had no available borrowing under its line of credit at December 31, 2014.  These losses raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to to continue as a going concern. The Company developed its operating plans for 2014 to emphasize cash flow, under which management made operational billing changes to increase cash collections and implemented various cost modifications to reduce expenses. However, the Company continued to encounter the industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for the Company’s ZMI electrotherapy products. In an effort to minimize the impact of these challenges, the Company made reductions in its fixed expenses by cutting its annual employee costs by approximately $7,000 through headcount reductions. These headcount reductions began in the second quarter of 2013 and continued in 2014. In addition, in October 2014, the Company negotiated a termination agreement for its existing building lease and a new lease agreement with its landlord relating to its headquarters located in Lone Tree, Colorado. Under the terms of the termination agreement, among other things, the existing headquarters building lease terminated on December 31, 2014; the Company agreed to consolidate its operations into approximately one-third of the total square footage it occupied previously; monthly rental payments were reduced from approximately $129 to $43 for the period from September 1, 2014 through December 31, 2014; and, the terms of the new lease took effect January 1, 2015. The terms of the new lease agreement include, among other things, a term of two years, fixed monthly base rental payments of approximately $49. The Company is monitoring the demand for its ZMI electrotherapy products and will make additional expense adjustments as necessary in future periods. Additionally, in 2014 the Company added the sale of compound topical and transdermal pain creams.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

(1) ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENT’S PLANS (continued)

The Company believes that as a result of the restructuring activities over the past two years, the Company’s cash flows from operating activities, assuming its lender, Triumph Healthcare Finance  (the “Lender”) continues to make loan advances, will be sufficient to fund cash requirements through the next twelve months. However, there is no guarantee that the Company will be able to meet the requirements of our 2015 financial plan.  The Company is not in compliance with the financial covenants under the terms of its line of credit. In July 2014, the Lender notified the Company that it would no longer make additional loans under the credit agreement and that it was exercising its default remedies under the Credit Agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting the Company’s bank deposits to apply towards the outstanding obligations. As of March 19, 2015, the Company had approximately $4,497 of outstanding borrowings under the credit agreement. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and the Lender has continued to make additional loans to the Company. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. The Lender agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through June 30, 2015 pursuant to the terms of an extension to the Forbearance Agreement dated March 27, 2015.  The Company’s long-term business plan contemplates organic growth in revenues, through the addition of new products such as the ZMS Blood Volume Monitor that could mitigate the decline in sales of the ZMI electrotherapy products. Management believes that its cash flow projections for 2015 are achievable and that sufficient cash will be generated to meet the Company’s operating requirements for the remainder of 2015, assuming that the Lender continues to make additional loans. However, there is no guarantee that the Company will be able to meet the requirements of its 2015 cash flow projection.

The Company is actively seeking external financing through the issuance of debt or sale of equity, and the Company is not certain whether any such financing would be available to the Company on acceptable terms, or at all. Any additional debt would require the approval of the Lender. The Company’s dependence on operating cash flow means that risks involved in the Company’s business can significantly affect the Company’s liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect the Company’s projected revenues, cash flows from operations and liquidity, which may force the Company to curtail its operating plan or impede the Company’s ability to grow.

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

YEARS ENDED DECEMBER 31, 2014 AND 2013

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. These requests are sometimes related to a limited number of patients or products; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund is appropriate. The Company also reviews these refund claims when it is rebilling or pursuing reimbursement from that insurance provider. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2014, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

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

At December 31, 2014 and 2013, the allowance for uncollectible accounts receivable is $936 and $1,837, respectively.

At December 31, 2014, the Company recorded a liability for deferred revenue of $112, which represents amounts paid by third party payors for consumable supplies that were not shipped as of December 31, 2014. There was no such liability at December 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at December 31, 2014, include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at December 31, 2014, also include the line of credit and notes payable, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. In the second quarter of 2014, the Company narrowed its focus to the NexWave, InWave and NeuroMove electrotherapy products and building the sales representative group for its TENS and compound pain cream solutions. As a result, the Company wrote-off all inventory unrelated to those specific product lines and recorded a charge to cost of revenue – write-off of noncore inventory in the amount of $2,005 during the year ended December 31, 2014. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other third parties for rental or sale to patients. Total (gross) inventories at December 31, 2014, included $2,364 of finished goods, $171 of parts and $316 of supplies. Total (gross) inventories at December 31, 2013 included $5,120 of finished goods, $310 of parts and $850 of supplies.

The Company monitors inventory for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate. The Company provides reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. To fulfill orders faster, the Company places a large amount of its inventory with field sales representatives. This increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in the Company’s possession, management maintains additional reserves for estimated shrinkage of these inventories based on the Company’s aging. At December 31, 2014 and 2013, the Company had an allowance for obsolete and damaged inventory of approximately $916 and $1,278 respectively. In addition, during the years ended December 31, 2014 and 2013, the Company wrote off a portion of its inventory totaling approximately $2,005 and $1,340, respectively, as a result of changes in market focus and industry conditions driven primarily by health care reform.  These changes caused a reduction in the Company’s field sales force which negatively impacted its field inventory. . In the second quarter of 2014, the Company changed its method of estimation for determining allowances for obsolete and damaged inventory. The Company now estimates that finished units held for sale will be reserved beginning in year three and fully reserved after four years compared to five years previously. This change in estimate had the effect of increasing the allowances for obsolete and damaged inventory by approximately $414 at December 31, 2014 and increasing cost of revenue – sales by approximately $460 ($0.02 per share) for the year ended December 31, 2014, respectively.

The Company had $270 of open purchase commitments at December 31, 2014.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Products on rental contracts are placed in property and equipment and depreciated over their estimated useful life. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method. As rental inventory contributes directly to the revenue generating process, the Company classifies the depreciation of rental inventory to cost of revenue. As a result of the Company’s change in product focus discussed above, the Company wrote off all rental inventory unrelated to those specific product lines and recorded a charge to cost of revenue – write-off of non-core inventory of $650 in the second quarter of 2014.

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

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2014 and 2013 was approximately $47 and $115, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2014 and 2013 was approximately $394 and $754, respectively. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.

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

The Company accounts for uncertain tax positions in accordance with the accounting standard related to income taxes. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31,   2014 and 2013, the Company had accrued unrecognized tax benefits, penalties and interest of $250 and $194, respectively. The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2010 through the current period.

FOREIGN CURRENCY TRANSACTIONS

Foreign currency transaction gains and losses are included in other income (expense) in the accompanying consolidated statements of operations. Foreign currency transaction gains for the years ended December 31, 2014 and 2013 were insignificant.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014 the FASB issued Accounting Standards Update 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect of this updated guidance on the disclosures in the footnotes to the Company’s consolidated financial statements.

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

(3) PROPERTY AND EQUIPMENT

Cost, accumulated depreciation, and the related estimated useful lives of property and equipment as of December 31, 2014 and 2013 are as follows:

	2014	2013	Useful lives
Office furniture and equipment	$917	$2,073	3-7 years
Rental inventory	1,314	2,142	5 years
Vehicles	76	76	5 years
Leasehold improvements	104	486	2-6 years
Assembly equipment	125	171	7 years
	2,536	4,948
Less accumulated depreciation	(1,260)	(2,057)
	$1,276	$2,891

Depreciation expense recorded on property and equipment was $613 and $708 for 2014 and 2013, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

(4) INTANGIBLE ASSETS

At December 31, 2014 and 2013, intangible assets consist of the following

	Amortization	2014	2013
	Life Years
Software and development costs	5	$325	$325
Less: accumulated amortization		(194)	(147)
Total intangible assets, net		$131	$178

Amortization expense totaled $47 for 2014 and $131 for 2013, respectively.

(5) LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the if-converted and treasury-stock methods.

The calculation of basic and diluted loss per share for 2014 and 2013 is as follows:

	2014	2013
BASIC
Net loss attributable to common stockholders	$(6,199)	$(7,301)
Weighted average shares outstanding—basic	31,207,672	31,152,015
Net loss per share—basic	$(0.20)	$(0.23)
DILUTED
Net loss attributable to common stockholders	$(6,199)	$(7,301)
Weighted average shares outstanding—basic	31,207,672	31,152,015
Dilutive securities	—	—
Weighted average shares outstanding, diluted	31,207,672	31,152,015
Net loss per share, diluted	$(0.20)	$(0.23)

The effects of potential common stock equivalents, related to outstanding options for the years ended December 31, 2014 and 2013 totaling 1,735,519 and 2,472,205, respectively, have not been included in the computation of diluted net loss per share because the impact of the potential shares would decrease the loss per share.

(6)  STOCK-BASED COMPENSATION PLANS

The Company has a 2005 Stock Option Plan (the “Option Plan”) and has reserved 3,000,000 shares of common stock for issuance under the Option Plan. Vesting terms are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

For the years ended December 31, 2014 and 2013, the Company recorded compensation expense related to stock options of $93 and $133, respectively. Stock-based compensation recorded in the accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013 included $8 and $11, respectively, in cost of goods sold and $85 and $122, respectively, in selling, general and administrative expenses.

For the year ended December 31, 2014, the Company granted options to purchase up to 410,000 shares of common stock to employees at exercise prices that ranged from $0.18 to $0.26 per share. During the year ended December 31, 2013, the Company granted options to purchase up to 1,424,216 shares of common stock at exercise prices that ranged from $0.22 to $0.48 per share.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

(6)  STOCK-BASED COMPENSATION PLANS (continued)

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the years ended December 31, 2014 and 2013:

	2014	2013
Weighted average expected term	6.25 years	6.25 years
Weighted average volatility	121%	111%
Weighted average risk-free interest rate	1.67%	1.54%
Dividend yield	0%	0%

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the years ended December 31, 2014 and 2013 was 40% for both years.

A summary of stock option activity under the Option Plan for the years ended December 31, 2014 and 2013, are presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,501,500	$0.95
Granted	1,424,216	$0.26
Exercised	(23,000)	$0.63
Forfeited	(430,500)	$0.87
Outstanding at December 31, 2013	2,472,216	$0.57	8.1 Years	$—
Exercisable at December 31, 2013	808,623	$1.05	5.4 Years	$—
Outstanding at January 1, 2014	2,472,216	$0.57
Granted	410,000	$0.25
Exercised	—
Forfeited	(1,146,697)	$0.45
Outstanding at December 31, 2014	1,735,519	$0.59	7.2 Years	$—
Exercisable at December 31, 2014	789,579	$0.93	5.5 Years	$—

A summary of status of the Company’s non-vested shares under option as of and for the year ended December 31, 2014 is presented below:

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	1,663,593	$0.29
Granted	410,000	$0.22
Vested	(300,956)	$0.38
Forfeited	(826,697)	$0.38
Non-vested at December 31, 2014	945,940	$0.29

As of December 31, 2014, the Company had approximately $157 of unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of approximately 3.0 years. In addition, the Company issued 23,000 shares of common stock in 2013 through a cashless exercise of 46,000 common stock options, pursuant to a separation agreement dated November 1, 2013 (Note 15 ).

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

(7) INCOME TAXES

Income tax (benefit) expense consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Current tax (benefit) expense:
Federal	$(49)	$(1,835)
State	—	(79)
Penalties and interest	—	55
	(49)	(1,859)
Deferred tax (benefit) expense:
Federal	(1,994)	(806)
State	(131)	(60)
Valuation allowance	2,125	1,935
	—	1,069
	$(49)	$(790)

A reconciliation of income tax computed at the U.S. statutory rate of 34% to the effective income tax rate is as follows:

	2014	2013
Statutory rate	(34)%	(34)%
State taxes	(2)	(3)
Permanent differences and other	2	3
Change in valuation allowance	34	24
Effective rate	0%	(10)%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2014 and 2013 are as follows:

	2014	2013
Current deferred tax assets (liabilities):
Accrued expenses	$114	$65
Accounts receivable	1,185	671
Inventory	1,603	970
Amortization	—	135
Prepaid expenses	(90)	(99)
Stock based compensation	23	23
Tax credits and NOL carryforward	—	233
Other	9	9
	2,844	2,007
Less: Valuation allowance	(2,844)	(1,935)
Net current deferred tax assets	$—	$72
Long-term deferred tax assets (liabilities):
Amortization	$125	$—
Property and equipment	(553)	(969)
Deferred rent	—	897
Tax credits and NOL carryforward	1,644	—
Net long-term deferred tax liabilities	1,216	(72)
Less: valuation allowance	(1,216)	—
Net deferred tax assets	$—	$—

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

(7) INCOME TAXES (continued)

The Company generated a net loss for income tax purposes of approximately $3,200 for 2014, which is available to offset taxable income in the future. The Company also has available NOL carryforwards of approximately $6,700 for State purposes, which expire at various dates ranging from five to seven years.

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

	2014	2013
Unrecognized tax benefits at the beginning of the period	$194	$67
Gross increases for State income tax liabilities	56	127
Unrecognized tax benefits at the end of the period	$250	$194

(8) LINE OF CREDIT

The Company has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank (the “Lender”). The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of December 31, 2014, the Company was not in compliance with the financial covenants under the Triumph Agreement. On July 14, 2014, the Company received notice from ther Lender of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to make additional loans to the Company based on cash collections. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from creditors.   As of December 31, 2014, $4,442 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status and demand for accelerated payment. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of December 31, 2014, the effective interest rate under the Triumph Agreement was 11.00% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement requires monthly interest payments in arrears on the first date of each month. The Triumph Agreement matured on December 19, 2014, however, on December 22, 2014 Triumph agreed to forbear from the exercise of its rights and remedies under the terms of the Credit Agreement through March 31, 2015, pursuant to the terms of a Forbearance Agreement. On March 27, 2015 the Lender agreed to extend the date of forbearance to June 30, 2015. The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding.

(9)  CAPITAL LEASES AND OTHER OBLIGATIONS

On October 31, 2014, the Company entered into a Lease Termination Agreement (“LTA”) and new Lease Agreement (“LA”) with its landlord relating to the Company’s headquarters location in Lone Tree, Colorado, under which the Company reduced the amount of space leased at its headquarters. The following is a summary of the key terms of the LTA:

•Monthly rental payments of $43 from September 1, 2014 through December 31, 2014;

•The Company vacated the unleased portion of the property on or before December 31, 2014;

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

(9)  CAPITAL LEASES AND OTHER OBLIGATIONS (continued)

•The existing lease terminated as of December 31, 2014;

•	The Company surrendered to the Landlord substantially all of the furniture and fixtures and leasehold improvements in the portion of the building vacated at no cost to the landlord; and
•	Effective upon termination of the existing lease (December 31, 2014), all amounts due to the landlord for deferred rent and any other charges were forgiven.

The following is a summary of the key terms of the new LA:

•The term of the LA is two years commencing on January 1, 2015 and to end, unless sooner terminated December 31, 2016;

•Fixed rental payments of $49 per month; and

•

The Company and landlord shall each have the right to terminate the lease at any time, without liability to the other, with six months prior written notice to the Company and three months written notice to the Landlord.

As a result of the above agreements, during the fourth quarter of 2014, the Company recorded a gain of $2,195, reflecting the foregiveness of the liability for deferred rent of $2,845, which was partially offset by the write-off of certain office furniture and fixtures, and leasehold improvements amounting to $650 which were surrendered to the landlord.

The Company also leases certain equipment under capital leases which expire on various dates through 2018.  Imputed interest rates on the leases range from approximately 6% to 18%. At December 31, 2014, the total recorded cost of assets under capital leases was approximately $461. Accumulated depreciation related to these assets totals approximately $105.

As of December 31, 2014, future minimum lease payments under non-cancelable notes payable, operating and capital leases are as follows:

	Notes and Capital Leases	Operating Leases
2015	$153	$583
2016	115	583
2017	114	—
2018	79	—
Thereafter	18	—
Total future minimum lease payments	479	$1,166
Less amount representing interest	(90)
Present value of net minimum lease payments	389
Less current portion	(78)
Notes payable and other obligations	$311

Rent expense under all operating leases for 2014 and 2013 was approximately $1,158 and $1,716, respectively.

(10) FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities pursuant to accounting guidance which establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value. These tiers include:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
●	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

●	Level 3: Unobservable inputs are used when little or no market data is available.

(10) FAIR VALUE MEASUREMENTS (continued)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$4	$4

The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date or more frequently if circumstances dictate based on changes in the discount periods and rates, changes in the timing and amount of the revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the obligations. The change in the fair value of this obligation and the accretion expense related to the net increase in the net present value of the contingent liability totaled $0 and $97, respectively, for the years ended December 31, 2014 and 2013. Contingent payments of $3 were made during the years ended December 31, 2014 and 2013.

Changes in the fair value of these obligations are recorded as income or expense within the line item “Other income (expense)” in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is also included in the line item “Other income (expense)” in the Company’s consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes in the fair value of the Level 3 liabilities for the year ended December 31, 2014, were not significant.

(11) STOCKHOLDERS’ EQUITY

On August 20, 2014 the Company issued 100,000 shares of its common stock to a consultant in exchange for services valued at $23,000.

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

(12) CONCENTRATIONS

The Company sourced approximately 21% of its electrotherapy products from one contract manufacturer in 2014 and in 2013. Management believes that its relationships with suppliers are strong; however, if necessary these relationships can be replaced. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from one private health insurance carrier at December 31, 2014 and 2013 of approximately 10% and 7%, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2014 AND 2013

(13) RETIREMENT PLAN

The Company has adopted a retirement plan with a 401(k) deferred compensation provision effective July 1, 2012. Substantially all full-time employees are eligible to participate in the 401(k) plan as long as they are at least 18 years of age and have completed at least three months of employment. The 401(k) plan provides for contributions by the Company at management’s discretion. The Company made no contributions to this plan in 2014 or 2013.

(14) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(15)  RELATED PARTY TRANSACTIONS

On November 1, 2013, Mr. Joachim Sandgaard, son of Mr. Thomas Sandgaard, entered into a separation agreement with the Company, which provided him with a $42 lump sum payment and converted 46,000 common stock options into 23,000 common shares at a cashless exercise price of $0.50.

(16) SEGMENT REPORTING

At December 31, 2014, the Company determined that it has one reporting segment, the Electrotherapy and Pain Management segment, which includes the ZMI TENS units and compound pain creams that accounted for 96% of total net revenue for the year ended December 31, 2014. The determination was made based on the fact that the products are marketed through the same sales representatives and to the same medical providers whether the provider writes a prescription for a TENS device or compound pain cream. As discussed in Note 1, during the second quarter ended June 30, 2014, the Company narrowed it focus on these products. The revenue generated from the sale of other products and services is not significant.