Form 10-Q
period 2015-03-31
ZYNEX INC
filed 2015-05-12
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 6 , 2015
Common Stock, par value $0.001	31,271,234

ZYNEX, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31,	December 31,
	2015	2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$348	$63
Accounts receivable, net	2,924	3,189
Inventory, net	1,640	1,935
Prepaid expenses	191	250
Income tax receivable	—	268
Total current assets	5,103	5,705
Property and equipment, net	1,140	1,276
Deposits	58	2
Intangible assets, net	115	131
Total assets	$6,416	$7,114
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Line of credit	$4,538	$4,442
Current portion of capital leases and other obligations	77	78
Accounts payable and income taxes payable	2,700	2,623
Deferred revenue	14	112
Accrued expenses	932	802
Total current liabilities	8,261	8,057
Capital leases and other obligations, less current portion	298	311
Warranty liability	13	13
Total liabilities	8,572	8,381
Stockholders’ (Deficit) Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,271,234 shares issued and outstanding	31	31
Paid-in capital	5,717	5,702
Accumulated deficit	(7,830)	(6,934)
Total Zynex, Inc. stockholders’ deficit	(2,082)	(1,201)
Noncontrolling interest	(74)	(66)
Total stockholders’ deficit	(2,156)	(1,267)
Total liabilities and stockholders’ deficit	$6,416	$7,114

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	March 31,
	2015	2014
Net revenue:
Rental	$327	$735
Sales	2,856	2,432
	3,183	3,167
Operating expenses:
Cost of revenue - rental	128	135
Cost of revenue - sales	1,117	862
Selling, general and administrative expense	2,710	3,456
Loss from operations	(772)	(1,286)

Interest expense	(132)	(158)
Loss before income taxes	(904)	(1,444)
Income taxes	—	—
Net loss	(904)	(1,444)
Plus: Net loss – noncontrolling interest	8	14
Net loss – attributable to Zynex, Inc.	$(896)	$(1,430)
Net loss per share – attributable to Zynex, Inc.
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)
Weighted - average number of common shares outstanding:
Basic	31,271,234	31,171,234
Diluted	31,271,234	31,171,234

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
January 1, 2015	31,271,234	$31	$5,702	$(6,934)	$(66)	$(1,267)
Employee stock-based compensation expense	—	—	15	—	—	15
Net loss	—	—	—	(896)	(8)	(904)
March 31, 2015	31,271,234	$31	$5,717	$(7,830)	$(74)	$(2,156)

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$163	$(3)
Cash flows from investing activities:
Purchases of equipment	—	(11)
Change in inventory used for rental	40	130
Net cash provided by investing activities	40	119
Cash flows from financing activities:
Net borrowings (repayments) on line of credit	96	(212)
Payments on capital leases and other obligations	(14)	(38)
Net cash provided by (used in) financing activities	82	(250)
Net increase (decrease) in cash	285	(134)
Cash at the beginning of the period	63	323
Cash at the end of the period	$348	$189

Supplemental cash flow information:
Interest paid	$131	$133
Income taxes paid (including interest and penalties)	$-	$2

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT’S PLANS

Zynex, Inc. (a Nevada corporation) has its headquarters in Lone Tree, Colorado.  The Company operates in one primary business segment, Electrotherapy and Pain Management Products.  As of March 31, 2015, the Company has three active subsidiaries, Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation), Zynex Monitoring Solutions Inc. (“ZMS,” a wholly-owned Colorado corporation) and Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation.   Neither ZEU nor ZMS have received significant revenues at this point.  Beginning in April 2015, the Company stopped offering billing and consulting services to customers through its now inactive subsidiary Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company).  In addition, the Company previously operated through a now inactive subsidiary Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly owned Colorado corporation).  The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Amounts as of December 31, 2014, are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which has previously been filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2015 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three months ended March 31, 2015, the Company reported a net loss of $896 and for the years ended December 31, 2014 and 2013, the Company reported net losses of $6,199 and $7,301, respectively, and had no available borrowing under its line of credit at March 31, 2015. These losses and limited liquidity raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company developed its operating plans for 2015 to emphasize revenue growth and cash flow. In 2015, management plans to focus its attention on increasing the number of sales representatives, particularly in the compound pharmacy business. Total net revenue for the three months ended March 31, 2015, was $3,183 compared to $2,196 for the three months ended December 31, 2014, an increase of 45%. As revenue increases, management needs to continue to control costs in order to reduce operating losses and drive the Company toward profitability. There can be no assurance that the Company will be able to achieve sufficient revenue or achieve profitability.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(1) ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENT’S PLANS (continued)

The Company believes that as a result of the restructuring activities over the past two years, the Company’s cash flows from operating activities will be sufficient to fund the Company’s cash requirements through the next twelve months.  However, there is no guarantee that the Company will be able to meet the requirements of its 2015 financial plan.  The Company is not in compliance with the financial covenants under the terms of its line of credit with Triumph Healthcare Finance  (the “Lender”).  In July 2014, the Lender notified the Company that it would no longer make additional loans under the credit agreement and that it was exercising its default remedies under the credit agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting the Company’s bank deposits to apply towards the outstanding obligations.  At the present time, and notwithstanding the alleged events of default and the Lender’s threats to accelerate the line of credit, the Lender continues to make additional loans to the Company based on the Company’s cash collections. The Lender agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through June 30, 2015. As of May 7, 2015, the Company had approximately $4,767 of outstanding borrowings under the credit agreement. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and extension of the forbearance agreement. The Lender has continued to make additional loans to the Company based on cash collections.  However, no assurance can be given that the Lender will continue to make such additional loans, or that the parties will agree on a repayment plan acceptable to the Company.

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

The Company is actively seeking external financing through the issuance of debt or sale of equity, and the Company is not certain whether any such financing would be available to the Company on acceptable terms, or at all. The net losses and negative working capital may make it difficult to raise any new capital. In addition, any additional debt would require the approval of the Lender. The Company’s dependence on operating cash flow means that risks involved in the Company’s business can significantly affect the Company’s liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect the Company’s projected revenues, cash flows from operations and liquidity, which may force the Company to curtail its operating plan or impede the Company’s ability to grow.

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

NONCONTROLLING INTEREST

Noncontrolling interest in the equity of a subsidiary is accounted for and reported as stockholders’ (deficit) equity. Noncontrolling interest represents the 20% ownership in the Company’s majority-owned (but currently inactive) subsidiary, ZBC.

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

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

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

A significant portion of the Company’s revenues are derived, and the related receivables are due, from Third-party Payors. The nature of these receivables within the medical industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by Third-party Payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for contractual adjustments and for the risk of nonpayment. Contractual adjustments result from reimbursements from Third-party Payors that are less than amounts claimed or where the amount claimed by the Company exceeds the Third-party Payors’ usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance and adjusts it at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with the Third-party Payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. Accordingly, changes to the allowance for contractual adjustments, which are recorded in the income statement as a reduction of revenue, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter.

Due to the nature of the medical industry and the reimbursement environment in which the Company operates, estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

As of March 31, 2015, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

In addition to the allowance for contractual adjustments, the Company records an allowance for uncollectible accounts receivable. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future. At March 31, 2015 and December 31, 2014, the allowance for uncollectible accounts receivable is $531 and $936, respectively.

At March 31, 2015 and December 31, 2014, the Company recorded a liability for deferred revenue in the amount of $14 and $112, respectively, which represents amounts paid by Third-party Payors for consumable supplies that were not shipped to patients as of March 31, 2015. This liability was reduced to zero in April 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at March 31, 2015, include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at March 31, 2015, also include the line of credit and capitalized leases, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other parties for rental or sale to patients. Total (gross) inventories at March 31, 2015 included $2,424 of finished goods, $86 of parts, and $281 of supplies.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. The Company provides reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. To fulfill orders faster, the Company places a large amount of its inventory with field sales representatives. This increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in the Company’s possession, management maintains additional reserves for estimated shrinkage of these inventories based on the age of the inventory. The Company had an allowance for obsolete and damaged inventory of approximately $1,151 and$916 at March 31, 2015 and December 31, 2014, respectively. The Company estimates that finished units held for sale will be reserved beginning in year three and fully reserved after four years. The Company had $263 of open purchase commitments at March 31, 2015.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

INTANGIBLE ASSETS

Intangible assets with estimable lives are amortized in a pattern consistent with the asset’s identifiable cash flows or using a straight- line method over their remaining estimated benefit periods if the pattern of cash flows is not estimable. The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If the carrying amount of the assets exceeds the undiscounted cash flows the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Intangible assets are primarily capitalized software. The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the entity’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.  When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of five years.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect of this updated guidance on the disclosures in the footnotes to the Company’s consolidated financial statements.

In May 2014, the FASB  issued ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2017, using one of two prescribed retrospective methods.  Early adoption is not permitted.  The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(3) PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2015 and December 31, 2014, consist of the following:

	March 31, 2015	December 31, 2014	Useful lives
	(UNAUDITED)
Office furniture and equipment	$917	$917	3-7 years
Rental inventory	1,274	1,314	5 years
Vehicles	76	76	5 years
Leasehold improvements	104	104	2-6 years
Assembly equipment	125	125	7 years
	2,496	2,536
Less accumulated depreciation	(1,356)	(1,260)
	$1,140	$1,276

(4) INTANGIBLE ASSETS

At March 31, 2015 and December 31, 2014, intangible assets consist of the following:

	Amortization	March 31,	December 31,
	Life Years	2015	2014
Software and development costs	5	$325	$325
Less: accumulated amortization		(210)	(194)
Total intangible assets, net		$115	$131

(5) LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method. The effects of potential common stock equivalents, related to outstanding options for the three months ended March 31, 2015 and 2014, totaling 1,267,500 and 2,497,216, respectively, have not been included in the computation of diluted net loss per share because the impact of the potential shares would decrease the loss per share.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

The calculation of basic and diluted loss per share for the three months ended March 31, 2015 and 2014, is as follows:

	Three months ended
	March 31,
	2015	2014
Basic:
Net income (loss) applicable to common stockholders	$(896)	$(1,430)
Weighted average shares outstanding – basic	31,271,234	31,171,234
Net loss per share – basic	$(0.03)	$(0.05)

Diluted:
Net Income (loss) applicable to common stockholders	$(896)	$(1,430)
Weighted average shares outstanding – basic	31,271,234	31,171,234
Dilutive securities	—	—
Weighted average shares outstanding – diluted	31,271,234	31,171,234
Net income (loss) per share – diluted	$(0.03)	$(0.05)

(6) STOCK-BASED COMPENSATION PLANS

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

In the three months ended March 31, 2015 and 2014, the Company recorded compensation expense related to stock options of $15 and $31, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2015 and 2014, included $2 and $2, respectively, in cost of goods sold and $13 and $29, respectively, in selling, general and administrative expenses.

There were no stock options issued during the three months ended March 31, 2015.

A summary of stock option activity under the Option Plan for the three months ended March 31, 2015, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,735,519	$0.59
Granted	—
Exercised	—
Forfeited	(468,019)	$0.88
Outstanding at March 31, 2015	1,267,500	$0.49	7.4 years	$-
Exercisable at March 31, 2015	549,669	$0.72	5.9 years	$-

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

A summary of status of the Company’s non-vested share awards as of and for the three months ended March 31, 2015, is presented below:

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	945,940	$0.29
Granted	—
Vested	(76,376)	$0.56
Forfeited	(151,733)	$0.27
Non-vested at March 31, 2015	717,831	$0.27

As of March 31, 2015, the Company had approximately $117 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of approximately 2.82 years.

(7) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 0% for both the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015, the Company generated approximately $349 of deferred tax assets relating primarily to net operating loss carryforwards. However, as realization of these deferred tax assets is not more likely than not, a full valuation allowance was provided against the net deferred tax assets as of March 31, 2015. The Company paid income taxes of $0 and $2 during the three months ended March 31, 2015 and 2014, respectively, and received $268 of its income tax receivable of $268 during the three months ended March 31, 2015.

(8) LINE OF CREDIT

The Company has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank. The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of March 31, 2015, the Company was not in compliance with the financial covenants under the Triumph Agreement. On July 14, 2014, the Company received notice from Triumph of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to make additional loans to the Company based on cash collections. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from creditors. As of March 31, 2015, $4,538 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of March 31, 2015, the effective interest rate under the Triumph Agreement was 11.64% (6.75% interest rate plus 3% additional default interest rate and 1.89% fees). The Triumph Agreement requires monthly interest payments in arrears on the first date of each month. The Triumph Agreement matured on December 19, 2014, however, Triumph agreed to forbear from the exercise of its rights and remedies under the terms of the Credit Agreement through June 30, 2015, pursuant to the terms of a forbearance agreement, as amended. The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding.

(9) CONCENTRATIONS

The Company sourced approximately 40% and 19% of components for its electrotherapy products from one vendor during the three months ended March 31, 2015 and 2014, respectively. Management believes that its relationships with suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons, which has caused many of its vendors

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at March 31, 2015 and December 31, 2014, that made up approximately 5% and 10%, respectively, of the net accounts receivable balance.

(10) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(11) CAPITAL LEASES AND OTHER OBLIGATIONS

Effective January 1, 2015, the Company commenced a new Lease Agreement (“LA”) with its landlord relating to the Company’s headquarters location in Lone Tree, Colorado. The following is a summary of the key terms of the LA:

•  The term of the LA is two years ending, unless sooner terminated, December 31, 2016;

•  Fixed rental payments of $49 per month; and

•  The Company and landlord shall each have the right to terminate the lease at any time, without liability to the other, with six months prior written notice to the Company and three months written notice to the Landlord.

The Company also leases certain equipment under capital leases which expire on various dates through 2018.  Imputed interest rates on the leases range from approximately 6% to 18%. At March 31, 2015, the total recorded cost of assets under capital leases was approximately $461. Accumulated depreciation related to these assets totals approximately $129.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the need for additional capital in order to grow our business, our ability to avoid insolvency and engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2014.

These interim financial statements should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2014 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

Zynex, Inc. (a Nevada corporation) (“Zynex”) has its headquarters in Lone Tree, Colorado.  The Company operates in one primary business segment, Electrotherapy and Pain Management Products. As of March 31, 2015, the Company has three active subsidiaries, Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation), Zynex Monitoring Solutions Inc. (“ZMS,” a wholly-owned Colorado corporation) and Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation. Neither ZEU nor ZMS has generated significant revenues for the Company at this point.  Beginning in April 2015, the Company stopped offering billing and consulting services to customers through its subsidiary Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company).  In addition, the Company previously operated through a now inactive subsidiary Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly owned Colorado corporation).

RESULTS OF OPERATIONS (Amounts in thousands):

Background

During 2013 and 2014, Zynex experienced significant declines in revenue. The primary reasons for the decline in revenue were the impact of Medicare and healthcare reforms, and a shift in Zynex’s independent sales force to sell transdermal compounded pain cream (“TDPC”) from competing pharmacies rather than focusing on selling our electrotherapy products.  During this period, we were not able to reduce expenses enough to maintain our earlier profit margins and, in fact, incurred significant operating losses and negative cash flows.  As a result, we have negative working capital, inadequate liquidity, are in default under our agreement with our principal lender, and have been required to negotiate forbearance arrangements with our vendors, many of whom now require payment in advance.

To mitigate some of the declines in revenue from TENS products, Zynex opened its compounding pharmacy and began shipping transdermal pain creams to patients in the first quarter of 2014. The pharmacy, which operates within ZMI, trade name “Pharmazy”, is licensed in 43 states including the District of Columbia. The Company is working with third party pharmacies in the states where it is not yet licensed. We continue to recruit new sales reps and believe that Zynex offers them an attractive option since we believe that we are the only company in the market that currently offers both TENS and TDPC solutions on the same prescription pad. For the three months ended March 31, 2015 and 2014, revenue from our compound pharmacy represented approximately 16% and 3% of total net revenue, respectively.

In an effort to minimize the impact of the issues discussed above and the resulting slowdown in orders, we made reductions to our operating expenses, particularly employee related costs through headcount reductions beginning in the middle of 2013. Headcount has been reduced from 255 employees at December 31, 2012, to 96 employees at March 31, 2015.

As of March 31, 2015, we were not in compliance with the financial covenants under the terms of our line of credit with Triumph Healthcare Finance (the “Lender”). On July 14, 2014, Zynex received notice from the Lender of an event of default under our Loan and Security Agreement with the Lender. The notice relates to our default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified us that it would no longer make additional loans under the credit agreement and was exercising its default remedies under the credit agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting our bank deposits to apply towards the outstanding obligations. As of March 31, 2015, we had approximately $4,538 of outstanding borrowings under the Credit Agreement. We continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and the Lender has continued to make additional loans to us based on cash collections. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to us. The Lender has agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through June 30, 2015, pursuant to the terms of a Forbearance Agreement, as amended, dated March 27, 2015.

We need to raise additional capital to refinance or replace the line of credit and to provide additional working capital necessary for the us to continue our business operations. The net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders.

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

As of March 31, 2015, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Total net revenue increased $16 or 0.5% to $3,183 for the quarter ended March 31, 2015, from $3,167 for the quarter ended March 31, 2014. Revenue from our compound pharmacy producing transdermal pains creams represented approximately 16% of our revenue for the three months ending March 31, 2015 and revenue from our TENS products represented approximately 83% of our revenue for the three months ending March 31, 2015.  Revenues reflect stabilization in the sales of our TENS products and growth in the sales of transdermal pain creams, which were partially offset by a decrease in rental revenue from our TENS products.

Operating Expenses

Cost of revenue – rental declined $7 to $128 for the three months ended March 31, 2015, compared to $135 for the 2014 period.  The lower costs reflect lower net rentals. The decline in costs are not commensurate with the decline in net rental revenue due to the depreciation expense related to the rental units, which does not fluctuate based on revenue volume.

Cost of revenue – sales increased $255 to $1,117 for the three months ended March 31, 2015, compared to $862 for the 2014 period. The higher costs reflect the increase in net sales revenue.

Selling, General and Administrative (“SG&A”) expenses decreased $746, or 22%, to $2,710 for the quarter ended March 31, 2015, from $3,456 for the quarter ended March 31, 2014. Items with significant reductions in SG&A expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 consisted of employee related costs ($295), facilities ($180) and professional fees ($37).

Interest Expense

Interest expense for the three months ended March 31, 2015, was $132, compared to $158 for the same period in 2014.  The decrease in interest expense is the result of lower average borrowings in the 2015 period, partially offset by an increase to the interest rate of 3% per year as a result of our non-compliance with certain covenants under the Triumph loan agreement (as more fully described elsewhere in this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

Zynex has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Credit Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank (the “Lender”). The Credit Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of March 31, 2015, we were not in compliance with the financial covenants under the Credit Agreement. Borrowings under the Credit Agreement bear interest at the default interest rate. As of March 31, 2015, the effective interest rate under the Credit Agreement was 11.64% (6.75% base interest rate plus 3% default interest rate plus 1.89% fees). The Credit Agreement matured on December 19, 2014, however, the Lender agreed to extend the period of forbearance to June 30, 2015, subject to a forbearance agreement.

On July 14, 2014, Zynex received notice from the Lender of an event of default under the Credit Agreement with the Lender. The notice relates to our default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified us that it would no longer make additional loans under the credit agreement and was exercising its default remedies under the credit agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting our bank deposits to apply towards the outstanding obligations. As of March 31, 2015, we had approximately $4,538 of outstanding borrowings under the Credit Agreement. We continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and the Lender has continued to make additional loans to us. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company.

Limited Liquidity

As a result of the losses we suffered in the years ended December 31, 2014 and 2013, and the current fiscal year, the default under our Credit Agreement, and other factors, we have significant working capital deficits of $3,158 at March 31, 2015; $2,352 at December 31, 2014; and $4,020 at December 31, 2013.  As a result of this negative working capital, and limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2014.

Our limited liquidity is primarily a result of (a) our significant reduction of revenue and inability to cut costs at the same pace, (b) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (c) the required high levels of inventory kept with sales representatives or held at the offices of health care providers that are standard in the electrotherapy industry, (d) the delayed cost recovery inherent in rental transactions, and (e) expenditures required for on-going product development.

Limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. For the three months ended March 31, 2015, we reported cash provided by operations of $163. In addition, we reported a net loss of $904 for the three months ended March 31, 2015. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that as a result of the restructuring activities over the past two years, our cash flows from operating activities, assuming the Lender continues to make loan advances, will be sufficient to fund cash requirements through the next twelve months. However, there is no guarantee that we will be able to meet the requirements of our 2015 financial plan.  We are not in compliance with the financial covenants under the terms of our line of credit. While the Lender has continued to make additional loans to us, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to us. The Lender has agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through June 30, 2015, pursuant to the terms of an extension of the Forbearance Agreement dated March 27, 2015.

However, in order to support growth in revenue, we require, among other things, funds for the purchase of equipment (primarily for rental inventory), funds for the purchase of inventory, the payment of commissions to sales representatives, funds for the expansion of our compound pharmacy, and creation of new product lines. There is no assurance that our operations and available borrowings, if any, will provide enough cash for operating requirements or for increases in our inventory of products, as needed, for growth. Further, there is no assurance that cash from operations will be sufficient for Zynex to continue its business operations.

We may need to seek external financing through the issuance of debt or sale of equity, and we are not certain whether any such financing would be available to us on acceptable terms, or at all. Any additional debt would require the approval of Triumph Healthcare Finance. In addition, the net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity which may force us to curtail our operating plan or impede our growth.

Due to cash flow issues, we have negotiated forbearance arrangements with some of our vendors, many of whom now require payment in advance.

Cash provided by operating activities was $163 for the three months ended March 31, 2015, compared to cash used by operating activities of $3 for the three months ended March 31, 2014. The primary sources of cash from operations for the three months ended March 31, 2015, was the result of decreases in accounts receivable and inventory, and receipt of amounts due from income tax refunds, which were offset primarily by the net loss reported for the period.

Cash provided by investing activities for the three months ended March 31, 2015, was $40 compared to cash provided by investing activities of $119 for the three months ended March 31, 2014. Cash provided by investing activities for the three months ended March 31, 2015, represents cash flows relating to the change in inventory held for rental.

Cash provided by financing activities was $82 for the three months ended March 31, 2015, compared with cash used by financing activities of $250 for the three months ended March 31, 2014. The primary financing source of cash during the three months ended March 31, 2015, were net advances in excess of payments on our line of credit partially offset by payments on capital lease obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015 and Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further discussion of our “Critical Accounting Policies.”

OFF BALANCE SHEET ARRANGEMENTS:

The Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the material weakness in our internal control over financial reporting, which is described below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiency that represents a material weakness as of March 31, 2015:

•

We lack independent Board members necessary to maintain audit and other Board committees consistent with best practice corporate governance standards. We have not identified an audit committee financial expert on our Board of Directors and at the present time we have no independent directors. As a result, oversight and monitoring responsibility pertaining to our financial reporting and related internal control is not sufficient. Considering the costs associated with procuring and providing the infrastructure to support additional qualified Board members that are independent, management has concluded that the risks associated with the lack of independent Board members are not sufficient to justify adding independent members at this time.  Management will periodically reevaluate this situation as circumstances change.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there was a material weakness as identified in this report, we believe that our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015, fairly present our financial position, results of our operations and cash flows for the periods presented in all material respects.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and set forth below, which could materially affect our business, financial condition, cash flows or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 and noted below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

THE COMPANY HAS EXPERIENCED SIGNIFICANT DECLINES IN REVENUE AND INCURRED SIGNIFICANT OPERATING LOSSES FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013, HAS NEGATIVE WORKING CAPITAL, NEGATIVE SHAREHOLDERS’ EQUITY AND IS IN DEFAULT OF ITS SECURED LINE OF CREDIT RAISING DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

For the years ended December 31, 2014 and 2013, total revenues declined by $10.6 million (49%) and $18.0 million (45%), respectively. For the same fiscal years, the Company incurred net losses of $6.2 million and $7.3 million, respectively. In addition, as of March 31, 2015, the Company had negative working capital of approximately $3.2 million and negative stockholders’ equity of approximately $2.2 million. We are in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance on our line of credit at May 7, 2015, was approximately $4.8 million.

Our business plan contemplates organic growth in revenues and through the addition of new products to our sales channel, including growth in the sales of compounded pain creams and development of the Blood Volume Monitor, which could mitigate the decline in our ZMI electrotherapy products. Such organic growth will require us to increase our sales force, however, the factors described above may also negatively affect our ability to find, attract or retain sales personnel or qualified new employees and sales representatives and retain existing employees and sales representatives.

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

WE ARE IN DEFAULT OF THE TERMS OF OUR LINE OF CREDIT AND ARE USING OUR REVENUE STREAM FOR OPERATIONS WITH THE CONSENT OF OUR LENDER

We are in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance of our line of credit at May 7, 2015, was $4.8 million. Although the lender has continued to make advances, there can be no assurance it will continue to do so. If the lender ceases to make advances, we will be unable to finance our business operations and general and administrative expenses, and this will likely result in our inability to continue operations. In addition, we have had to revise and extend the payment terms with many of our key supplier and vendors.  If our key suppliers and vendors, many of whom now require payment in advance of delivery, cease doing business with us, it will have a material adverse effect on our business.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO SUSTAIN OPERATIONS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING

Our ability to sustain operations significantly depends on our ability to grow revenue and develop new products. This will require significant capital resources. We need to seek additional capital through the sale of equity or debt securities to fund our business plan. We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our business plan or significantly curtail our operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. Any debt financing would require the approval of Triumph Healthcare Finance (“Triumph” or “Lender”), which is the Lender under our line of credit.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS INCLUDED AN EXPLANATORY PARAGRAPH WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN IN ITS REPORT ON OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2014

In their report dated March 31, 2015, our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern and stated that our consolidated financial statements for the year ended December 31, 2014, were prepared assuming that we would continue as a going concern. We have incurred significant losses in 2014 and 2013, and have limited liquidity. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)
10.1	Amendment No. 1 To Forbearance Agreement dated March 27, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on March 31, 2015)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.
Dated: May 12, 2015	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: May 12, 2015	/s/ Brian P. Alleman
Brian P. Alleman
Chief Financial Officer