Form 10-Q
period 2015-06-30
ZYNEX INC
filed 2015-08-14
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 7 , 2015
Common Stock, par value $0.001	31,271,234

ZYNEX, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	December 31,
	2015	2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$87	$63
Accounts receivable, net	2,654	3,189
Inventory, net	1,391	1,935
Prepaid expenses	130	250
Income tax receivable	—	268
Total current assets	4,262	5,705
Property and equipment, net	996	1,276
Deposits	58	2
Intangible assets, net	99	131
Total assets	$5,415	$7,114
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Line of credit	$4,620	$4,442
Current portion of capital leases and other obligations	83	78
Accounts payable and income taxes payable	2,493	2,623
Deferred revenue	—	112
Accrued expenses	572	802
Total current liabilities	7,768	8,057
Capital leases and other obligations, less current portion	273	311
Warranty liability	13	13
Total liabilities	8,054	8,381
Stockholders’ Deficit:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,271,234 shares issued and outstanding	31	31
Paid-in capital	5,735	5,702
Accumulated deficit	(8,323)	(6,934)
Total Zynex, Inc. stockholders’ deficit	(2,557)	(1,201)
Noncontrolling interest	(82)	(66)
Total stockholders’ deficit	(2,639)	(1,267)
Total liabilities and stockholders’ deficit	$5,415	$7,114

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue:
Rental	$517	$589	$844	$1,324
Sales	2,556	760	5,412	3,192
	3,073	1,349	6,256	4,516
Operating expenses:
Cost of revenue - rental	102	268	230	403
Cost of revenue - sales	1,064	903	2,181	1,765
Cost of revenue - write-off of noncore inventory	—	2,655	—	2,655
Selling, general and administrative expense	2,270	2,947	4,980	6,403
Income (loss) from operations	(363)	(5,424)	(1,135)	(6,710)
Other income (expense):
Interest expense	(138)	(144)	(270)	(302)
Other income:	—	9	—	9
	(138)	(135)	(270)	(293)
Loss before income taxes	(501)	(5,559)	(1,405)	(7,003)
Income tax benefit	—	—	—	—
Net loss	(501)	(5,559)	(1,405)	(7,003)
Plus: Net loss – noncontrolling interest	8	6	16	20
Net loss – attributable to Zynex, Inc.	$(493)	$(5,553)	$(1,389)	$(6,983)
Net loss per share – attributable to Zynex, Inc.:
Basic	$(0.02)	$(0.18)	$(0.04)	$(0.22)
Diluted	$(0.02)	$(0.18)	$(0.04)	$(0.22)
Weighted - average number of common shares outstanding:
Basic	31,271,234	31,171,234	31,271,234	31,171,234
Diluted	31,271,234	31,171,234	31,271,234	31,171,234

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
January 1, 2015	31,271,234	$31	$5,702	$(6,934)	$(66)	$(1,267)
Employee stock-based compensation expense	—	—	33	—	—	33
Net loss	—	—	—	(1,389)	(16)	(1,405)
June 30, 2015	31,271,234	$31	$5,735	$(8,323)	$(82)	$(2,639)

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(194)	$727
Cash flows from investing activities:
Sales of equipment	—	142
Change in inventory used for rental	73	150
Net cash provided by investing activities	73	292
Cash flows from financing activities:
Net borrowings (repayments) on line of credit	178	(944)
Payments on capital leases and other obligations	(33)	(87)
Net cash provided by (used in) financing activities	145	(1,031)
Net increase (decrease) in cash	24	(12)
Cash at the beginning of the period	63	323
Cash at the end of the period	$87	$311

Supplemental cash flow information:
Interest paid	$258	$278
Income taxes paid (including interest and penalties)	$—	$2

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT’S PLANS

Zynex, Inc. (a Nevada corporation) has its headquarters in Lone Tree, Colorado.  The Company operates in one primary business segment, Electrotherapy and Pain Management Products.  As of June 30, 2015, the Company has three active subsidiaries, Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation), Zynex Monitoring Solutions Inc. (“ZMS,” a wholly-owned Colorado corporation) and Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation).   Neither ZEU nor ZMS have generated significant revenues at this point.  Beginning in April 2015, the Company stopped offering billing and consulting services to customers through its now inactive subsidiary Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company).  In addition, the Company previously operated through a now inactive subsidiary Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly owned Colorado corporation).  The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2015 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the six months ended June 30, 2015, the Company reported a net loss of $1,389 and for the years ended December 31, 2014 and 2013, the Company reported net losses of $6,199 and $7,301, respectively, and had no available borrowing under its line of credit at June 30, 2015, although, under an interim agreement with the bank, the lender continues to make additional loans to the Company based on the Company’s cash collections. These losses and limited liquidity raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company developed its operating plans for 2015 to emphasize revenue growth and cash flow. In 2015, management plans to focus its attention on increasing the number of sales representatives. Total net revenue for the six months ended June 30, 2015, was $6,256 compared to $4,516 for the six months ended June 30, 2014, an increase of 39%. Management needs to continue to reduce costs in order to reduce operating losses and increase revenue to drive the Company toward profitability. There can be no assurance that the Company will be able to achieve sufficient revenue or achieve profitability.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(1) ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENT’S PLANS (continued)

The Company believes that as a result of the restructuring activities over the past two years, the Company’s cash flows from operating activities will be sufficient to fund the Company’s cash requirements through the next twelve months.  However, there is no guarantee that the Company will be able to meet the requirements of its 2015 financial plan.  The Company is not in compliance with the financial covenants under the terms of its line of credit with Triumph Healthcare Finance (the “Lender”).  In July 2014, the Lender notified the Company that it would no longer make additional loans under the credit agreement and that it was exercising its default remedies under the credit agreement, including, among others, accelerating the repayment of all outstanding obligations under the Credit Agreement and collecting the Company’s bank deposits to apply towards the outstanding obligations.  The Lender agreed to forbear from the exercise of its rights and remedies under the terms of the Credit Agreement through September 30, 2015 and continues to make additional loans to the Company based on the Company’s cash collections. As of August 7, 2015, the Company had approximately $4,444 of outstanding borrowings under the credit agreement. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and continued extension of the forbearance agreement. However, no assurance can be given that the Lender will continue to make such additional loans, or that the parties will agree on a repayment plan acceptable to the Company.

The Company’s long-term business plan contemplates organic growth in revenues, through the addition of new products such as the ZMS Blood Volume Monitor that could mitigate the decline in sales of the ZMI electrotherapy products. Management believes that its cash flow projections for 2015 are achievable and that sufficient cash will be generated to meet the Company’s operating requirements for the remainder of 2015, assuming that the Lender continues to make additional loans. However, there is no guarantee that the Company will be able to meet the requirements of its 2015 cash flow projection or will be able to address its working capital shortages which increased during the six months ended June 30, 2015 to $3.5 million from $2.3 million at December 31, 2014.  A principal component of the negative working capital is the line of credit which is classified as a current liability .

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

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

As of June 30, 2015, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition to the allowance for contractual adjustments, the Company records an allowance for uncollectible accounts receivable. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future. At June 30, 2015 and December 31, 2014, the allowance for uncollectible accounts receivable is $586 and $936, respectively.

At June 30, 2015 and December 31, 2014, the Company recorded a liability for deferred revenue in the amount of $0 and $112, respectively, which represents amounts paid by Third-party Payors for consumable supplies that were not shipped to patients as of that date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at June 30, 2015, include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at June 30, 2015, also include the line of credit and capitalized leases, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other parties for rental or sale to patients. Total (gross) inventories at June 30, 2015, included $2,310 of finished goods, $121 of parts, and $317 of supplies.

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. The Company provides reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. To fulfill orders faster, the Company places a large amount of its inventory with field sales representatives. This increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in the Company’s possession, management maintains additional reserves for estimated shrinkage of these inventories based on the age of the inventory. The Company had an allowance for obsolete and damaged inventory of approximately $1,357 and $916 at June 30, 2015 and December 31, 2014, respectively. The Company estimates that finished units held for sale will be reserved beginning in year three and fully reserved after four years. The Company had $173 of open purchase commitments at June 30, 2015.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

INTANGIBLE ASSETS

Intangible assets with estimable lives are amortized in a pattern consistent with the asset’s identifiable cash flows or using a straight- line method over their remaining estimated benefit periods if the pattern of cash flows is not estimable. The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If the carrying amount of the assets exceeds the undiscounted cash flows the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Intangible assets are capitalized software. The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the entity’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance are expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.  When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of five years.

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

In May 2014, the FASB issued ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018, using one of two prescribed retrospective methods.  Early adoption is permitted beginning in the first quarter of fiscal year 2017.  The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(3) PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2015 and December 31, 2014, consist of the following:

	June 30, 2015	December 31, 2014	Useful lives
	(UNAUDITED)
Office furniture and equipment	$917	$917	3-7 years
Rental inventory	1,240	1,314	5 years
Vehicles	76	76	5 years
Leasehold improvements	104	104	2-6 years
Assembly equipment	125	125	7 years
	2,462	2,536
Less accumulated depreciation	(1,466)	(1,260)
	$996	$1,276

(4) INTANGIBLE ASSETS

At June 30, 2015 and December 31, 2014, intangible assets consist of the following:

	Amortization	June 30,	December 31,
	Life Years	2015	2014
Software and development costs	5	$325	$325
Less: accumulated amortization		(226)	(194)
Total intangible assets, net		$99	$131

(5) LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method. The effects of potential common stock equivalents, related to outstanding options for the six months ended June 30, 2015 and 2014, totaling 1,548,000 and 1,602,394, respectively, have not been included in the computation of diluted net loss per share because the impact of the potential shares would decrease the loss per share.

The calculation of basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic:
Net loss applicable to common stockholders	$(493)	$(5,553)	$(1,389)	$(6,983)
Weighted average shares outstanding – basic	31,271,234	31,171,234	31,271,234	31,171,234
Net loss per share – basic	$(0.02)	$(0.18)	$(0.04)	$(0.22)

Diluted:
Net loss applicable to common stockholders	$(493)	$(5,553)	$(1,389)	$(6,983)
Weighted average shares outstanding – basic	31,271,234	31,171,234	31,271,234	31,171,234
Dilutive securities	—	—	—	—
Weighted average shares outstanding – diluted	31,271,234	31,171,234	31,271,234	31,171,234
Net loss per share – diluted	$(0.02)	$(0.18)	$(0.04)	$(0.22)

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(6) STOCK-BASED COMPENSATION PLANS

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

In the six months ended June 30, 2015 and 2014, the Company recorded compensation expense related to stock options of $33 and $55, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2015 and 2014, included $2 and $4, respectively, in cost of goods sold and $31 and $51, respectively, in selling, general and administrative expenses.

In the six months ended June 30, 2015, the Company granted options to purchase up to 364,000 shares of common stock to employees at a weighted average exercise price of $0.49.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the six months ended June 30, 2015:

2014
Weighted average expected term	6.25 years
Weighted average volatility	138%
Weighted average risk-free interest rate	1.0%
Dividend yield	0%

A summary of stock option activity under the Option Plan for the six months ended June 30, 2015, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,735,519	$0.59
Granted	364,000	$0.49
Exercised	—
Forfeited	(551,019)	$1.84
Outstanding at June 30, 2015	1,548,000	$0.50	6.8 years	$—
Exercisable at June 30, 2015	596,546	$0.70	5.8 years	$—

A summary of status of the Company’s non-vested share awards as of and for the six months ended June 30, 2015, is presented below:

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	945,940	$0.29
Granted	364,000	$0.14
Vested	(125,753)	$0.38
Forfeited	(232,733)	$0.71
Non-vested at June 30, 2015	951,454	$0.27

As of June 30, 2015, the Company had approximately $119 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of approximately 2.19 years.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(7) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 0% for both the three and six months ended June 30, 2015 and 2014. During the six months ended June, 2015, the Company generated approximately $556 of deferred tax assets relating primarily to net operating loss carryforwards. However, as realization of these deferred tax assets is not more likely than not, a full valuation allowance was provided against the net deferred tax assets as of June 30, 2015. The Company paid income taxes of $0 and $2 during the six months ended June 30, 2015 and 2014, respectively, and received $268 of its income tax receivable of $268 during the six months ended June 30, 2015.

(8) LINE OF CREDIT

The Company has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank (the “Lender”). The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of June 30, 2015, the Company was not in compliance with the financial covenants under the Triumph Agreement. On July 14, 2014, the Company received notice from the Lender of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. The Lender agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through September 30, 2015 and continues to make additional loans to the Company based on the Company’s cash collections. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and continued extension of the forbearance agreement. However, no assurance can be given that the Lender will continue to make such additional loans, or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from creditors. As of June 30, 2015, $4,620 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of June 30, 2015, the effective interest rate under the Triumph Agreement was 10.87% (7.43% interest rate plus 3% additional default interest rate and 0.44% fees). The Triumph Agreement requires monthly interest payments in arrears on the first date of each month. The Triumph Agreement matured on December 19, 2014, however, Triumph agreed to forbear from the exercise of its rights and remedies under the terms of the Credit Agreement through September 30, 2015, pursuant to the terms of a forbearance agreement, as amended. The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding.

(9) CONCENTRATIONS

The Company sourced approximately 28% and 19% of components for its electrotherapy products from one vendor during the six months ended June 30, 2015 and 2014, respectively. Management believes that its relationships with suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons, which has caused many of its vendors to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at June 30, 2015 and December 31, 2014, that made up approximately 9% and 10%, respectively, of the net accounts receivable balance.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The Company also leases certain equipment under capital leases which expire on various dates through 2018.  Imputed interest rates on the leases range from approximately 6% to 18%. At June 30, 2015, the total recorded cost of assets under capital leases was approximately $461. Accumulated depreciation related to these assets totals approximately $151.

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

Zynex, Inc. (a Nevada corporation) (“Zynex”) has its headquarters in Lone Tree, Colorado.  The Company operates in one primary business segment, Electrotherapy and Pain Management Products. As of June 30, 2015, the Company has three active subsidiaries, Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation), Zynex Monitoring Solutions Inc. (“ZMS,” a wholly-owned Colorado corporation) and Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation). Neither ZEU nor ZMS has generated significant revenues for the Company at this point.  Beginning in April 2015, the Company stopped offering billing and consulting services to customers through its subsidiary Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company).  In addition, the Company previously operated through a now inactive subsidiary Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly owned Colorado corporation).

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

To mitigate some of the declines in revenue from TENS products, Zynex opened its compounding pharmacy and began shipping transdermal pain creams to patients in the first quarter of 2014. The pharmacy, which operates within ZMI, trade name “Pharmazy”, is licensed in 44 states including the District of Columbia. The Company is working with third party pharmacies in the states where it is not yet licensed. We continue to recruit new sales reps and believe that Zynex offers them an attractive option since we believe that we are the only company in the market that currently offers both TENS and TDPC solutions on the same prescription pad. For the six months ended June 30, 2015 and 2014, revenue from our compound pharmacy represented approximately 16% and 12% of total net revenue, respectively.

In an effort to minimize the negative impact on the Company of the Medicare and healthcare reforms and other issues discussed above and the resulting slowdown in orders, we made reductions to our operating expenses, particularly employee related costs through headcount reductions beginning in the middle of 2013. Headcount has been reduced from 255 employees at December 31, 2012, to 104 employees, including 46 commission only sales reps, at June 30, 2015.

As of June 30, 2015, we were not in compliance with the financial covenants under the terms of our line of credit with Triumph Healthcare Finance (the “Lender”). On July 14, 2014, Zynex received notice from the Lender of an event of default under our Loan and Security Agreement with the Lender (the “Credit Agreement”). The notice relates to our default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified us that it would no longer make additional loans under the Credit Agreement and was exercising its default remedies under the credit agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting our bank deposits to apply towards the outstanding obligations. As of June 30, 2015, we had approximately $4,620 of outstanding borrowings under the Credit Agreement. We continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and the Lender has continued to make additional loans to us based on cash collections. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to us. The Lender has agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through September 30, 2015, pursuant to the terms of a Forbearance Agreement, as amended, dated effective June 30, 2015.

We need to raise additional capital to refinance or replace the line of credit and to provide additional working capital necessary for the us to continue our business operations. The net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. A significant component of our negative working capital at December 31, 2014 and June 30, 2015 is the amount due under our line of credit, all of which is classified as a current liability.

We continue to make progress on the development of the Blood Volume Monitor, a noninvasive device that monitors a patient’s fluid level during surgery or recovery. The device alerts the doctors or nurses in real time that a patient is losing fluid (blood). We expect to file our complete application for clearance with the FDA by the end of the third quarter of 2015.

Revenue

Our TENS products may be rented on a monthly basis (“Net Rental Revenue”) or purchased (“Net Sales Revenue”). Renters and purchasers are primarily patients and healthcare insurance providers on behalf of patients. Our TENS products may also be purchased by dealers. If a patient is covered by health insurance, the Third-party Payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. If contractually arranged, a rental continues until an amount equal to the purchase price is paid then we transfer ownership of the product to the patient and cease rental charges. We also sell consumable supplies, consisting primarily of surface electrodes and batteries that are used in conjunction with our electrotherapy products. Revenue is reported net, after adjustments for estimated insurance company reimbursement deductions. The deductions are known throughout the health care industry as “contractual adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials of claims for our products placed with patients which may affect collectability. See Note 2 to the Unaudited Condensed Consolidated Financial Statements in this quarterly report for a more complete explanation of our revenue recognition policies.

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

As of June 30, 2015, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Although our revenue from rentals decreased during both the three and six month periods ended June 30, 2015, compared to the corresponding 2014 periods, total net revenue increased $1,724 or 128% to $3,073 for the quarter ended June 30, 2015, from $1,349 for the quarter ended June 30, 2014.   For the six months, total net revenue increased $1,740 or 39% to $6,256 for the period ended June 30, 2015, from $4,516 for the comparable 2014 period. The growth in both the three and six month periods is principally attributable to the significant reduction in deferred revenue at June 30, 2015 compared to June 30, 2014. Deferred revenue, which consists of amounts paid by Third-party Payors for consumable supplies that were not shipped to patients as of that date, at June 30, 2014 was $1,296 compared to $0 at June 30, 2015. In addition, sales of transdermal pain creams were $200 and $585 higher in the three and six month periods ended June 30, 2015 compared to the corresponding 2014 period. Net revenue in the 2015 periods was negatively impacted by TRICARE, the health insurance provider for United States military personnel, ceasing reimbursement for TDPC early in the second quarter of 2015.  Revenue related to TRICARE reimbursements was $157 and $433 for the three months ended and six months ended June 30, 2015, respectively.

We expect revenues from our electrotherapy products to increase over the next several quarters as we continue to recruit additional sales representatives. However, we expect that revenue from the sale of TDPC will decrease as a result of the TRICARE issue discussed above.

Operating Expenses

Cost of revenue – rental declined $166 to $102 for the three months ended June 30, 2015, compared to $268 for the 2014 period.  The lower costs reflect lower net rentals and reduced write-off of rental units in 2015. For the six months, cost of revenue – rental decreased $173 or 43% to $230 for the period ended June 30, 2015, from $403 for the comparable 2014 period. For both the three and six month periods, the lower costs reflect lower net rentals and reduced write-off of rental units in 2015.

Cost of revenue – sales increased $161 to $1,064 for the three months ended June 30, 2015, compared to $903 for the 2014 period. For the six months, cost of revenue – sales increased $416 or 24% to $2,181 for the period ended June 30, 2015, from $1,765 for the comparable 2014 period. The higher costs reflect the increase in net sales revenue.

Selling, General and Administrative (“SG&A”) expenses decreased $677, or 23%, to $2,270 for the quarter ended June 30, 2015, from $2,947 for the quarter ended June 30, 2014. Items with significant reductions in SG&A expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, consisted of employee related costs ($252), facilities ($203) and professional fees ($61).  SG&A expenses decreased $1,423, or 22%, to $4,980 for the six months ended June 30, 2015, from $6,403 for the six months ended June 30, 2014. Items with significant reductions in SG&A expenses for the six months ended June 30, 2015 compared to the three months ended June 30, 2014 consisted of employee related costs ($792), facilities ($376) and professional fees ($56).  We expect that operating expenses will remain stable at the second quarter 2015 level, excluding sales commissions which will increase as revenue increases.

Interest Expense

Interest expense for the three months ended June 30, 2015, was $138, compared to $144 for the same period in 2014. Interest expense for the six months ended June 30, 2015, was $270, compared to $302 for the same period in 2014.   The decrease in interest expense is the result of lower average borrowings in the 2015 periods, partially offset by the increase in the interest rate under the Credit Agreement to the 10.87% effective interest rate as a result of our non-compliance with certain covenants under the Credit Agreement (as more fully described elsewhere in this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

Zynex has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Credit Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank (the “Lender”). The Credit Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of June 30, 2015, we were not in compliance with the financial covenants under the Credit Agreement. Borrowings under the Credit Agreement bear interest at the default interest rate. As of June 30, 2015, the effective interest rate under the Triumph Agreement was 10.87% (7.43% interest rate plus 3% additional default interest rate and 0.44% fees). The Credit Agreement matured on December 19, 2014, however, the Lender has agreed to extend the period of forbearance to September 30, 2015, subject to a forbearance agreement, as amended.

On July 14, 2014, Zynex received notice from the Lender of an event of default under the Credit Agreement with the Lender. The notice relates to our default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified us that it would no longer make additional loans under the Credit Agreement and was exercising its default remedies under the Credit Agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting our bank deposits to apply towards the outstanding obligations. As of June 30, 2015, we had approximately $4,620 of outstanding borrowings under the Credit Agreement (approximately $4,444 as of August 7, 2015). We continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and the Lender has continued to make additional loans to us. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. There is also no assurance that the Lender will continue its agreement to forebear asserting its remedies after September 30, 2015.

Limited Liquidity

As a result of the losses we suffered in the years ended December 31, 2014 and 2013, and the current fiscal year, the default under our Credit Agreement, and other factors, we have significant working capital deficits of $3,506 at June 30, 2015; $2,352 at December 31, 2014; and $4,020 at December 31, 2013.  As a result of this negative working capital, and resulting limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2014.

Our limited liquidity is primarily a result of (a) our significant reduction of revenue and inability to cut costs at the same pace in 2013 and 2014, (b) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (c) the required high levels of inventory kept with sales representatives or held at the offices of health care providers that are standard in the electrotherapy industry, (d) the delayed cost recovery inherent in rental transactions, and (e) expenditures required for on-going product development.

Limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. For the six months ended June 30, 2015, we reported cash used by operations of $194. In addition, we reported a net loss of $1,389 for the six months ended June 30, 2015. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that as a result of the restructuring activities over the past two years and revenue projections for 2015, our cash flows from operating activities, assuming the Lender continues to make loan advances, will be sufficient to fund cash requirements through the next twelve months. However, there is no guarantee that we will be able to meet the requirements of our 2015 financial plan.  We are not in compliance with the financial covenants under the terms of our line of credit. While the Lender has continued to make additional loans to us, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to us. The Lender has agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through September 30, 2015, pursuant to the terms of an extension of the Forbearance Agreement dated effective June 30, 2015.

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

Cash used by operating activities was $194 for the six months ended June 30, 2015, compared to cash provided by operating activities of $727 for the six months ended June 30, 2014. The primary use of cash from operations for the six months ended June 30, 2015, was the result of the net loss reported for the period and reductions in accounts payable and accrued expenses, which were partially offset by decreases in accounts receivable and inventory, and receipt of amounts due from income tax refunds. The primary source of cash from operations for the six months ended June 30, 2014, was the increase in deferred revenue of $1,296.

Cash provided by investing activities for the six months ended June 30, 2015, was $73 compared to cash provided by investing activities of $292 for the six months ended June 30, 2014. Cash provided by investing activities for the three months ended June 30, 2015, represents cash flows relating to the change in inventory held for rental.

Cash provided by financing activities was $145 for the six months ended June 30, 2015, compared with cash used by financing activities of $1,031 for the six months ended June 30, 2014. The primary financing source of cash during the six months ended June 30, 2015, were net advances in excess of payments on our line of credit partially offset by payments on capital lease obligations.

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015, due to the material weakness in our internal control over financial reporting, which is described below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiency that represents a material weakness as of June 30, 2015:

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there was a material weakness as identified in this report, we believe that our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, fairly present our financial position, results of our operations and cash flows for the periods presented in all material respects.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE COMPANY HAS EXPERIENCED SIGNIFICANT DECLINES IN REVENUE SINCE 2012 AND INCURRED SIGNIFICANT OPERATING LOSSES FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013, HAS NEGATIVE WORKING CAPITAL, NEGATIVE SHAREHOLDERS’ EQUITY AND IS IN DEFAULT OF ITS SECURED LINE OF CREDIT RAISING DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

For the years ended December 31, 2014 and 2013, total revenues declined by $10.6 million (49%) and $18.0 million (45%), respectively. For the same fiscal years, the Company incurred net losses of $6.2 million and $7.3 million, respectively. In addition, as of June 30, 2015, the Company had negative working capital of approximately $3.5 million and negative stockholders’ equity of approximately $2.6 million. We are in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance on our line of credit at August 7, 2015, was approximately $4.4 million.

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

WE ARE IN DEFAULT OF THE TERMS OF OUR LINE OF CREDIT AND ARE USING OUR REVENUE STREAM FOR CURRENT OPERATIONS WITH THE CONSENT OF OUR LENDER

We are in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance of our line of credit at August 7, 2015, was $4.4 million. Although the lender has continued to make advances, there can be no assurance it will continue to do so. If the lender ceases to make advances, we will be unable to finance our business operations and general and administrative expenses, and this will likely result in our inability to continue operations. In addition, we have had to revise and extend the payment terms with many of our key supplier and vendors.  If our key suppliers and vendors, many of whom now require payment in advance of delivery, cease doing business with us, it may cause a disruption to our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)
10.1	Amendment No. 1 To Forbearance Agreement dated March 27, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on June 30, 2015)
10.2*	Amendment No. 2 To Forbearance Agreement dated effective June 30, 2015
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.
Dated: August 14, 2015	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer and Treasurer

Dated: August 14, 2015	/s/ Brian P. Alleman
Brian P. Alleman
Chief Financial Officer