Form 10-Q
period 2015-09-30
ZYNEX INC
filed 2015-11-17
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 13, 2015
Common Stock, par value $0.001	31,271,234

ZYNEX, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	December 31,
	2015	2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$41	$63
Accounts receivable, net	2,776	3,189
Inventory, net	1,110	1,935
Prepaid expenses	40	250
Income tax receivable	—	268
Total current assets	3,967	5,705
Property and equipment, net	874	1,276
Deposits	57	2
Intangible assets, net	82	131
Total assets	$4,980	$7,114
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Line of credit	$4,322	$4,442
Current portion of capital leases and other obligations	86	78
Accounts payable and income taxes payable	2,487	2,623
Deferred revenue	216	112
Accrued expenses	530	802
Total current liabilities	7,641	8,057
Capital leases and other obligations, less current portion	256	311
Warranty liability	12	13
Total liabilities	7,909	8,381
Stockholders’ (Deficit) Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,271,234 shares issued and outstanding	31	31
Paid-in capital	5,769	5,702
Accumulated deficit	(8,645)	(6,934)
Total Zynex, Inc. stockholders’ deficit	(2,845)	(1,201)
Noncontrolling interest	(84)	(66)
Total stockholders’ deficit	(2,929)	(1,267)
Total liabilities and stockholders’ deficit	$4,980	$7,114

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Nine months ended
	Sept 30,		Sept 30,
	2015	2014	2015	2014
Net revenue:
Rental	$924	$389	$1,768	$1,713
Sales	1,743	4,015	7,155	7,208
	2,667	4,404	8,923	8,921
Operating expenses:
Cost of revenue - rental	224	172	454	575
Cost of revenue - sales	726	1,211	2,907	2,976
Cost of revenue - write-off of noncore inventory	—	—	—	2,655
Selling, general and administrative expense	1,943	2,609	6,923	9,012
Income (loss) from operations	(226)	412	(1,361)	(6,297)
Other income (expense):
Interest expense	(98)	(169)	(368)	(471)
Other income	—	25	—	34
	(98)	(144)	(368)	(437)
Income (loss) before income taxes	(324)	268	(1,729)	(6,734)
Income tax benefit	—	—	—	—
Net income (loss)	(324)	268	(1,729)	(6,734)
Plus: Net (income) loss – noncontrolling interest	2	(10)	18	10
Net income (loss) – attributable to Zynex, Inc.	$(322)	$258	$(1,711)	$(6,724)
Net income (loss) per share – attributable to Zynex, Inc.:
Basic	$(0.01)	$0.01	$(0.05)	$(0.22)
Diluted	$(0.01)	$0.01	$(0.05)	$(0.22)
Weighted - average number of common shares outstanding:
Basic	31,271,234	31,215,799	31,271,234	31,186,252
Diluted	31,271,234	31,215,799	31,271,234	31,186,252

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
January 1, 2015	31,271,234	$31	$5,702	$(6,934)	$(66)	$(1,267)
Employee stock-based compensation expense			67			67
Net loss				(1,711)	(18)	(1,729)
September 30, 2015	31,271,234	$31	$5,769	$(8,645)	$(84)	$(2,929)

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net cash provided by operating activities	$82	$1,039
Cash flows from investing activities:
Sales of equipment	—	216
Change in inventory used for rental	63	106
Payments on contingent consideration	—	(4)
Net cash provided by investing activities	63	318
Cash flows from financing activities:
Net repayments on line of credit	(120)	(1,279)
Payments on capital leases and other obligations	(47)	(82)
Net cash used in financing activities	(167)	(1,361)
Net decrease in cash	(22)	(4)
Cash at the beginning of the period	63	323
Cash at the end of the period	$41	$319
Supplemental cash flow information:
Interest paid	$368	$133
Income taxes paid (including interest and penalties)	—	$2

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT’S PLANS

Zynex, Inc. (a Nevada corporation) has its headquarters in Lone Tree, Colorado.  The Company operates in one primary business segment, Electrotherapy and Pain Management Products.  As of September 30, 2015, the Company has three active subsidiaries, Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation), Zynex Monitoring Solutions Inc. (“ZMS,” a wholly-owned Colorado corporation) and  Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation). In June 2015, the Company had incorporated Pharmazy, Inc. (“Pharmazy”) as a wholly-owned subsidiary of ZMI to conduct the Company’s compound pharmacy operations previously conducted by ZMI, but through the date of the filing of this Form 10-Q, ZMI had not transferred any of the compound pharmacy assets to Pharmazy.   The Company’s compound pharmacy operations continue as a division of ZMI dba Pharmazy.

Beginning in April 2015, the Company stopped offering billing and consulting services to customers through its now inactive subsidiary Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company).  In addition, the Company previously operated through a now inactive subsidiary Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly owned Colorado corporation). Neither ZEU, ZMS nor Pharmazy have generated significant revenues at this point. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2015 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT’S PLANS (continued)

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the nine months ended September 30, 2015, the Company reported a net loss of $1,711 and for the years ended December 31, 2014 and 2013, the Company reported net losses of $6,199 and $7,301, respectively. Further, as of September 30, 2015 the Company had no available borrowing under its line of credit although, based on an interim agreement with the bank, the lender continues to make additional loans to the Company based on the Company’s cash collections. Furthermore, the Company’s working capital deficit of $(2,352) at December 31, 2014, had increased to a working capital deficit of $(3,674) at September 30, 2015. These losses, limited liquidity and increasing working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company developed its operating plans for 2015 to emphasize revenue growth and cash flow. In 2015, management planned to focus its attention on increasing the number of sales representatives, promoting its EZ Prescription order program and continued improvements to its billing organization and processes. Net revenues are comprised of sales and rental billings, reduced by estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions and a reserve / allowance for uncollectible accounts. Total net revenue for the nine months ended September 30, 2015, was $8,923 compared to $8,921 for the nine months ended September 30, 2014. The Company has significantly reduced costs of operations year over year to a level that more appropriate with revenue and cash collections. The Company has and will continue to monitor and control costs going forward. If the Company continues to control costs and increases its revenue, the Company may return to profitability in future years. There can be no assurance that the Company will be able to increase revenue and profitability. In addition, the Company must address with its liquidity issues and bank financing; of which there can be no assurance that the Company will be able to do so.

The Company believes that as a result of the restructuring activities over the past two years, the Company’s cash flows from operating activities will be sufficient to fund the Company’s cash requirements through the next twelve months.  However, there is no guarantee that the Company will be able to meet the requirements of its 2015 financial plan.  The Company is not in compliance with the financial covenants under the terms of its line of credit with Triumph Healthcare Finance (the “Lender”).  In July 2014, the Lender notified the Company that it would no longer make additional loans under the credit agreement and that it was exercising its default remedies under the credit agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting the Company’s bank deposits to apply towards the outstanding obligations.  The Lender agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through December 31, 2015 and continues to make additional loans to the Company based on the Company’s cash collections. As of November 13, 2015, the Company had $4,261 of outstanding borrowings under the credit agreement. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and continued extension of the forbearance agreement. However, no assurance can be given that the Lender will continue to make such additional loans, or that the parties will agree on a repayment plan acceptable to the Company.

The Company’s business plan for the balance of 2015 and 2016 focuses on the Company’s effort to accomplish organic growth in revenues and cash flow, through increasing the number of sales representatives, using its EZ Prescription order program and continued improvements to its billing organization and processes. The Company’s long-term business plan contemplates organic growth in revenues through the addition of new products such as the ZMS Blood Volume Monitor that could contribute additional revenue for the Company. Management believes that its cash flow projections for the remainder of 2015 are achievable and that sufficient cash will be generated to meet the Company’s currently restrained operating requirements for the remainder of 2015, assuming that the Lender continues to make additional loans and the vendors continue to work with Company on the slow payment of past due bills. However, there is no guarantee that the Company will be able to meet the requirements of its 2015 cash flow projection or will be able to address its working capital shortages which increased during the nine months ended September 30, 2015 (a negative $3.7 million) as compared to December 31, 2014 (a negative $2.4 million). A principal component of our negative working capital is our line of credit and past due accounts payable which are considered a current liability in their entirety.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying condensed consolidated financial statements are associated with the allowance for contractual adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, the life of its rented equipment, stock-based compensation, valuation of long-lived assets, and income taxes.

REVENUE RECOGNITION, ALLOWANCE FOR CONTRACTUAL ADJUSTMENTS AND COLLECTIBILITY

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists, 2) products have been shipped and title has transferred, or rental services have been rendered, 3) the price of the products or services is fixed or determinable, and 4) collectability is reasonably assured. Accordingly, the Company recognizes revenue, both rental and sales, when products have been delivered to the patient and the patient’s insurance (if the patient has insurance) has been verified or preauthorization has been obtained from the insurance company, when required. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and delivered to the patient and the patient’s insurance coverage has been verified or preauthorization has been obtained from the insurance company, when required. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products, which fulfills its order and transfers title. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions and an allowance for uncollectible accounts. The deductions are known throughout the health care industry as “contractual adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from Third-party Payors. The nature of these receivables within the medical industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by Third-party Payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for contractual adjustments and for the risk of nonpayment. Contractual adjustments result from reimbursements from Third-party Payors that are less than amounts claimed and from where the amount claimed by the Company exceeds the Third-party Payors’ usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance and adjusts it at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with the Third-party Payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. Accordingly, changes to the allowance for contractual adjustments and uncollectible accounts, which are recorded in the income statement as a reduction of revenue, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. These requests are sometimes related to a limited number of patients or products; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews these refund claims when it is rebilling or pursuing reimbursement from that insurance provider. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued. Such refunds are accrued when the amount is fixed and determinable.

As of September 30, 2015, the Company believes it has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

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

At September 30, 2015 and December 31, 2014, the allowance for uncollectible accounts receivable is $1,901 and $936, respectively.

At September 30, 2015 and December 31, 2014, the Company recorded a liability for deferred revenue in the amount of $216 and $112, respectively, which represents amounts paid by Third-party Payors for consumable supplies that were not yet shipped to patients as of that date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at September 30, 2015, include cash, accounts receivable and accounts payable, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at September 30, 2015, also include the line of credit and capitalized leases, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

INVENTORY

Inventories, which primarily represent finished goods, are valued at the lower of cost (average) or market. Finished goods include products held at the Company’s headquarters and at different locations by health care providers or other parties for rental or sale to patients. Total (gross) inventories at September 30, 2015 included $2,401 of finished goods, $114 of parts, and $167 of supplies. Total (gross) inventories at December 31, 2014 included $2,364 of finished goods, $171 of parts, and $316 of supplies.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company monitors inventory for turnover and obsolescence, and records losses for excess and obsolete inventory as appropriate. The Company provides reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. To fulfill orders faster, the Company places a portion of its inventory with field sales representatives. This increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in the Company’s possession, management maintains additional reserves for estimated shrinkage of these inventories based on the age of the inventory. The Company had an allowance for obsolete and damaged inventory of approximately $1,572 and $916 at September 30, 2015 and December 31, 2014, respectively. The Company estimates that finished units held for sale will be reserved beginning in year three and fully reserved after four years.

The Company had $180 of open purchase commitments at September 30, 2015.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(2) SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(3) PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2015 and December 31, 2014, consist of the following:

	September 30, 2015	December 31, 2014	Useful lives
	(UNAUDITED)
Office furniture and equipment	$929	$917	3-7 years
Rental inventory	1,218	1,314	5 years
Vehicles	76	76	5 years
Leasehold improvements	104	104	2-6 years
Assembly equipment	125	125	7 years
	2,452	2,536
Less accumulated depreciation	(1,578)	(1,260)
	$874	$1,276

(4) INTANGIBLE ASSETS

At September 30, 2015 and December 31, 2014, intangible assets consist of the following:

	Amortization	September 30,	December 31,
	Life Years	2015	2014
Software and development costs	5	$325	$325
Less: accumulated amortization		(243)	(194)
Total intangible assets, net		$82	$131

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(5) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method. The effects of potential common stock equivalents, related to outstanding options for the nine months ended September 30, 2015 and 2014, totaling 2,561 and none, respectively, have not been included in the computation of diluted net earnings (loss) per share because the impact of the potential shares would decrease the earnings (loss) per share. For the three months ended September 31, 2015 and 2014 there were no dilutive common stock equivalents.

The calculation of basic and diluted earnings (loss) per share for the three months ended September 30, 2015 and 2014, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic:
Net income (loss) applicable to common stockholders	$(322)	258	(1,711)	(6,724)
Weighted average shares outstanding – basic	31,271,234	31,215,799	31,271,234	31,186,252
Net loss per share – basic	$(0.01)	0.01	(0.05)	(0.22)

Diluted:
Net Income (loss) applicable to common stockholders	$(322)	258	(1,711)	(6,724)
Weighted average shares outstanding – basic	31,271,234	31,215,799	31,271,234	31,186,252
Dilutive securities	—		—	—
Weighted average shares outstanding – diluted	31,271,234	31,215,799	31,271,234	31,186,252
Net income (loss) per share – diluted	$(0.01)	0.01	(0.05)	(0.22)

(6) STOCK-BASED COMPENSATION PLANS

The Company has reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant.

In the nine months ended September 30, 2015 and 2014, the Company recorded compensation expense related to stock options of $67 and $74, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2015 and 2014, included $0 and $6, respectively, in cost of goods sold and $67 and $68, respectively, in selling, general and administrative expenses.

In the nine months ended September 30, 2015, the Company granted options to purchase up to 449,000 shares of common stock to employees at a weighted average exercise price of $0.44.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the nine months ended September 30, 2015:

2015
Weighted average expected term	4.10 years
Weighted average volatility	135%
Weighted average risk-free interest rate	1.1%
Dividend yield	0%

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(6) STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Option Plan for the nine months ended September 30, 2015, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,735,519	$0.59
Granted	449,000	$0.44
Exercised	—
Forfeited	(734,019)	$1.35
Outstanding at September 30, 2015	1,450,500	$0.46	6.7 years	$-
Exercisable at September 30, 2015	612,172	$0.63	5.8 years	$-

A summary of status of the Company’s non-vested share awards as of and for the nine months ended September 30, 2015, is presented below:

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	945,940	$0.29
Granted	449,000	$0.44
Vested	(322,879)	$0.56
Forfeited	(233,733)	$0.25
Non-vested at September 30, 2015	838,328	$0.34

As of September 30, 2015, the Company had approximately $99 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of approximately 2.08 years.

(7) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 0% for both the three and nine months ended September 30, 2015 and 2014. During the nine months ended The Company paid income taxes of $0 and $2 during the nine months ended September 30, 2015 and 2014, respectively, and received $268 of its income tax receivable of $268 during the nine months ended September 30, 2015.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(8) LINE OF CREDIT

The Company has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank (the “Lender”). The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of September 30, 2015, the Company was not in compliance with the financial covenants under the Triumph Agreement. On July 14, 2014, the Company received notice from the Lender of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to make additional loans to the Company based on cash collections. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from creditors. As of September 30, 2015, $4,322 ($4,442 as of December 31, 2014) was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of September 30, 2015, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement requires monthly interest payments in arrears on the first date of each month. The Triumph Agreement matured on December 19, 2014; Triumph has agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through December 31, 2015, pursuant to the terms of a forbearance agreement, as amended. The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding.

(9) CONCENTRATIONS

The Company sourced approximately 32% and 21% of components for its electrotherapy products from one vendor during the nine months ended September 30, 2015 and 2014, respectively. Management believes that its relationships with suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons, which has caused many of its vendors to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at September 30, 2015 and December 31, 2014, that made up approximately 7% and 10%, respectively, of the net accounts receivable balance.

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
•

The Company and landlord shall each have the right to terminate the lease at any time, without liability to the other, with nine months prior written notice to the Company and three months written notice to the Landlord.

The Company also leases certain equipment under capital leases which expire on various dates through 2018.  Imputed interest rates on the leases range from approximately 6% to 18%. At September 30, 2015, the total recorded cost of assets under capital leases was approximately $461. Accumulated depreciation related to these assets totals approximately $174.

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

Zynex, Inc. (a Nevada corporation) (“Zynex”) has its headquarters in Lone Tree, Colorado.  The Company operates in one primary business segment, Electrotherapy and Pain Management Products. As of September 30, 2015, the Company has three active subsidiaries, Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation), Zynex Monitoring Solutions Inc. (“ZMS,” a wholly-owned Colorado corporation), Zynex Europe and ApS (“ZEU,” a wholly-owned Denmark corporation). Neither ZEU nor ZMS has generated significant revenues for the Company for the nine months ended September 30, 2015.  Beginning in April 2015, the Company stopped offering billing and consulting services to customers through its subsidiary Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company).  In addition, the Company previously operated through a now inactive subsidiary Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly owned Colorado corporation). In June 2015, the Company incorporated Pharmazy, Inc. (“Pharmazy”) as a wholly-owned subsidiary of ZMI to conduct the Company’s compound pharmacy business operations. The Company is currently conducting its compound pharmacy business thru ZMI.

RESULTS OF OPERATIONS (Amounts in thousands):

Background

During 2013 and 2014, Zynex experienced significant declines in net revenue. The primary reasons for the decline in net revenue were the impact of Medicare and healthcare reforms, and a shift at the time in Zynex’s independent sales force to sell transdermal compounded pain cream (“TDPC”) from competing pharmacies rather than focusing on selling our electrotherapy products which consists of transcutaneous electrical nerve stimulation (“TENS”) devices.  During this period, we were not able to reduce expenses enough to maintain our earlier profit margins and, in fact, incurred significant operating losses and negative cash flows.  As a result, we have negative working capital, inadequate liquidity, are in default under our agreement with our principal lender, and have been required to negotiate forbearance arrangements with our vendors, many of whom now require payment in advance. In an effort to minimize the negative impact on the Company of Medicare and healthcare reforms and the other issues discussed above and the resulting slowdown in orders, we made reductions to our operating expenses, particularly employee related costs through headcount reductions beginning in the middle of 2013. Headcount has been reduced from 255 employees at December 31, 2012, to 108 (85 non commissioned) employees at December 31, 2014 and 103 (50 non commissioned and 53 commission only sales representatives) employees at September 30, 2015. In addition, the Company had 84 independent sales representatives at the end of September 2015. The Company has stabilized its expenses associated with employee headcount and  continues to expand its direct and independent sale representative network, all of which are paid on a commission basis. In addition, during the first quarter of 2014, the Company opened a compounding pharmacy as a division of ZMI.

As of September 30, 2015, we were not in compliance with the financial covenants under the terms of our line of credit with Triumph Healthcare Finance (the “Lender”). On July 14, 2014, Zynex received notice from the Lender of an event of default under our Loan and Security Agreement with the Lender (the “Credit Agreement”). The notice relates to our default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified us that it would no longer make additional loans under the Credit Agreement and was exercising its default remedies under the Credit Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Credit Agreement and collecting our bank deposits to apply towards the outstanding obligations. As of September 30, 2015, we had approximately $4,322 ($4,442 as of December 31, 2014) of outstanding borrowings under the Credit Agreement. We continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the Credit Agreement and the Lender has continued to make additional loans to us based on cash collections. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to us. The Lender has agreed to forbear from the exercise of its rights and remedies under the terms of the Credit Agreement through December 31, 2015, pursuant to the terms of a Forbearance Agreement, as amended, dated effective September 30, 2015. The Lender has made no commitment to continue its forbearance beyond the end of 2015.

We need to raise a significant amount of additional capital to refinance or replace the line of credit and to provide additional working capital necessary to continue our business operations. The net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. A significant component of our negative working capital at December 31, 2014 and at September 30, 2015 is the amount due under our line of credit and past due accounts payable, all of which is considered a current liability.

We continue to make progress on the development of the Blood Volume Monitor, a noninvasive device that monitors a patient’s fluid level during surgery or recovery. The device alerts the doctors or nurses in real time that a patient is losing fluid (blood). We filed our complete application for clearance with the FDA during the third quarter of 2015, received comments in October and we are preparing our answers to the FDA.

Revenue

Net revenues are comprised of sales (product and consumable supplies) and rental billings, reduced by estimated Third-party Payors reimbursement deductions and an allowance for uncollectible amounts. The reserve for contractual adjustments and allowance for uncollectible accounts are on an ongoing basis adjusted in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. Net Revenue includes the rental of our TENS (transcutaneous electrical nerve stimulation) (“Net Rental Revenue”), the sale of our TENS products, consumable supplies and transdermal pain creams (“Net Sales Revenue”) and, thru the first quarter of 2015, our billing consulting services.

Our TENS  products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare insurance providers on behalf of patients. Our TENS products may also be purchased by dealers and distributors. If a patient is covered by health insurance, the Third-party Payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. Under certain Third-party Payor contracts, a rental continues until an amount equal to the purchase price is paid then we transfer ownership of the product to the patient and cease rental charges; while other rentals continue during the period of patient use of the equipment. For all patients using our TENS products, we also sell consumable supplies, consisting primarily of surface electrodes and batteries. Revenue for the TENS products is reported net, after adjustments for estimated insurance company reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the health care industry as “contractual adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See Note 2 to the Unaudited Condensed Consolidated Financial Statements in this quarterly report for a more complete explanation of our revenue recognition policies.

We continually pursue improvements to our processes of billing insurance providers. We review all claims which are initially denied or not received and rental claims not billed for the full period of use. As these situations are identified and resolved, the appropriate party is appropriately rebilled (resubmitted) or, for those claims not previously billed, billed.

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

As of September 30, 2015, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Net Rental Revenue increased $535 (137.5%) to $924 for the three months ended September 30, 2015, from $389 for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, total net revenue increased $55 ( 3.2%)  to $1,768 from $1,713 for the comparable 2014 period

The significant increase in Net Rental Revenue for the third quarter of 2015 reflects the pursuit of additional reimbursements for rental claims which had not previously been billed for the periods of use. During 2015, and principally in the third quarter of 2015, management identified a number of rental patients who were continuing to use the Company’s units, but for which rent had not yet been billed to Third-party Payors. This matter was identified during the quarter as part of our internal enhancement and upgrading of the billing department leadership and personnel.  In those situations where Zynex could retroactively bill the insurance carrier, the insurance coverage was re-verified (it had also been verified originally) and the insurance carrier was billed for the appropriate dates of service.  In addition, as a result of the delay in these billings, management has recorded an additional reserve in excess of the Company’s historical collection rate against these rental billings. This resulted in additional net rental income recorded during the three and nine months ended September 30, 2015 of approximately $199 and $286 which related to related to units that were being rented prior to 2015.  Management determined that the impact to the prior financial statements was not significant.

Net Sales Revenue decreased $2,272 or 56.6% to $1,743 for the three months ended September 30, 2015, from $4,015 for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, Net Sales Revenue decreased $53 or .7% to $7,155, from $7,208. Net Sales Revenue are comprised of the sale of our TENS products, consumable supplies and transdermal pain creams and, through the first quarter of 2015, our billing consulting services; reduced by estimated Third-party Payors reimbursement deductions and an allowance for uncollectible amounts. The significant decline during the three months periods is principally attributable to the shift in TENS product sales in 2014 from the second to the third quarter (the Company due to financial restraints was unable to produce and sell TENS products); a decrease in the sales of consumable supplies (which is directly related to the number of active rentals not being billed); the termination of the billing consulting services in the first quarter of 2015; and a decline in the pharmacy subscriptions . The decline during the nine months periods is principally attributable to an increase in TENS product sales in 2015 (during 2014 the Company was unable to produce and sell TENS products); a decrease in the sales of consumable supplies (which is directly related to the number of active rentals not being billed); the termination of the billing consulting services in the first quarter of 2015; and an overall increase in the pharmacy subscriptions. The above is offset by an increase in deferred revenue.

During these same periods new orders (expressed in units) for the three months ended September 30, 2015 and 2014 totaled 3,035 and 3,010, respectively, and for the nine months ended September 30, 2015 and 2014 totaled 8,972 and 10,878, respectively. During 2015, on a quarterly basis, new orders in the first, second and third quarters totaled 2,907, 3,030 and 3,035, respectively. The order growth reflects the increased sales force and the introduction of our EZ Prescription program implemented to simplify the sales and insurance approval process.

Operating Expenses

Cost of revenue – rental increased $52 (30.2%) to $224 for the three months ended September 30, 2015, compared to $172 for the 2014 period.  The higher costs reflect higher net rentals in 2015. For the nine months ended September 30, 2015, cost of rental revenue decreased $121 (21.0%) to $454, compared to $575 for the 2014 period. For the nine month period, the lower costs reflect the reduced operating costs allocated to rental cost of revenue.

Cost of revenue – sales decreased $485 (40%) to $726 for the three months ended September 30, 2015, compared to $1,211 for the 2014 period. For the nine months, cost of revenue – sales decreased $69 (2.3%) to $2,907 for the period ended September 30, 2015, from $2,976 for the comparable 2014 period. The lower costs reflect the decrease in Net Sales Revenue.

Selling, General and Administrative (“SG&A”) expenses decreased $666 (25.6%) to $1,943 for the quarter ended September 30, 2015, from $2,609 for the quarter ended September 30, 2014. Items with significant reductions in SG&A expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 consisted of employee related costs, facilities, travel and entertainment and professional fees. SG&A expenses decreased $2,089 (23.2%) to $6,923 for the nine months ended September 30, 2015, from $9,012 for the nine months ended September 30, 2014. Items with significant reductions in SG&A expenses for the nine months ended September 30, 2015 compared to the three months ended September 30, 2014 consisted of employee related costs, facilities, travel and entertainment and professional fees. We expect that operating expenses will remain stable at the third quarter 2015 level, excluding sales commissions which will increase as revenue increases.

Interest Expense

Interest expense for the three months ended September 30, 2015, was $98, compared to $169 for the same period in 2014. Interest expense for the nine months ended September 30, 2015, was $368, compared to $471 for the same period in 2014.   The decrease in interest expense is the result of lower average borrowings in the 2015 periods, partially offset by the increase to the interest rate under our Credit Agreement with our senior Lender to 11.0% (the effective default interest rate) as a result of our non-compliance with certain covenants under the Credit Agreement (as more fully described elsewhere in this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES:

Line of Credit

Zynex has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Credit Agreement”) with Triumph Healthcare Finance, a division of Triumph Community Bank (the “Lender”). The Credit Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. As of September 30, 2015 and previously (since at least March 31, 2014), we were not in compliance with the financial covenants under the Credit Agreement. Borrowings under the Credit Agreement bear interest at the default interest rate. As of September 30, 2015, the effective interest rate under the Triumph Agreement was 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Credit Agreement matured on December 19, 2014, however, the Lender agreed to extend the period of forbearance to December 31, 2015, subject to a forbearance agreement, as amended. The Lender has made no commitment to continue its forbearance beyond the end of 2015.

On July 14, 2014, Zynex received notice from the Lender of an event of default under the Credit Agreement with the Lender. The notice relates to our default under the minimum debt service coverage ratio for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified us that it would no longer make additional loans under the Credit Agreement and was exercising its default remedies under the Credit Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Credit Agreement and collecting our bank deposits to apply towards the outstanding obligations. As of September 30, 2015, we had approximately $4,322 of outstanding borrowings under the Credit Agreement (approximately $4.261 as of November 13, 2015). We continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the Credit Agreement and the Lender has continued to make additional loans to us based only on the Company’s cash collections. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company.

Limited Liquidity

As a result of the losses we suffered in the years ended December 31, 2014 and 2013, and the current fiscal year, the default under our Credit Agreement, and other factors, we have significant working capital deficits of $3,674 at September 30, 2015; $2,352 at December 31, 2014; and $4,020 at December 31, 2013.  As a result of this negative working capital and resulting limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2014.  Our Lender could, in its discretion, cease making additional loans to us based on our cash collections and, at that point we would have no remaining liquidity or ability to pay our debts.

Our Credit Agreement default and resulting limited liquidity are primarily a result of (a) our significant reduction of revenue and inability to cut costs at the same pace in 2013 and 2014, (b) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (c) the previously required high levels of inventory kept with sales representatives or held at the offices of health care providers that are standard in the electrotherapy industry, (d) the delayed cost recovery inherent in rental transactions, and (e) expenditures required for on-going product development.

Our negative working capital and limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. For the nine months ended September 30, 2015, we reported cash provided from operating activities of $82. In addition, we reported a net loss of $1,711 for the nine months ended September 30, 2015. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that as a result of the restructuring activities over the past two years and assuming the Lender continues to make loan advances, our cash flows from operating activities will be sufficient to fund cash requirements through the next twelve months. While we believe that we have made progress during 2015 and (with the Lender’s cooperation) we believe that our improvement will continue in 2016, there is no guarantee that we will be able to meet the requirements of our 2015 or 2016 financial plans.  We are not in compliance with the financial covenants under the terms of our line of credit. While the Lender has continued to make additional loans to us, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to us. The Lender has agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through December 31, 2015, pursuant to the terms of an extension of the Forbearance Agreement dated effective September 30, 2015. We cannot offer any assurance that the Lender will continue to forebear from exercising its remedies in 2016.

In order to support growth in revenue, we require, among other things, funds for the purchase of equipment, funds for the purchase of inventory, the payment of commissions to sales representatives, and creation of new product lines. There is no assurance that our operations and available borrowings, if any, will provide enough cash for operating requirements or for increases in our inventory of products, as needed, for growth. Further, there is no assurance that cash from operations will be sufficient for Zynex to continue its business operations in 2016 or the future.

We need to seek a significant amount of financing through the issuance of debt or sale of equity, and we are not certain whether any such financing would be available to us on acceptable terms, or at all. Any additional debt would require the approval of Triumph Healthcare Finance. In addition, the net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenue, cash flows from operations and liquidity which may force us to curtail our operating plan or impede our growth.

Due to cash flow issues, we have negotiated forbearance arrangements with some of our vendors, many of whom now require payment in advance.

Cash provided by operating activities was $82 for the nine months ended September 30, 2015, compared to $1,039 for the nine months ended September 30, 2014. The change in cash from operating activities for the three months ended September 30, 2015, was the result of the net loss reported for the period and reductions in accounts payable offset by decreases in accounts receivable, inventory, and income tax receivable.

Cash provided by investing activities for the nine months ended September 30, 2015, was $63 compared to cash provided by investing activities of $318 for the nine months ended September 30, 2014. Cash provided by investing activities for the nine months ended September 30, 2015, represents cash flows relating to the change in inventory held for rental.

Cash used by financing activities was $167 for the nine months ended September 30, 2015, compared with $1,361 for the nine months ended September 30, 2014. The primary financing of cash during the nine months ended September 30, 2015, were net repayments on the line of credit and payments on capital lease obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on September 30, 2015 and Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further discussion of our “Critical Accounting Policies.”

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015, due to the material weakness in our internal control over financial reporting, which is described below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiency that represents a material weakness as of September 30, 2015:

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there was a material weakness as identified in this report, we believe that our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, fairly present our financial position, results of our operations and cash flows for the periods presented in all material respects.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In our annual report on Form 10-K for the year ended December 31, 2014, we reported material weaknesses in our internal control over financial reporting that could materially and adversely impact our business, primarily resulting from our small size, lack of financial resources, lack of segregation of duties, and a lack of independent directors.  As described in a Form 8-K report we filed on October 14, 2015, the employment of the person who previously served as our chief financial officer was discontinued and his role was taken over by our president who now serves as president, chief executive officer, and chief financial officer.  Although we engaged an outside consultant to assist in financial matters, we believe that the material weaknesses reported earlier continue to exist.

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

IN 2013 AND 2014 THE COMPANY EXPERIENCED SIGNIFICANT DECLINES IN REVENUE AND INCURRED SIGNIFICANT OPERATING LOSSES FOR THE NINE MONTHS ENDED SEPTEMBER 30; DURING THE SAME TIME PERIODS THE COMPANY HAS NEGATIVE WORKING CAPITAL, NEGATIVE SHAREHOLDERS’ EQUITY AND IS IN DEFAULT OF ITS SECURED LINE OF CREDIT RAISING DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Although the Company has seen flat revenue during the first three quarters of 2015, total revenues declined by $10.6 million (49%) and $18.0 million (45%), respectively for the years ended December 31, 2014 and 2013. There can be no assurances that revenues will return to prior (pre-2013) levels. For the nine months ended September 30, 2015 and 2014, the Company incurred net losses of $1.7 million and $6.7 million, respectively. In addition, as of September 30, 2015, the Company had negative working capital of approximately $3.7 million and negative stockholders’ equity of approximately $2.9 million. We are in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance on our line of credit at November 13, 2015, was approximately $4,261.

Our business plan contemplates organic growth in revenues and through the addition of new products to our sales channel, including the development of the Blood Volume Monitor, which could increase the overall revenue for the Company. Such organic growth will require us to increase our sales force, however, the factors described above may also negatively affect our ability to find, attract or retain sales personnel or qualified new employees and sales representatives and retain existing employees and sales representatives.

We require significant amounts of additional capital to replace the line of credit and to provide additional working capital. Our history of operating losses and negative working capital may make it difficult to raise any new capital and may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees.

These conditions raise doubts about our ability to continue as a going concern.

WE ARE IN DEFAULT OF THE TERMS OF OUR LINE OF CREDIT AND ARE USING OUR REVENUE STREAM FOR CURRENT OPERATIONS WITH THE CONSENT OF OUR LENDER

We are in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance of our line of credit at November 13, 2015 was $4,261. Although the lender has continued to make advances, there can be no assurance it will continue to do so. If the lender ceases to make advances, we will be unable to finance our business operations and general and administrative expenses, and this will likely result in our inability to continue operations. In addition, we have had to revise and extend the payment terms with many of our key supplier and vendors.  If our key suppliers and vendors, many of whom now require payment in advance of delivery, cease doing business with us, it will have a material adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)
10.1	Amendment No. 1 To Forbearance Agreement dated March 27, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on September 30, 2015)
10.2	Amendment No. 2 To Forbearance Agreement dated effective September 30, 2015
10.3*	Amendment No. 3 To Forbearance Agreement dated effective September 30, 2015
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.
Dated: November 17, 2015	/s/ Thomas Sandgaard
Thomas Sandgaard
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Financial Officer