Form 10-K
period 2015-12-31
ZYNEX INC
filed 2016-03-31
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the 13,985,234 shares of common stock held by non-affiliates of the registrant was $4,195,570 computed by reference to the closing price of such stock as listed on the OTCQB on March 22, 2016. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock.

As of March 22, 2016 31,271,234 shares of common stock are issued and outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our dependence on the reimbursement from insurance companies and government (Medicare and Medicaid) agencies for products sold or rented to our customers;
•	our significant estimating risks associated with the amount of revenue, related refund liabilities, accounts receivable and provider discounts that we recognize;
•	our ability to find alternative financing for our revolving line of credit;
•	the need and availability of additional capital in the form of debt and/or equity in order to grow our business;
•	our ability to engage additional sales representatives;
•	our need and ability to comply with regulatory requirements; including FDA clearance and CE marking of new products and state licensure;
•	the acceptance of new products as well as existing products by doctors, hospitals and insurance providers;
•	larger competitors with greater financial resources than us;
•	our ability to keep pace with technological changes;
•	our dependence upon third party manufacturers to produce our goods on time and to our specifications;
•	implementation of our sales strategy including a strong direct sales force;
•	changes in the health care environment, including health care reform; and
•	other risks described in this report.

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

When used in this annual report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and its subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc., Zynex Europe ApS, Zynex Billing and Consulting, LLC and Pharmazy, Inc. As of the date of this annual report, our only operating subsidiary is Zynex Medical, Inc. (“ZMI”).  Zynex Monitoring Solutions, Inc. (“ZMS”) was still in the process of developing its blood volume monitoring product as described below.  None of our other subsidiaries are engaged in business operations.

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT—FISCAL YEAR 2014

ZYNEX, INC.

PART I

ITEM 1. BUSINESS

History

Zynex Inc. was founded by Thomas Sandgaard in 1996, when he founded smaller private companies that eventually were folded into Zynex, Inc.  Zynex Inc., a Nevada corporation,  that was formed in December 2001, is the parent company of and conducts business within six subsidiaries: Zynex Medical, Inc. (“ZMI”), a Colorado corporation, Zynex Neurodiagnostics, Inc. (“ZND”), a Colorado corporation, Zynex Monitoring Solutions, Inc. (“ZMS”), a Colorado corporation, Zynex Billing and Consulting, LLC (“ZBC”), a Colorado limited liability company, Zynex Europe (Zynex Europe ApS) (“ZEU”), a Danish corporation, and Pharmazy, Inc. (“Pharmazy”), which was incorporated under the laws of Colorado in June 2015 as a wholly-owned subsidiary of ZMI collectively referred to as “Zynex” or the “Company”. Over 99% of total 2015 consolidated revenue is attributable to ZMI. The only other subsidiary which, at the date of this annual report, is operating is ZEU which is only operating at a minimal level. Our headquarters are located in Lone Tree, Colorado.

Beginning in 2012, we experienced significant declines in revenue and incurred significant operating losses for the years ended December 31, 2015, 2014 and 2013 as reflected in the following table:

Year ended December 31	Net Revenue	Net Income (Loss)
2012	$40 million	$1.6 million
2013	$22 million	$(7.3 million)
2014	$11 million	$(6.2 million)
2015	$12 million	$(2.9 million)

At December 31, 2015, we had negative working capital of approximately $4.8 million, negative shareholders’ equity of approximately $4.1 million and are in default under the terms of its secured line of credit with its lender.  All of these factors question our ability to continue as a going concern.

In response to the decline in revenue, we have reduced our operating expenses through headcount reductions, negotiation of a new facility lease and general spending controls. We have also reduced our inventory levels during 2015 and 2014, thus reducing the level of purchases and conserving cash. We are operating with limited cash and most vendors require payment in advance, so inventory remains at a low level.

As noted above, we are in default of our line of credit. While the lender, Triumph Healthcare Finance, a division of TBK Bank, SSB (formerly known as Triumph Community Bank) (the “Lender”) notified us of the default in July 2014, it has continued to advance funds to us based on cash collections, even though it has no contractual obligation to do so. The Lender has agreed to forbear on exercising its rights through June 30, 2016. However, there can be no assurance that the lender will continue to make such advances or continue to forebear on exercising its rights.

We need to raise a substantial amount of additional capital to replace the line of credit and to provide sufficient working capital. The net losses, existing bank default and negative working capital make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders.

Subsidiaries

Zynex Medical, Inc. (ZMI):

ZMI designs, manufactures and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZMI devices are intended for pain management to reduce reliance on drugs and medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All our medical devices are intended to be patient friendly and designed for home use. The ZMI devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. The products are cost effective when compared to traditional physical therapy, and often result in better mobility, less pain and increased potential for a patient to return to work and live a fuller life significantly earlier than with traditional therapies alone. All of our medical devices are marketed in the U.S. and are subject to US Food and Drug Administration (FDA) regulation and approval.  Our products require a physician’s prescription before they can be dispensed in the U.S. We consider the physician’s prescription as an “order”, and it is on this basis that we provide the product to the patient and either bill the patient directly or the patient’s private or government insurer for payment.

ZMI’s primary product is the NexWave device.  The NexWave is marketed to physicians and therapists by our field sales representatives.   The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

ZMI also designs, manufactures and markets the NeuroMove product. The NeuroMove contains electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”), by reaching parts of the brain to re-connect with muscles, also known as neuroplasticity.  The NeuroMove product is primarily marketed to medical clinics.

In early 2014, ZMI slowly introduced the EZ Rx Prescription program, a new distribution model for dispensing ZMI products to patients.  The program is known to prescribers, as EZ Rx Prescription and has streamlined the way physicians prescribe, patients receive our products, and how ZMI utilizes inventory. Under the program prescriptions are faxed directly to ZMI reducing the requirements on the physician or office staff to spend time with filling out device paperwork and educating patients on how to use the device. After receiving a prescription, ZMI contacts the patient directly to process the necessary paperwork and ships the device directly to the patient.  Upon the patient receiving the device, they are taught how to use the device via instructional videos on the ZMI website.

The EZ Rx Prescription program ramped up significantly during 2015 whereas it represented over 75% of new orders by December 2015 as compared to only 15% at the start of the year.  The EZ Rx Prescription program has reduced the number of units consigned to clinics for patient dispensing, thus virtually eliminating the amount of consignment inventory held by clinics. In addition, the EZ Rx Prescription program provides ZMI more control over the  decision to ship a unit to a patient, whereas consigned inventory held in clinics was more difficult to control. In 2015 and 2014, ZMI medical devices accounted for 90% and 86%, respectively of our total net revenue and the compound pharmacy accounted for 10% and 10%, respectively.

Zynex Medical, Inc. dba Pharmazy (ZMI) and Pharmazy, Inc (Pharmazy):

Beginning in 2012,  many industry sales representatives, including those representing Zynex, began offering prescription TransDermal Pain Creams (TDPC) to their accounts, a product that paid much higher commissions with less paperwork than TENS devices.  TDPC, like TENS, offers very effective, non-addictive pain management with minimal side effects. In order to attract sales representatives and to counter the number of sales representatives who either dropped or spent less time promoting Zynex’s TENS products in favor of TDPC, in late 2013, Zynex opened its own compounding pharmacy. The new pharmacy operated within ZMI, (ZMI dba “Pharmazy”) and obtained its first state license in February 2014. In June 2015, we incorporated Pharmazy, Inc. in Colorado as a wholly owned subsidiary of ZMI with the intent of transferring the pharmacy operations to the newly formed corporation.  This transfer never occurred, but during January 2016 we shut down our compound pharmacy business.  The business struggled due to the unfavorably changing pharmacy insurance reimbursements. In addition, we focused on our core electrotherapy product business and our potential and future blood volume monitor business described for ZMS, below.

In 2015 and 2014, the compound pharmacy accounted for 10% and 10%, respectively, of our revenues. We anticipate our focus on core electrotherapy business and the projected growth opportunities therein (as discussed elsewhere) will generate sufficient future operating results to offset the 2015 and 2014 pharmacy operating results.

Zynex Monitoring Solutions (ZMS):

ZMS was formed in 2011 to develop and market medical devices for non-invasive cardiac monitoring. During 2015, ZMS was still in development and did not have any revenue. The blood volume monitor is a non-invasive medical device for monitoring central blood volume that would be used in operating and recovery rooms to detect blood loss during surgery and internal bleeding during recovery. This device has been subjected to multiple clinical studies, which are being utilized for collecting data to further validate the algorithm used to determine changes in central blood volume and planning for future, additional clinical studies.   We have submitted a 510(k) application to the FDA and are responding to their questions. There is no guarantee when or if the product will be cleared for marketing by the FDA.

The blood volume monitor has been tested in several International Review Board (IRB) approved studies and, during 2015, was used in several blood donation settings where hundreds of subjects have donated half a liter of blood with strong correlation to the index on the device. We have built a number of commercial devices in pilot-production and continue to refine the algorithms for the Blood Volume Index (BVI). A utility patent has been filed for this unique application (pending), which we believe could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery. ZMS did not produce any revenue for the years ending December, 31, 2015 and 2014. During 2015, ZMS was still in development and did not have any revenue.

Zynex International (Zynex Europe) (ZEU):

ZEU was formed in 2012 to further progress Zynex’s international expansion. ZEU is not currently conducting business and was intended to be focused on sales and marketing our products within the international marketplace, upon receipt of necessary regulatory approvals. ZEU did not produce significant revenue for the years ended December 31, 2015 and 2014.

Zynex NeuroDiagnostics (ZND):

ZND was formed in 2011 to market electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing ZMI diagnostic EMG technology.  ZND has not generated significant revenue and we are no longer actively pursuing sales of this product line.

Zynex Billing and Consulting (ZBC):

During the latter part of 2012, we established a medical billing and consulting subsidiary, ZBC. ZBC provided outsourced billing services for private medical practices, which include collection services, medical coding and general billing consulting. ZBC is majority owned by Zynex, Inc. (80%) and has a non-controlling interest member, owning 20%. We ceased providing billing and consulting services in April of 2015. ZBC produced .4% and 3.8% of our revenue for the years ended December 31, 2015 and 2014, respectively.

Products

We currently market and sell Zynex-manufactured products and distribute private labeled products, as indicated below:

Product Name	Description
Zynex Medical Products

NexWave	Dual Channel, multi-modality IFC, TENS, NMES Device

NeuroMove	Electromyography (EMG) triggered Electrical Stimulation Device

InWave	Electrical stimulation for treatment of female urinary incontinence

Private Labeled Products

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products
Zynex Monitoring Solutions Products
Non-Invasive Blood Volume Monitor	Blood Volume Monitor (in development-not released)

Product Uses

Pain Management and Control

Standard electrotherapy is a clinically proven and medically accepted alternative to manage acute and chronic pain. Electrical stimulation has been shown to reduce most types of local pain, such as tennis elbow, neck or lower back pain, arthritis, and others. The devices used to accomplish this are commonly described as the TENS family of devices. Electrotherapy is not known to have any negative side effects, a significant advantage over most pain relief medications. The benefits of electrotherapy can include: pain relief, increased blood flow, reduced edema, prevention of venous thrombosis, increased range-of-motion, prevention of muscle disuse atrophy, and reduced urinary incontinence.

Electrotherapy introduces an electrical current applied through surface electrodes. The electrical current “distorts” a pain signal on its way to the central nervous system and the brain, thus reducing the pain. Additionally, by applying higher levels of electricity, muscles contract and such contraction may assist in the effects mentioned above.

Numerous clinical studies have been published over several decades showing the effectiveness of IFC and TENS for pain relief. Zynex’s primary TENS device, the NexWave has received FDA 510(k) clearance. The NexWave is a digital IFC, TENS and NMES device that delivers pain-alleviating electrotherapy. In addition to our electrotherapy solutions, ZMI during 2014 and 2015 also provided a line of prescription pain creams under its Pharmazy brand, which incorporate two to eight different active pharmaceutical ingredients to alleviate pain in localized areas, resulting in minimal systemic absorption and thus minimal side effects. The pain creams are individualized for each patient’s unique pain symptoms, utilizing the multiple mechanisms of actions of the active pharmaceuticals. These varying pain creams provide pain relief for a wide range of ailments, from inflammatory pain, peripheral neuropathic pain, general pain, headache pain, as well as painful scars. We ceased pharmacy operations during January 2016.

Stroke and Spinal Cord Injury Rehabilitation

Our proprietary NeuroMove product is a Class II medical device that has been cleared by the FDA for stroke and SCI rehabilitation. Stroke and SCI usually affect a survivor’s mobility, functionality, speech, and memory, and the NeuroMove helps the survivor regain movement and functionality.

The NeuroMove product utilizes the relatively new science of “neuroplasticity”, the process by which healthy parts of the brain learn to compensate and assume functions previously carried out by the damaged areas. To accomplish this task, the extraordinarily sensitive NeuroMove technology monitors muscle activity and detects brain signals that indicate, even without any visible movement, the brain’s effort to move a specific muscle or area of the body. Once the effort is detected, the NeuroMove induces actual movement through electrical stimulation, thus providing effective feedback to initiate relearning in the healthy part of the brain.

We believe the NeuroMove product is unique because its built-in microprocessor can recognize low-level attempts by muscles to contract and then “reward” such detection with electrical stimulation. We do not believe there are similar products in the stroke rehabilitation market. Some generic devices are being offered in international markets; however, we do not believe these products provide similar results with respect to stroke rehabilitation. When conscientiously using the NeuroMove product for three to twelve months, studies show that the majority of NeuroMove patients can re-establish the connection between the brain and impaired muscle and thus regain movement and functionality. When movement and functionality are restored, the patient may experience increased mobility, increased productivity, an improved outlook, and a reduced risk of accidents, and may be able to engage in activities they were precluded from before using the NeuroMove.

Our Markets

Zynex Medical (ZMI):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products. Thus, we primarily compete in the home electrotherapy market, with products based on IFC, TENS and NMES devices and consumable supplies. We estimate the annual domestic market for home electrotherapy products at approximately $350 million. Since 2013, we have experienced significant challenges related to health care reform, including the Affordable Care Act. The Affordable Care Act dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare payments to providers, expanding the Medicare program’s use of value-based purchasing programs and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act did not take effect until 2014, certain measures became effective in 2013, and additional government policies designed to reduce the overall cost of the Medicare program through reduced reimbursement and reduced coverage for certain items and services have already become effective. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that health care reform, including the Affordable Care Act, will have on the electrotherapy market. In the market segments in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. The primary competitor in our market is International Rehabilitative Sciences, Inc. d/b/a RS Medical. During the fourth quarter of 2015 EMPI, Inc (a DJO Global, Inc. Company) (Empi), a former competitor, announced the closure of the Empi electrotherapy division. This resulted from the challenging Medicare coverage and reimbursement environment. We do no longer take Medicare prescriptions. In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies. Many of these competitors have greater financial and/or technical resources than we do.

Key characteristics of our electrotherapy market are:

●

Collection cycles of initial payment from insurance carriers can range from 30 days to many months and considerably longer for many attorney, personal injury and worker’s compensation cases. Such delayed payment impacts our cash flow and can slow our growth or strain our liquidity. Collections are also impacted by whether effective billing submissions are made by our billing and collections department to the insurance carriers.

●	Prior to payment, the third party payors often make significant payment “adjustments or discounts.” This can also lead to denials and billing disputes with third party payors.
●

Despite the uncertainty created by health care reform, including the Affordable Care Act, as noted above in 2015, we experienced better reimbursement per order through 2015 compared to earlier years in our history. This has resulted primarily from increased efficiency and effectiveness in our billing department practices. The majority of our revenue is generated by the sale and rental of medical devices and from recurring patient supplies, specifically from our electrotherapy products sold through ZMI. We are reliant on insurance reimbursement. For 2015, approximately 70% of our consolidated net revenue was from commercial insurance carriers.

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. ZMS is currently focusing on developing its blood volume monitor.. We believe our product, once released into the marketplace (of which there can be no guarantee), will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have not yet identified competitors for this product. ZMS has not generated any revenue as its product is still in development.

Zynex NeuroDiagnostics (ZND):

ZND was focused on developing products within the neurosensing marketplace in an effort to diversify our concentration of ZMI electrotherapy revenue. To date, ZND has not generated significant revenue and we are no longer actively pursuing product development of this product line other than continuing the sales of the acquired product line from NeuroDyne in 2012.

Sales and Growth Strategies

To date, ZMI accounts for substantially all of our revenue. In an effort to increase revenue and diversification to become less sensitive to reimbursement changes, we are continually seeking new products that are less impacted by insurance reimbursement to our ZMI sales channel and are pursuing other opportunities, including the Blood Volume Monitor which is still in development.

•

During 2015 and 2014, we entered the compound pharmacy business, which generated $1,126 and $1,114, respectively of revenue. As discussed elsewhere, the pharmacy operations were closed in January 2016.

•

In late November 2015, the electrotherapy industry experienced a significant development when our largest competitor, Empi, announced the closure of their Empi electrotherapy division. Empi previously held a large share of the electrotherapy market with approximately $250 million in annual revenue. We believe this presents a significant opportunity for our existing sales team to capture accounts previously serviced by Empi and an opportunity for recruiting former Empi representatives in new areas where we do not have representation currently. Through February 2016, we have has engaged, both as employees and contractors, 71 former Empi representatives. Our orders have increased from an average of 1,000 during the first 11 months of 2015 to 2,600 and 2,800 during January and February 2016, respectively.

We believe these events and actions will serve to focus and increase our market share in the electrotherapy market and, in the future, diversify our product mix. We also continue to modify and refine our geographic sales channels through experienced sales representatives, representing a mix of Zynex employees, sales contractors and international distributors. As of March 15, 2016 we had approximately180 active field sales representatives. An insignificant amount of our revenue is derived from international sales; however we continue to take steps to penetrate the global medical device marketplace.

Manufacturing and Product Assembly

Our manufacturing and product assembly strategy consists of the following elements:

●	Compliance with relevant legal and regulatory requirements.
●

Use of contract manufacturers as much as possible, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment. Domestically and internationally, there is a large pool of highly qualified contract manufacturers for the type of devices we manufacture.

●	Utilization of in-house final assembly and test capabilities.
●	Development of proprietary software and hardware for all products in house.
●	Testing all units in a real-life, in-house environment to help ensure the highest possible quality, patient safety, and reduce the cost of warranty repairs.

We utilize contract manufacturers (principally located in the United States) to manufacture components for our NexWave and NeuroMove units and for some of our other products; and manufacture / assemble in-house for our NexWave and NeuroMove units. We do not have long term supply agreements with our contract manufacturers, but utilize purchase orders with agreed upon terms for our ongoing needs. We believe there are numerous suppliers that can manufacture our products and provide our required raw materials. Generally, we have been able to obtain adequate supplies of our required raw materials and components. However, the majority of our suppliers at this time require payment in advance and as a result we have limited flexibility in obtaining supplies of our required raw materials and component. We are always evaluating our suppliers for price, quality, delivery time and service. The reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Our significant suppliers as of March 2016 are:

Axelgaard Manufacturing Co., LTD, Fallbrook, CA

ATL Technology, Springville, UT

Staples Advantage, Chicago, IL

Pac-Tec, Division of LaFrance Corporation, Concordville, PA

Western Electronics LLC, Meridian, ID

See Note 12 to the Consolidated Financial Statements regarding our primary supplier of electrotherapy products.

Distribution and Revenue Streams:

To date, substantially all of our revenue is generated through our ZMI subsidiary from our electrotherapy products and, during 2015 and 2014, pain creams. Since our revenues are all pledged to its principal lender to collateralize a loan that is in default, the lender receives the revenues, and to date notwithstanding the default, the lender has allowed us to continue using our c ash collections for operational purposes.

We sell most of our medical devices through direct and independent sales representatives in the United States. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated based on the amount of cash collected from products sold. At times, we place our medical device inventory with certain field sales representatives to more quickly fill orders, which are typically consigned to various medical clinics and physician offices. Currently, the United States has been the market that we have focused on; however, we have established international distributors in Canada, Australia, Russia, China, India, Singapore, Holland, Germany, the United Arab Emirates (UAE), Malaysia, Saudi Arabia, Egypt and Viet Nam. Typically, we sell and ship product directly to our international distributors, who work directly with the ultimate patient or end-user. To date these international customers have not generated significant revenue.

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

A significant portion of our revenue is derived from patients with private health insurance carriers with insurance plans, typically known as HMO or PPO, on behalf of their insureds as well as worker’s compensation agencies. The balance of the revenue is primarily received from attorneys representing injured patients, hospitals, clinics and private-pay individuals. We no longer accept Medicare and Medicaid orders.

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

Intellectual Property

Although we do not own any patents, we believe that our products contain certain proprietary software. We currently have applied for patents for products related to cardiac monitoring within ZMS. In the future, we may seek patents for advances to our existing products and for new products as they are developed. During 2015 and 2014, we incurred approximately $256 and $394, respectively, of research and development expenses. We expect our research and development expenditures will be limited throughout 2016.

We hold registered trademarks for NeuroMove in the U.S. and the European Union. Zynex and Zynex Medical are trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

Regulatory Approval and Process

Federal Drug Association (FDA)

All our ZMI products are classified as Class II (Medium Risk) devices by the FDA, and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is regulated by the FDA, and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, our introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976 or to devices that have been reclassified in accordance with the provisions of the Federal Food, Drug, and Cosmetic Act that do not require approval of a premarket approval application. When the FDA determines that the device is substantially equivalent, the agency issues a “clearance” letter that authorizes marketing of the product. We are also regulated by the FDA’s GMP and QSR (Quality Systems Regulation). We believe that our products have obtained or are good candidates for the requisite FDA clearance or are exempt from the FDA clearance process. In September 2011, Zynex received FDA 510(k) clearance to market the NexWave, our current generation IFC, TENS and NMES device. In August 2012, Zynex received FDA 510(k) clearance to market the InWave, our next generation muscle stimulator for treatment of female incontinence. Failure to comply with FDA requirements could adversely affect us. In January, 2014 the FDA performed an inspection of Zynex Medical. At the end of the inspection a Form 483 was issued listing items that needed to be corrected to be in complete compliance with FDA regulations. In January 2015, the FDA performed a follow up inspection. We are have complied with all requests from the FDA to this point.

Changes in reimbursement for our products may adversely affect us. The Center for Medicare and Medicaid Services (CMS) issued a Decision Memo on June 8, 2012 that eliminated Medicare reimbursement for TENS for any diagnosis code related to chronic low back pain unless the patient was enrolled in a CMS approved clinical trial. This change was implemented in 2013 and eliminated reimbursement for approximately 50% of the Medicare patients we normally served. We no longer take Medicare insurance plans.

International

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

Zynex has received ISO13485: 2012 certification for its compliance with international standards in quality management systems for design, development, manufacturing and distribution of medical devices. This certification is not only important as an assurance that we have the appropriate quality systems in place but is also crucial to our international expansion efforts as many countries require this certification as part of their regulatory approval. The quality management system is audited on an annual basis and we received recertification in October 2015.

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

Employees

As of December 31, 2015, we employed 121 full time employees. We also engage a number of independent commission-only sales contractors.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAVE EXPERIENCED SIGNIFICANT DECLINES IN REVENUE AND INCURRED SIGNIFICANT OPERATING LOSSES FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014, HAVE NEGATIVE WORKING CAPITAL, NEGATIVE SHAREHOLDERS’ EQUITY AND ARE IN DEFAULT OF OUR SECURED LINE OF CREDIT RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Total revenues declined from $21.7 million in 2013 to $11.1 million in 2014 and $11.6 million in 2015. For the same years, we incurred net losses of $7.3 million, $6.2 million and $2.9 million, respectively. In addition, as of December 31, 2015 we had negative working capital of approximately $4.8 million and negative stockholders’ equity of approximately $4.1 million. We are (and since July 2014 have been) in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance on our line of credit at March 22, 2016 was approximately $3.3 million.

Our business plan contemplates organic growth in revenues and through the addition of new products to our sales channel, including development of the Blood Volume Monitor, which could mitigate the decline in sales of our ZMI electrotherapy products since 2013. The factors described above may also negatively affect our ability to find, attract or retain sales personnel or qualified new employees and sales representatives and retain existing employees and sales representatives.

We require additional capital in the form of debt and/or equity to replace the line of credit and to provide additional working capital. Our history of operating losses and negative working capital may make it difficult to raise any new capital and may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees. We can offer no assurance that the bank will continue to forebear on exercising its rights under the loan documents, or that we will be able to acquire a sufficient amount of financing to meet our ongoing needs.

These conditions raise substantial doubt about our ability to continue as a going concern.

WE ARE IN DEFAULT OF THE TERMS OF OUR LINE OF CREDIT AND ARE USING OUR REVENUE STREAM FOR OPERATIONS WITH THE CONSENT OF OUR LENDER

We are (and since July 2014 have been) in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance of our line of credit at March 22, 2016 was $3,346. Although the lender has continued to make advances, there can be no assurance it will continue to do so. If the lender ceases to make advances, we will be unable to finance our business operations and general and administrative expenses, and this will likely result in our inability to continue operations. In addition, we have had to revise and extend the payment terms with many of our key supplier and vendors.  If our key suppliers and vendors, many of whom now require payment in advance of delivery, cease doing business with us, it will have a material adverse effect on our business.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO SUSTAIN OPERATIONS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING

Our ability to sustain operations is dependent on our ability to growth revenue and develop new products. This will require significant capital resources. We need to seek additional capital through the sale of equity or debt securities to fund our business plan. We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our business plan or significantly curtail our operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. Any debt financing would require the approval of Triumph Healthcare Finance (“Triumph” or the “Lender”), which is the Lender under our line of credit.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS INCLUDED AN EXPLANATORY PARAGRAPH WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN IN ITS REPORT ON OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2015

In their report dated March 31, 2016, our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern and stated that our consolidated financial statements for the year ended December 31, 2015 were prepared assuming that we would continue as a going concern. We have incurred significant losses in 2015, 2014 and 2013, and have limited liquidity. In addition, we are in default of our secured line of credit and as a result, if our lender insists upon immediate repayment, we will be insolvent and may be forced to seek protection from our creditors. These factors raise substantial doubt about our ability to continue as a going concern.

CHANGES IN THE HEALTHCARE ENVIRONMENT MAY CONTINUE TO NEGATIVELY IMPACT OUR BUSINESS

Since 2013, we have encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. This significantly contributed to a significant decrease in revenues in 2015 and 2014 compared to revenues reported in prior years. The Affordable Care Act dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare payments to providers, expanding the Medicare program’s use of value-based purchasing programs and instituting certain private health insurance reforms. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced coverage and reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2015 and 2014. This uncertainty has led to a decrease in orders for our products, which has been further exacerbated by departures of members of our external sales force.

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

There are significant estimating risks associated with the amount of revenues, related refund liabilities, accounts receivable and provider discounts that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of coverage, differing provider discount rates and other third party payor issues. Determining applicable primary and secondary coverage for our customers at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with government programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectable from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and pay or retractions typically continue to occur for up to three years and longer after our products are provided. If our estimates of revenues, related refund liabilities, accounts receivable or provider discounts are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results. It could also lead to a restatement of our financial results.

OUR INVENTORY VALUATIONS MAY BE INCORRECT, WHICH MAY RESULT IN INVENTORY WRITE-DOWNS THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We sell most of our medical devices through independent sales representatives and direct sales employees, utilizing a hybrid direct/independent contractor field sales model. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated based on the actual payments received for valid orders obtained from our customers, which consist primarily of patients, health care providers, and dealers. Often times, we place a large amount of our inventory with field sales representatives to more quickly fill orders. A certain amount of such inventory may be retained by the sales representative or placed at doctor’s offices or clinics for extended periods of time prior to its sale. If our inventory valuation is incorrect for any reason it may result in inventory write-downs that would increase costs and have an adverse effect on our results of operations. With the change to our EX Rx Prescription program, whereby orders are verified and shipped from our warehouse, consignment inventory of $1,256 was reserved for and written off during 2015.

THE PATIENT PROTECTION AND ACCOUNTABILITY ACT OF 2010 HAS HAD AN IMPACT ON OUR BUSINESS WHICH MAY BE IN PART BENEFICIAL AND IN PART DETRIMENTAL

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation has had an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payors. This legislation has resulted in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during 2014 and 2013 and the lack of any significant increase in 2015. We are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

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

HOSPITALS AND CLINICIANS MAY NOT BUY, PRESCRIBE OR USE OUR PRODUCTS IN SUFFICIENT NUMBERS, WHICH COULD RESULT IN DECREASED REVENUES AND PROFITS

Hospitals and clinicians may not accept any of our products as effective, reliable, and cost-effective. Factors that could prevent such institutional customer acceptance include:

●	If customers conclude that the costs of these products exceed the cost savings associated with the use of these products;
●	If customers are financially unable to purchase these products;
●	If adverse patient events occur with the use of these products, generating adverse publicity;
●	If we lack adequate resources to provide sufficient education and training to our customers;
●	If frequent product malfunctions occur, leading clinicians to believe that the products are unreliable;
●	Uncertainty regarding or change in government or third party payor reimbursement policies for our products; and
●	If physicians or other health care providers believe that our products will not be reimbursed by insurers or decide to prescribe competing products.

Because our sales are dependent on prescriptions from physicians, if any of these or other factors results in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund operations. We experienced a steep decline in orders for our ZMI products during 2015 and 2014 as compared to prior years, due to a drop in prescriptions, and can make no assurances that demand for our products will not further decline in future periods.

ANY NEW COMPETITOR COULD BE LARGER THAN WE AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM

Many competitors to our products used to have substantially greater financial, technical, marketing, and other resources. Competition could result in our need to reduce prices, fewer orders, reduced gross margins, and loss of market share. Our products are regulated by the FDA. Competitors may develop products that are substantially equivalent to our FDA cleared products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own. If overall demand for our products should decrease it could have a material adverse effect on our operating results. Substantial competition is expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product. These competitors may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products, which could have a material adverse effect on our operating results.

During the fourth quarter of 2015, the electrotherapy industry experienced a significant development when our largest competitor, Empi announced their exit from the electrotherapy market immediately. Empi previously held a large share of the electrotherapy market. We believe this presents a significant growth opportunity for us. Through March 15, 2016, we have recruited over 70 former Empi sales reps, including those in areas where we had no previous representation. During 2016, our orders have been steadily increasing to approximately 2,800 in February 2016 as compared to an average of 1,000 during the first 11 months of 2015. To focus on growth and the potential future positive cash flow, we have committed our limited resources to the new salesforce, the supporting product production and supporting administrative (customer service and billing) personnel.

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

A THIRD-PARTY MANUFACTURER’S INABILITY TO PRODUCE OUR GOODS ON TIME AND TO OUR SPECIFICATIONS COULD RESULT IN LOST REVENUE

Third-party manufacturers assemble and manufacture to our specifications components of the NexWave and NeuroMove and some of our other products. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our revenues. Because of the timing and seriousness of our business, and the medical device industry in particular, the dates on which customers need and require shipments of products from us are critical. Further, because quality is a leading factor when customers, doctors, health insurance providers and distributors accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

IF WE NEED TO REPLACE MANUFACTURERS, OUR EXPENSES COULD INCREASE RESULTING IN SMALLER PROFIT MARGINS

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if we need to replace an existing manufacturer, we may have to expand our third-party manufacturing capacity. We cannot assure that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms, which we have with our manufacturers, either from a production standpoint or a financial standpoint. We enter into a number of purchase order commitments specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively.

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

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer and Founder and beneficial owner of 55.7% of our outstanding stock. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. There is currently no employment agreement with Mr. Sandgaard. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel having experience in our business. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find, attract and retain qualified new employees and sales representatives and retain existing employees and sales representatives.

WE NEED TO MAINTAIN INSURANCE COVERAGE, WHICH COULD BECOME VERY EXPENSIVE OR HAVE LIMITED AVAILABILITY

Our marketing and sale of medical device products and services creates an inherent risk of claims for product liability. As a result, we carry product liability insurance and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured that we have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, if we file liability claims, there is no assurance that our insurance provider will continue to insure us at current levels or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims. In addition, we carry director and officer insurance.

WE DEPEND UPON OBTAINING REGULATORY APPROVAL OF ANY NEW PRODUCTS AND/OR MANUFACTURING OPERATIONS WE DEVELOP AND MAINTAIN APPROVALS OF CURRENT PRODUCTS; FAILURE TO OBTAIN OR MAINTAIN SUCH REGULATORY APPROVALS COULD RESULT IN INCREASED COSTS, LOST REVENUE, PENALTIES AND FINES

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

SUBSTANTIAL COSTS COULD BE INCURRED DEFENDING AGAINST CLAIMS OF INFRINGEMENT

Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe Zynex’s ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

●	Cease selling, incorporating, or using products that incorporate the challenged intellectual property:
●	Obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms, if at all; and
●	Re-design Zynex’s products excluding the infringed intellectual property, which may not be possible.

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

Our President, Chief Executive Officer, Chief Financial Officer, Chairman and sole Director, Thomas Sandgaard, beneficially owns approximately 55.7% of our outstanding common stock as of March 22, 2016. As a result, Mr. Sandgaard has the ability to control substantially all day to day operations of our company and all matters submitted to our stockholders for approval, including:

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

MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING COULD MATERIALLY AND ADVERSELY IMPACT OUR BUSINESS

We are a small company with limited resources and only a single executive officer and director. As of December 31, 2015 we reported material weaknesses in our internal control over financial reporting (ICFR) as we do not currently have an independent audit committee overseeing our internal controls, or an independent member of our Board. In addition, we have a material weaknesses due to a lack of segregation of duties within our accounting and approval process. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. While we are committed to improving our financial controls, our ability to do so is limited as a result of a lack of working capital and other capital resources to do so. If we do not remediate this weakness in the future, in addition to any impact on our stock price, it could also impact our ability to raise capital and could affect adversely our reputation, which collaterally could affect our ability to retain sales personnel and business relationships with insurance companies paying for our products and vendors.

In February 2016, we hired a Chief Operating Officer

When we are financially able to, we intend to consider taking the following actions, subject to the availability of funds: (1) hire a full time Chief Financial Officer, who will also serve as Principal Financial Officer, (2) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake the oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to us), and (3) retain and utilize an outside independent consulting firm to assist us with assessing and testing the effectiveness of our ICFR (when funds and/or additional resources are available to us). We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Sales of significant amounts of shares held by Mr. Sandgaard, or the prospect of these sales, could adversely affect the market price of our common stock. As a resolution in certain issues in his divorce, Mr. Sandgaard recently transferred 250,000 shares of common stock he owned to the former Mrs. Sandgaard, which shares will become tradeable by Ms. Sandgaard after complying with the legal requirements under Rule 144 and other guidance. Mr. Sandgaard’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

OUR EXISTING SHAREHOLDERS COULD EXPERIENCE FURTHER DILUTION IF WE ELECT TO RAISE EQUITY CAPITAL TO MEET OUR LIQUIDITY NEEDS

Due to our current liquidity issues, we have to raise capital in the form of debt and/or equity to meet working capital needs.  Such action will likely require that we issue equity (or debt) securities which would result in dilution to our existing stockholders.  Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so.  If we are successful in raising additional working capital, we may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB (managed by OTC Markets, Inc) Bulletin Board under the symbol “ZYXI”.

The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the last two fiscal years, as reported on the OTCQB. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

PERIOD	HIGH	LOW
Year ended December 31, 2014
First Quarter	$0.51	$0.28
Second Quarter	$0.50	$0.20
Third Quarter	$0.29	$0.14
Fourth Quarter	$0.20	$0.06
Year ended December 31, 2015
First Quarter	$0.22	$0.10
Second Quarter	$0.24	$0.10
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.45	$0.10

As of March 22, 2016, there were 31,271,234 shares of common stock outstanding and approximately 230 record holders of our common stock. There are approximately 1,000 shareholders that hold their shares in “Street Name” with Cede & Co.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 regarding shares of common stock available for issuance under our equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
Equity Compensation Plans Approved by Shareholders (1)	1,056,250	$0.47	—
Equity Compensation Plans not approved by Shareholders	629,000	0.44	—
Total	1,685,250	$0.46	—

(1)

The 2005 Stock Option Plan was approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005. As of December 31, 2014, the 2005 Stock Option Plan expired and no more options can be issued under the 2005 plan.  Persons holding vested options under the 2005 Stock Option Plan continue to hold those options in accordance with the terms of their contractual agreement(s).

Recent Sales of Unregistered Securities

On August 20, 2014 we issued 100,000 shares of its $0.001 par value common stock to Zacks Investment Research Inc., in exchange for services valued at $23,000. There were no cash proceeds. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended. No underwriter was involved in the issuance, and we paid no brokerage commissioner or finders fees.

During the period covered by this annual report on Form 10-K, there were no sales by us of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We currently have six subsidiaries; Zynex Medical, Inc. (ZMI), Zynex Europe, Aps (ZEU), Zynex Monitoring Solutions Inc. (ZMS), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Billing and Consulting, LLC (ZBC) and Pharmazy, Inc (Pharmazy). We operate in one primary business segment through our subsidiary, ZMI, Electrotherapy and Pain Management Products, which represents approximately 99.6% and 96.6% of total net revenue for the years ended December 31, 2015 and 2014, respectively. ZMI dba as Pharmazy, which was closed during January 2016, products represented 9.7% and 10.0% of net revenue for the years ended December 31, 2015 and 2014, respectively. ZBC, which ceased providing services in April 2015, represented approximately .4% and 3.8% of total net revenue for the year ended December 31, 2015 and 1914, respectively. (see Item 1 “Business” for a full description of the subsidiaries).

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Report.

RESULTS OF OPERATIONS (dollars in thousands, except per share )

Summary

Our revenues have decreased by almost 75% from the 2012 calendar year to the 2015 and 2014 calendar years due to a number of reasons discussed below, but primarily as a result of changes from the Affordable Care Act and Medicare’s reimbursement practices.

During the 2013 and 2014, we were not able to reduce expenses significantly to maintain our earlier profit margins and, in fact, incurred significant operating losses and negative cash flows.  As a result, we have negative working capital, inadequate liquidity, are in default under our agreement with our principal lender, and our key vendors now require payment in advance. As a result, our inventory remains at a low level and we have less flexibility in fulfilling orders – which negatively impacts our anticipated revenues.

More significantly, as discussed above and below, our principal creditor has agreed to forbear in any loan default enforcement actions and has allowed us to continue to use our revenues for our business operations through June 30, 2016.  If we are unable to refinance or extend the remainder of the debt ($3.3 million as of March 22, 2016) by June 30, 2016, and unless our principal creditor extends its forbearance (of which there can be no assurance), we may not be able to continue business operations.

Our plans for continuing operations involve maintaining our business operations as best we are able while we are seeking debt or equity financing which will allow us to satisfy our obligations to our principal lender and our vendors.  We believe that we have achieved the necessary business efficiencies to provide for continuing operations if we are able to overcome our liquidity shortage.  While we are exerting every effort to address these short-term issues, there can be no assurance that we will do so.

Background

For the years ended December 31, 2015 and 2014, we reported net losses of $2,911 and $6,199, respectively. As of December 31, 2015 we had no available borrowing under our line of credit (which the lender declared to be in default in July 2014) although, based on an interim agreement with our lender, the lender continues to make additional loans to us based on our cash collections. Our working capital deficit at December 31, 2015 totaled $(4,773) as compared to $(2,352) at December 31, 2014, a decrease in the amount of working capital available to us of $2,421. These losses, limited liquidity and increasing working capital deficit raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our operating plans for 2015 emphasized revenue growth and cash flow; focusing our attention on increasing the number of sales representatives, promoting our EZ Rx Prescription program (see description below), continued improvements to our billing organization and processes and reducing and controlling administrative expenses.

Net revenues are comprised of product and supply sales and rental billings, reduced by estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions and an allowance for uncollectible accounts.

Total net revenue for the year ended December 31, 2015 was $11,641 compared to $11,117 in 2014. This is a significant decline from revenues in 2013 and 2012 of approximately $21.7 million and $39.7 million, respectively. The primary reasons for the decline in revenue were (i) the impact of Medicare and healthcare reform, (ii) a loss of Zynex’s independent sales force to sell transdermal compounded pain cream from competing pharmacies rather than focusing on selling the our Electrotherapy products and,(iii)  in the latter part of 2012, the elimination of Medicare  reimbursement for transcutaneous electrical nerve stimulation (TENS) Electrotherapy products for low-back pain while still covering TENS for other indications. Medicare also continued increasing the paperwork and documentation requirements for reimbursement. As a result, late in 2013 Zynex began declining orders for Medicare and Medicaid patients. Commercial and workers’ compensation insurance plans continue to reimburse at similar levels as in previous years and have not adopted Medicare’s limited coverage.

During the second quarter of 2014, we narrowed our focus to the NexWave, InWave and NeuroMove electrotherapy products and continued to build the sales representative group for our electrotherapy solutions. As a result, during the quarter ended June 30, 2014, we recorded a charge to cost of revenue -noncore inventory write-off in the amount of $2,655 ($2,005 of inventory and $650 of rental units). We continued to narrow our focus during 2015 by closing our billing consulting services in April 2015 and closing our compound pain cream operations in January 2016.

During 2015 and 2014, in an effort to minimize the impact of these challenges, we restructured our internal operations, including manufacturing, billing and customer service; and made reductions in our fixed expenses by cutting our administrative costs by approximately $2,200 and $9,700, respectively, principally through reductions in headcount and facilities rent.

•

Administrative compensation expense decreased from $10,611 in 2013 to $5,872 in 2014 and $4,742 in 2015. Administrative headcount has been reduced from 213 employees at December 31, 2012 and 109 at December 31, 2013, to 74 at December 31, 2014 and 52 at December 31, 2015. During the first 11 months of 2015, we stabilized our expenses associated with administrative employee headcount. We continue to expand our direct and independent sales representative network, all of which are paid on a commission basis.

•

In October 2014, we negotiated a termination agreement for its existing building lease and a new lease agreement with our landlord relating to our headquarters located in Lone Tree, Colorado. Under the terms of the termination agreement, among other things, the existing headquarters building lease terminated on December 31, 2014; we agreed to consolidate our operations into approximately one-third of the total square footage we occupied previously; monthly rental payments were reduced from approximately $129 to $43 for the period from September 1, 2014 through December 31, 2014; and, the terms of the new lease took effect January 1, 2015. The terms of the new lease agreement include, among other things, a term of two years and monthly base rental payments of approximately $49 and, the right for either party to terminate the lease without future liability with six months written notice from the landlord and three months’ notice from us.

In early 2014, ZMI slowly introduced the EZ Rx Prescription program, a new distribution model for dispensing ZMI products to patients.  The program is known to prescribers, as EZ Rx Prescription and has streamlined the way physicians prescribe, patients receive our products, and how ZMI utilizes inventory. Under the program prescriptions are faxed directly to ZMI reducing the requirements on the physician or office staff to spend time with filling out device paperwork and educating patients on how to use the device. After receiving a prescription, ZMI contacts the patient directly to process the necessary paperwork and ships the device directly to the patient. Upon the patient receiving the device, they are taught how to use the device via instructional videos on the ZMI website. The EZ Rx Prescription program ramped up significantly during 2015 whereas it represented over 75% of new orders by December 2015 as compared to 15% at the beginning of the year.  The EZ Rx Prescription program has significantly reduced the number of units consigned to clinics for patient dispensing, thus virtually eliminating the amount of consignment inventory. In addition, the EZ Rx Prescription program provides ZMI more control over the decision to ship a unit to a patient.

During 2014 and 2015, in conjunction with the introduction and ramp up of the EZ Rx Prescribe program, industry conditions driven by health care reforms and the ongoing evaluation of field inventory reserves, the Company has provided significant reserve for field inventory ($916 in 2014 and $655 during the first nine months of 2015). During the fourth quarter of 2015 we wrote off the remaining non-productive field inventory. The Company wrote-off and/or provided a reserve for field inventory during 2015 and 2014 of $1,256 and $916, respectively.

During the fourth quarter of 2015, the electrotherapy industry experienced a significant development when our largest competitor, Empi announced closing their business in the electrotherapy market immediately.  Empi previously held a large share of the electrotherapy market. We believe this presents us a significant growth opportunity. Through March 15, 2016, we have recruited over 70 former Empi sales representatives, including those in areas where we had no previous representation. During 2016, our orders have been steadily increasing to approximately 2,800 in February 2016 as compared to an average of 1,000 in the first 11 months of 2015. To focus on growth and the potential future positive cash flow, we have committed our limited resources to the new salesforce, the supporting product production and supporting administrative (customer service and billing) personnel.

We are not in compliance with the financial covenants under the terms of its line of credit with Triumph Healthcare Finance, a division of TBK Bank, SSB (formerly known as Triumph Community Bank (the “Lender”). In July 2014, the Lender notified us that it would no longer make additional loans under the credit agreement and that it was exercising its default remedies under the credit agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting our bank deposits to apply towards the outstanding obligations.  The Lender agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through June 30, 2016 and continues to make additional loans to us based on our cash collections. We are obligated to decrease the Lender’s outstanding balance by $85 per month. As of March 22, 2016, we had $3,346 of outstanding borrowings under the credit agreement. This reduction in the line of credit primarily results from increased accounts receivable collections, principally from a single insurance carrier. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and continued extension of the forbearance agreement. However, no assurance can be given that the Lender will continue to make such additional loans, or that the parties will agree on a repayment plan acceptable to us.

We are actively seeking additional financing through the issuance of debt or sale of equity. The additional capital is to refinance or replace the line of credit and to provide the additional working capital necessary to continue our business operations. The net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. We are not certain whether any such financing would be available to us on acceptable terms, or at all. In addition, any additional debt would require the approval of the Lender. A significant component of our negative working capital at December 31, 2015 is the amount due under our line of credit and past due accounts payable, all of which is considered a current liability.

In December 2015, the Company entered into a non-binding term sheet with a financial institution to secure a new line of credit, which could replace and expand available borrowings under its current Lender arrangement.  The execution of the term sheet is subject to due diligence, legal documentation and the financial institution’s credit committee approval.  The Company and the financial institution have scheduled the initial due diligence procedures to begin in early April 2016.

Our business plan for 2016 focuses on our effort to attain external financing, the Lender’s continued support, the vendors continued support and attaining positive cash flow from organic growth. The accomplishment of organic growth in revenues and cash flows is dependent on taking advantage of the Empi opportunity to gain market share and the increase the number of sales representatives selling Zynex products, successfully promoting our EZ Rx Prescription program and continued improvements to our billing organization and processes. Our long-term business plan contemplates organic growth in revenues through an increase in the electrotherapy market share and the addition of new products such as the ZMS Blood Volume Monitor.

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

We have and will continue to seek external financing and monitor and control our sales growth, product production needs and administrative costs going forward. We believe that as a result of the growth opportunities coupled with the reduced administrative expenses, the securing of additional capital, the continued support of our Lender, and the continued support of our vendors to work with us on the slow payment of past due bills, that the cash flows from operating activities will be sufficient to fund the our cash requirements through the next twelve months. Management believes that its cash flow projections for 2016 are achievable and that sufficient cash will be generated to meet our currently restrained operating requirements. Such cash is projected to be generated by securing external financing, retaining the continued support of the Lender and vendors, and increasing cash flow from operations generated from organic growth. There is no guarantee that we will be able to meet the requirements of its 2016 cash flow projections or that it will be able to address our working capital shortages; the principal component of which is the negative working capital (principally the line of credit and past due accounts payable which are considered a current liability in their entirety).

There can be no assurance that we will be able to secure additional external financing, the Lender will continue to make loan advances, the vendors will continue to work with slow repayment terms and the sales and cash flow growth are attainable and sustainable. Our dependence on operating cash flows means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenues, cash flows from operations and liquidity, which may force us to curtail its operating plan or impede our growth.

Net Revenue

Net revenues are comprised of sales (product, transdermal pain creams and consumable supplies) and rental billings, reduced by estimated Third-party Payors reimbursement deductions and an allowance for uncollectible amounts. The reserve for contractual adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. Net revenue includes the rental of our transcutaneous electrical nerve stimulation (TENS) products, the sale of our TENS products, consumable supplies and transdermal pain creams and, through the first quarter of 2015, our billing consulting services. As of January 2016, we are no longer offering our transdermal pain creams for sale and they will not form a part of our 2016 revenue base.

Our electrotherapy products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare insurance providers on behalf of patients. Our electrotherapy products may also be purchased by dealers and distributors. If a patient is covered by health insurance, the Third-party Payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. Under certain Third-party Payor contracts, a rental continues until an amount equal to the purchase price is paid then we transfer ownership of the product to the patient and cease rental charges; while other rentals continue during the period of patient use of the equipment. For all patients using our electrotherapy products, we also sell consumable supplies, consisting primarily of surface electrodes and batteries. Revenue for the electrotherapy products is reported net, after adjustments for estimated insurance company reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the health care industry as “contractual adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See Note 2 to the Consolidated Financial Statements for a more complete explanation of our revenue recognition policies.

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

As of December 31, 2015, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Net revenue for the years ended December 31, 2015 and 2014 consisted of the followings:

	2015		2014
Product Rentals	$2,480	21.3%	$2,191	19.7%
Product Sales	2,954	25.4%	2,951	26.6%
Supplies Sales	5,035	43.2%	4,430	39.9%
Pharmazy Sales	1,126	9.7%	1,114	10.0%
Billing Consulting and other	46	0.4%	431	3.8%
	$11,641	100.0%	$11,117	100.0%

Product Rental Revenue for 2015 increased $289 (13.2%) to $2,480 from $2,191 during 2014. The increase in Product Rental Revenue for 2015 reflects the pursuit of additional reimbursements for rental claims which had not previously been billed for the periods of use. During 2015, and principally in the third quarter of 2015, management identified a number of rental patients who were continuing to use our units, but for which rent had not yet been billed to Third-party Payors. This matter was identified during the quarter as part of our internal enhancement and upgrading of the billing department leadership and personnel.  In those situations where Zynex could retroactively bill the insurance carrier, the insurance coverage was re-verified (it had also been verified originally) and the insurance carrier was billed for the appropriate dates of service.  In addition, as a result of the delay in these billings, management has recorded an additional reserve in excess of our historical collection rate against these rental billings. This resulted in additional net rental income recorded during 2015 of approximately $308 which related to related to units that were being rented prior to 2015.  Management determined that the impact to the 2014 financial statements was not significant.

Product Sales Revenue for 2015 and 2014 remained relatively constant at $ $2,954 and $2,951, respectively. Product sales mirrored Patient orders which totaled approximately 13,900 in 2015 as compared to 13,800 in 2014. Supplies Sales Revenue for 2015 increased $605 (13.7%) to $5,035 from $4,430 during 2014. The increase in supply sales reflects the cumulative increase in the number of patients using our Electrotherapy products (both sold and rented devices).

Pharmazy Sales Revenue for 2015 and 2014 remained relatively constant at $1,126 and $1,114, respectively. Although the pharmacy revenues remained constant, in January 2016, we shut down our compound pharmacy business as we struggled with the constantly changing pharmacy insurance reimbursements and to focus on our core (Electrotherapy products) and future (blood volume monitor) business. Thus we will not receive any Pharmazy Sales Revenue in 2016.

Billing Consulting and other revenue includes Billing Consulting revenue of $32 and $407 for the years ended December 31, 2015 and 2014, respectively. In-order to focus on our core Electrotherapy products, we terminated the billing consulting services in the second quarter of 2015. We will also not receive revenue from Billing Consulting Sales in 2016.

Patient orders totaled approximately 13,900 in 2015 as compared to 13,800 in 2014. During 2015, new orders grew quarter over quarter, which reflects the increased sales force and the introduction of our EZ Prescription program implemented to simplify the sales and insurance approval process. During January and February of 2016, patient orders increased to approximately 2,500 and 2,800 respectively, reflecting the opportunity provided by Empi withdrawing from the market in late 2015 (discussed above) and the hiring of additional sales representatives.

Operating Expenses

Cost of Revenue –rental, product and supply for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014
Rental depreciation	$142	$121
Product and supply costs	1,487	1,951
Operations labor and overhead	1,144	1,091
Shipping costs	566	742
Pharmazy costs	342	136
Field inventory write-off	1,256	916
	$4,937	$4,957

The rental depreciation represents the net change in the depreciation of rental assets, which are included in property and equipment.

Product and supply costs decreased $464 (23.8%) for the year ended December 31, 2015 as compared to 2014. The lower costs reflect the tightening of costs and reduced overall per unit costs of current products. Operations labor and overhead, which includes the production department labor and associated overhead (principally rent), increased $53 (4.9%). The increased costs reflect an increase in production compensation, offset by reduced administrative overhead expenses.

Shipping expenses decreased $176 (23.7%) for the year ended December 31, 2015 as compared to 2014. The lower costs reflect better control over shipping.

Pharmazy material costs increased $206 for the year ended December 31, 2015 as compared to 2014. The higher costs reflect a higher cost of materials and, during the fourth quarter of 2015, the write-off of the remaining inventory associated with the close of the pharmacy operations, which totaled $80.

During 2014 and 2015, in conjunction with the introduction and ramp up of the EZ Rx Prescribe program, industry conditions driven by health care reforms and the ongoing evaluation of field inventory shrinkage, management provided significant allowances for shrinkage of field inventory ($916 in 2014 and $655 during the first nine months of 2015). During the fourth quarter of 2015 we wrote off the remaining non-productive field inventory. We wrote-off and/or provided an allowance for shrinkage of field inventory during 2015 and 2014 of $1,256 and $916, respectively.

Cost of revenue - noncore inventory write-off –As a result of the change in our market focus during 2014 to the NexWave, InWave and NeuroMove electrotherapy products and industry conditions driven primarily by health care reform, during the second quarter of 2014 we wrote off $2,005 of noncore inventory. In addition, we wrote-off rental inventory unrelated to those product lines and recorded a charge of $650 in the second quarter of 2014.

Other income (expense) is comprised of interest and other expense.

Interest expense for the years ended December 31, 2015, was $503, compared to $536 for the same period in 2014. The decrease in interest expense is the result of lower average borrowings in the 2015 periods. See Note 8 to the Consolidated Financial Statements.

Other expense of $7 and $47 for the years ended December 31, 2015 and 2014, respectively, resulting primarily from a loss on disposal of assets.

Income Tax Benefit/Expense

We reported an income tax benefit of $57 and $49 (0% effective tax rate) for the years ended December 31, 2015 and 2014, respectively. The benefits resulted from additional refunds related to the carry back of 2013 operating losses in 2014. We have generated an income tax net operating loss (NOL) carryforward of $11.1 million for federal purposes and $19.9 million for state purposes as of December 31, 2015, which is available to offset taxable income in the future.  Based on our decline in business and net loss for 2015 and 2014, we recorded a valuation allowance against our remaining net deferred tax assets as of December 31, 2015, as future utilization of such assets is not more likely than not.

LIQUIDITY AND CAPITAL RESOURCES ( dollars in thousands )

Line of Credit

We have an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with TBK Bank, SSB, a division of Triumph Community Bank (the “Lender”).  The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities.

As of December 31, 2015, we were not in compliance with the financial covenants under the Triumph Agreement. On July 14, 2014, we received notice from the Lender of an event of default under the Triumph Agreement. The notice relates to our default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified us that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting our bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to make additional loans to us based on cash collections. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to us. If the Lender insists upon immediate repayment, we may be forced to seek protection from creditors.

As of December 31, 2015 $4,002 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of December 31, 2015, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement requires monthly interest payments in arrears on the first date of each month. The Triumph Agreement matured on December 19, 2014. Triumph has agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through March 31, 2016, pursuant to the terms of a the December 15, 2015 forbearance agreement.  On March 28, 2016, the Lender agreed to extend the date of forbearance to June 30, 2016. The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. We are obligated to reduce the loan balance by $85 each month. In connection with the agreement entered into on March 28, 2016, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250, in exchange for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock.

Limited Liquidity

As a result of the losses we suffered in the years ended December 31, 2015, 2014 and 2013, the default under our Credit Agreement, and other factors, we have significant working capital deficits of $(4,773) at December 31, 2015 as compared to $(2,352) at December 31, 2014.  As a result of this negative working capital and resulting limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2015.  Our Lender could, in its discretion, cease making additional loans to us based on our cash collections and, at that point we would have no remaining liquidity or ability to pay our debts.

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

Our negative working capital of $4,773 as of December 31, 2015 and limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. For the year ended December 31, 2015, we reported cash provided by operating activities of $341 In addition, we reported a net loss of $2,911 for the same period.  In addition, as noted above, we are not in compliance with the financial covenants under the terms of our line of credit. These conditions raise substantial doubt about our ability to continue as a going concern.

We are actively seeking additional financing through the issuance of debt or sale of equity and monitoring and controlling our sales growth, product production needs and administrative costs going forward. The additional capital is to refinance or replace the line of credit and to provide the additional working capital necessary to continue our business operations. The net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. We are not certain whether any such financing would be available to us on acceptable terms, or at all. In addition, any additional debt would require the approval of the Lender.

In December 2015, the Company entered into a non-binding term sheet with a financial institution to secure a new line of credit, which could replace and expand available borrowings under its current Lender arrangement.  The execution of the term sheet is subject to due diligence, legal documentation and the financial institution’s credit committee approval.  The Company and the financial institution have scheduled the initial due diligence procedures to begin in early April 2016.

We believe that as a result of identified growth opportunities (primarily with respect to the Empi, Inc. closure discussed elsewhere herein) coupled the reduced administrative expenses, the securing of additional capital, the continued support of our Lender, and the continued support of our vendors to work us on the slow payment of past due bills; that our cash flows from operating activities will be sufficient to fund our cash requirements through the next twelve months. There is no guarantee that we will be able to meet the requirements of its 2016 cash flow projection or will be able to address its working capital shortages; the principal component of which is the negative working capital (importantly the line of credit and past due accounts payable which are considered a current liability in their entirety).

Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenues, cash flows from operations and liquidity, which may force us to curtail our operating plan or impede our growth.

Cash provided by operating activities was $341 and $961 for the years ending December 31, 2015 and 2014, respectively. The change in cash from operating activities for the years ended December 31, 2015 and 2014 was primarily the result of the net loss reported for the periods, reductions in accounts payable offset by decreases in accounts receivable, inventory and income tax receivable.

Cash provided by investing activities for the year ended December 31, 2015, was $108 compared to cash provided by investing activities of $10 for 2014. Cash provided by investing activities, primarily represents cash flows relating to the change in inventory held for rental offset by the purchase of equipment.

Cash used by financing activities was $504 for the year ended December 31, 2015, compared with $1,231 for the year ended December 31, 2014. The primary use of cash during these periods was net repayments on the line of credit and payments on capital lease obligations.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2015.

	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Line of credit	$4,002	$4,002	$—	$—	$—
Capital lease obligations (including interest)	325	109	193	23	—
Operating leases	583	583	—	—	—
Total contractual cash obligations	$4,910	$4,694	$193	$23	$—

In October 2014, we negotiated a termination agreement for its existing building lease and a new lease agreement with our landlord relating to our headquarters located in Lone Tree, Colorado. Under the terms of the termination agreement, the existing headquarters building lease terminated on December 31, 2014. The terms of the new lease agreement, which took effect January 1, 2015, include, among other things, a term of two years, and fixed monthly rental payments of approximately $49. We anticipate that for accounting purposes, it will have an annual rental expense of $583 for 2016. The lease contains customary events of default, termination, maintenance, indemnification and other lease terms.

In the fourth quarter of 2012, ZEU entered into an annual rental agreement for a small office/warehouse space (approximately 250 square feet) in Denmark, which can be terminated within 120 days’ notice. Annual rent totals 45,000 Danish kroner (approximately $7 using 2015 year-end exchange rates).

Off – Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no off-balance sheet arrangements or obligations.

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

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for contractual adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, the life of its rented equipment, stock-based compensation, valuation of long-lived assets and income taxes.

Revenue Recognition, Allowance for Contractual Adjustments and Collectability

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists, 2) products have been shipped and title has transferred, or rental services have been rendered, 3) the price of the products or services is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when medical units and supplies are shipped or, for medical units sold from consigned inventory, when it receives notice that the product has been prescribed and delivered to the patient. The Company, prior to recognizing revenue verifies the patient’s insurance coverage or obtained the insurance company preauthorization, when required. Revenue from supplies is recognized upon shipment. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions and, for wholesale customers and patient billings, an allowance for uncollectible accounts. The Third-party Payor reimbursement deductions are known throughout the health care industry as “contractual adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from Third-party Payors. The nature of these receivables within the medical industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by Third-party Payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for contractual adjustments and an allowance for doubtful accounts. Contractual adjustments result from reimbursements from Third-party Payors that are less than amounts claimed and from where the amount claimed by the Company exceeds the Third-party Payors usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance and adjusts it at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with the Third-party Payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. Accordingly, changes to the allowance for contractual adjustments and uncollectible accounts, which are recorded in the income statement as a reduction of revenue, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

Due to the nature of the medical industry and the reimbursement environment in which the Company operates, estimates are required to record net revenues and accounts receivable at their net realizable values (also known as net collectible value). Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

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

However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests. In addition to the allowance for contractual adjustments, the Company records an allowance for uncollectible accounts receivable for wholesale (sales to distributors) sales and certain patient billings. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future.

At December 31, 2015 and 2014, the allowance for uncollectible accounts receivable on commercial and wholesale accounts and patient billings total $1,996 and $936, respectively.

As of December 31, 2015, the Company believes its accounts receivable is reasonably stated at its net realizable / collectible value and has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests.

At December 31, 2015 and 2014, the Company recorded a liability for deferred revenue in the amount of $89 and $112, respectively. Deferred revenue represents amounts paid by Third-party Payors for consumable supplies that were not yet shipped to patients as of that date.

Inventory

Inventory, which primarily represents finished goods, are valued at the lower of cost (average) or market.

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

To fulfill orders faster, the Company prior to 2015 placed a large amount of its inventory with field sales representatives and health care providers (field inventory). This increased the sensitivity of these products to obsolescence and reserve estimates. As this inventory is not in the Company’s possession, management maintained additional reserves for these inventories based on the Company’s aging.

Finished goods at December 31, 2015 and 2014 includes products (finished goods, parts and supplies) held at the Company’s headquarters and, at December 31, 2014, finished goods at different locations by health care providers or other third parties for rental or sale to patients (field inventory). During 2015 the Company ramped up the EZ Rx Prescribe program, whereby the NexWave electrotherapy device is sold by prescription and is shipped from the Company manufacturing facilities. Company sales using the EZ Rx Prescription program represented 15% and 75% of sales during January and December of 2015, respectively. As a result, the Company is no longer holding substantial field inventory at different locations by healthcare or third party providers.

During 2014 and 2015, in conjunction with the introduction and ramp up of the EZ Rx Prescribe program, industry conditions driven by health care reforms and the ongoing evaluation of field inventory, the Company has provided significant allowances for field inventory ($916 in 2014 and $655 during the first nine months of 2015). During the fourth quarter of 2015 wrote off the remaining non-productive field inventory. The Company wrote-off and/or provided an allowance field inventory during 2015 and 2014 of $1,256 and $916, respectively.

In addition, as a result of the change in our market focus during 2014 on the NexWave, InWave and NeuroMove electrotherapy products and industry conditions driven primarily by health care reform, during the second quarter of 2014 the Company wrote off $2,005 of noncore inventory and $650 of rental inventory. These changes had caused a reduction in the Company’s field sales force which negatively impacted its field inventory.

Total gross inventories at December 31, 2015 included $102 of finished goods and $231 of parts and supplies as compared to December 31, 2014, which included $2,364 of finished goods and $488 of parts and supplies. Inventory has been reduced by an allowance for slow moving and obsolete inventory of $28 at December 31, 2015 and $916 as of December 31, 2014.

The Company had $295 of open inventory purchase commitments at December 31, 2015.

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

The Company accounts for uncertain tax positions in accordance with the accounting standard related to income taxes. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31,   2015 and 2014, the Company had accrued unrecognized tax benefits, penalties and interest of $250 and $250, respectively. The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2010 through the current period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report thereon of GHP Horwath, P.C. dated March  31, 2016, are filed as part of this report starting on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We do not have an independent board or audit committee.  Applicable SEC legal requirements do not require us to have an audit committee or independent board members, as such requirements are applicable only to companies listed on stock exchanges, such as NASDAQ or NYSE MKT.

Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our President and Chief Executive Officer, who acts as our principal executive and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, due to the material weaknesses in our internal control over financial reporting, which are described below.

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

Our President and Chief Executive Officer, who also serves as our principal executive and financial officer, conducted an evaluation of the effectiveness of our ICFR based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described below, our President and Chief Executive Officer concluded that our ICFR was not effective as of December 31, 2015, based on those criteria.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiencies that represent material weaknesses as of December 31, 2015:

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

•

We have a material weakness due to lack of segregation of duties. In October 2015, the employment of our Chief Financial Officer, who also served as our Principal Financial Officer, was discontinued. We have engaged an outside consultant to provide Interim Chief Financial Officer services since this time; however, our President and Chief Executive Officer assumed the role of Principal Financial Officer, in addition to that of Principal Executive Officer. This one person is also involved in the processing our banking transactions, has overall supervision and review of all cash disbursements and cash receipts, and has responsibility for the overall accounting and approval process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties.

Notwithstanding the assessment that our ICFR was not effective and that there were a material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, fairly present our financial position, results of our operations and cash flows for the years covered thereby in all material respects.

We are committed to improving our ICFR.  As part of this control improvement, we plan to (1) hire a Chief Financial Officer, who will also serve as Principal Financial Officer, (2) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to the Company), and (3) retain and utilize an outside independent consulting firm to assist us with assessing and testing the effectiveness of our ICFR (when funds and/or additional resources are available to the Company).  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding ICFR due to the permanent exemption from such requirement for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our ICFR during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our ICFR.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs that follow provide information concerning each of our directors and executive officers at March 22, 2016. There was no agreement or understanding between the Company and any director, or executive officer pursuant to whom he was selected as an officer or director.

		Director
Name	Age	Since	Position or Office
Thomas Sandgaard	57	1996	President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer and Chairman
Michael Hartberger	52	n/a	Chief Operating Officer

Thomas Sandgaard founded the Company in 1996 after a successful European-based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard has been our President, CEO and Chairman since 1996.  Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from University of Southern Denmark and an MBA from Copenhagen Business School. Mr. Sandgaard founded the Company’s business in 1996 and has been the president, CEO and chairman of the board since the business was founded. Mr. Sandgaard currently holds, and has not held in the past five years, directorships with any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Qualifications : Mr. Sandgaard founded the Company in 1996 and has served as our CEO for our entire history. Mr. Sandgaard has tremendous knowledge of our products, industry and the history of our Company. Mr. Sandgaard provides the Company and Board with significant strategic vision and strong leadership.

Michael Hartberger joined the Company on February 1, 2016. Mr. Hartberger has more than 25 years’ experience in multiple industries with proven leadership in operations, general management and finance roles from start-up support to M&A and divestitures. Mr. Hartberger worked in various areas of business operations, including business and operations strategy, operations planning, quality systems, cultural change and organizational development. Prior to joining the Company, Mr. Hartberger previously worked as Chief Operating Officer and Chief Financial Officer for Peak 10 Publishing LLC. From 2013 to 2015, Mr. Hartberger worked as the Chief Operating Officer of Summit Container Corporation. Prior to working with Summit Container Corporation, Mr. Hartberger spent 12 years (from 1998 to 2010) with Plantronics, Inc. (NYSE:PLT), in two of their divisions (Clarity and Altec Lansing), he acted as Vice President of Operations, Vice President of Finance/Accounting and Director of Finance, Administration and Operations. From 1990 to 1998, Mr. Hartberger worked at Greentree Investment Corporation, in which he held various senior-level positions, with the last being Vice President/General Manager for one of Greentree Investment Corporation’s portfolio companies. Mr. Hartberger holds a Bachelor of Science degree in Accounting from Clarion University of Pennsylvania and executive studies from Harvard Law, Darden Graduate School of Business, Belmont Graduate School of Business and Slone School of Management (MIT).

Audit Committee

The Company does not have a separately designated Audit Committee. Instead, the entire Board as a whole acts as the Company’s audit committee.  Consequently the Company does not currently have a designated audit committee financial expert.

Director Nominations by Shareholders

We do not have procedures by which a security holder may recommend director nominees to our Board of Directors. We have never held a stockholders’ meeting and do not have plans to hold a meeting in 2016.

Code of Ethics

We have adopted a written code of ethics for each employee, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The code also applies to our agents and representatives, sales representatives and consultants. The code of ethics is posted on our website at www.zynex.com. If we make certain amendments to or waivers of our code of ethics, we intend to satisfy the SEC disclosure requirements by promptly posting the amendment or waiver on our website.

Involvement in Certain Legal Proceedings

During the past ten years, none of the persons serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including:  (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity.  Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Section 16(a) Beneficial Ownership Compliance

As a filer under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “exchange Act”), our executive officers, directors and greater than 10% holders are not subject to the reporting requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Thomas Sandgaard (1)	2015	429,254			13,408	(1)	442.662
Chief Executive Officer	2014	443,781	—	—	33,000	(1)	476,781
Brian Alleman(2)	2015	173,517					173,517
Chief Financial Officer (former)	2014	99,858	47,000	—	—		146,858
Anthony Scalese (3)	2015
Chief Financial Officer (former)	2014	116,430	—	—	13,547	(4)	129,977

(1)

Mr. Sandgaard’s salary includes $14,250 of deferred compensation, which during January 2016, was converted to a 203,571 stock option at a strike price of $.14 per share. We pay for 100% of Mr. Sandgaard’s health and dental insurance. In addition, one company vehicle and two home telephone lines are provided to Mr. Sandgaard at our expense. We have also employ Mr. Sandgaard’s two sons. See Item 13, “Certain relationships and related party transactions.” below.

(2)	Mr. Alleman’s employment as Chief Financial Officer of the Company was discontinued effective October 8, 2015
(3)	Mr. Scalese resigned as Chief Financial Officer effective July 6, 2014.
(4)	We paid for 100% of Mr. Scalese’s health and dental insurance.
(5)

The option awards represent the grant date fair value of stock options granted in accordance with Accounting Standards Codification (ASC) Topic 718. See Note 6 of the Consolidated Financial Statements for additional information.

Named Executive Officer Employment Arrangements and Option Awards

The Company does not have any employment agreements with any Named Executive Officers.

On October 31, 2013, Mr. Sandgaard was granted 285,000 options with a strike price of $0.22, with a vesting contingent on achieving certain financial performance metrics. On January 2, 2016 was granted 203,571 options with a strike price of $0.14. During January 2016, Mr. Sandgaard’s deferred salary of $14,250 was converted to a 203,571 stock option at a strike price of $.14 per share.

On August 8, 2014 Mr. Alleman was granted 350,000 options with a strike price of $0.24 and on November 18. 2014 was granted 10,000 options with strike price of $0.18. Both grants were pursuant to the terms of his initial employment arrangement. In addition, Mr. Alleman was granted a 6 month extension to the normal 30 day right to exercise his vested option subsequent to leaving the Company.

On January 12, 2016 Mr. Hartberger was granted 200,000 options with a strike price of $0.39. The grant was pursuant to the terms of his initial employment arrangement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options for each executive officer named in the Summary Compensation Table as of December 31, 2015:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date
Thomas Sandgaard	95,000	95,000	(2)	$0.22	October 31, 2023
	203,571	203,571	(3)	$0.14	January 2, 2026
Brian Alleman	116,672	233,328	(4)	$0.24	April 8, 2016
	416	9,584	(4)	$0.18	April 8, 2016

(1)	Options vest at a rate of 25% per year, commencing on the grant date.
(2)

On October 31, 2013, Mr. Sandgaard was granted 285,000 options with a strike price of $0.22, with a vesting contingent on achieving certain financial performance metrics. As of December 31, 2015, 190,000 options remain active.

(3)	On January 2, 2016 Mr. Sandgaard was granted 203,571 options with a strike price of $0.14.
(4)	On August 8, 2014 Mr. Alleman was granted 350,000 options with a strike price of $0.24 and on November 18. 2014 was granted 10,000 options with strike price of $0.18.

Director Compensation

During the 2015 fiscal year, the Company’s sole director was also an employee. Therefore, during 2015 the Company did not provide compensation to any non-employee person serving on its Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of our common stock as of March 22, 2016 by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors at March 22, 2016, (iii) our executive officers listed in the Summary Compensation Table above and (iv) all directors and executive officers named as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons. The address of each person listed in the table is 9990 Park Meadows Dr., Lone Tree, CO 80124.

Name	Number of Shares Beneficially Owned	Percent Of Class (2)
Thomas Sandgaard (2)	17,584,571	55.7%
All Directors and Named Executive Officers As a Group (3)	17,701,659	55.9%

(1)	Based on 31,271,234 shares of our common stock outstanding on March 22, 2016.
(2)	Includes 298,571 stock options exercisable within 60 days of March 22, 2016.
(3)	Includes 415,659 stock options exercisable within 60 days of March 22, 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2015 regarding shares of common stock available for issuance under our equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
Equity Compensation Plans Approved by Shareholders (1)	1,056,250	$0.47	—
Equity Compensation Plans not approved by Shareholders	629,000	0.44	—
Total	1,685,250	$0.46	—

(1)

All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005. As of December 31, 2014, the 2005 Stock Option Plan expired, although persons holding vested options under the 2005 Stock Option Plan continue to hold those options in accordance with the terms of their contractual agreement(s).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We employ Mr. Sandgaard’s sons. The following table sets forth the compensation for services rendered in 2015 and 2014:

Name and Principal Position	Year	Salary ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Joachim Sandgaard - Information systems manager	2015	58,457	(2)	—	3,072	(1)	61,529
Martin Sandgaard—Outside sales, marketing support and website/graphic design	2015	17,425		—	6,083	(1)	23,508
	2014	57,470		—	6,800	(1)	64,270

(1)	Includes health and dental insurance provided by the Company
(2)

To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, the Company entered into 3 year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.

Director Independence

Mr. Sandgaard is not an independent director as defined in rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following presents fees for professional services rendered by the our independent registered public accounting firm (GHP Horwath, P.C.) for each of the years ended December 31, 2015 and 2014.

	GHP Horwath, P.C.
	2015	2014
Audit Fees	$111,200	$146,000
Audit Related Fees (1)		1,500
Tax Fees	—	—
All Other Fees	—	—
Total	$111,200	$147,500

(1)	This fee is related to the audit of our 401(k) plan.

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

10.12	Amendment No. 1 To Forbearance Agreement dated March 27, 2015. (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on March 31, 2015)

10.13	Amendment No. 2 To Forbearance Agreement dated June 30, 2015. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on August 14, 2015)

10.14	Amendment No. 3 To Forbearance Agreement dated September 30, 2015. (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 17, 2015)

10.15	Amendment No. 4 To Forbearance Agreement dated December 15, 2015. (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 31, 2015)

10.16*	Amendment No.5 To Forbearance Agreement dated March 28, 2016

11.1	Employment Offer Letter to Michael Hartberger dated January 9, 2016

Exhibit Number	Description

21*	Subsidiaries of the Company

23*	Consent of GHP Horwath, P.C.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: March 31, 2016	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President Chief Executive Officer, Principal Executive Officer, Chief Financial Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 31, 2016	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer and Principal Financial Officer,

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Zynex, Inc.

We have audited the accompanying consolidated balance sheets of Zynex, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows and stockholders’ (deficit) equity for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred significant losses in 2015 and 2014, and has limited liquidity.  In addition, the Company is in default of its secured line of credit and as a result, if its lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from its creditors. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado

March 31, 2016

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$8	$63
Accounts receivable, net	2,426	3,189
Inventory, net	305	1,935
Prepaid expenses	27	250
Income tax receivable	—	268
Total current assets	2,766	5,705
Property and equipment, net	801	1,276
Deposits	55	2
Intangible assets, net	74	131
Total assets	$3,696	$7,114
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Line of credit	$4,002	$4,442
Current portion of capital leases	109	78
Accounts payable	2,477	2,544
Deferred revenue	89	112
Income taxes payable	79	79
Accrued payroll and payroll taxes	484	342
Other accrued liabilities	299	460
Total current liabilities	7,539	8,057
Capitalized leases, less current portion	216	311
Warranty liability	12	13
Total liabilities	7,767	8,381
Stockholders’ (Deficit) Equity:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,271,234 shares issued and outstanding	31	31
Paid-in capital	5,832	5,702
Accumulated deficit	(9,845)	(6,934)
Total Zynex, Inc. stockholders’ deficit	(3,982)	(1,201)
Non-controlling interest	(89)	(66)
Total Stockholders’ deficit	(4,071)	(1,267)
	$3,696	$7,114

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEARS ENDED DECEMBER 31,

	2015	2014
Net revenue:
Rental	$2,480	$2,191
Product and supply	7,989	7,381
Pharmacy and other	1,172	1,545
	11,641	11,117
Operating Expenses
Cost of revenue – rental, product and supply	(4,937)	(4,957)
Cost of revenue – noncore inventory write-off	—	(2,655)
Selling, general and administrative expenses	(9,185)	(11,397)
Net gain on lease termination	—	2,195
Loss from operations	(2,481)	(5,697)
Other income (expense):
Interest expense	(503)	(536)
Other income (expense)	(7)	(47)
	(510)	(583)
Loss before income taxes	(2,991)	(6,280)
Income tax benefit	57	49
Net loss	(2,934)	(6,231)
Plus: Net loss – non-controlling interest	23	32
Net loss – attributable to Zynex, Inc.	$(2,911)	$(6,199)
Net loss per share – attributable to Zynex, Inc.:
Basic	$(0.09)	$(0.20)
Diluted	$(0.09)	$(0.20)
Weighted average number of common shares outstanding:
Basic	31,271,234	31,207,672
Diluted	31,271,234	31,207,672

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31,

	2015	2014
Cash flows from operating activities:
Net loss	$(2,934)	$(6,231)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	367	613
Noncore inventory write-off	—	2,005
Write-off rental units	—	650
Net gain on lease termination	—	(2,195)
Provision for losses on accounts receivable	1,040	1,406
Amortization of intangible assets	57	47
Amortization of financing fees	—	48
Issuance of common stock for services	—	23
Provision for obsolete inventory	28	(580)
Deferred rent	—	391
Employee stock-based compensation expense	130	93
Changes in operating assets and liabilities:
Accounts receivable	(277)	2,436
Inventory	1,602	1,642
Prepaid expenses	223	96
Income tax receivable	268	625
Deposits and other current assets	(53)	122
Deferred revenue	(23)	112
Accounts payable	(67)	(199)
Accrued liabilities	(20)	(126)
Income taxes payable	—	(17)
Net cash provided by operating activities	341	961
Cash flows from investing activities:
Net disposals (purchases) of equipment	9	(272)
Change in inventory used for rental	99	285
Payments on contingent consideration	—	(3)
Net cash provided by investing activities	108	10
Cash flows from financing activities:
Net repayments on line of credit	(440)	(1,378)
Proceeds from notes payable and capital leases	—	207
Payments on notes payable and capital lease obligations	(64)	(60)
Net cash used in financing activities	(504)	(1,231)
Net decrease in cash	(55)	(260)
Cash at the beginning of the period	63	323
Cash at the end of the period	$8	$63
Supplemental cash flow information:
Interest paid	$503	$536
Income taxes paid (including interest and penalties)	—	—
Supplemental disclosure of non-cash investing and financing activities:
Deposit used to purchase leasehold improvements	$—	$311

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
January 1, 2014	31,171,234	$31	$5,586	$(735)	$(34)	$4,848
Shares issued for services	100,000		23			23
Employee stock-based compensation expense	—	—	93	—	—	93
Net loss	—	—	—	(6,199)	(32)	(6,231)
December 31, 2014	31,271,234	31	5,702	(6,934)	(66)	(1,267)
Employee stock-based compensation expense	—	—	130	—	—	130
Net loss	—	—	—	(2,911)	(23)	(2,934)
December 31, 2015	31,271,234	$31	$5,832	$(9,845)	$(89)	$(4,071)

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

(1) ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENT’S PLANS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Lone Tree, Colorado.  The Company operates in one primary business segment, Electrotherapy and Pain Management Products.  As of December 31, 2015, the Company’s active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation), Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation) and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

During 2015 and 2014 revenues earned by ZMI totaled 99.6% and 96.2%, respectively. The ZMI dba Pharmazy operations represented 9.7% and 10.0% of revenues during 2015 and 2014, respectively.

The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

Nature of Business

ZMI designs, manufactures and markets U.S. Food and Drug Administration (FDA) cleared medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZEU was formed in 2012 to conduct international sales and marketing for Company products. ZEU produced minimal revenues during 2015 and 2014. In addition, ZMI dba Pharmazy, which sold compound transdermal pain cream, began operations in early 2014 and was closed in January 2016.

ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring, the products of which are under development. The Company is currently developing a blood volume monitoring device. ZMS produced no revenues during 2015 or 2014.

ZND was formed in 2011 to market electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide. In 2014, the Company decided to no longer focus on selling this product line (no significant revenue was generated during 2015 or 2014). ZBC was formed in 2012 to provide medical billing and consulting services. The Company stopped offering billing and consulting services in April 2015. No significant revenue was generated in 2015 and 2014.

In 2015 and 2014, the Company generated substantially all of its revenue in North America from sales and rentals of its products to patients, dealers and health care providers.

Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the years ended December 31, 2015 and 2014, the Company reported net losses of $2,911 and $6,199, respectively. As of December 31, 2015 the Company had no available borrowing under its line of credit although, based on an interim agreement with the bank, the lender continues to make additional loans to the Company based on the Company’s cash collections. The Company’s working capital deficit at December 31, 2015 totaled $(4,773) as compared to ($2,352) at December 31, 2014, an increase of $ 2,421. In addition, the Company is in default of its secured line of credit and as a result, if its lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from its creditors. These losses, limited liquidity and increasing working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s operating plans for 2015 emphasized revenue growth and cash flow; focusing its attention on increasing the number of sales representatives, promoting its EZ Rx Prescription program (see description below), continued improvements to its billing organization and processes and reducing and controlling its administrative expenses.

Total net revenue for the year ended December 31, 2015 was $11,641 compared to $11,117 in 2014. This is a significant decline from revenues in 2013 and 2012 of approximately $21.7 million and $39.7 million, respectively. The primary reasons for the decline in

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

revenue were (i) the impact of Medicare and healthcare reform, (ii) a loss of Zynex’s independent sales force to sell transdermal compounded pain cream from competing pharmacies rather than focusing on selling the Company’s Electrotherapy products and (iii) in the latter part of 2012, the elimination of Medicare reimbursement for transcutaneous electrical nerve stimulation (TENS) Electrotherapy products for low-back pain while still covering TENS for other indications. Medicare also continued increasing the requirements for paperwork and documentation in connection with reimbursement requests. As a result, late in 2013 Zynex began declining orders for Medicare and Medicaid patients. Commercial and workers’ compensation insurance plans continue to reimburse at similar levels as in previous years and have not adopted Medicare’s limited coverage.

During the second quarter of 2014, the Company narrowed its focus to the NexWave, InWave and NeuroMove electrotherapy products and continued to build the sales representative group for its TENS solutions. The Company continued to narrow its focus during 2015 by closing its billing consulting services in April 2015 and closing its compound pain cream operations in January 2016.

During 2015 and throughout 2014, in an effort to minimize the impact of these challenges, the Company restructured its internal operations, including manufacturing, billing and customer service; and made reductions in its fixed expenses by cutting its administrative costs by approximately $2,200 and $9,700, respectively, principally through reductions in headcount and facilities rent.

During the fourth quarter of 2015, the electrotherapy industry experienced a significant development when the Company’s largest competitor (DJO/Empi) announced the closure of their Empi electrotherapy division. Empi previously held a large share of the electrotherapy market. Management believes this presents a significant growth opportunity for the Company. The Company has recruited over many former Empi sales representatives, including those in areas where we had no previous representation. In addition, during 2016, Company orders have been steadily increasing as compared to 2015. To focus on growth and the potential for future positive cash flow, the Company has committed its limited resources to the new salesforce, including the supporting product production and supporting administrative (customer service and billing) personnel.

The Company is not in compliance with the financial covenants under the terms of its line of credit with TBK Bank, SSB (the “Lender”).  In July 2014, the Lender notified the Company that it would no longer make additional loans under the credit agreement and that it was exercising its default remedies under the credit agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting the Company’s bank deposits to apply towards the outstanding obligations.  The Lender agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through June 30, 2016 and continues to make additional loans to the Company based on the Company’s cash collections. The Company is obligated to decrease the Lender’s outstanding balance by $85 per month. As of March 22, 2016, the Company had $3,346 of outstanding borrowings under the credit agreement. This reduction in the line of credit primarily results from increased accounts receivable collections, principally from a single insurance carrier. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and continued extension of the forbearance agreement. However, no assurance can be given that the Lender will continue to make such additional loans, or that the parties will agree on a repayment plan acceptable to the Company.

The Company is actively seeking additional financing through the issuance of debt or sale of equity. The additional capital is to refinance or replace the line of credit and to provide the additional working capital necessary to continue the Company’s business operations. The net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. The Company is not certain whether any such financing would be available to the Company on acceptable terms, or at all. In addition, any additional debt would require the approval of the Lender. A significant component of our negative working capital at December 31, 2015 is the amount due under our line of credit and past due accounts payable, all of which is considered a current liability.

In December 2015, the Company entered into a non-binding term sheet with a financial institution to secure a new line of credit, which could replace and expand available borrowings under its current Lender arrangement.  The execution of the term sheet is subject to due diligence, legal documentation and the financial institution’s credit committee approval.  The Company and the financial institution have scheduled the initial due diligence procedures to begin in early April 2016.

The Company’s business plan for 2016 focuses on the Company’s effort to attain external financing, the Lender’s continued support, the vendors continued support and attaining positive cash flow from organic growth. The accomplishment of organic growth in revenues and cash flows is dependent on taking advantage of the Empi opportunity and the increased number of sales representatives, using its EZ Rx Prescription program and continued improvements to its billing organization and processes. The Company’s long-term business plan contemplates organic growth in revenues through an increase in the electrotherapy market share and the addition of new products such as the ZMS Blood Volume Monitor.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

The Company has and will continue to seek external financing and monitor and control its sales growth, product production needs and administrative costs going forward. If the Company continues to increase its revenue while controlling its administrative costs, the Company may return to profitability in future years. The Company believes that as a result of the growth opportunities coupled the reduced administrative expenses, the securing of additional capital, the continued support of our Lender, and the continued support of our vendors to work with Company on the slow payment of past due bills; that the Company’s cash flows from operating activities will be sufficient to fund the Company’s cash requirements through the next twelve months. Management believes that its cash flow projections for 2016 are achievable and that sufficient cash will be generated to meet the Company’s currently restrained operating requirements. Such cash is projected to be generated by securing external financing, retaining the continued support of the Lender and vendors, and increasing cash flow from operations generated from organic growth. There is no guarantee that the Company will be able to meet the requirements of its 2016 cash flow projections or that it will be able to address its working capital shortages; the principal component of which is the negative working capital (principally the line of credit and past due accounts payable which are considered a current liability in their entirety).

There can be no assurance that the Company will be able to secure additional external financing, the Lender will continue to make loan advances, the vendors will continue to work with slow repayment terms, and the sales and cash flow growth are attainable and sustainable. The Company’s dependence on operating cash flows means that risks involved in the Company’s business can significantly affect the Company’s liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect the Company’s projected revenues, cash flows from operations and liquidity, which may force the Company to curtail its operating plan or impede the Company’ growth.

(2) SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest in the equity of a subsidiary is accounted for and reported as stockholders’ (deficit) equity. Non-controlling interest represents the 20% ownership in the Company’s majority-owned (but currently inactive) subsidiary, ZBC.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for contractual adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, the life of its rented equipment, stock-based compensation, valuation of long-lived assets and income taxes.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

Revenue Recognition, Allowance for Contractual Adjustments and Collectability

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists, 2) products have been shipped and title has transferred, or rental services have been rendered, 3) the price of the products or services is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when medical units and supplies are shipped or, for medical units sold from consigned inventory, when it receives notice that the product has been prescribed and delivered to the patient. The Company, prior to recognizing revenue verifies the patient’s insurance coverage or obtained the insurance company preauthorization, when required. Revenue from supplies is recognized upon shipment. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions and, for wholesale customers and patient billings, an allowance for uncollectible accounts. The Third-party Payor reimbursement deductions are known throughout the health care industry as “contractual adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from Third-party Payors. The nature of these receivables within the medical industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by Third-party Payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for contractual adjustments and an allowance for doubtful accounts. Contractual adjustments result from reimbursements from Third-party Payors that are less than amounts claimed and from where the amount claimed by the Company exceeds the Third-party Payors usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance and adjusts it at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with the Third-party Payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. Accordingly, changes to the allowance for contractual adjustments and uncollectible accounts, which are recorded in the income statement as a reduction of revenue, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

Due to the nature of the medical industry and the reimbursement environment in which the Company operates, estimates are required to record net revenues and accounts receivable at their net realizable values (also known as net collectible value). Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products or services from payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests. In addition to the allowance for contractual adjustments, the Company records an allowance for uncollectible accounts receivable for wholesale (sales to distributors) sales and certain patient billings. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future.

At December 31, 2015 and 2014, the allowance for uncollectible accounts receivable on commercial and wholesale accounts and patient billings total $1,996 and $936, respectively.

As of December 31, 2015, the Company believes its accounts receivable is reasonably stated at its net realizable / collectible value and has an adequate allowance for contractual adjustments relating to all known insurance disputes and refund requests.

At December 31, 2015 and 2014, the Company recorded a liability for deferred revenue in the amount of $89 and $112, respectively. Deferred revenue represents amounts paid by Third-party Payors for consumable supplies that were not yet shipped to patients as of that date.

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2015, include cash, accounts receivable, accounts payable and income taxes, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at December 31, 2015, also include the line of credit and capitalized leases, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

Inventory

Inventory, which primarily represents finished goods, are valued at the lower of cost (average) or market.

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

To fulfill orders faster, the Company prior to 2015 placed a large amount of its inventory with field sales representatives and health care providers (field inventory). This increased the sensitivity of these products to reserve estimates. As this inventory is not in the Company’s possession, management maintained additional reserves for these inventories based on the Company’s aging. Finished goods at December 31, 2015 and 2014 includes products (finished goods, parts and supplies) held at the Company’s headquarters and, at December 31, 2014, finished goods at different locations by health care providers or other third parties for rental or sale to patients (field inventory). During 2015 the Company ramped up the EZ Rx Prescribe program, whereby the NexWave electrotherapy device is sold by prescription and is shipped from the Company manufacturing facilities. Company sales using the EZ Rx Prescription program represented 15% and 75% of sales during January and December of 2015, respectively. As a result, the Company is no longer holding substantial field inventory at different locations by healthcare or third party providers.

During 2014 and 2015, in conjunction with the introduction and ramp up of the EZ Rx Prescribe program, industry conditions driven by health care reforms and the ongoing evaluation of field inventory reserves, the Company has provided significant allowances for field inventory ($916 in 2014 and $655 during the first nine months of 2015). During the fourth quarter of 2015 the Company wrote off the remaining non-productive field inventory. The Company wrote-off and/or provided an allowance for field inventory during 2015 and 2014 of $1,256 and $916, respectively. These amounts are included within cost of revenue – rental, product and supply within the consolidated statements of operations.

In addition, as a result of the change in Company’s market focus during 2014 on the NexWave, InWave and NeuroMove electrotherapy products and industry conditions driven primarily by health care reform, the Company during the second quarter of

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

2014 wrote off $2,005 of noncore inventory. These changes had caused a reduction in the Company’s field sales force which negatively impacted its field inventory.

Total gross inventories at December 31, 2015 included $102 of finished goods and $231 of parts and supplies as compared to December 31, 2014, which included $2,364 of finished goods and $488 of parts and supplies. Inventory has been reduced by an allowance for slow moving and obsolete inventory of $28 at December 31, 2015 and $916 as of December 31, 2014.

The Company had $295 of open inventory purchase commitments at December 31, 2015.

Property and Equipment

Property and equipment are stated at cost. Products being rented are placed in property and equipment and depreciated over their estimated useful life. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting net gains or losses are included in the results of operations. Depreciation is computed using the straight-line method over the useful life of the asset. As rental inventory contributes directly to the revenue generating process, the Company classifies the depreciation of rental inventory in cost of revenue. As a result of the Company’s change in product focus discussed above, the Company recorded a charge to cost of revenue – noncore inventory write-off of $ 650 in the second quarter of 2014.

Repairs and maintenance costs are charged to expense as incurred.

Intangible Assets – Capitalized Software

Intangible assets include capitalized software. The Company capitalizes software development costs incurred during the application development stage related to new software or major enhancements to the functionality of existing software that is developed solely to meet the entity’s internal operational needs and when no substantive plans exist or are being developed to market the software externally. Costs capitalized include external direct costs of materials and services and internal payroll and payroll-related costs. Any costs during the preliminary project stage or related to training or maintenance is expensed as incurred. Capitalization ceases when the software project is substantially complete and ready for its intended use. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.  When the projects are ready for their intended use, the Company amortizes such costs over their estimated useful lives of five years. Intangible assets with estimable lives are amortized in a pattern consistent with the asset’s identifiable cash flows or using a straight- line method over their remaining estimated benefit periods if the pattern of cash flows is not estimable. The Company reviews the carrying value of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If the carrying amount of the assets exceeds the undiscounted cash flows the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

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

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2015 and 2014 was approximately $ 78 and $47, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

Research and Development

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2015 and 2014 was approximately $ 256 and $394, respectively. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.

Income Taxes

The provision for income taxes includes taxes payable or refundable for the current period and the deferred tax consequences of transactions that have been recognized in the Company’s consolidated financial statements or income tax returns. Temporary differences result primarily from basis differences in property and equipment, accounts receivable, inventory and accrued expenses. The carrying value of deferred tax assets is determined based on an evaluation of whether the Company is more likely than not to realize the assets. A valuation allowance is established, when considered necessary, to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for uncertain tax positions in accordance with the accounting standard related to income taxes. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31,   2015 and 2014, the Company had uncertain tax benefits, penalties and interest of $250 and $250, respectively. The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2010 through the current period.

Foreign Currency Transactions

Foreign currency transaction gains and losses are included in other income (expense) in the accompanying consolidated statements of operations. Foreign currency transaction gains for the years ended December 31, 2015 and 2014 were insignificant.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or cash flows.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

(3) PROPERTY AND EQUIPMENT

Cost, accumulated depreciation, and the related estimated useful lives of property and equipment as of December 31, 2015 and 2014 are as follows:

	2015	2014	Useful lives
Office furniture and equipment	$911	$917	3-7 years
Rental inventory	1,216	1,314	5 years
Vehicles	76	76	5 years
Leasehold improvements	104	104	2-6 years
Assembly equipment	125	125	7 years
	2,432	2,536
Less accumulated depreciation	(1,631)	(1,260)
	$801	$1,276

Depreciation expense recorded on property and equipment for 2015 and 2014 totaled $ 367 and $613, respectively of which $142 and $121, respectively of rental inventory depreciation was included in cost of revenues.

(4) INTANGIBLE ASSETS

At December 31, 2015 and 2014, intangible assets consist of the following

	Amortization
	Life Years	2015	2014
Software and development costs	5	$325	$325
Less: accumulated amortization		(251)	(194)
Total intangible assets, net		$74	$131

The software and development costs are amortized over 5 years. Amortization expense totaled $57 and $47 for 2015 and 2014, respectively.

(5) LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method. The effects of potential common stock equivalents, related to outstanding options for the years ended December 31, 2015 and 2014, totaling 1,685,250 and 1,841,769, respectively, have not been included in the computation of diluted net earnings (loss) per share because the impact of the potential shares would decrease the earnings (loss) per share. For the years ended December 31, 2015 and 2014 there were no dilutive common stock equivalents.

The calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
BASIC
Net loss attributable to common stockholders	$(2,911)	$(6,199)
Weighted average shares outstanding—basic	31,271,234	31,207,672
Net loss per share—basic	$(0.09)	$(0.20)
DILUTED
Net loss attributable to common stockholders	$(2,911)	$(6,199)
Weighted average shares outstanding—basic	31,271,234	31,207,672
Dilutive securities	—	—
Weighted average shares outstanding, diluted	31,271,234	31,207,672
Net loss per share, diluted	$(0.09)	$(0.20)

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

(6) STOCK-BASED COMPENSATION PLANS

The Company previously reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). The Option Plan expired as of December 31, 2014. Vesting provisions are determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant. Since the Option Plan expired, the options granted in 2015 have not been approved by the Company’s shareholders and were issued as non-qualified stock options.

For the years ended December 31, 2015 and 2014, the Company recorded compensation expense related to stock options of $130 and $ 93, respectively. Stock-based compensation recorded in the accompanying consolidated statement of operations for the years ended December 31, 2015 and 2014, included none and $ 8, respectively, in cost of goods sold and $130 and $ 85, respectively, in selling, general and administrative expenses.

During the years ended December 31, 2015 and 2014, the Company granted options to purchase up to 629,000 and 518,750 shares of common stock, respectively, to employees at a weighted average exercise that ranged from $0.17 to $0.45 per share in 2015 and $0.18 to $0.26 per share in 2014. The 2015 grants were issued as non-qualified stock options.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the years ended December 31, 2015 and 2014:

	2015	2014
Weighted average expected term	4.71 years	6.25 years
Weighted average volatility	132%	121%
Weighted average risk-free interest rate	1.25%	1.67%
Dividend yield	0%	0%

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

Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The average forfeiture rate for the years ended December 31, 2015 and 2014 was 44% and 40%, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

A summary of stock option activity under the Option Plan for the years ended December 31, 2015 and 2014 are presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,469,716	$0.57
Granted	518,750	$0.25
Exercised	—
Forfeited	(1,146,697)	$0.45
Outstanding at December 31, 2014	1,841,769	$0.59	7.2 Years	$—
Exercisable at December 31, 2014	895,829	$0.93	5.5 Years	$—

Outstanding at January 1, 2015	1,841,769	$0.59
Granted	629,000	$0.43
Exercised	—
Forfeited	(785,519)	$0.74
Outstanding at December 31, 2015	1,685,250	$0.46	6.8 Years	$—
Exercisable at December 31, 2015	1,013,095	$0.55	6.2 Years	$—

A summary of status of the Company’s non-vested share awards as of and for the years ended December 31, 2015 and 2014 are presented below:

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	945,940	$0.29
Granted	629,000	$0.43
Vested	(619,052)	$0.40
Forfeited	(283,733)	$0.74
Non-vested at December 31, 2015	672,155	$0.31

As of December 31, 2015, the Company had approximately $ 94 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of approximately three years.

(7) INCOME TAXES

Income tax (benefit) expense consists of the following for the years ended December 31, 2015 and 2014:

	2015	2014
Current tax (benefit) expense:
Federal	$(57)	$(49)
State	—	—
Penalties and interest	—	—
	(57)	(49)
Deferred tax (benefit) expense:
Federal	(992)	(1,994)
State	(68)	(131)
Valuation allowance	1,060	2,125
	—	—
	$(57)	$(49)

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

A reconciliation of income tax computed at the U.S. statutory rate of 34% to the effective income tax rate is as follows:

	2015	2014
Statutory rate	(34)%	(34)%
State taxes	(3)	(2)
Permanent differences and other	2	2
Change in valuation allowance	35	34
Effective rate	0%	0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2015 and 2014 are as follows:

	2015	2014
Current deferred tax assets (liabilities):
Accrued expenses	$22	$114
Accounts receivable	730	1,185
Inventory	32	1,603
Prepaid expenses	—	(90)
Stock based compensation	23	23
Other	9	9
	816	2,844
Less: Valuation allowance	(816)	(2,844)
Net current deferred tax assets	$—	$—
Long-term deferred tax assets (liabilities):
Amortization	$115	$125
Property and equipment	(293)	(553)
Tax credits and NOL carryforward	4,482	1,644
Net long-term deferred tax liabilities	4,304	1,216
Less: valuation allowance	(4,304)	(1,216)
Net deferred tax assets	$—	$—

The Company has generated a net operating loss carryforward (NOL) for federal income tax purposes of approximately $11,100 as of December 31, 2015, which is available to offset taxable income in the future at various dates through 2035. The Company also has available NOL carryforwards of approximately $19,900 for state purposes, which expire at various dates ranging from five to seven years.

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. This accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. This accounting standard requires additional disclosures. The recognition of uncertain tax benefits are not expected to have a material impact on the Company’s effective tax rate or results of operations. These uncertain tax benefits relate primarily to taxes potentially due in state where the Company has nexus, but has not yet filed tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Uncertain tax benefits at the beginning of the period	$250	$194
Gross increases for State income tax liabilities		56
Uncertain tax benefits at the end of the period	$250	$250

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

(8) LINE OF CREDIT

The Company has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with Triumph Healthcare Finance, a division of TBK Bank, SSB (formerly known as Triumph Community Bank (the “Lender”). The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. The Company has not been in compliance with the financial covenants under the Triumph Agreement since July 2014.

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

As of December 31, 2015 $4,002 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of December 31, 2015, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement requires monthly interest payments in arrears on the first date of each month. The Triumph Agreement matured on December 19, 2014. Triumph has agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through March 31, 2016, pursuant to the terms of a the December 15, 2015 forbearance agreement. On March 28, 2016, the Lender agreed to extend the date of forbearance to June 30, 2016. The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. The Company is obligated to reduce the loan balance $85 each month. In connection with the agreement entered into on March 28, 2016, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250, in exchange for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock.

(9)  CAPITAL LEASES AND OTHER OBLIGATIONS

On October 31, 2014, the Company entered into a Lease Termination Agreement (“LTA”) and new Lease Agreement (“LA”) with its landlord relating to the Company’s headquarters location in Lone Tree, Colorado, under which the Company reduced the amount of space leased at its headquarters. The following is a summary of the key terms of the LTA:

•	Monthly rental payments were adjusted to $43 from September 1, 2014 through December 31, 2014;
•	The Company vacated the unleased portion of the property on or before December 31, 2014;
•	The existing lease terminated as of December 31, 2014;
•	The Company surrendered to the Landlord substantially all of the furniture and fixtures and leasehold improvements in the portion of the building vacated at no cost to the landlord; and
•	Effective upon termination of the existing lease (December 31, 2014), all amounts due to the landlord for deferred rent and any other charges were forgiven.

The following is a summary of the key terms of the new LA:

•	The term of the LA is two years commencing on January 1, 2015 and to end, unless sooner terminated, on December 31, 2016;
•	Fixed rental payments of $49 per month; and
•

The Company and landlord shall each have the right to terminate the lease at any time, without liability to the other, with six months prior written notice to the Company and three months written notice to the Landlord.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

As a result of the above agreements, during the fourth quarter of 2014, the Company recorded a gain of $2,195, reflecting the forgiveness of the liability for deferred rent of $2,845, which was partially offset by the write-off of certain office furniture and fixtures, and leasehold improvements amounting to $650 which were surrendered to the landlord.

The Company also leases certain equipment under capital leases which expire on various dates through 2018.  Imputed interest rates on the leases range from approximately 5% to 10%. At December 31, 2015 and 2014, the total recorded cost of assets under capital leases was $461 for both years and the accumulated depreciation related to these assets totaled $195 and $105, respectively.

As of December 31, 2015, future minimum lease payments under non-cancelable notes payable, operating and capital leases are as follows:

	Capital Leases	Operating Leases
2016	$109	$583
2017	114
2018	79	—
2019	23	—
Thereafter	—	—
Total future minimum lease payments	325	$583
Less current portion	(109)
Notes payable and other obligations	$216

Rent expense under all operating leases for 2015 and 2014 was approximately $598 and $1,158, respectively.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis include contingent consideration which as of December 31, 2015 and 2014 totaled none and $4. The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date. Contingent payments of $4 and $3 were made during the years ended December 31, 2015 and 2014, respectively.

Changes in the fair value of these obligations are recorded as income or expense within the line item “Other income (expense)” in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is also included in the line item “Other income (expense)” in the Company’s consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes in the fair value of the Level 3 liabilities for the year ended December 31, 2015, were not significant.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2015 AND 2014

(12) CONCENTRATIONS

The Company sourced approximately 42% and 21% of components for its electrotherapy products from one vendor during the years ended December 31, 2015 and 2014, respectively. Management believes that its relationships with suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons, which has caused many of its vendors to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at December 31, 2015 and 2014 that made up approximately 5% and 10%, respectively, of the net accounts receivable balance.

(13) RETIREMENT PLAN

The Company has adopted a retirement plan with a 401(k) deferred compensation provision effective July 1, 2012. Substantially all full-time employees are eligible to participate in the 401(k) plan as long as they are at least 18 years of age and have completed at least three months of employment. The 401(k) plan provides for contributions by the Company at management’s discretion. The Company made no contributions to this plan in 2015 or 2014.

(14) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(15)  RELATED PARTY TRANSACTIONS

The Company employs Mr. Martin Sandgaard and Mr. Joachim Sandgaard, both sons of Thomas Sandgaard. Compensation for 2015 and 2014 totaled $75 and $57, respectively. To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into 3 year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.

Accrued liabilities as of December 31, 2015 include a net payable to Thomas Sandgaard of $23.

(16) SEGMENT REPORTING

At December 31, 2015, the Company determined that it has one reporting segment, the Electrotherapy and Pain Management segment, which includes the ZMI electrotherapy units and compound pain creams operations that accounted for 99% and 96% of total net revenue for the year ended December 31, 2015 and 2014, respectively. The determination was made based on the fact that the products are marketed through the same sales representatives and to the same medical providers whether the provider writes a prescription for an electrotherapy device or compound pain cream. The revenue generated from the sale of other products and services is not significant.