Form 10-Q
period 2016-06-30
ZYNEX INC
filed 2016-08-23
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 15, 2016
Common Stock, par value $0.001	31,271,234

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$29	$8
Accounts receivable, net	3,237	2,426
Inventory, net	164	305
Prepaid expenses	123	27
Total current assets	3,553	2,766
Property and equipment, net	611	801
Deposits	55	55
Intangible assets, net	54	74
Total assets	$4,273	$3,696
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Line of credit	$3,284	$4,002
Current portion of capital leases	109	109
Accounts payable	2,947	2,477
Deferred revenue	370	89
Income taxes payable	79	79
Accrued payroll and payroll taxes	765	484
Deferred insurance reimbursement	880	-
Accrued expenses	214	299
Total current liabilities	8,648	7,539
Capitalized leases, less current portion	181	216
Warranty liability	12	12
Total liabilities	8,841	7,767
Stockholders’ Deficit:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding		-
Common stock, $.001 par value, 100,000,000 shares authorized, 31,271,234 shares issued and outstanding	31	31
Paid-in capital	6,006	5,832
Accumulated deficit	(10,516)	(9,845)
Total Zynex, Inc. stockholders’ deficit	(4,479)	(3,982)
Non-controlling interest	(89)	(89)
Total stockholders’ deficit	(4,568)	(4,071)
Total liabilities and stockholders’ deficit	$4,273	$3,696

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue:
Rental	$823	$517	$1,902	$844
Sales	2,463	2,556	4,861	5,412
	3,286	3,073	6,763	6,256
Operating expenses:
Cost of revenue – rental, product & supply	941	1,166	1,924	2,411

Selling, general and administrative expense	2,495	2,270	5,339	4,980
Income (loss) from operations	(150)	(363)	(500)	(1,135)
Other income (expense):
Interest expense	(77)	(138)	(172)	(270)

Total other income (expense)	(77)	(138)	(172)	(270)
Loss before income taxes	(227)	(501)	(672)	(1,405)
Income tax benefit	—	—	—	—
Net loss	(227)	(501)	(672)	(1,405)
Plus: Net loss – noncontrolling interest		8		16
Net loss – attributable to Zynex, Inc.	$(227)	$(493)	$(672)	$(1,389)
Net loss per share – attributable to Zynex, Inc.:
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted - average number of common shares outstanding:
Basic	31,271,234	31,271,234	31,271,234	31,271,234
Diluted	31,271,234	31,271,234	31,271,234	31,271,234

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
January 1, 2016	31,271,234	$31	$5,832	$(9,845)	$(89)	$(4,071)
Employee stock-based compensation expense			159			159
Service provider warrant expense			15			15
Net loss				(672)		(672)
June 30, 2016	31,271,234	$31	$6,006	$(10,516)	$(89)	$(4,568)

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$769	$(194)
Cash flows from investing activities:
Change in inventory used for rental	6	73
Net cash provided by investing activities	6	73
Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(718)	178
Payments on capital leases and other obligations	(36)	(33)
Net cash (used in) provided by financing activities	(754)	145
Net increase in cash	21	24
Cash at the beginning of the period	8	63
Cash at the end of the period	$29	$87
Supplemental cash flow information:
Interest paid	$172	$258
Income taxes paid (including interest and penalties)	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(1) ORGANIZATION, NATURE OF BUSINESS AND UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Lone Tree, Colorado. The Company operates in one primary business segment, Electrotherapy and Pain Management Products. As of December 31, 2015, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), produced minimal revenues during 2015 and 2016 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) is developing a blood volume monitoring device, but it is not yet developed or ready for market and, as a result, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2016 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(2) BACKGROUND AND MANAGEMENT’S PLANS

Background

For the years ended December 31, 2015 and 2014, the Company reported net losses of $2,911 and $6,199, respectively. As of June 30, 2016, the Company had no available borrowing under its line of credit although, based on an interim agreement with the Company’s senior secured lender, the lender continues to make additional loans to the Company based on the Company’s cash collections. The Company’s working capital deficit at June 30, 2016 totaled ($5,095) as compared to ($4,773) at December 31, 2015. In addition, the Company remains in default of its secured line of credit and as a result, if its lender insists upon immediate repayment, the Company will be unable to do so and may be forced to seek protection from its creditors. The Company has not been in compliance with the financial covenants under the agreement with its primary lender since July 2014. The Company’s assets, both at December 31, 2015 and at June 30, 2016, are significantly less than the Company’s liabilities, and the Company is dependent on its banking relationship to be able to pay its obligations as they become due.

The Company’s losses, lack of liquidity, and increasing working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although the Company’s revenues increased during the three months and six months ended June 30, 2016 as compared to the same periods in the prior year, the Company has not recovered from the significant revenue decreases in total net revenue for the years ended December 31, 2015 and 2014 (approximately $11.6 million and $11.1 million, respectively) as compared to 2013 and 2012 (approximately $21.7 million and $39.7 million, respectively). The primary reasons for the decline in revenue were (i) the impact of Medicare and healthcare reform, (ii) a loss of Zynex’s independent sales force to sell transdermal compounded pain cream from competing pharmacies rather than focusing on selling the Company’s Electrotherapy products and (iii) in the latter part of 2012, the elimination of Medicare reimbursement for transcutaneous electrical nerve stimulation (TENS) Electrotherapy products for low-back pain while still covering TENS for other indications. Medicare also continued increasing the requirements for paperwork and documentation in connection with reimbursement requests. As a result, late in 2013 Zynex began declining orders for Medicare and Medicaid patients. Commercial and workers’ compensation insurance plans continue to reimburse at similar levels as in previous years and have not adopted Medicare’s limited coverage.

During 2015 and throughout 2014, in an effort to minimize the impact of the challenges discussed above, the Company restructured its internal operations, including manufacturing, billing and customer service; and made reductions in its fixed expenses by cutting its administrative costs by approximately $2.2 million and $9.7 million, respectively, principally through reductions in headcount and facilities rent. In addition, the Company during the second quarter of 2014 narrowed its focus to the NexWave, InWave and NeuroMove electrotherapy products and continued to build the sales representative group for its electrotherapy solutions. The Company continued to narrow this focus by closing its billing consulting services in April 2015 and closing its compound pain cream operations in January 2016. The Company is continuing to address cost of revenues and overhead expenses in 2016 and as a result has improved the Company’s operating performance for the three and six months ended June 30, 2016 (being net losses of $(227) and $(672) respectively) as compared to the same periods of the prior year (being net losses of $(493) and $(1,389) respectively).

During the fourth quarter of 2015, the electrotherapy industry experienced a significant development when the Company’s largest competitor (DJO/Empi) announced the closure of their Empi electrotherapy division. Empi previously held a large share of the electrotherapy market. Management believes this presents a significant growth opportunity for the Company. The Company has recruited many former Empi sales representatives, including those in areas where it had no previous representation. In addition, during 2016, Company orders have been steadily increasing as compared to 2015. To focus on growth and the potential for future positive cash flow, the Company has committed its limited resources to the new salesforce, including the supporting product production and supporting administrative (customer service and billing) personnel.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Management’s Plans

The Company’s business plan for the remainder of 2016 focuses on the Company’s effort to attain external financing, retaining the Lender’s continued support, maintaining the continued support of the Company’s vendors on the slow payment of past due invoices, and pursuing organic growth in our electrotherapy and pain management products with a goal of attaining positive cash flow. The accomplishment of organic growth in revenues and cash flows is dependent on taking advantage of the Empi opportunity, increasing the number of sales representatives, promoting the EZ Rx Prescribe program (described further below) and continuing improvements to the Company’s billing organization and processes. The Company’s long-term business plan contemplates organic growth in revenues through an increase in the electrotherapy market share and the addition of new products such as the ZMS Blood Volume Monitor, which is currently under development.

The Company is actively seeking additional financing through the issuance of debt or sale of equity. The additional capital is to refinance or replace the line of credit and to provide the additional working capital necessary to continue the Company’s business operations. The net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. The Company is not certain whether any such financing would be available to the Company on acceptable terms, or at all. Any additional debt would require the approval of the Lender. A significant component of our negative working capital at June 30, 2016 is the amount due under our line of credit and past due accounts payable, all of which is considered a current liability.

In addition to seeking external financing, the Company has and will continue to monitor and control its sales growth, product production needs and administrative costs going forward. If the Company continues to increase its revenue while controlling its administrative costs, the Company may return to profitability in future periods. The Company believes that as a result of potential growth opportunities coupled with reduced administrative expenses, the securing of additional capital, the continued support of its Lender, and the continued support of vendors to work with the Company on the slow payment of past due bills; that the Company’s cash flows from operating activities will be sufficient to fund the Company’s cash requirements through the next twelve months. Management believes that its cash flow projections for 2016 are achievable and that sufficient cash will be generated to meet the Company’s currently restrained operating requirements. Such cash is projected to be generated by securing external financing, retaining the continued support of the Lender and vendors, and increasing cash flow from operations generated from organic growth. There is no guarantee that the Company will be able to meet the requirements of its 2016 cash flow projections or that it will be able to address its working capital shortages; the principal component of which is the negative working capital.

There can be no assurance that the Company will be able to secure additional external financing, the Lender will continue to make loan advances, the vendors will continue to work with slow repayment terms, and the sales and cash flow growth are attainable and sustainable. The Company’s dependence on operating cash flows means that risks involved in the Company’s business can significantly affect the Company’s liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect the Company’s projected revenues, and cash flows from operations and liquidity, which may force the Company to curtail its operating plan or impede the Company’ growth.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(3) PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2016 and December 31, 2015, consist of the following:

	June 30, 2016	December 31, 2015	Useful lives
	(UNAUDITED)
Office furniture and equipment	$913	$911	3-7 years
Rental inventory	1,209	1,216	5 years
Vehicles	76	76	5 years
Leasehold improvements	104	104	2-6 years
Assembly equipment	125	125	7 years
	2,427	2,432
Less accumulated depreciation	(1,816)	(1,631)
	$611	$801

(4) LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method. For the three and six months ended June 30, 2016 and 2015, the potential common stock equivalents totaled 2,488,250 and 1,267,500, respectively, and were excluded from the dilutive loss per share calculation as their impacts were antidilutive.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

In the six months ended June 30, 2016 and 2015, the Company recorded compensation expense related to stock options of $159 and $15, respectively. Stock-based compensation recorded in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2016 and 2015, included $0 and $2, respectively, in cost of revenue and $159 and $13, respectively, in selling, general and administrative expenses.

During the six months ended June 30, 2016, the Company granted options to purchase up to 754,000 shares of common stock to employees at a weighted average exercise of $0.27 per share. The 2016 grants were issued as non-qualified stock options.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the three months ended June 30, 2016:

2016
Weighted average expected term	6.25 years
Weighted average volatility	122.61%
Weighted average risk-free interest rate	1.54%
Dividend yield	0%

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(5) STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under all equity compensation plans for the six months ended June 30, 2016, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,685,250	$0.46
Granted	754,000	$0.27
Exercised	-
Forfeited	(1,000)	$0.43
Outstanding at June 30, 2016	2,438,250	$0.41	7.37 years	$-
Exercisable at June 30, 2016	1,469,599	$0.47	6.37 years	$-

A summary of status of the Company’s non-vested share awards as of and for the six months ended June 30, 2016, is presented below:

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	672,155	$0.31
Granted	754,000	$0.27
Vested	(456,504)	$0.27
Forfeited	(1,000)	$0.43
Non-vested at June 30, 2016	968,651	$0.30

As of June 30, 2016, the Company had approximately $304 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of approximately 5 years.

(6) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 0% for both the three and six months ended June 30, 2016 and 2015, respectively, as the realization of any deferred tax assets is not more likely than not. The Company paid no income taxes during the three and six months ended June 30, 2016 and 2015.

(7) LINE OF CREDIT

The Company has an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with Triumph Healthcare Finance, a division of TBK Bank, SSB, formerly known as Triumph Community Bank, (the “Lender”). The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities. The Company has not been in compliance with the financial covenants under the Triumph Agreement since July 2014.

On July 14, 2014, the Company received notice from the Lender of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to make additional loans to the Company based on cash collections. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company may be forced to seek protection from creditors.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

As of June 30, 2016, $3,284 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of June 30, 2016, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement requires monthly interest payments in arrears on the first day of each month. The Triumph Agreement matured on December 19, 2014. Triumph has agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through September 30, 2016, pursuant to the terms of the June 30, 2016 forbearance agreement. The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. The Company is obligated to reduce the loan balance by $85 each month. In connection with the agreement entered into on March 28, 2016, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250, in exchange for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock

The Company used the Black Scholes option pricing model to determine the fair value of the stock warrant, using the following assumptions:

Contractual term	5.0 years
Volatility	122.44%
Risk-free interest rate	1.00%
Dividend yield	1.44%

During the six months ended June 30, 2016, the Company recorded bank fee expense related to this stock warrant of $15.

(8) DEFERRED INSURANCE REIMBURSEMENT

During the first quarter of 2016, the Company collected $880 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for contractual adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880 insurance reimbursement as a deferred insurance liability. However, the Company is disputing the refund request and has initiated an internal audit of the reimbursement to determine that the original sales arrangement was properly executed, the products had been shipped and title was transferred (or rental services were rendered), the price of the products or services and the reimbursement rate is fixed and determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company will record the appropriate amount as net revenue when such internal audit is complete and the Company’s claim to the amount is reasonably assured.

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

The Company also leases certain equipment under capital leases which expire on various dates through 2018. Imputed interest rates on the leases range from approximately 5% to 10%. At June 30, 2016, the total recorded cost of assets under capital leases was approximately $461. Accumulated depreciation related to these assets totals approximately $264.

(10) CONCENTRATIONS

The Company sourced approximately 35% and 40% of components for its electrotherapy products from one vendor during the six months ended June 30, 2016 and 2015, respectively. Management believes that its relationships with suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons, which has caused many of its vendors to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at June 30, 2016 and December 31, 2015, that made up approximately15% and 5%, respectively, of the net accounts receivable balance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the Company’s difficulty in paying its debts as they become due, the need for additional capital in order to grow our business, our ability to avoid insolvency and engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2015.

These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2015 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission.

General

We operate in one primary business segment, Electrotherapy and Pain Management Products. We only have a single active subsidiary: Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation). Another subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), produced nominal revenues during 2015 and 2016 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) is developing a blood volume monitoring device, but it is not yet developed or ready for market and, as a result, ZMS has achieved no revenues to date. Our inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. Our compound pharmacy, which operated as a division of ZMI dba as Pharmazy, was closed in January 2016. None of our inactive subsidiaries are expected to product revenue for the Company in the foreseeable future.

RESULTS OF OPERATIONS (dollars in thousands, except per share data)

Summary

For the six months ended June 30, 2016, net loss was $(672) as compared to a net loss of $(1,389) for the six months ended June 30, 2015. This reflects increased net revenue and decreased cost of revenue offset by increased selling, general and administrative expense; all of which will be discussed below. This amount does not reflect receipt of $880 from a single insurance company which has been classified as a deferred insurance liability on our balance sheet. We will record the appropriate amount as revenue when an internal audit is complete and our claim to the amount is reasonably assured. See Note 8 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further discussion of the classification of the $880 as a deferred insurance reimbursement.

Background

For the years ended December 31, 2015, 2014 and 2013, we reported net losses of $(2.9) million, $(6.2) million and $(7.3) million, respectively. As of June 30, 2016 we had a working capital deficit of $(5,096) as compared to $(4,773) at December 31, 2015 and had no available borrowing under our line of credit (which the lender declared to be in default in July 2014). Our losses have continued into the first six months of 2016, and are expected to continue through the entirety of 2016 and into 2017. Based on an interim agreement with our lender, the lender continues to make additional loans to us based on our cash collections. Our historical losses, limited liquidity and continuing working capital deficit, and our expectations for the continuation of losses, limited liquidity, and working capital deficits through 2016 and beyond raise substantial doubt about our ability to continue as a going concern unless we can raise and deploy to operations (not repayment of debt) a significant amount of investment capital in the near future. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating plans moving forward through 2016 emphasize revenue growth and cash flow; focusing our attention on increasing the number of sales representatives, promoting our EZ Rx Prescribe program (see description below), continued improvements to our billing organization and processes and reducing and controlling administrative expenses.

Total net revenue for the six months ended June 30, 2016 was $6,763 compared to $6,256 for the six months ended June 30, 2015. Although net revenues improved in the first half of 2016 as compared to the same period of 2015, this continues to be a significant decrease, when annualized as compared to revenues in 2013 and 2012 of approximately $21.7 million and $39.7 million, respectively. The primary reasons for the decline in revenue were (i) the impact of Medicare and healthcare reform, (ii) a loss of Zynex’s independent sales force to sell transdermal compounded pain cream from competing pharmacies rather than focusing on selling our Electrotherapy products and, (iii) in the latter part of 2012, the elimination of Medicare reimbursement for transcutaneous electrical nerve stimulation (TENS) Electrotherapy products for low-back pain while still covering TENS for other indications. Medicare also continued increasing the paperwork and documentation requirements for reimbursement. As a result, late in 2013 Zynex began declining orders for Medicare and Medicaid patients. Commercial and workers’ compensation insurance plans continue to reimburse at similar levels as in previous years and have not adopted Medicare’s limited coverage.

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

In early 2014, ZMI slowly introduced the EZ Rx Prescribe program, a new distribution model for dispensing ZMI products to patients. The program is known to prescribers, as EZ Rx Prescribe and has streamlined the way physicians prescribe and patients receive our products, and how ZMI utilizes inventory. Under the program prescriptions are faxed directly to ZMI reducing the requirements on the physician or office staff to spend time with filling out device paperwork and educating patients on how to use the device. After receiving a prescription, ZMI contacts the patient directly to process the necessary paperwork and ships the device directly to the patient. Upon the patient receiving the device, they are taught how to use the device via instructional videos on the ZMI website. The EZ Rx Prescribe program ramped up significantly during 2015, resulting in the fact that it represented over 75% of new orders by December 2015. The EZ Rx Prescribe program has also significantly reduced the number of units consigned to clinics for patient dispensing, thus virtually eliminating the amount of consignment inventory. In addition, the EZ Rx Prescribe program provides ZMI more control over the decision whether to ship a unit to a patient.

During 2014 and 2015, in conjunction with the introduction and ramp up of the EZ Rx Prescribe program, industry conditions driven by health care reforms and the ongoing evaluation of field inventory reserves, we provided significant reserve for field inventory ($916 in 2014 and $655 during the first nine months of 2015). During the fourth quarter of 2015, the Company wrote off the remaining non-productive field inventory. The Company wrote-off and/or provided a reserve for field inventory during 2015 and 2014 of $1,256 and $916, respectively. During the six months ended June 30, 2016 and 2015, the Company provided a reserve for field inventory of $0 and $235, respectively. Going forward, the Company expects to hold a minimal amount of inventory in the field.

During the fourth quarter of 2015, the electrotherapy industry experienced a significant development when our largest competitor, Empi announced closing their business in the electrotherapy market immediately. Empi previously held a large share of the electrotherapy market. We believe this presents us a significant growth opportunity. Through June 30, 2016, we have recruited and retained over 70 former Empi sales representatives, including those in geographic areas where we had no previous representation. During 2016, our electrotherapy product orders have averaged 2,600 per month as compared to an average of 990 per month in the first 6 months of 2015. To focus on growth and the potential future positive cash flow from the electrotherapy products, we have committed our limited resources to the new salesforce and the supporting product production and supporting administrative (customer service and billing) personnel.

We continue to make progress on the development (through ZMS) of the Blood Volume Monitor, a noninvasive device that monitors a patient’s fluid level during surgery and recovery. The device is intended to alert the doctors or nurses in real time that a patient is losing fluid (blood). We filed our complete application for clearance with the FDA during the third quarter of 2015, received and responded to comments in October 2015, received updated comments in May 2016 and are preparing our answers to the FDA. In addition, we are continuing to collect data from certain international test sites and hospitals.

As discussed herein, we are not in compliance with the financial covenants under the terms of our line of credit with Triumph Healthcare Finance, a division of TBK Bank, SSB (formerly known as Triumph Community Bank (the “Lender”) and we have not been in compliance since July 2014. In July 2014, the Lender notified us that it would no longer make additional loans under the credit agreement and that it was exercising its default remedies under the credit agreement. The Lender agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through June 30, 2016 and continues to make additional loans to us based on our cash collections. We are obligated to decrease the Lender’s outstanding balance by $85 per month. As of July 29, 2016, we had $3,194 of outstanding borrowings under the credit agreement, as compared to $3,284 at June 30, 2016 and $4,002 as of December 31, 2015. This reduction in the line of credit from December 31, 2015 primarily results from increased accounts receivable collections, principally from a single insurance carrier. Refer to Note 8 to the unaudited condensed consolidated financial statements for further information regarding the payment received from this single insurance carrier. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and continued extension of the forbearance agreement. However, no assurance can be given that the Lender will continue to make such additional loans, or that the parties will agree on a repayment plan acceptable to us.

We are actively seeking additional financing through the issuance of debt or equity, but we cannot offer any assurance that we will be able to do so, or if we are able to reach an agreement for a debt or equity investor, that it will be accomplished on reasonable commercial terms. The additional capital is to pay-down in part, refinance or replace the line of credit and to provide the additional working capital necessary to continue our business operations. The net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. We are not certain whether any such financing would be available to us on acceptable terms, or at all. In addition, any additional debt would require the approval of the Lender. A significant component of our negative working capital at June 30, 2016 is the amount due under our line of credit and past due accounts payable, all of which is considered a current liability.

Our business plan for the remainder of 2016 focuses on our effort to attain external debt or equity financing, the Lender’s continued support, maintaining vendors continued support on the payment of past due invoices for products and services and maintaining positive cash flow from operations from organic growth. The accomplishment of organic growth in revenues and cash flows is dependent on taking advantage of the Empi opportunity to gain market share and the resulting increase in the number of sales representatives selling Zynex products, successfully promoting our EZ Rx Prescribe program and continued improvements to our billing organization and processes. Our long-term business plan contemplates organic growth in revenues through an increase in the electrotherapy market share and the addition of new products such as the ZMS Blood Volume Monitor, which is still under development.

There can be no assurance that we will be able to secure additional external financing or, if obtained, that it will be sufficient for our needs. We can also offer no assurance that the Lender will continue to make loan advances, the vendors will continue to work with slow repayment terms and the sales and cash flow growth are attainable and sustainable. Our dependence on operating cash flows means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenues, cash flows from operations and liquidity, which may force us to curtail our operating plan or impede our growth.

Net Revenue

Net revenues are comprised of (i) sales (which includes sales of our TENS products, consumable supplies, and transdermal pain creams, and, through the first quarter of 2015, our billing consulting services) and (ii) rental billings of our TENS Products, reduced by estimated Third-party Payors reimbursement deductions and an allowance for uncollectible amounts. The reserve for contractual adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. During January 2016, we ceased our transdermal pain creams for sale and they will not form a significant part of our 2016 revenue base.

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

As of June 30, 2016, we believe we have an adequate allowance for contractual adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Net revenue for the six months ended June 30, 2016 and 2015 consisted of the following:

	2016		2015
Product Rentals	$1,902	25.1%	$844	13.5%
Product Sales	2,751	40.7%	1,524	24.4%
Supplies Sales	2,080	30.8%	2,899	46.3%
Pharmazy Sales*	19	0.3%	953	15.2%
Other	11	0.2%	37	0.6%
	$6,763	100.0%	$6,257	100.0%

 *           Discontinued in January, 2016.

Net revenue for three month ending June 30, 2016 was $3,286 compared to $3,073 for three months ending June 30, 2015. Net revenue for the six months ending June 30, 2016 increased $506 (8%) to $6,763 as compared to $6,257 in for the six months ended June 30, 2015. The increase reflects an increase in patient orders (approximately 15,357 in 2016 as compared to approximately 5,937 for the same period in 2015) resulting from our expansion into the market upon Empi exiting the market, and the related increase in the number of our sales representatives, offset by the decrease in Pharmacy revenue ($19 for the six months ended June 30, 2016 as compared to $953 for the six months ended June 30, 2015) and an increase in deferred revenue ($370 at June 30, 2016 as compared to $89 at December 31, 2015).

Deferred revenue represents amounts paid by Third-party Payors for consumable supplies that were not yet shipped to patients as of that date. The increase in deferred revenue is principally due to delays in shipping supplies to patients, which resulted from a lack of available supply inventory as a result of cash constraints.

•	Product Rental Revenue for the six months ended June 30, 2016 increased to $1,902 from $844 for the same period in 2015. The increase in Product Rental Revenue for 2016 reflects the cumulative increase in the number of patients using our Electrotherapy products, and the increase in the number of patient orders in 2016.

•	Product Sales Revenue for the six months ended June 30, 2016 increased to $2,751 from $1,524 for the same period in 2015. The increase in Product Sales Revenue for 2016 reflects the increase in the number of patient orders in 2016.

•	Supplies Sales Revenue for the six months ended June 30, 2016 decreased to $2,080 from $2,899 for the same period in 2015. The decrease in Supplies Revenue for 2016 reflects the cumulative increase in the number of patients using our Electrotherapy products (both sold and rented devices), offset by the deferred revenue ($370) and changes in the allowance for contractual adjustments.

Pharmazy Sales Revenue for 2016 declined to $19 from $953 during 2015. We shut down our compound pharmacy business in January 2016 as we struggled with the constantly changing pharmacy insurance reimbursements and to focus on our core (Electrotherapy products) and future (blood volume monitor) business.

Other revenue includes billing consulting revenue totaling $0 and $32 for the six months ended June 30, 2016 and 2015, respectively. In order to focus on our core Electrotherapy products, we terminated the billing consulting services in the second quarter of 2015.

Operating Expenses

Cost of Revenue – rental, product and supply for the six months ended June 30, 2016 and 2015 consisted of the following:

	2016	2015
Rental depreciation	$112	$54
Product and supply costs	869	1,073
Operations labor and overhead	621	549
Shipping costs	308	321
Pharmazy costs	14	210
Field inventory write-off	0	204
	$1,924	$2,411

Total Cost of Revenue was $941 for three months ended June 30, 2016 compared to $1,166 June 30, 2015. Total Cost of Revenue was $1,924 for six months ended June 30, 2016 compared to $2,411 June 30, 2015.

The rental depreciation represents the net change in the depreciation of rental assets, which are included in property and equipment.

Product and supply costs decreased $204 (19%) for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The lower costs reflects our tightening of costs and reduced overall per unit costs of current products and the sale (as substitute product) of previously written off (discontinued) TruWave and TruWave Plus devices $(110). Operations labor and overhead, which includes the production department labor and associated overhead (principally rent), increased $72 (13%). The increased costs reflect an increase in production compensation, offset by reduced administrative overhead expenses.

Shipping expenses decreased $13 (4%) for the six months ended June 30, 2016 as compared to 2015. The lower costs reflect better control over shipping.

Pharmazy material costs decreased as a result of closing the Pharmacy operation in January 2016.

Field inventory reserves decreased to $0 for the six months ended June 30, 2016 as compared to $204 for the six months ended June 30, 2015. During 2014 and 2015, in conjunction with the introduction and ramp up of the EZ Rx Prescribe program, industry conditions driven by health care reforms and the ongoing evaluation of field inventory shrinkage, management provided significant allowances for shrinkage of field inventory ($916 in 2014 and $655 during the first nine months of 2015). During the fourth quarter of 2015 we wrote off the remaining non-productive field inventory. In total, we wrote-off and/or provided an allowance for shrinkage of field inventory during 2015 and 2014 of $1,256 and $916, respectively.

Selling, general and administrative expense for the three month ending June 30, 2016 was $2,495 compared to $2,270 same period 2015. Six months ended June 30, 2016 increased to $5,339 from $4,980 in 2015. The increase is principally resulting from sales commission (increasing to $1,631 in 2016 from $1,158 in 2015), which reflects the increase in our sales force. We have increased orders, reflecting the opportunity provided by Empi withdrawing from the market in late 2015 (discussed above) and the hiring of additional sales representatives.

Other income (expense) is comprised of interest expense.

Interest expense for the three month ended June 30, 2015 was $77, compared to $132 for the same period in 2015. Interest expense for the six months ended June 30, 2016 was $172, compared to $270 for the same period in 2015. The decrease in interest expense is the result of lower average borrowings in the 2016 periods.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands )

Line of Credit

We have an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with TBK Bank, SSB, a division of Triumph Community Bank (the “Lender”). The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities.

As of June 30, 2016 and since July 2014, we were not and have not been in compliance with the financial covenants under the Triumph Agreement. On July 14, 2014, we received notice from the Lender of an event of default under the Triumph Agreement. The notice relates to our default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified us that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting our bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to make additional loans to us based on cash collections. However, no assurance can be given that the Lender will continue to make such additional loans or that the parties will agree on a repayment plan acceptable to us. If the Lender insists upon immediate repayment, we may be forced to seek protection from creditors.

As of June 30, 2016, $3,284 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of June 30, 2016, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement requires monthly interest payments in arrears on the first day of each month. The Triumph Agreement matured on December 19, 2014. The Lender has agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through September 30, 2016, pursuant to the terms of a the June 30, 2016 forbearance agreement The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. We are obligated to reduce the loan balance by $85 each month. In connection with the agreement entered into on March 28, 2016, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250, in exchange for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock.

Limited Liquidity

As a result of the losses we suffered in the years ended December 31, 2015, 2014 and 2013, the default under the Triumph Agreement, and other factors, we continue to have significant working capital deficits of $(5,095) at June 30, 2016 as compared to $(4,773) at December 31, 2015. As a result of this negative working capital and resulting limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2015. Our Lender could, in its discretion, cease making additional loans to us based on our cash collections and, at that point we would have no remaining liquidity or ability to pay our debts.

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

Our negative working capital of $(5,095) as of June 30, 2016 and limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. In addition, we reported a net loss of $2,911 for the year ended December 31, 2015. As noted above, we are not in compliance with the financial covenants under the terms of our line of credit. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash provided (used) by operating activities was $769 and ($194) for the six months ended June 30, 2016 and 2015, respectively. The change in cash from operating activities for the six months ended June 30, 2016 was primarily the result of the decrease in net loss for the six months ended June 30, 2016 compared to 2015 plus an increase in collections of accounts receivable, a reduction of inventory, and increases in accounts payable, deferred revenue, and accrued payroll expenses, and the deferred insurance reimbursement of $880 received in the first quarter of 2016.

Cash provided by investing activities was 6 and $73 for the six months ended June 30, 2016 and 2015, respectively. Cash provided by investing activities primarily represents cash flows relating to the change in inventory held for rental offset by the purchase of equipment.

Cash (used) provided by financing activities was $(754) and $145 for the six months ended June 30, 2016 and 2015, respectively. The primary changes in cash during these periods were net repayments on the line of credit and payments/borrowings on the line of credit and payments on capital lease obligations.

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

We, under the supervision and with the participation of our management, including our President and Chief Executive Officer, who acts as our principal executive and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016, due to the material weaknesses in our internal control over financial reporting (ICFR), which are described below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment of ICFR as of December 31, 2015, management identified the following control deficiencies that represent material weaknesses that continue to exist as of June 30, 2016:

•	We lack independent Board members necessary to maintain audit and other board committees consistent with best practice corporate governance standards. At the present time we have only one Board member (who is also our President and Chief Executive Officer) and we have no independent directors. As a result, oversight and monitoring responsibility pertaining to our financial reporting and related internal control is not sufficient. Considering the costs associated with procuring and providing the infrastructure to support additional qualified Board members that are independent, management has concluded that the risks associated with the lack of independent Board members are not sufficient to justify adding independent members at this time. Management will periodically reevaluate this situation as circumstances change.

•	We have a material weakness due to lack of segregation of duties. In October 2015, the employment of our Chief Financial Officer, who also served as our Principal Financial Officer, was discontinued. We have hired a permanent Vice President of Finance; however, our President and Chief Executive Officer assumed the role of Principal Financial Officer, in addition to that of Principal Executive Officer. This one person is also involved in the processing our banking transactions, has overall supervision and review of all cash disbursements and cash receipts, and has responsibility for the overall accounting and approval process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties

Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, fairly present our financial position, results of our operations and cash flows for the periods covered thereby in all material respects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our ICFR during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and set forth below, which could materially affect our business, financial condition, cash flows or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 and noted below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results. In addition to the foregoing, you should carefully consider the additional risk factors.

•	We have an additional risk factor relating to the deferred insurance liability booked as of March 31, 2016. During the first quarter of 2016, the Company collected $880 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for contractual adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880 insurance reimbursement as a deferred insurance liability as of March 31, 2016. However, the Company is disputing the refund request and has initiated an internal audit of the reimbursement to determine that the original sales arrangement was properly executed, the products had been shipped and title was transferred (or rental services were rendered), the price of the products or services and the reimbursement rate is fixed and determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company will record the appropriate amount as net revenue when such internal audit is complete and the Company’s claim to the amount is reasonably assured. To the extent that the Company has to repay any significant portion of the $880, this will exacerbate the Company’s liquidity issues and financial weaknesses.

•	As a result of the Company’s cash flow shortages and negative working capital discussed above in the financial statements and the management’s discussion and analysis, the Company has been unable to maintain its various insurance coverages. As a result of non-payment of premiums, the Company’s director’s and officer’s liability insurance coverage has been cancelled, and the Company has received notice of cancellation for its property, liability, auto, product liability, professional liability and employment practices policies. While the Company hopes to be able to reinstate such policies and to satisfy its numerous vendors awaiting payment when it’s financial condition permit, the Company can offer no assurance that the insurers will reinstate coverage or the other vendors will continue working with the Company when the Company becomes able to deal with them.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, there were no sales of unregistered securities.

ITEM 5. OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.11	Forbearance Agreement, effective December 17, 2014, between Zynex, Inc. and Triumph Community Bank, N.A., dba Triumph Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014)

10.12	Amendment No. 1 To Forbearance Agreement dated March 27, 2015. (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on March 31, 2015)

10.13	Amendment No. 2 To Forbearance Agreement dated June 30, 2015. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on August 14, 2015)

10.14	Amendment No. 3 To Forbearance Agreement dated September 30, 2015. (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 17, 2015)

10.15	Amendment No. 4 To Forbearance Agreement dated December 15, 2015. (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 31, 2015)

10.16	Amendment No.5 To Forbearance Agreement dated March 28, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10K filed on March 31, 2016)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

Dated: August 22, 2016	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer and Principal Financial Officer

