Form 10-K
period 2016-12-31
ZYNEX INC
filed 2017-04-17
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 33-26787-D

ZYNEX, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No. )

9990 Park Meadows Dr., Lone Tree, CO	80124
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐   Yes     ☒   No

The aggregate market value of the 14,762,484 shares of common stock held by non-affiliates of the registrant was $4,576,370 computed by reference to the closing price of such stock as listed on the OTCQB on March 26, 2017. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock.

As of March 26, 2017 32,048,484 shares of common stock are issued and outstanding.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As an issuer of penny stock, the Company will not have the benefit of the safe harbor protection provided by those sections. Nonetheless, it is important for an investor to understand that these statements, involve risks and uncertainties. These statements, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These factors include, but are not limited to:

·	our dependence on the reimbursement from insurance companies and government (Medicare and Medicaid) agencies for products sold or rented to our customers;
·	our significant estimating risks associated with the amount of revenue, related refund liabilities, accounts receivable and provider discounts that we recognize;
·	our ability to find alternative financing for our revolving line of credit;
·	the need and availability of additional capital in the form of debt and/or equity in order to grow our business;
·	our ability to engage additional sales representatives;
·	our need and ability to comply with regulatory requirements; including FDA clearance and CE marking of new products and state licensure;
·	the acceptance of new products as well as existing products by doctors, hospitals and insurance providers;
·	larger competitors with greater financial resources than us;
·	our ability to keep pace with technological changes;
·	our dependence upon third party manufacturers to produce our goods on time and to our specifications;
·	implementation of our sales strategy including a strong direct sales force;
·	changes in the health care environment, including health care reform; and
·	other risks described in this report.

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

2

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT—FISCAL YEAR 2016

ZYNEX, INC.

PART I

ITEM 1. BUSINESS

History

Zynex Inc. was founded by Thomas Sandgaard in 1996, when he founded smaller private companies that eventually were folded into Zynex, Inc.  Zynex Inc., a Nevada corporation,  that was formed in December 2001, is the parent company of and conducts business within six subsidiaries: Zynex Medical, Inc. (“ZMI”), a Colorado corporation, Zynex Neurodiagnostics, Inc. (“ZND”), a Colorado corporation, Zynex Monitoring Solutions, Inc. (“ZMS”), a Colorado corporation, Zynex Billing and Consulting, LLC (“ZBC”), a Colorado limited liability company, Zynex Europe (Zynex Europe ApS) (“ZEU”), a Danish corporation, and Pharmazy, Inc. (“Pharmazy”), which was incorporated under the laws of Colorado in June 2015 as a wholly-owned subsidiary of ZMI collectively referred to as “Zynex” or the “Company”. Over 99% of total 2016 consolidated revenue is attributable to ZMI. The only other subsidiary which, at the date of this annual report, is operating is ZEU which is only operating at a minimal level. Our headquarters are located in Lone Tree, Colorado.

In 2016, we experienced an increase in revenue relative to years 2014 and 2015, as well as, posted positive net income as reflected in the following table:

Year ended December 31	Net Revenue	Net Income (Loss)
2014	$11.1 million	$(6.2 million)
2015	$11.6 million	$(2.9 million)
2016	$13.3 million	$0.1 million

At December 31, 2016, we had negative working capital of approximately $4.3 million, negative shareholders’ equity of approximately $3.8 million and are in default under the terms of the secured line of credit with our lender.  All of these factors raise substantial doubt regarding our ability to continue as a going concern.

We have reduced our operating expenses through headcount reductions, negotiation of a new facility lease and general spending controls. We have also reduced our inventory levels during 2016, 2015 and 2014, thus reducing the level of purchases and conserving cash. We are operating with limited cash and most vendors require payment in advance, so inventory remains at a low level.

As noted above, we are in default of our line of credit. While the lender, Triumph Healthcare Finance, a division of TBK Bank, SSB (formerly known as Triumph Community Bank) (the “Lender”) notified us of the default in July 2014, it has continued to release funds to us based on cash collections, even though it has no contractual obligation to do so. The Lender has agreed to forbear on exercising its rights through June 30, 2017. The Company and the Lender have not reached any agreement by which the Lender will agree to continue to forbear exercising its default remedies and the Company cannot offer any assurance that it will be able to enter into any such agreement with the Lender. Consequently, there can be no assurance that the lender will continue to forebear on exercising its rights.

Although the Company raised approximately $1.035 million in a private placement completed through Newbridge Securities Corporation in February 2017 ($0.539 million after deducting expenses of the offering and a $0.342 million repayment of principal to our principal lender, Triumph Healthcare Finance), those funds are insufficient for the long-term survival of Zynex. Since receiving those funds, we have used a portion of the funds for production of devices and supplies. We need to raise a substantial amount of additional capital to replace the line of credit and to provide sufficient working capital. The net losses, existing bank default and negative working capital make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders.

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

ZMI also designs, manufactures and markets the NeuroMove product. The NeuroMove contains electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”), by reaching parts of the brain to re-connect with muscles, also known as neuroplasticity.  The NeuroMove product is primarily marketed to medical clinics. Zynex did not have material sales of this product in 2016.

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

Zynex Medical, Inc. dba Pharmazy (ZMI) and Pharmazy, Inc (Pharmazy):

Beginning in 2012,  many industry sales representatives, including those representing Zynex, began offering prescription TransDermal Pain Creams (TDPC) to their accounts, a product that paid much higher commissions with less paperwork than TENS devices.  TDPC, like TENS, offers very effective, non-addictive pain management with minimal side effects. In order to attract sales representatives and to counter the number of sales representatives who either dropped or spent less time promoting Zynex’s TENS products in favor of TDPC, in late 2013, Zynex opened its own compounding pharmacy. The new pharmacy operated within ZMI, (ZMI dba “Pharmazy”) and obtained its first state license in February 2014. In June 2015, we incorporated Pharmazy, Inc. in Colorado as a wholly owned subsidiary of ZMI with the intent of transferring the pharmacy operations to the newly formed corporation.  This transfer never occurred. During January 2016, we shut down our compound pharmacy business.  The business struggled due to the unfavorably changing pharmacy insurance reimbursements. In addition, we focused on our core electrotherapy product business and our potential and future blood volume monitor business described for ZMS, below.

In 2016 and 2015, the compound pharmacy accounted for 0.1% and 10%, respectively, of our revenues.

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

The blood volume monitor has been tested in several International Review Board (IRB) approved studies and, during 2015, was used in several blood donation settings where hundreds of subjects have donated half a liter of blood with strong correlation to the index on the device. We have built a number of commercial devices in pilot-production and continue to refine the algorithms for the Blood Volume Index (BVI). A utility patent has been filed for this unique application (pending), which we believe could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery. ZMS did not produce any revenue for the years ending December, 31, 2016 and 2015. During 2016, ZMS was still in development and did not have any revenue.

Zynex Internatio nal (Zynex Europe) (ZEU):

ZEU was formed in 2012 to further progress Zynex’s international expansion. ZEU is currently conducting business and focused on sales and marketing our products within the international marketplace, upon receipt of necessary regulatory approvals. ZEU did not produce significant revenue for the years ended December 31, 2016 and 2015.

Zynex NeuroDiagnostics (ZND):

ZND was formed in 2011 to market electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing ZMI diagnostic EMG technology.  ZND has not generated revenue for years ended December 31, 2016 and 2015 and we are no longer actively pursuing sales of this product line.

Zynex Billing and Consulting (ZBC):

During the latter part of 2012, we established a medical billing and consulting subsidiary, ZBC. ZBC provided outsourced billing services for private medical practices, which include collection services, medical coding and general billing consulting. ZBC is majority owned by Zynex, Inc. (80%) and has a non-controlling interest member, owning 20%. We ceased providing billing and consulting services in April of 2015. ZBC produced 0.0% and 0.4% of our revenue for the years ended December 31, 2016 and 2015, respectively.  There was no revenue associated to ZBC in 2016.

Products

We currently market and sell Zynex-manufactured products and distribute private labeled products, as indicated below:

Product Name	Description

Zynex Medical Products

NexWave	Dual Channel, multi-modality IFC, TENS, NMES Device

NeuroMove	Electromyography (EMG) triggered Electrical Stimulation Device

InWave	Electrical stimulation for treatment of female urinary incontinence

Private Labeled Products

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Zynex Monitoring Solutions Products

Non-Invasive Blood Volume Monitor	Blood Volume Monitor (in development-not actively marketed or sold)

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

Numerous clinical studies have been published over several decades showing the effectiveness of IFC and TENS for pain relief. Zynex’s primary TENS device, the NexWave has received FDA 510(k) clearance. The NexWave is a digital IFC, TENS and NMES device that delivers pain-alleviating electrotherapy. In addition to our electrotherapy solutions, ZMI during 2014 and 2015 also provided a line prescription pain creams under its Pharmazy brand, which incorporated two to eight different active pharmaceutical ingredients to alleviate pain in localized areas. We ceased pharmacy operations during January 2016.

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

We believe the NeuroMove product is unique because its built-in microprocessor can recognize low-level attempts by muscles to contract and then “reward” such detection with electrical stimulation. We do not believe there are similar products in the stroke rehabilitation market. Some generic devices are being offered in international markets; however, we do not believe these products provide similar results with respect to stroke rehabilitation. When conscientiously using the NeuroMove product for three to twelve months, studies show that the majority of NeuroMove patients can re-establish the connection between the brain and impaired muscle and thus regain movement and functionality.  When movement and functionality are restored, the patient may experience increased mobility, increased productivity, an improved outlook, and a reduced risk of accidents, and may be able to engage in activities they were precluded from before using the NeuroMove. Sales of NeuroMove have not generated material revenue for years ended December 31, 2016 and 2015.

Our Markets

Zynex Medical (ZMI):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products. Thus, we primarily compete in the home electrotherapy market, with products based on IFC, TENS and NMES devices and consumable supplies. We estimate the annual domestic market for home electrotherapy products at approximately $350 million. Although ZMI’s share of the market is negligible and we cannot offer any assurance that our share of the market will increase even assuming that we are able to resolve our financial difficulties described in this report.

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

Key characteristics of our electrotherapy market are:

●	Collection cycles of initial payment from insurance carriers can range from 30 days to many months and considerably longer for many attorney, personal injury and worker’s compensation cases. Such delayed payment impacts our cash flow and can slow our growth or strain our liquidity. Collections are also impacted by whether effective billing submissions are made by our billing and collections department to the insurance carriers.

●	Prior to payment, the third party payors often make or take significant payment “adjustments or discounts.” This can also lead to denials and billing disputes with third party payors.
●	The majority of our revenue is generated by the sale and rental of medical devices and from recurring patient supplies, specifically from our electrotherapy products sold through ZMI. We are reliant on insurance reimbursement. For 2016, approximately 65% of our consolidated net revenue was from commercial insurance carriers.

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. ZMS is currently focusing on developing its blood volume monitor. We believe our product, once released into the marketplace (of which there can be no guarantee), will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have not yet identified competitors for this product. ZMS has not generated any revenue as this product is still in development.

Zynex NeuroDiagnostics (ZND):

ZND was focused on developing products within the neurosensing marketplace in an effort to diversify our concentration of ZMI electrotherapy revenue. To date, ZND has not generated significant revenue and we are no longer actively pursuing product development of this product line.

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

·	During 2015 and 2014, we entered the compound pharmacy business, which generated $1,126 and $1,114, respectively of revenue. As discussed elsewhere, the pharmacy operations were closed in January 2016.
·	In late November 2015, the electrotherapy industry experienced a significant development when our largest competitor, Empi, announced the closure of their Empi electrotherapy division. Empi previously held a large share of the electrotherapy market with approximately $250 million in annual revenue. We believe this presents a significant opportunity for our existing sales team to capture accounts previously serviced by Empi and an opportunity for recruiting former Empi representatives in new areas where we do not have representation currently. We have engaged, both as employees and contractors, 74 former Empi representatives. Our orders have increased from a monthly average of 1,100 in 2015 to 2,100 in 2016.

We believe these events and actions will serve to focus and increase our market share in the electrotherapy market and, in the future, diversify our product mix. We also continue to modify and refine our geographic sales channels through experienced sales representatives, representing a mix of Zynex employees, sales contractors and international distributors. As of March 31, 2017 we had approximately180 active field sales representatives. An insignificant amount of our revenue is derived from international sales; however we continue to take steps to penetrate the global medical device marketplace.

Manufacturing and Product Assembly

Our manufacturing and product assembly strategy consists of the following elements:

●	Compliance with relevant legal and regulatory requirements.
●	Use of contract manufacturers as much as possible, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment. Domestically and internationally, there is a large pool of highly qualified contract manufacturers for the type of devices we manufacture.
●	Utilization of in-house final assembly and test capabilities.
●	Development of proprietary software and hardware for all products in house.
●	Testing all units in a real-life, in-house environment to help ensure the highest possible quality and patient safety while reducing the cost of warranty repairs.

We utilize contract manufacturers (principally located in the United States) to manufacture components for our NexWave and NeuroMove units and for some of our other products; and manufacture / assemble in-house for our NexWave and NeuroMove units. We do not have long term supply agreements with our contract manufacturers, but utilize purchase orders with agreed upon terms for our ongoing needs. We believe there are numerous suppliers that can manufacture our products and provide our required raw materials. Generally, we have been able to obtain adequate supplies of our required raw materials and components. However, given our current liquidity the majority of our suppliers at this time require payment in advance and as a result we have limited flexibility in obtaining supplies of our required raw materials and component. We are always evaluating our suppliers for price, quality, delivery time and service. The reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Our significant suppliers as of March 2017 are:

Axelgaard Manufacturing Co., LTD, Fallbrook, CA

ATL Technology, Springville, UT

Staples Advantage, Chicago, IL

Pac-Tec, Division of LaFrance Corporation, Concordville, PA

Western Electronics LLC, Meridian, ID

See Note 12 to the Consolidated Financial Statements regarding our primary supplier of electrotherapy products.

Distribution and Revenue Streams:

To date, all of our revenue is generated through our ZMI subsidiary from our electrotherapy products and, during 2015, also included pain creams. Since our revenues are all pledged to our principal lender to collateralize a loan that is in default, the lender receives the cash flows from our revenues, and to date notwithstanding the default, the lender has allowed us to continue using our cash collections (net of our obligation with respect to bank repayments discussed herein and other fees) for operational purposes.

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

Intellectual Property

Although we do not own any patents, we believe that our products contain certain proprietary software. We currently have applied for utility patents for products related to cardiac monitoring within ZMS in both US and Europe. In the future, we may seek patents for advances to our existing products and for new products as they are developed. During 2016 and 2015, we incurred approximately $256 and $256, respectively, of research and development expenses. We expect our research and development expenditures will be limited throughout 2017.

Zynex is trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

Regulatory Approval and Process

Federal Drug Association (FDA)

All our ZMI products are classified as Class II (Medium Risk) devices by the FDA, and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is regulated by the FDA, and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, our introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976 or to devices that have been reclassified in accordance with the provisions of the Federal Food, Drug, and Cosmetic Act that do not require approval of a premarket approval application. When the FDA determines that the device is substantially equivalent, the agency issues a “clearance” letter that authorizes marketing of the product. We are also regulated by the FDA’s GMP and QSR (Quality Systems Regulation). We believe that our products have obtained or are good candidates for the requisite FDA clearance or are exempt from the FDA clearance process. In November 2001, Zynex received FDA 510(k) clearance to market NeuroMove. In September 2011, Zynex received FDA 510(k) clearance to market the NexWave, our current generation IFC, TENS and NMES device. In August 2012, Zynex received FDA 510(k) clearance to market the InWave, our next generation muscle stimulator for treatment of female incontinence. Failure to comply with FDA requirements could adversely affect us. In January, 2014 the FDA performed an inspection of Zynex Medical. At the end of the inspection a Form 483 was issued listing items that needed to be corrected to be in complete compliance with FDA regulations. In January 2015, the FDA performed a follow up inspection. On February 24, 2017, the FDA issued documentation to conclude and close the inspection.

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

Zynex has received ISO13485: 2012 certification for its compliance with international standards in quality management systems for design, development, manufacturing and distribution of medical devices. This certification is not only important as an assurance that we have the appropriate quality systems in place but is also crucial to our international expansion efforts as many countries require this certification as part of their regulatory approval. The quality management system is audited on an annual basis and current recertification is pending final audit review.

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

Employees

As of December 31, 2016, we employed 106 employees. We also engage a number of independent commission-only sales contractors.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAVE NEGATIVE WORKING CAPITAL, NEGATIVE SHAREHOLDERS’ EQUITY AND ARE IN DEFAULT OF OUR SECURED LINE OF CREDIT RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The Company’s results from operations changed significantly from 2013 when it had revenues of $21.7 million and losses of $7.3 million to 2016 as reflected in the following table:

Year	Revenues	Profit (Loss)
2013	$21.7	$(7.3)
2014	$11.1	$(6.2)
2015	$11.6	$(2.9)
2016	$13.3	$0.07

In addition, as of December 31, 2016 we had negative working capital of approximately $4.3 million and negative stockholders’ equity of approximately $3.8 million. We are (and since July 2014 have been) in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance on our line of credit at March 31, 2017 was approximately $2.2 million and (as describe in more detail below) we are in default under the terms of the loan agreement. The lender, Triumph, has from time-to-time agreed to forbear from exercising its remedies under the loan agreement, and currently its agreement to forbear will expire on June 30, 2017.

Our business plan contemplates organic growth in revenues and through the addition of new products to our sales channel, including development of the Blood Volume Monitor, which could mitigate in small part the decline in sales of our ZMI electrotherapy products since 2013. The factors described above may also negatively affect our ability to find, attract or retain sales personnel or qualified new employees and sales representatives and retain existing employees and sales representatives.

We require a significant amount of additional capital in the form of debt and/or equity to replace our existing line of credit and to provide additional working capital. Our history of operating losses and negative working capital may make it difficult to raise any new capital and may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees. We can offer no assurance that the bank will continue to forebear on exercising its rights under the loan documents, or that we will be able to acquire a sufficient amount of financing to meet our ongoing needs.

These conditions raise substantial doubt about our ability to continue as a going concern.

WE ARE IN DEFAULT OF THE TERMS OF OUR LINE OF CREDIT AND ARE USING OUR REVENUE STREAM FOR OPERATIONS WITH THE CONSENT OF OUR LENDER

We are (and since July 2014 have been) in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings which is collateralized by substantially all of our assets. The outstanding balance of our line of credit at March 31, 2017 was $2,200. Although the lender has continued to release cash collateral based on revenue used to pay down the line of credit, there can be no assurance it will continue to do so. If the lender ceases to release cash collateral, we will be unable to finance our business operations and general and administrative expenses, and this will likely result in our inability to continue operations. In addition, we have had to revise and extend the payment terms with many of our key supplier and vendors.  If our key suppliers and vendors, many of whom now require payment in advance of delivery, cease doing business with us, it will have a material adverse effect on our business.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO SUSTAIN OPERATIONS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING

Our ability to sustain operations is dependent on our ability to grow revenue and develop new products. This will require significant capital resources. We need to seek additional capital through the sale of equity or debt securities to fund our business plan. We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our business plan or significantly curtail our operations. Any additional equity financing may involve substantial dilution to our then existing stockholders. Any debt financing would require the approval of Triumph Healthcare Finance (“Triumph” or the “Lender”), which is the Lender under our line of credit.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS INCLUDED AN EXPLANATORY PARAGRAPH WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN IN ITS REPORT ON OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2016

In their report dated April 17, 2017, our independent registered public accounting firm included an explanatory paragraph emphasizing the uncertainty related to our substantial doubt about our ability to continue as a going concern. We have incurred significant losses in 2015, 2014 and 2013, have a significant working capital deficit and have limited liquidity. In addition, we are in default of our secured line of credit and as a result, if our lender insists upon immediate repayment, we will be unable to make payment and may be forced to seek protection from our creditors. These factors raise substantial doubt about our ability to continue as a going concern.

CHANGES IN THE HEALTHCARE ENVIRONMENT MAY CONTINUE TO NEGATIVELY IMPACT OUR BUSINESS

Since 2013, we have encountered industry challenges related to health care reform, including the Affordable Care Act and coverage and reimbursement changes from government and Third-party payors, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. This significantly contributed to a significant decrease in revenues in 2015 and 2014 compared to revenues reported in prior years. The Affordable Care Act dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicaid eligibility, reducing Medicare payments to providers, expanding the Medicare program’s use of value-based purchasing programs and instituting certain private health insurance reforms. These factors have resulted in reimbursement changes for durable medical equipment, which has caused uncertainty to exist at the medical practitioner level causing a delay and decline in demand for our ZMI electrotherapy products. We also have experienced coverage and reimbursement challenges from government and Third-party payors related to certain medical indications for our ZMI electrotherapy products, all of which have negatively impacted our revenue and financial results for 2016, 2015 and 2014.

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

During the first quarter of 2016, the Company collected $880 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for billing adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880 insurance reimbursement as a deferred insurance liability as of March 31, 2016. However, the Company is disputing the refund request and has initiated an internal audit of the reimbursement to determine that the original sales arrangement was properly executed, the products had been shipped and title was transferred (or rental services were rendered), the price of the products or services and the reimbursement rate is fixed and determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company will record the appropriate amount as net revenue when such internal audit is complete and the Company’s claim to the amount is reasonably assured. To the extent that the Company has to repay any significant portion of the $880, this will exacerbate the Company’s liquidity issues and financial weaknesses

FUTURE CHANGES IN COVERAGE AND REIMBURSEMENT POLICIES FOR OUR PRODUCTS OR REDUCTIONS IN REIMBURSEMENT RATES FOR OUR PRODUCTS BY THRID PARTY PAYORS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

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

There are significant estimating risks associated with the amount of revenues, related refund liabilities, accounts receivable and provider discounts that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of coverage, differing provider discount rates and other third party payor issues. Determining applicable primary and secondary coverage for our customers at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with government programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectable from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and pay or retractions typically continue to occur for up to three years and longer after our products are provided. While we typically look to our past experience in collections with a payor in estimating ultimate amounts expected to be collected on current billings, nonetheless recent trends and current changes in reimbursement practice, the overall healthcare environment, and other factors could ultimately impact the amount of revenues recorded and the receivables ultimately collected. If our estimates of revenues, related refund liabilities, accounts receivable or provider discounts are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results. It could also lead to a restatement of our financial results.

THE PATIENT PROTECTION AND ACCOUNTABILITY ACT OF 2010 HAS HAD AN IMPACT ON OUR BUSINESS WHICH MAY BE IN PART BENEFICIAL AND IN PART DETRIMENTAL

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation has had an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payors. This legislation has resulted in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during 2014 and 2013 and the lack of any significant increase in 2015. Orders and revenue increased in 2016, however we are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

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

THE UNCERTAINTY OF CONTINUING HEALTHCARE CHANGES AND REGULATIONS MAY PLACE OUR BUSINESS MODEL IN DOUBT.

As the popular press has made clear, there is substantial doubt on the continuation of the Affordable Care Act and the legislation that the current Congress will enact to replace it, if any. There is also substantial doubt whether, even if the Affordable Care Act remains the law of the land, the president will support it or take regulatory action to negatively impact its benefits. This significant amount of uncertainty creates a significant concern on our customer’s willingness to buy products which may, or may not, be covered by future health care benefits even if they are covered currently.

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

Because our sales are dependent on prescriptions from physicians, if any of these or other factors results in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund operations. Although we experienced an increase in orders for our ZMI products during 2016 compared to prior years, we can make no assurances that demand for our products will not decline in future periods.

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

During the fourth quarter of 2015, the electrotherapy industry experienced a significant development when our largest competitor, Empi announced their exit from the electrotherapy market immediately. Empi previously held a large share of the electrotherapy market. We believe this presents a significant growth opportunity for us. Through March 28, 2017, we have recruited over 74 former Empi sales reps, including those in areas where we had no previous representation. During 2016, our orders have increased to approximately 2,100 per month as compared to an average of 1,100 during 2015. To focus on growth and the potential future positive cash flow, we have committed our limited resources to the new salesforce, the supporting product production and supporting administrative (customer service and billing) personnel.

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

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer and Founder and beneficial owner of 54.9% of our outstanding stock. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. There is currently no employment agreement with Mr. Sandgaard. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel having experience in our business. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find, attract and retain qualified new employees and sales representatives and retain existing employees and sales representatives.

WE NEED TO MAINTAIN INSURANCE COVERAGE, WHICH COULD BECOME VERY EXPENSIVE OR HAVE LIMITED AVAILABILITY

Our marketing and sale of medical device products and services creates an inherent risk of claims for product liability. As a result, we carry product liability insurance and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured that we have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, if we file liability claims, there is no assurance that our insurance provider will continue to insure us at current levels or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims. In addition, in January 2017, we have obtained director and officer insurance that covers current and prior periods.

WE DEPEND UPON OBTAINING REGULATORY APPROVAL OF ANY NEW PRODUCTS AND/OR MANUFACTURING OPERATIONS WE DEVELOP AND MAINTAIN APPROVALS OF CURRENT PRODUCTS; FAILURE TO OBTAIN OR MAINTAIN SUCH REGULATORY APPROVALS COULD RESULT IN INCREASED COSTS, LOST REVENUE, PENALTIES AND FINES

Before marketing any new products, we will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to us. We may not know the results of any study, favorable or unfavorable to us, until after the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sale price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies and we may expend significant funds on research and development on products that are rejected by the FDA. Some of our products are marketed based upon our interpretation of FDA regulation allowing for changes to an existing device. If our interpretations are incorrect, we could suffer consequences that could have a material adverse effect on our results of operations and cash flows and could result in fines and penalties. There can be no assurance that we will have the financial resources to complete development of any new products or to complete the regulatory approval process or to maintain regulatory compliance of existing products.

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

Our President, Chief Executive Officer, Chief Financial Officer, Chairman and sole Director, Thomas Sandgaard, beneficially owns approximately 54.9% of our outstanding common stock as of March 28, 2017. As a result, Mr. Sandgaard has the ability to control substantially all day to day operations of our company and all matters submitted to our stockholders for approval, including:

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

MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING COULD MATERIALLY AND ADVERSELY IMPACT OUR BUSINESS

We are a small company with limited resources and only a single executive officer and director. In connection with the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2016, management identified a material weaknesses in internal control over financial reporting. As of December 31, 2016 management determined that the design and operating effectiveness of the Company’s controls over the financial statement close process related to the timely account reconciliation, analysis and assessment of key accounting estimates and financial reporting and disclosure was not in place. This was directly impacted by a limitation on current accounting resources and staffing resulting in limited capabilities for us to conduct independent reviews over the preparation of the related work product. Management has identified remediation efforts which we plan to implement during 2017 to address this weakness.

As previously reported and not remediated as of and during the year ended December 31, 2016, we reported material weaknesses in our internal control over financial reporting (ICFR) as we do not currently have an independent audit committee overseeing our internal controls, or an independent member of our Board. In addition, we have material weaknesses due to a lack of segregation of duties within our accounting and approval process.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. While we are committed to improving our financial controls, our ability to do so is limited as a result of a lack of working capital and other capital resources to do so. If we do not remediate these weaknesses in the future, in addition to any impact on our stock price, it could also impact our ability to raise capital and could affect adversely our reputation, which collaterally could affect our ability to retain sales personnel and business relationships with insurance companies paying for our products and vendors.

When we are financially able to, we intend to consider taking the following actions, subject to the availability of funds: (1) hire a full time Chief Financial Officer, who will also serve as Principal Financial Officer, (2) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake the oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to us), (3) hire additional qualified accounting personnel, and (4) retain and utilize an outside independent consulting firm to assist us with assessing and testing the effectiveness of our ICFR (when funds and/or additional resources are available to us). We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Sales of significant amounts of shares held by Mr. Sandgaard, or the prospect of these sales, could adversely affect the market price of our common stock. As a resolution in certain issues in his divorce, in December 2015 Mr. Sandgaard transferred 250,000 shares of common stock he owned to the former Mrs. Sandgaard, which shares will become tradeable by Ms. Sandgaard after complying with the legal requirements under Rule 144 and other guidance. Mr. Sandgaard’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Mr. Sandgaard has no control whether or when Ms. Sandgaard may choose to sell those shares or other shares of the Company’s common stock she may own.

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

Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their current investment.  Investors seeking cash dividends should not purchase our common stock. Given the extremely small trading volume, it is unlikely that any shareholder will be able to achieve a significant profit even if the stock price rises (of which there can be no assurance).

OUR EXISTING SHAREHOLDERS HAVE EXPERIENCED DILUTION AS A RESULT OF SHARES ISSUED TO THE BROKER-DEALER INVOLVED IN OUR RECENT PLACEMENT OF DEBT AND WILL EXPERIENCE FURTHER DILUTION IF WE ELECT TO RAISE EQUITY CAPITAL TO MEET OUR LIQUIDITY NEEDS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and operations are located in approximately 17,000 square feet in Lone Tree, Colorado. In October 2014, we negotiated the termination of our then existing building lease and entered into a new lease agreement for the current space. This space is leased under an agreement which expires in December 2018, at an annual average lease expense of approximately $457,000 over the term of the lease. We also lease a small office/warehouse in Denmark. We believe that these leased properties are sufficient to support our requirements until the leases expire. See Note 9 to the Consolidated Financial Statements for additional information on these leases.

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

PERIOD	HIGH	LOW
Year ended December 31, 2015
First Quarter	$ 0. 22	$ 0. 10
Second Quarter	$0.24	$0.10
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.45	$0.10
Year ended December 31, 2016
First Quarter	$0.45	$0.25
Second Quarter	$0.36	$0.20
Third Quarter	$0.31	$0.15
Fourth Quarter	$0.36	$0.10

As of March 26, 2017, there were 32,048,484 shares of common stock outstanding and approximately 245 record holders of our common stock. There are approximately 1,000 shareholders that hold their shares in “Street Name” with Cede & Co.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016 regarding shares of common stock available for issuance under our equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
Equity Compensation Plans Approved by Shareholders (1)	1,311,250	$0.40	—
Equity Compensation Plans not approved by Shareholders	879,000	0.26	—
Total	2,190,250	$0.40	—

(1)	The 2005 Stock Option Plan was approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005. As of December 31, 2014, the 2005 Stock Option Plan expired and no more options can be issued under the 2005 plan. Persons holding vested options under the 2005 Stock Option Plan continue to hold those options in accordance with the terms of their contractual agreement(s).

Recent Sales of Unregistered Securities

During the period covered by this annual report on Form 10-K, there were no sales by us of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We currently have six subsidiaries; Zynex Medical, Inc. (ZMI), Zynex Europe, Aps (ZEU), Zynex Monitoring Solutions Inc. (ZMS), Zynex NeuroDiagnostics, Inc. (ZND), Zynex Billing and Consulting, LLC (ZBC) and Pharmazy, Inc (Pharmazy). We operate in one primary business segment through our subsidiary, ZMI, Electrotherapy and Pain Management Products, which represents 100% total net revenue for the year ended December 31, 2016. ZMI dba as Pharmazy, which was closed during January 2016, products represented 0.1% and 9.7% of net revenue for the years ended December 31, 2016 and 2015, respectively. ZBC, which ceased providing services in April 2015, represented approximately 0.0% and 0.4% of total net revenue for the year ended December 31, 2016 and 2015, respectively. (see Item 1 “Business” for a full description of the subsidiaries).

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Report.

RESULTS OF OPERATIONS ( dollars in thousands, except per share )

Summary

Our 2016 revenues increased by 14.4% from the 2015 calendar year driven by a year over year orders increase of 82.9%.

Historically, revenues have decreased by 64% from the 2012 calendar year to the 2016 calendar year due to a number of reasons discussed below, but primarily as a result of changes from the Affordable Care Act and Medicare’s reimbursement practices. Issues of uncertainty with regard to the future of the Affordable Care Act and any replacement healthcare program developed by the Congress or Presidential action which may impact healthcare are likely to continue the uncertainty within the industry and have a negative impact on our operations.

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

More significantly, as discussed above and below, our principal creditor has agreed to forbear in any loan default enforcement actions and has allowed us to continue to use our revenues for our business operations through June 30, 2017.  The Company and the Lender have not reached any agreement by which the Lender will agree to continue to forbear exercising its default remedies and the Company cannot offer any assurance that it will be able to enter into any such agreement with the Lender. If we are unable to refinance or extend the remainder of the debt ($2.2 million as of March 31, 2017) before the Lender starts to assert its rights under the loan agreement resulting from the Company’s default, we may not be able to continue business operations.

Our plans for continuing operations involve maintaining our business operations as best we are able while we are seeking debt or equity financing which will allow us to satisfy our obligations to our principal lender and our vendors.  We believe that we have achieved the necessary business efficiencies to provide for continuing operations if we are able to overcome our liquidity shortage.  To help address the liquidity shortage, the Company raised approximately $1.035 million in a private placement completed through Newbridge Securities Corporation in February 2017 ($0.539 million after deducting expenses of the offering and a $0.342 million repayment of principal to our principal lender, Triumph Healthcare Finance). Since receiving those funds, we have used a portion of the funds for production of devices and supplies. Those funds are insufficient for the long-term survival of Zynex

RESULTS OF OPERATIONS ( dollars in thousands, except per share )

Background

For the years ended December 31, 2016 and 2015, we reported net income of $69 and net loss of $2,911, respectively. As of December 31, 2016 we had no available borrowing under our line of credit (which the lender declared to be in default in July 2014) although, based on an interim agreement with our lender, the lender continues to release cash collateral to us based on our cash collections. Our working capital deficit at December 31, 2016 totaled $(4,323) as compared to $(4,773) at December 31, 2015, which represents a working capital increase of $450. Our prior losses, limited liquidity and working capital deficit raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our operating plans for 2017 emphasize revenue growth and cash flow; focusing our attention on increasing the number of sales representatives, promoting our NexWave device, continued improvements to our billing organization and processes and reducing and controlling administrative expenses.

Net revenues are comprised of product and supply sales and rental billings, reduced by estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions and an allowance for uncollectible accounts.

Total net revenue for the year ended December 31, 2016 was $13,313 compared to $11,641 in 2015. This is a significant decline from revenues in 2013 and 2012 of approximately $21.7 million and $39.7 million, respectively. The primary reasons for the decline in revenue were (i) the impact of Medicare and healthcare reform, (ii) a loss of Zynex’s independent sales force to sell transdermal compounded pain cream from competing pharmacies rather than focusing on selling the our Electrotherapy products and,(iii)  in the latter part of 2012, the elimination of Medicare  reimbursement for transcutaneous electrical nerve stimulation ( TENS) Electrotherapy products for low-back pain while still covering TENS for other indications. Medicare also continued increasing the paperwork and documentation requirements for reimbursement. As a result, late in 2013 Zynex began declining orders for Medicare and Medicaid patients. Commercial and workers’ compensation insurance plans continue to reimburse at similar levels as in previous years and have not adopted Medicare’s limited coverage.

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

During 2016 and 2015, in an effort to minimize the impact of these challenges, we restructured our internal operations, including manufacturing, billing and customer service; and made reductions in our fixed expenses by cutting our administrative costs by approximately $2,200 in 2015 and holding these costs relatively flat in 2016, principally through reductions in headcount and facilities rent.

·	Administrative compensation expense decreased from $10,611 in 2013 to $5,872 in 2014, $4,742 in 2015, and increased to $5,458 in 2016. Administrative headcount has been reduced from 213 employees at December 31, 2012 and 109 at December 31, 2013, to 74 at December 31, 2014, 52 at December 31, 2015 and 41 at December 31, 2016. We stabilized our expenses associated with administrative employee headcount. We continue to expand our direct and independent sales representative network, all of which are paid on a commission basis.

·	In October 2014, we negotiated a termination agreement for its existing building lease and a new lease agreement with our landlord relating to our headquarters located in Lone Tree, Colorado. Under the terms of the termination agreement, among other things, the existing headquarters building lease terminated on December 31, 2014; we agreed to consolidate our operations into approximately one-third of the total square footage we occupied previously; monthly rental payments were reduced from approximately $129 to $43 for the period from September 1, 2014 through December 31, 2014; and, the terms of the new lease took effect January 1, 2015. The terms of the current lease entered into on August 12, 2016 include, among other things, a term of two years and monthly base rental payments of approximately $38 and, the right for either party to terminate the lease without future liability with 90 days written notice from either party.

During the fourth quarter of 2015, the electrotherapy industry experienced a significant development when our largest competitor, Empi announced closing their business in the electrotherapy market immediately.  Empi previously held a large share of the electrotherapy market. We believe this presents us a significant growth opportunity. Through March 22, 2017, we have recruited over 74 former Empi sales representatives, including those in areas where we had no previous representation. During 2016, our orders have increased to an average of 2,100 per month as compared to an average of 1,100 in 2015. To focus on growth and the potential future positive cash flow, we have committed our limited resources to the new salesforce, the supporting product production and supporting administrative (customer service and billing) personnel.

We are not in compliance with the financial covenants under the terms of our line of credit with Triumph Healthcare Finance, a division of TBK Bank, SSB (formerly known as Triumph Community Bank (the “Lender”). In July 2014, the Lender notified us that it would no longer make additional loans under the credit agreement and that it was exercising its default remedies under the credit agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting our bank deposits to apply towards the outstanding obligations.  The Lender agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through June 30, 2017 and continues to release cash collateral to us based on our cash collections. We are obligated to decrease the Lender’s outstanding balance by at least $100 per month. As of March 31, 2017, we had $2,200 of outstanding borrowings under the credit agreement compared to $4,002 on December 31, 2015. This reduction in the line of credit primarily results from increased accounts receivable collections, principally from a single insurance carrier, and proceeds from a private placement completed through Newbridge Securities Corporation in February 2017. The insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company, as discussed herein the Company is conducting an internal audit of this issue. . The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and continued extension of the forbearance agreement. However, no assurance can be given that the Lender will continue to release cash collateral, or that the parties will agree on a repayment plan acceptable to us.

We are actively seeking additional financing through the issuance of debt or sale of equity. The additional capital is to refinance or replace the line of credit and to provide the additional working capital necessary to continue our business operations. The net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. We are not certain whether any such financing would be available to us on acceptable terms, or at all. In addition, any additional debt would require the approval of the Lender. A significant component of our negative working capital at December 31, 2016 is the amount due under our line of credit and past due accounts payable, all of which is considered a current liability.

Our business plan for 2017 focuses on our effort to attain external financing, the Lender’s continued support, the vendors continued support and attaining positive cash flows from organic growth. The accomplishment of organic growth in revenues and cash flows is dependent on taking advantage of the Empi opportunity to gain market share and the increase the number of sales representatives selling Zynex products, successfully promoting our EZ Rx Prescription program and continued improvements to our billing organization and processes. Our long-term business plan contemplates organic growth in revenues through an increase in the electrotherapy market share and the addition of new products such as the ZMS Blood Volume Monitor.

We continue to make progress on the development of the Blood Volume Monitor, a noninvasive device that monitors a patient’s fluid level during surgery or recovery. The device alerts the doctors or nurses in real time that a patient is losing fluid (blood). We filed our complete application for clearance with the FDA during the third quarter of 2015, received comments in October 2016 and responded to the FDA in November.

We have and will continue to seek external financing and monitor and control our sales growth, product production needs and administrative costs going forward. We believe that as a result of the growth opportunities coupled with the reduced administrative expenses, the securing of additional capital, the continued support of our Lender, and the continued support of our vendors to work with us on the slow payment of past due bills, that the cash flows from operating activities will be sufficient to fund the our cash requirements through the next twelve months. Management believes that its cash flow projections for 2017 are achievable and that sufficient cash will be generated to meet our currently restrained operating requirements. Such cash is projected to be generated by securing external financing, retaining the continued support of the Lender and vendors, and increasing cash flow from operations generated from organic growth. There is no guarantee that we will be able to meet the requirements of our 2017 cash flow projections or that we will be able to address our working capital shortages; the principal component of which is the negative working capital (principally the line of credit and past due accounts payable which are considered a current liability in their entirety).

There can be no assurance that we will be able to secure additional external financing, the Lender will continue to release cash collateral, the vendors will continue to work with slow repayment terms and the sales and cash flow growth are attainable and sustainable. Our dependence on operating cash flows means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenues, cash flows from operations and liquidity, which may force us to curtail its operating plan or impede our growth.

Net Revenue

Net revenues are comprised of sales (product, transdermal pain creams and consumable supplies) and rental billings, reduced by estimated Third-party Payors reimbursement deductions and an allowance for uncollectible amounts. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. Net revenue includes the rental of our transcutaneous electrical nerve stimulation (TENS) products, the sale of our TENS products, consumable supplies and transdermal pain creams and, through the first quarter of 2015, our billing consulting services. As of January 2016, we no longer offered our transdermal pain creams for sale and they are not part of our 2016 revenue base.

Our electrotherapy products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare insurance providers on behalf of patients. Our electrotherapy products may also be purchased by dealers and distributors. If a patient is covered by health insurance, the Third-party Payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. Under certain Third-party Payor contracts, a rental continues until an amount equal to the purchase price is paid then we transfer ownership of the product to the patient and cease rental charges; while other rentals continue during the period of patient use of the equipment. For all patients using our electrotherapy products, we also sell consumable supplies, consisting primarily of surface electrodes and batteries. Revenue for the electrotherapy products is reported net, after adjustments for estimated insurance company reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the health care industry as “billing adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See our Significant Accounting Policies in Note 2 to the Consolidated Financial Statements for a more complete explanation of our revenue recognition policies.

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

As of December 31, 2016, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Net revenue for the years ended December 31, 2016 and 2015 consisted of the followings:

	2016		2015
Product Rentals	$4,409	33.1%	$2,480	21.3%
Product Sales	4,605	34.6%	2,954	25.4%
Supplies Sales	4,281	32.2%	5,035	43.2%
Pharmazy Sales	18	0.1%	1,126	9.7%
Billing Consulting and other	0	0.0%	46	.4%
	$13,313	100.0%	$11,641	100.0%

Product Rental Revenue for 2016 increased $1,929 (77.80%) to $4,409 from $2,480 during 2015. The increase in Product Rental Revenue for 2016 reflects the pursuit of additional reimbursements for rental claims which had not previously been billed for the periods of use. During 2016, and principally in the fourth quarter of 2016, management identified a number of rental patients who were continuing to use our units, but for which rent had not yet been billed to Third-party Payors. This matter was identified during the quarter as part of our internal enhancement and upgrading of the billing department leadership and personnel.  In those situations where Zynex could retroactively bill the insurance carrier, the insurance coverage was re-verified (it had also been verified originally) and the insurance carrier was billed for the appropriate dates of service.  In addition, as a result of the delay in these billings, management has recorded an additional reserve in excess of our historical collection rate against these rental billings.

Product Sales Revenue for 2016 increased $1,651 (55.89%) to $4,605 compared to $2,954 in 2015. This was a result of increased orders in 2016 of 25,421 compared to 13,900 in 2015. Supplies Sales Revenue for 2016 decreased $754 (-14.98%) to $4,281 from $5,035 during 2015.

Pharmazy Sales Revenue for 2016 decreased $1,108 (98.40%) to $18 compared to $1,126 in 2015. This was a result of shutting down this business to focus on our core (Electrotherapy products) and future (blood volume monitor) business.

Billing Consulting and other revenue for 2016 decreased to zero as we terminated the billing consulting services in the second quarter of 2015.

Patient orders totaled approximately 25,421 in 2016 as compared to 13,900 in 2015. During 2016 new order growth reflects the opportunity provided by Empi withdrawing from the market in late 2015 (discussed above) and the hiring of additional sales representatives.

Operating Expenses

Cost of Revenue –rental, product and supply for the years ended December 31, 2016 and 2015 consisted of the following:

	2016	2015
Rental depreciation	$251	$142
Product and supply costs	1,457	1,487
Operations labor and overhead	1,114	1,144
Shipping costs	651	566
Pharmazy costs	14	342
Field inventory write-off	30	1,256
	$3,517	$4,937

The rental depreciation represents the net change in the depreciation of rental assets, which are included in property and equipment.

Product and supply costs increased $0 (0.0%) for the year ended December 31, 2016 as compared to 2015; due to liquidity issues, unfulfilled orders remained on December 31, 2016. Operations labor and overhead, which includes the production department labor and associated overhead (principally rent), decreased $30 (-2.6%). The decreased costs primarily reflect a reduction in administrative overhead expenses.

Shipping expenses increased $85 (15.0%) for the year ended December 31, 2016 as compared to 2015. The higher costs reflect growth in product sales.

Pharmazy material costs decreased as a result of closing the Pharmacy operation in January 2016.

During the fourth quarter of 2015 we wrote off the remaining non-productive field inventory (as discussed above).

Other income (expense) is comprised of interest and other expense.

Interest expense for the years ended December 31, 2016, was $352, compared to $503 for the same period in 2015. The decrease in interest expense is the result of lower average borrowings in the 2016 periods. See Note 8 to the Consolidated Financial Statements.

Other expense of $204 and $7 for the years ended December 31, 2016 and 2015, respectively, resulting primarily from a loss on disposal of assets.

Income Tax Benefit/Expense

We reported an income tax expense of $15 and income tax benefit of $57 (18% and 0% effective tax rate) for the years ended December 31, 2016 and 2015, respectively. The expense resulted from income. The benefits resulted from additional refunds related to the carry back of 2013 operating losses in 2014. We have generated an income tax net operating loss (NOL) carryforward of $10,362 for federal purposes and $19,332 for state purposes as of December 31, 2016, which is available to offset taxable income in the future.

LIQUIDITY AND CAPITAL RESOURCES ( dollars in thousands )

Line of Credit

We have an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with TBK Bank, SSB, a division of Triumph Community Bank (the “Lender”).  The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities.

As of December 31, 2016, we were not in compliance with the financial covenants under the Triumph Agreement. On July 14, 2014, we received notice from the Lender of an event of default under the Triumph Agreement. The notice relates to our default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified us that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting our bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender. Pursuant to the lockbox arrangement, the Lender sweeps daily our collected cash, withholds fees and the $85 per month in principal reduction we have agreed to pay (as discussed herein) and releases the remaining cash flow to us. However, no assurance can be given that the Lender will continue to permit such an agreement or that the parties will agree on a repayment plan acceptable to us. If the Lender insists upon immediate repayment, we may be forced to seek protection from creditors.

As of December 31, 2016 $2,771 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of December 31, 2016, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement requires monthly interest payments in arrears on the first date of each month. The Triumph Agreement matured on December 19, 2014. Triumph has agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through June 30, 2017, pursuant to the terms of the December 16, 2016 forbearance agreement. The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. We are obligated to reduce the loan balance by at least $100 each month. In connection with the agreement entered into on March 28, 2016, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250, in exchange for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock. Subsequent to December 31, 2016, in March of 2017 and in connection with the Offering (described below), we paid our Lender $342 as reduction of borrowings outstanding.

Limited Liquidity

As a result of the minimum income during the year ended December 31, 2016 and losses we suffered in the years ended December 31, 2015, 2014 and 2013, the default under our Credit Agreement, and other factors, we have significant working capital deficits of $(4,323) at December 31, 2016 as compared to $(4,773) at December 31, 2015.  As a result of this negative working capital and resulting limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2016.  Our Lender could, in its discretion, cease releasing cash collateral to us based on our cash collections and, at that point we would have no remaining liquidity or ability to pay our debts.

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

Our negative working capital of $4,323 as of December 31, 2016 and limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. For the year ended December 31, 2016, we reported cash provided by operating activities of $1,769 and a net income of $69 for the same period.  As noted above, we are not in compliance with the financial covenants under the terms of our line of credit. These conditions raise doubt about our ability to continue as a going concern.

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

Commencing in November of 2016, the Company conducted a private placement on a “best efforts, minimum-maximum” basis of 12% unsecured, subordinated promissory notes (with shares of the Company’s common stock to be issued six months after issuance of the notes), for a minimum of $1,000,000 and a maximum of $1,500,000 pursuant to Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of the 1933 Act (the “Offering”). The Offering was conducted through a FINRA registered broker, Newbridge Securities Corporation (“Newbridge”). On February 28, 2017, the Company conducted a closing under the Offering and issued promissory notes totaling $1,035,000. Newbridge was compensated in connection with sales made in the Offering consisting of (i) a cash amount equaling 10% commissions and a 3% non-accountable expense allowance, (ii) 776,250 shares of our Common Stock and (iii) a due diligence fee of $15,000. In connection with the Offering, we also paid our Lender $342 as repayment of principal and interest on the outstanding obligations.30

We believe that as a result of identified growth opportunities (primarily with respect to the Empi, Inc. closure discussed elsewhere herein) coupled with the reduced administrative expenses, the securing of additional capital, the continued support of our Lender, and the continued support of our vendors to work us on the slow payment of past due bills; that our cash flows from operating activities will be sufficient to fund our cash requirements through the next twelve months. There is no guarantee that we will be able to meet the requirements of our 2017 cash flow projection or will be able to address our working capital shortages; the principal component of which is the negative working capital (importantly the line of credit and past due accounts payable which are considered a current liability in their entirety).

Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenues, cash flows from operations and liquidity, which may force us to curtail our operating plan or impede our growth.

Cash provided by operating activities was $1,769 and $341 for the years ending December 31, 2016 and 2015, respectively. The change in cash from operating activities for the years ended December 31, 2016 and 2015 was primarily the result of the net income reported for the year, increase in accounts payable offset by increases in accounts receivable, and decrease of inventory.

Cash used by investing activities for the year ended December 31, 2016, was $174 compared to cash provided by investing activities of $108 for 2015. Cash provided by, or used in investing activities, primarily represents cash flows relating to the change in inventory held for rental offset by the purchase of equipment.

Cash used by financing activities was $1,304 for the year ended December 31, 2016, compared with $504 for the year ended December 31, 2015. The primary use of cash during these periods was net repayments on the line of credit and payments on capital lease obligations.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2016.

	Total	1 Year	2-3 Years	4-5 Years	5+ Years
Line of credit	$2,771	$2,771	$—	$—	$—
Capital lease obligations	254	118	136	—	—
Operating leases	914	457	457	—	—
Total contractual cash obligations	$3,939	$3,346	$593	$—	$—

In August 2016, we negotiated a lease agreement for our existing building lease and a new lease agreement with our landlord relating to our headquarters located in Lone Tree, Colorado. The terms of the new lease agreement, which took effect October 1, 2016, included, among other things, a term of two years, and fixed monthly rental payments of approximately $38. We anticipate that for accounting purposes, it will have an annual rental expense of $457 for 2017. The lease contains customary events of default, termination, maintenance, indemnification and other lease terms.

In the fourth quarter of 2012, ZEU entered into an annual rental agreement for a small office/warehouse space (approximately 250 square feet) in Denmark, which can be terminated within 120 days’ notice. Annual rent totals 45,000 Danish kroner (approximately $7 USD using 2016 year-end exchange rates).

Off – Balance Sheet Arrangements

As of December 31, 2016 and 2015, we had no off-balance sheet arrangements or obligations.

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

Revenue Recognition , Allowance for Billing Adjustments and Collectability

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists, 2) products have been shipped and title has transferred, or rental services have been rendered, 3) the price of the products or services is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when medical units and supplies are shipped or, for medical units sold from consigned inventory, when it receives notice that the product has been prescribed and delivered to the patient. The Company, prior to recognizing revenue verifies the patient’s insurance coverage or obtained the insurance company preauthorization, when required. Revenue from supplies is recognized upon shipment. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions and, for wholesale customers and patient billings, an allowance for uncollectible accounts. The Third-party Payor reimbursement deductions are known throughout the health care industry as “billing adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from Third-party Payors. The nature of these receivables within the medical industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by Third-party Payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for billing adjustments and an allowance for doubtful accounts. Billing adjustments result from reimbursements from Third-party Payors that are less than amounts claimed and from where the amount claimed by the Company exceeds the Third-party Payors usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance and adjusts it at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with the Third-party Payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by payor. However, changes to the allowance for billing adjustments and uncollectible accounts, which are recorded in the income statement as a reduction of revenue, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

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

However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests. In addition to the allowance for billing adjustments, the Company records an allowance for uncollectible accounts receivable for wholesale (sales to distributors) sales and certain patient billings. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future.

At December 31, 2016 and 2015, the allowance for uncollectible accounts receivable on commercial and wholesale accounts and patient billings total $2,481 and $1,996, respectively.

As of December 31, 2016, the Company believes its accounts receivable is reasonably stated at its net realizable / collectible value and has an adequate allowance for billing adjustments relating to all known insurance disputes and refund requests.

At December 31, 2016 and 2015, the Company recorded a liability for deferred revenue in the amount of $54 and $89, respectively. Deferred revenue represents amounts paid by Third-party Payors for consumable supplies that were not yet shipped to patients as of that date.

Deferred Insurance Reimbursement

During the first quarter of 2016, the Company collected $880 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for billing adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880 insurance reimbursement as a deferred insurance liability. However, the Company is disputing the refund request and has initiated an internal audit of the reimbursement to determine that the original sales arrangement was properly executed, the products had been shipped and title was transferred (or rental services were rendered), the price of the products or services and the reimbursement rate is fixed and determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company will record the appropriate amount as net revenue when such internal audit is complete and the Company’s claim to the amount is reasonably assured. No further communication has been received from the insurance company regarding the payment or requested refund.

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

Finished goods at December 31, 2016 and 2015 includes products (finished goods, parts and supplies) held at the Company’s headquarters and, at December 31, 2014, finished goods at different locations by health care providers or other third parties for rental or sale to patients (field inventory). During 2015 the Company ramped up the EZ Rx Prescribe program, whereby the NexWave electrotherapy device is sold by prescription and is shipped from the Company manufacturing facilities. During 2016 the EZ Rx Prescription program represented nearly 100% of orders. As a result, the Company is no longer holding substantial field inventory at different locations by healthcare or third party providers.

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

Total gross inventories at December 31, 2016 included $17 of finished goods and work in process and $90 of parts and supplies as compared to December 31, 2015, which included $102 of finished goods and $231 of parts and supplies. This difference reflects the limited inventory due to continued financial constraints.

On December 31, 2016, the Company did not have open inventory purchase commitments due to prepayment requirements with vendors.

Stock -based Compensation

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

The Company accounts for uncertain tax positions through recognition of a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2016 and 2015, the Company had accrued unrecognized tax benefits, penalties and interest of $129 and $250, respectively. The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2010 through the current period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the reports there on of EKS&H, LLLP and GHP Horwath, P.C., are filed as part of this report starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on the Company’s Current Report on Form 8-K dated December 31, 2016, GHP Horwath, P.C. notified the Company that it had chosen to not stand for re-appointment. Subsequently, as reported on Form 8-K dated January 16, 2017, the Company appointed EKS&H, LLLP as its independent registered public accounting firm. During the Company’s fiscal years ended December 31, 2016 and 2015, and through the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses in our internal control over financial reporting disclosed in the Company’s Form 10-K for the years ended December 31, 2015 and 2014, and as discussed further below.

On the Company’s Annual Report on Form 10-K for the years ended December 31, 2015 and 2014, the Company disclosed the following control deficiencies that represented a material weakness as of December 31, 2015 and 2014, which had not been remediated through December 31, 2016:

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

ITEM 9A. CONTROLS AND PROCEDURES

We do not have an independent board or audit committee.  Applicable SEC legal requirements do not require us to have an audit committee or independent board members; as such requirements are applicable only to companies listed on stock exchanges, such as NASDAQ or NYSE MKT.

Disclosure Controls and Procedures

We, under the supervision and with the participation of our management, including our President and Chief Executive Officer, who acts as our principal executive and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, due to the material weaknesses in our internal control over financial reporting, which are described below.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period s specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our President and Chief Executive Officer, who also serves as our principal executive and financial officer, conducted an evaluation of the effectiveness of our ICFR based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described below, our President and Chief Executive Officer concluded that our ICFR was not effective as of December 31, 2016, based on those criteria.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment, management identified the following control deficiencies that represent material weaknesses as of December 31, 2016:

35

·

In connection with the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2016, management identified a material weaknesses in internal control over financial reporting. As of December 31, 2016 Management determined that the design and operating effectiveness of the Company’s controls over the financial statement close process related to the timely account reconciliation, analysis and assessment of key accounting estimates and financial reporting and disclosure was not in place. This was directly impacted by a limitation on current accounting resources and staffing resulting in limited capabilities for us to conduct independent reviews over the preparation of the related work product. Management has identified remediation efforts which we plan to implement during 2017 to address this weakness.

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

·

We have a material weakness due to lack of segregation of duties. In October 2015, we discontinued the employment of the person who then served as our Chief Financial Officer, and our Principal Financial Officer. Since then, we have hired a permanent Vice President of Finance; however, our President and Chief Executive Officer assumed the role of Principal Financial Officer, in addition to that of Principal Executive Officer. This one person is also involved in the processing our banking transactions, has overall supervision and review of all cash disbursements and cash receipts, and has responsibility for the overall accounting and approval process. Therefore, while there are some compensating controls in place, we cannot ensure effective segregation of accounting duties

Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, fairly present our financial position, results of our operations and cash flows for the years covered thereby in all material respects.

We are committed to improving our ICFR.  As part of this control improvement, we plan to (1) hire a Chief Financial Officer, who will also serve as Principal Financial Officer, (2) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to the Company), (3) hire additional qualified accounting personnel, and (4) retain and utilize an outside independent consulting firm to assist us with assessing and testing the effectiveness of our ICFR (when funds and/or additional resources are available to the Company) .  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding ICFR due to the permanent exemption from such requirement for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our ICFR during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our ICFR.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs that follow provide information concerning each of our directors and executive officers at March 31, 2017. There was no agreement or understanding between the Company and any director, or executive officer pursuant to whom he was selected as an officer or director.

		Director
Name	Age	Since	Position or Office
Thomas Sandgaard	58	1996	President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer and Chairman

Thomas Sandgaard founded the Company in 1996 after a successful European-based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard has been our President, CEO and Chairman since 1996.  Mr. Sandgaard is and has been our only member of the board of directors. Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from University of Southern Denmark and an MBA from Copenhagen Business School. Mr. Sandgaard founded the Company’s business in 1996 and has been the president, CEO and chairman of the board since the business was founded. Mr. Sandgaard currently does not hold, and has not held in the past five years, directorships with any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Qualifications : Mr. Sandgaard founded the Company in 1996 and has served as our CEO for our entire history. Mr. Sandgaard has tremendous knowledge of our products, industry and the history of our Company. Mr. Sandgaard provides the Company and Board with significant strategic vision and strong leadership.

Audit Committee

The Company does not have a separately designated Audit Committee. Instead, Mr. Sandgaard, serving as our sold member of our board of directors, acts as the Company’s audit committee.  Consequently the Company does not currently have an independent functioning audit committee or a designated audit committee financial expert.

Director Nominations by Shareholders

We do not have procedures by which a security holder may recommend director nominees to our Board of Directors.

The Company Has Never Held A Stockholders’ Meeting and Has No Plans To Do So

We have never held a stockholders’ meeting and do not have plans to hold a meeting in 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2016 and 2015:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Thomas Sandgaard (1)	2016	380,380			16,202	(1)	396,582
Chief Executive Officer	2015	429,254	—	—	13,408	(1)	442,662
Michael Hartberger(2)	2016	60,250					60,250
Brian Alleman (3)	2015	173,517					173,517

(1)	Mr. Sandgaard’s salary includes $14,250 of deferred compensation, which during January 2016, Mr. Sandgaard elected to receive a stock option* to purchase 203,517 shares of our common stock at a strike price of $.14 per share as payment of the deferred compensation due to Mr. Sandgaard. We pay for 100% of Mr. Sandgaard’s health and dental insurance. In addition, one company vehicle and two home telephone lines are provided to Mr. Sandgaard at our expense.
(2)	Mr. Hartberger’s employment as Chief Operating Officer of the Company was discontinued effective May 16, 2016
(3)	Mr. Alleman’s employment as Chief Financial Officer of the Company was discontinued effective October 8, 2015

*	The option awards represent the grant date fair value of stock options granted in accordance with Accounting Standards Codification (ASC) Topic 718. See Note 6 of the Consolidated Financial Statements for additional information.

Named Executive Officer Employment Arrangements and Option Awards

The Company does not have any employment agreements with any Named Executive Officers.

During January 2016, Mr. Sandgaard elected to receive a stock option to purchase 203,517 shares of our common stock at a strike price of $0.14 per share as payment of deferred salary in the amount of $14,250 due to Mr. Sandgaard.

On January 12, 2016 Mr. Hartberger was granted 200,000 options with a strike price of $0.39. The grant was pursuant to the terms of his initial employment arrangement and has expired as a result of his termination of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options for each executive officer named in the Summary Compensation Table as of December 31, 2016:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date
Thomas Sandgaard	285,000	95,000	(2)	$0.22	October 31, 2023
	203,571	0	(3)	$0.14	January 2, 2026
Brian Alleman	0	350,000	(4)	$0.24	April 8, 2016
	0	10,000	(4)	$0.18	April 8, 2016

(1)	Options vest at a rate of 25% per year, commencing on the grant date.
(2)	On October 31, 2013, Mr. Sandgaard was granted 285,000 options with a strike price of $0.22, with a vesting contingent on achieving certain financial performance metrics. As of December 31, 2015, 190,000 options remain active.
(3)	On January 2, 2016 Mr. Sandgaard was granted 203,571 options with a strike price of $0.14.
(4)	On August 8, 2014 Mr. Alleman was granted 350,000 options with a strike price of $0.24 and on November 18. 2014 was granted 10,000 options with strike price of $0.18.

Director Compensation

During the 2016 fiscal year, the Company’s sole director was also an employee. Therefore, during 2016 the Company did not provide compensation to any non - employee person serving on its Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of our common stock as of March 22, 2017 by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors at March 22, 2017, (iii) our executive officers as of March 28, 2017 and (iv) all directors and executive officers named as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons. The address of each person listed in the table is 10000 Park Meadows Dr., Lone Tree, CO 80124.

Name	Number of Shares Beneficially Owned	Percent Of Class (2)
Thomas Sandgaard (2)	17,584,571	54.9%
All Directors and Named Executive Officers As a Group	17,701,659	55.2%

(1)	Based on 31,271,234 shares of our common stock outstanding on March 26, 2017.
(2)	Includes 4,888,571 stock options exercisable within 60 days of March 26, 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2016 regarding shares of common stock available for issuance under our equity incentive plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
Equity Compensation Plans Approved by Shareholders (1)	1,311,250	$0.46	—
Equity Compensation Plans not approved by Shareholders	879,000	0.26	—
Total	2,190,250	$0.40	—

(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005. As of December 31, 2014, the 2005 Stock Option Plan expired, although persons holding vested options under the 2005 Stock Option Plan continue to hold those options in accordance with the terms of their contractual agreement(s).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We employ Mr. Sandgaard’s sons. The following table sets forth the compensation for services rendered in 2016 and 2015:

Name and Principal Position	Year	Salary ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Joachim Sandgaard - Information systems manager	2016	95,658	(2)	—	7,092	(1)	102,750
Joachim Sandgaard - Information systems manager	2015	58,457	(2)	—	3,072	(1)	61,529
Martin Sandgaard—Outside sales, marketing support and website/graphic design	2016	44,474		—	7,109	(1)	51,583
Martin Sandgaard—Outside sales, marketing support and website/graphic design	2015	17,425		—	6,083	(1)	23,508

(1)	Includes health and dental insurance provided by the Company
(2)	To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into 3 year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.

Director Independence

Mr. Sandgaard is not an independent director as defined in rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following presents fees for professional services rendered by our independent registered public accounting firms (GHP, HORWATH P.C., EKS&H, LLLP) for each of the years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees	$106,300	$111,200
Tax Fees	5,000	—
All Other Fees	—	—

Total	$111,300	$111,200

As discussed above and in the Forms 8-K reporting events of December 31, 2016 and January 16, 2017, GHP Horwath, P.C. served as our independent registered public accounting firm from December 2006 to December 2016.

EKS&H, LLLP serves as our independent registered public accounting firm beginning January 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:

Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated March 9, 2012, among Zynex NeuroDiagnostics, Inc., NeuroDyne Medical Corp. and the shareholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 13, 2012)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.1†	Amended and Restated Employment Agreement, dated August 11, 2011, between Zynex, Inc. and Thomas Sandgaard (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.2†	Offer Letter, dated August 16, 2010, between Zynex, Inc. and Anthony Scalese (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 24, 2010)

10.3†	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

10.4†	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.6	Loan and Security Agreement, dated December 19, 2011, among Zynex, Inc. Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc. and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011)

10.7	Amendment No.1 to Loan and Security Agreement, dated May 31, 2013, among Zynex, Inc. Zynex Medical, Inc. Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions, Inc. Zynex Billing and Consulting, LLC and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.8	Office Lease, effective May 1, 2013, between Public Service Credit Union and Zynex Medical, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.9	Lease Termination Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.10	Park Meadows Corporate Center III and IV Office Lease Between Public Credit Service Credit Union (Landlord) and Zynex Medical, Inc. (Tenant) . (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.11	Forbearance Agreement, effective December 17, 2014, between Zynex, Inc. and Triumph Community Bank, N.A., dba Triumph Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014)

10.12	Amendment No. 1 To Forbearance Agreement dated March 27, 2015. (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on March 31, 2015)

10.13	Amendment No. 2 To Forbearance Agreement dated June 30, 2015. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on August 14, 2015)

10.14	Amendment No. 3 To Forbearance Agreement dated September 30, 2015. (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 17, 2015)

10.15	Amendment No. 4 To Forbearance Agreement dated December 15, 2015. (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 31, 2015)

10.16	Amendment No.5 To Forbearance Agreement dated March 28, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10K filed on March 31, 2016)

10.17	Amendment No. 6 to Forbearance Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.18	Amendment No. 7 to Forbearance Agreement dated September 29, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.19	Amendment to Lease Agreement dated August 12, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.20	Amendment No.8 To Forbearance Agreement dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 16, 2016)
10.21*	Amendment No.9 To Forbearance Agreement dated April 11, 2017 (filed herewith Exhibit 10.21)

11.1	Employment Offer Letter to Michael Hartberger dated January 9, 2016 (incorporated by reference to Exhibit 11.1 to the Company’s Report on Form 10K filed on March 31, 2016)

Exhibit Number	Description

21*	Subsidiaries of the Company

23*	Consent of EKS&H LLLP

24*	Consent of GHP HORWATH, P.C.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: April 17, 2017	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President Chief Executive Officer, Principal Executive Officer, Chief Financial Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
April 17, 2017	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer and Principal Financial Officer,

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zynex, Inc.

Lone Tree, Colorado

We have audited the accompanying consolidated balance sheet of Zynex, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, cash flows, and stockholders’ deficit for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Zynex, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is operating under forbearance arrangements with respect to its credit agreement and has been unable to secure adequate alternative financing. In addition, the Company has suffered recurring operating losses, has a net capital deficiency, and its need for additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters also are discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EKS&H LLLP

April 17, 2017

Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Zynex, Inc.

We have audited the accompanying consolidated balance sheet of Zynex, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, cash flows and stockholders’ deficit for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred significant losses in 2015 and has limited liquidity. In addition, the Company is in default of its secured line of credit and as a result, if its lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from its creditors. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado

April 17, 2017

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$247	$8
Accounts receivable, net	3,028	2,426
Inventory, net	107	305
Prepaid expenses	40	27
Total current assets	3,422	2,766
Property and equipment, net	580	801
Deposits	55	55
Intangible assets, net	34	74
Total assets	$4,091	$3,696
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Line of credit	$2,771	$4,002
Current portion of capital leases	118	109
Accounts payable	2,879	2,477
Deferred revenue	54	89
Deferred insurance reimbursement	880
Income taxes payable	94	79
Accrued payroll and payroll taxes	732	484
Other accrued liabilities	217	299
Total current liabilities	7,745	7,539
Capitalized leases, less current portion	136	216
Warranty liability	12	12
Total liabilities	7,893	7,767
Stockholders’ (Deficit) :
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,271,234 shares issued and outstanding	31	31
Paid-in capital	6,032	5,832
Accumulated deficit	(9,776)	(9,845)
Total Zynex, Inc. stockholders’ deficit	(3,713)	(3,982)
Non-controlling interest	(89)	(89)
Total Stockholders’ deficit	(3,802)	(4,071)
	$4,091	$3,696

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016  and 2015

	2016	2015
Net revenue:
Rental	$4,409	$2,480
Product and supply	8,886	7,989
Pharmacy and other	18	1,172
	13,313	11,641
Operating Expenses
Cost of revenue – rental, product and supply	(3,517)	(4,937)
Selling, general and administrative expenses	(9,156)	(9,185)
Income (loss) from operations	640	(2,481)
Other income (expense):
Interest expense	(352)	(503)
Other income (expense)	(204)	(7)
	(556)	(510)
Income (loss) before income taxes	84	(2,991)
Income tax benefit (expense)	(15)	57
Net income (loss)	69	(2,934)
Plus: Net loss – non-controlling interest	—	23
Net income (loss) – attributable to Zynex, Inc.	$69	$(2,911)
Net income (loss) per share – attributable to Zynex, Inc.:
Basic	$0.00	$(0.09)
Diluted	$0.00	$(0.09)
Weighted average number of common shares outstanding:
Basic	31,271,234	31,271,234
Diluted	31,271,234	31,271,234

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Cash flows from operating activities:
Net income (loss)	$69	$(2,934)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Depreciation expense	395	367
Write-off rental units	30	—
Loss on the disposal of property and equipment	22
Provision for losses on accounts receivable	1,433	1,040
Amortization of intangible assets	40	57
Provision for obsolete inventory	—	28
Employee stock-based compensation and warrant expense	200	130
Changes in operating assets and liabilities:
Accounts receivable	(2,018)	(277)
Inventory	198	1,602
Prepaid expenses	(14)	223
Income tax receivable	—	268
Deposits and other current assets	—	(53)
Deferred revenue	845	(23)
Accounts payable	402	(67)
Accrued liabilities	167	(20)
Net cash provided by operating activities	1,769	341
Cash flows from investing activities:
Net disposals of equipment	—	9
Change in inventory used for rental	0	99
Purchases used for rental	(226)
Net cash (used in) provided by investing activities	(226)	108
Cash flows from financing activities:
Net repayments on line of credit	(1,232)	(440)

Payments on notes payable and capital lease obligations	(72)	(64)
Net cash used in financing activities	(1,304)	(504)
Net increase (decrease) in cash	239	(55)
Cash at the beginning of the period	8	63
Cash at the end of the period	$247	$8
Supplemental cash flow information:
Interest paid	$351	$503

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2016 AND 2015

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
January 1, 2015	31,171,234	$31	$5,702	$(6,934)	$(66)	$(1,267)

Employee stock-based compensation expense	—	—	130	—	—	130
Net loss	—	—	—	(2,911)	(23)	(2,934)
December 31, 2015	31,271,234	31	5,832	(9,845)	(89)	(4,071)
Employee stock-based compensation expense	—	—	185	—	—	185
Service provider warrant expense			15			15
Net income	—	—	—	69		69
December 31, 2016	31,271,234	$31	$6,032	$(9,776)	$(89)	$(3,802)

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

(1) ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENT’S PLANS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Lone Tree, Colorado.  The Company operates in one primary business segment, Electrotherapy and Pain Management Products.  As of December 31, 2016, the Company’s active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation), Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation) and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

During 2016 and 2015 revenues earned by ZMI totaled 99.7% and 99.6%, respectively. The ZMI dba Pharmazy operations represented 0.1% and 9.7% of revenues during 2016 and 2015, respectively.

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

ZND was formed in 2011 to market electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide. In 2014, the Company decided to no longer focus on selling this product line (no significant revenue was generated during 2015 or 2014). ZBC was formed in 2012 to provide medical billing and consulting services. The Company stopped offering billing and consulting services in April 2015. No significant revenue was generated in 2016 and 2015.

In 2016 and 2015, the Company generated substantially all of its revenue in North America from sales and rentals of its products to patients, dealers and health care providers.

Management Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the years ended December 31, 2016 and 2015, the Company reported net income of $69 and net losses of $2,911, respectively. As of December 31, 2016 the Company had no available borrowing under its line of credit although, based on an interim agreement with the bank (which expired March 31, 2017), the lender continues to release cash collateral to the Company based on the Company’s cash collections. The Company’s working capital deficit at December 31, 2016 totaled $(4,323) as compared to ($4,773) at December 31, 2015, a decrease of $450. In addition, the Company is in default of its secured line of credit and as a result, if its lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from its creditors. These losses, limited liquidity and significant working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s operating plans for 2016 emphasized revenue growth and cash flow; focusing its attention on increasing the number of sales representatives, promoting its EZ Rx Prescription program (see description below), continued improvements to its billing organization and processes and reducing and controlling its administrative expenses.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Total net revenue for the year ended December 31, 2016 was $13,313 compared to $11,641 in 2015. This is a significant decline from revenues in 2013 and 2012 of approximately $21.7 million and $39.7 million, respectively. The primary reasons for the decline in revenue were (i) the impact of Medicare and healthcare reform, (ii) a loss of Zynex’s independent sales force to sell transdermal compounded pain cream from competing pharmacies rather than focusing on selling the Company’s Electrotherapy products and (iii) in the latter part of 2012, the elimination of Medicare reimbursement for transcutaneous electrical nerve stimulation (TENS) Electrotherapy products for low-back pain while still covering TENS for other indications. Medicare also continued increasing the requirements for paperwork and documentation in connection with reimbursement requests. As a result, late in 2013 Zynex began declining orders for Medicare and Medicaid patients. Commercial and workers’ compensation insurance plans continue to reimburse at similar levels as in previous years and have not adopted Medicare’s limited coverage.

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

During the fourth quarter of 2015, the electrotherapy industry experienced a significant development when the Company’s largest competitor (DJO/Empi) announced the closure of their Empi electrotherapy division. Empi previously held a large share of the electrotherapy market. Management believes this presents a significant growth opportunity for the Company. The Company has recruited over many former Empi sales representatives, including those in areas where we had no previous representation. In addition, during 2016, Company orders steadily increased as compared to 2015. To focus on growth and the potential for future positive cash flow, the Company has committed its limited resources to the new salesforce, including the supporting product production and supporting administrative (customer service and billing) personnel.

The Company is not in compliance with the financial covenants under the terms of its line of credit with TBK Bank, SSB (the “Lender”).  In July 2014, the Lender notified the Company that it would no longer make additional loans under the credit agreement and that it was exercising its default remedies under the credit agreement, including, among others, accelerating the repayment of all outstanding obligations under the credit agreement and collecting the Company’s bank deposits to apply towards the outstanding obligations.  The Lender agreed to forbear from the exercise of its rights and remedies under the terms of the credit agreement through June 30, 2017 and continues to release cash collateral to the Company based on the Company’s cash collections. The Company is obligated to decrease the Lender’s outstanding balance by at least $100 per month. As of March 31, 2017, the Company had $2,200 of outstanding borrowings under the credit agreement. This reduction in the line of credit primarily results from increased accounts receivable collections principally from a single insurance carrier, and proceeds from a private placement completed through Newbridge Securities Corporation in February 2017. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and continued extension of the forbearance agreement. However, no assurance can be given that the Lender will continue to release cash collateral, or that the parties will agree on a repayment plan acceptable to the Company.

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

The Company’s business plan for 2017 focuses on the Company’s effort to attain external financing, the Lender’s continued support, the vendors continued support and attaining positive cash flow from organic growth. The accomplishment of organic growth in revenues and cash flows is dependent on taking advantage of the Empi opportunity and the increased number of sales representatives, using its EZ Rx Prescription program and continued improvements to its billing organization and processes. The Company’s long-term business plan contemplates organic growth in revenues through an increase in the electrotherapy market share and the addition of new products such as the ZMS Blood Volume Monitor.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

The Company has and will continue to seek external financing and monitor and control its sales growth, product production needs and administrative costs going forward. If the Company continues to increase its revenue while controlling its administrative costs, the Company will return to profitability in future years as of appears in 2016. The Company believes that as a result of the growth opportunities coupled the reduced administrative expenses, the securing of additional capital, the continued support of our Lender, and the continued support of our vendors to work with Company on the slow payment of past due bills; that the Company’s cash flows from operating activities will be sufficient to fund the Company’s cash requirements through the next twelve months. Management believes that its cash flow projections for 2017 are achievable and that sufficient cash will be generated to meet the Company’s currently restrained operating requirements. Such cash is projected to be generated by securing external financing, retaining the continued support of the Lender and vendors, and increasing cash flow from operations generated from organic growth. There is no guarantee that the Company will be able to meet the requirements of its 2017 cash flow projections or that it will be able to address its working capital shortages; the principal component of which is the negative working capital (principally the line of credit and past due accounts payable which are considered a current liability in their entirety).

There can be no assurance that the Company will be able to secure additional external financing, the Lender will continue to release cash collateral, the vendors will continue to work with slow repayment terms, and the sales and cash flow growth are attainable and sustainable. The Company’s dependence on operating cash flows means that risks involved in the Company’s business can significantly affect the Company’s liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect the Company’s projected revenues, cash flows from operations and liquidity, which may force the Company to curtail its operating plan or impede the Company’ growth.

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

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for billing adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, the life of its rented equipment, stock-based compensation, and valuation of long-lived assets and realizability of deferred tax assets.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenue Recognition, Allowance for Billing Adjustments and Collectability

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists, 2) products have been shipped and title has transferred, or rental services have been rendered, 3) the price of the products or services is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when medical units and supplies are shipped or, for medical units sold from consigned inventory, when it receives notice that the product has been prescribed and delivered to the patient. The Company, prior to recognizing revenue verifies the patient’s insurance coverage or obtained the insurance company preauthorization, when required. Revenue from supplies is recognized upon shipment. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions and, for wholesale customers and patient billings, an allowance for uncollectible accounts. The Third-party Payor reimbursement deductions are known throughout the health care industry as “billing adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from Third-party Payors. The nature of these receivables within the medical industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by Third-party Payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for billing adjustments and an allowance for doubtful accounts. Billing adjustments result from reimbursements from Third-party Payors that are less than amounts claimed and from where the amount claimed by the Company exceeds the Third-party Payors usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance and adjusts it at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with the Third-party Payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by payor. However, changes to the allowance for billing adjustments and uncollectible accounts, which are recorded in the income statement as a reduction of revenue, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests. In addition to the allowance for billing adjustments, the Company records an allowance for uncollectible accounts receivable for wholesale (sales to distributors) sales and certain patient billings. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future.

At December 31, 2016 and 2015, the allowance for uncollectible accounts receivable on commercial and wholesale accounts and patient billings total $2,481 and $1,996, respectively.

As of December 31, 2016, the Company believes its accounts receivable is reasonably stated at its net realizable / collectible value and has an adequate allowance for billing adjustments relating to all known insurance disputes and refund requests.

At December 31, 2016 and 2015, the Company recorded a liability for deferred revenue in the amount of $54 and $89, respectively. Deferred revenue represents amounts paid by Third-party Payors for consumable supplies that were not yet shipped to patients as of that date.

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2016, include cash, accounts receivable, accounts payable and income taxes, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at December 31, 2016, also include the line of credit and capitalized leases, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

Deferred Insurance Reimbursement

During the first quarter of 2016, the Company collected $880 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for billing adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880 insurance reimbursement as a deferred insurance liability. However, the Company is disputing the refund request and has initiated an internal audit of the reimbursement to determine that the original sales arrangement was properly executed, the products had been shipped and title was transferred (or rental services were rendered), the price of the products or services and the reimbursement rate is fixed and determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company will record the appropriate amount as net revenue when such internal audit is complete and the Company’s claim to the amount is reasonably assured. No further communication has been received from the insurance company regarding the payment or requested refund.

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

Finished goods at December 31, 2016 and 2015 includes products (finished goods, parts and supplies) held at the Company’s headquarters and, at December 31, 2014, finished goods at different locations by health care providers or other third parties for rental or sale to patients (field inventory). During 2015 the Company ramped up the EZ Rx Prescribe program, whereby the NexWave electrotherapy device is sold by prescription and is shipped from the Company manufacturing facilities. In 2016, 99.9% of Company sales use the EZ Rx Prescription program. As a result, the Company is no longer holding substantial field inventory at different locations by healthcare or third party providers.

During 2014 and 2015, in conjunction with the introduction and ramp up of the EZ Rx Prescribe program, industry conditions driven by health care reforms and the ongoing evaluation of field inventory, the Company provided significant allowances for field inventory. During the fourth quarter of 2015 the Company wrote off the remaining non-productive field inventory, resulting in writing-off and/or providing an allowance field inventory of $1,256 during 2015. This amount is included within cost of revenue – rental, product and supply within the consolidated statement of operations.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Total gross inventories at December 31, 2016 included $17 of finished goods and work in process and $90 of parts and supplies as compared to December 31, 2015, which included $102 of finished goods and $231 of parts and supplies.

On December 31, 2016, the Company did not have open inventory purchase commitments due to prepayment requirements with vendors.

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

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2016 and 2015 was approximately $116 and $78, respectively.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Research and Development

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2016 and 2015 was approximately $256 and $256, respectively. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.

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

The Company accounts for uncertain tax positions through recognition of a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2016 and 2015, the Company had accrued unrecognized tax benefits, penalties and interest of $129 and $250, respectively. The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2012 through the current period.

Foreign Currency Transactions

Foreign currency transaction gains and losses are included in other income (expense) in the accompanying consolidated statements of operations. Foreign currency transaction gains for the years ended December 31, 2016 and 2015 were insignificant.

Recent Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our financial condition, results of operations and cash flows.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU2016-09"), Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 address multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statements of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial condition, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU No. 2015-17"). ASU No. 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet and is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. It may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the effect of this updated guidance on the disclosures in the footnotes to the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company is adopting this updated guidance on the disclosures in the footnotes to the Company’s consolidated financial statements.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

(3)   PROPERTY AND EQUIPMENT

Cost, accumulated depreciation, and the related estimated useful lives of property and equipment as of December 31, 2016 and 2015 are as follows:

	2016	2015	Useful lives
Office furniture and equipment	$911	$911	3-7 years
Rental inventory	1,411	1,216	5 years
Vehicles	76	76	5 years
Leasehold improvements		104	2-6 years
Assembly equipment	125	125	7 years
	2,523	2,432
Less accumulated depreciation	(1,943)	(1,631)
	$580	$801

Depreciation expense recorded on property and equipment for 2016 and 2015 totaled $395 and $367, respectively of which $251 and $142, respectively of rental inventory depreciation was included in cost of revenues.

(4)  INTANGIBLE ASSETS

At December 31, 2016 and 2015, intangible assets consist of the following

	Amortization
	Life Years	2016	2015
Software and development costs	5	$325	$325
Less: accumulated amortization		(291)	(251)
Total intangible assets, net		$34	$74

The software and development costs are amortized over 5 years. Amortization expense totaled $40 and $57 for 2016 and 2015, respectively.

(5) LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method. The effects of potential common stock equivalents, related to outstanding options for the years ended December 31, 2016 and 2015, totaling 2,190,250 and 1,685,250 , respectively, have not been included in the computation of diluted net earnings (loss) per share because the impact of the potential shares would decrease the earnings ( loss ) per share.

The calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
BASIC
Net earnings (loss) attributable to common stockholders	$69	$(2,911)
Weighted average shares outstanding—basic	31,271,234	31,271,234
Net earnings (loss) per share—basic	$0.00	$(0.09)
DILUTED
Net earnings (loss) attributable to common stockholders	$69	$(2,911)
Weighted average shares outstanding—basic	31,271,234	31,271,234
Weighted average shares outstanding, diluted	31,271,234	31,271,234
Net earnings (loss) per share, diluted	$0.00	$(0.09)

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

For the years ended December 31, 2016 and 2015, the Company recorded compensation expense related to stock options of $200 and $130, respectively, in selling, general and administrative expenses.

During the years ended December 31, 2016 and 2015, the Company granted options to purchase up to 879,000 and 629,000 shares of common stock, respectively, to employees at a weighted average exercise that ranged from $0.14 to $0.39 per share in 2016 and $0.17 to $0.45 per share in 2015. The 2016 grants were issued as non-qualified stock options.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the years ended December 31, 2016 and 2015:

	2016	2015
Weighted average expected term	6.25 years	4.71 years
Weighted average volatility	122%	132%
Weighted average risk-free interest rate	1.48%	1.25%
Dividend yield	0%	0%

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

A summary of stock option activity under the Option Plan for the years ended December 31, 2016 and 2015 are presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,841,769	$0.59
Granted	629,000	$0.43
Exercised	—
Forfeited	(785,519)	$0.74
Outstanding at December 31, 2015	1,685,250	$0.46	6.8 Years	$—
Exercisable at December 31, 2015	1,013,095	$0.55	6.2 Years	$—

Outstanding at January 1, 2016	1,685,250	$0.46
Granted	879,000	$0.26
Exercised	(1,000)	$0.15
Forfeited	(373,000)	$0.33
Outstanding at December 31, 2016	2,190,250	$0.40	6.7 Years	$—
Exercisable at December 31, 2016	1,617,797	$0.45	6.1 Years	$—

A summary of status of the Company’s non-vested share awards as of and for the years ended December 31, 2016 are presented below:

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	672,155	$0.31
Granted	879,000	$0.26
Vested	(652,702)	$0.26
Exercised	(1,000)	$0.15
Forfeited	(326,000)	$0.36
Non-vested at December 31, 2016	571,453	$0.27

As of December 31, 2016, the Company had approximately $79 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of approximately three years.

(7)  INCOME TAXES

Income tax (benefit) expense consists of the following for the years ended December 31, 2016 and 2015:

	2016	2015
Current tax (benefit) expense:
Federal	$15	$(57)
State	—	—
Penalties and interest	—	—
	15	(57)
Deferred tax (benefit) expense:
Federal	(558)	(992)
State	(38)	(68)
Valuation allowance	596	1,060
	—	—
	$15	$(57)

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

A reconciliation of income tax computed at the U.S. statutory rate of 34% to the effective income tax rate is as follows:

	2016	2015
Statutory rate	34%	(34)%
State taxes	3	(3)
Permanent differences and other	2	2
Change in valuation allowance	(21)	35
Effective rate	18%	0%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2016 and 2015 are as follows:

	2016	2015
Current deferred tax assets (liabilities):
Accrued expenses	$51	$22
Deferred insurance reimbursement	322	—
Accounts receivable	907	730
Inventory	20	32
Prepaid expenses	(15)	—
Stock based compensation	108	23
Other	9	9
	1,402	816
Less: Valuation allowance	(1,402)	(816)
Net current deferred tax assets	$—	$—
Long-term deferred tax assets (liabilities):
Amortization	$105	$115
Property and equipment	(115)	(293)
Tax credits and NOL carryforward	4,314	4,482
Net long-term deferred tax liabilities	4,304	4,304
Less: valuation allowance	(4,304)	(4,304)
Net deferred tax assets	$—	$—

The Company has generated a net operating loss carryforward (NOL) for federal income tax purposes of approximately $10,362 as of December 31, 2016, which is available to offset taxable income in the future at various dates through 2035. The Company also has available NOL carryforwards of approximately $19,332 for state purposes, which begin to expire at various dates ranging from five to seven years.

As of December 31, 2016 and 2015, the Company has a valuation allowance of approximately $5.7 million and $ 5.1 million, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income projections and tax planning strategies in making this assessment. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

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

	2016	2015
Uncertain tax benefits at the beginning of the period	$250	$250
Gross decreases for State income tax liabilities	(121)	0
Uncertain tax benefits at the end of the period	$129	$250

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

On July 14, 2014, the Company received notice from the Lender of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has continued to release cash collateral to the Company based on cash collections. However, no assurance can be given that the Lender will continue to release cash collateral or that the parties will agree on a repayment plan acceptable to the Company. If the Lender insists upon immediate repayment, the Company will be insolvent and may be forced to seek protection from creditors.

As of December 31, 2016 $2,771 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of December 31, 2016, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement requires monthly interest payments in arrears on the first date of each month. The Triumph Agreement matured on December 19, 2014. Triumph has agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through June 30, 2017, pursuant to the terms of a the December 16, 2016 forbearance agreement. The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. The Company is obligated to reduce the loan balance by at least $100 each month. In connection with the agreement entered into on March 28, 2016, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250, in exchange for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock.

The Company used the Black Scholes option pricing model to determine the fair value of the stock warrant, using the following assumptions:

Contractual term	5.0 years
Volatility	122.64%
Risk-free interest rate	1.48%
Dividend yield	1.44%

During the twelve months ended December 31, 2016, the Company recorded bank fee expense related to this stock warrant of $15.

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

The Company also leases certain equipment under capital leases which expire on various dates through 2018.  Imputed interest rates on the leases range from approximately 5% to 10%. At December 31, 2016 and 2015, the total recorded cost of assets under capital leases was $254 and $461, and the accumulated depreciation related to these assets totaled $287 and $195, respectively.

The Company entered into a settlement agreement with a vendor and note payable agreement with a former employee totaling $187 included in accounts payable with interest rates ranging from 15% to 18% annually. As of December 31, 2016, future minimum lease payments under non-cancelable notes payable, operating and capital leases are as follows:

	Capital Leases	Operating Leases
2017	$118	$457
2018	136	457
2019	—	—
2020	—	—
Thereafter	—	—
Total future minimum lease payments	254	$914
Less current portion	(118)
Notes payable and other obligations	$136

Rent expense under all operating leases for 2016 and 2015 was approximately $457 and $598, respectively.

(10)  FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities pursuant to accounting guidance which establishes a three-tier fair value hierarchy and prioritizes the inputs used in measuring fair value. These tiers include:

·	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
·	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
·	Level 3: Unobservable inputs are used when little or no market data is available.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis include contingent consideration which as of December 31, 2016 and 2015 totaled none. The fair value of the contingent consideration was determined using a discounted cash flow model at the acquisition date and is revalued at each reporting date. Contingent payments of $0 and $4 were made during the years ended December 31, 2016 and 2015, respectively.

Changes in the fair value of these obligations are recorded as income or expense within the line item “Other income (expense)” in the Company’s consolidated statements of operations. Accretion expense related to the increase in the net present value of the contingent liabilities is also included in the line item “Other income (expense)” in the Company’s consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Changes in the fair value of the Level 3 liabilities for the year ended December 31, 2016, were none.

(11)  STOCKHOLDERS’ EQUITY

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

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

(12) CONCENTRATIONS

The Company sourced approximately 42% of components for its electrotherapy products from one vendor during the years ended December 31, 2016 and 2015, respectively. Management believes that its relationships with suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons, which has caused many of its vendors to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had gross receivables from a private health insurance carrier at December 31, 2016 and 2015 that made up approximately 10% and 5%, respectively, of the net accounts receivable balance.

(13) RETIREMENT PLAN

The Company has adopted a retirement plan with a 401(k) deferred compensation provision effective July 1, 2012. Substantially all full-time employees are eligible to participate in the 401(k) plan as long as they are at least 18 years of age and have completed at least three months of employment. The 401(k) plan provides for contributions by the Company at management’s discretion. The Company made no contributions to this plan in 2016 or 2015.

(14)  LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(15)  RELATED PARTY TRANSACTIONS

The Company employs Mr. Martin Sandgaard and Mr. Joachim Sandgaard, both sons of Thomas Sandgaard. Compensation for 2016 and 2015 totaled $154 and $75, respectively. To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into 3 year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.

The related party payable primarily consisted of advances made to the Company and inventory purchases made on behalf of the Company. During the year ended December 31, 2016, Thomas Sandgaard and an employee advanced the Company and purchased inventory totaling $192 and $148, respectively. During the year ended December 31, 2016, the Company reimbursed Thomas Sandgaard and an employee on advances and purchases totaling $171 and $59, respectively

Accrued liabilities as of December 31, 2016 and 2015 include a net payable to Thomas Sandgaard of $75 and $23 respectively, and $112 payable to an employee as of December 31, 2016.

(16) SEGMENT REPORTING

The Company has one reporting segment, the Electrotherapy and Pain Management segment, which includes the ZMI electrotherapy units and compound pain creams operations that accounted for 99% and 99% of total net revenue for the year ended December 31, 2016 and 2015, respectively. The determination was made based on the fact that the products are marketed through the same sales representatives and to the same medical providers whether the provider writes a prescription for an electrotherapy device or compound pain cream. The revenue generated from the sale of other products and services is not significant.

