Form 10-K/A
period 2016-12-31
ZYNEX INC
filed 2017-04-18
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment is to change the date on the audit report of GHP HORWATH, P.C. from April 17, 2017 to March 31, 2016. No other changes have been made to the Form 10-K as filed.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:

Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated March 9, 2012, among Zynex NeuroDiagnostics, Inc., NeuroDyne Medical Corp. and the shareholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 13, 2012)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.1†	Amended and Restated Employment Agreement, dated August 11, 2011, between Zynex, Inc. and Thomas Sandgaard (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.2†	Offer Letter, dated August 16, 2010, between Zynex, Inc. and Anthony Scalese (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 24, 2010)

10.3†	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

10.4†	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.6	Loan and Security Agreement, dated December 19, 2011, among Zynex, Inc. Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc. and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011)

10.7	Amendment No.1 to Loan and Security Agreement, dated May 31, 2013, among Zynex, Inc. Zynex Medical, Inc. Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions, Inc. Zynex Billing and Consulting, LLC and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.8	Office Lease, effective May 1, 2013, between Public Service Credit Union and Zynex Medical, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.9	Lease Termination Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.10	Park Meadows Corporate Center III and IV Office Lease Between Public Credit Service Credit Union (Landlord) and Zynex Medical, Inc. (Tenant) . (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.11	Forbearance Agreement, effective December 17, 2014, between Zynex, Inc. and Triumph Community Bank, N.A., dba Triumph Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014)

10.12	Amendment No. 1 To Forbearance Agreement dated March 27, 2015. (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on March 31, 2015)

10.13	Amendment No. 2 To Forbearance Agreement dated June 30, 2015. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on August 14, 2015)

10.14	Amendment No. 3 To Forbearance Agreement dated September 30, 2015. (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 17, 2015)

10.15	Amendment No. 4 To Forbearance Agreement dated December 15, 2015. (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 31, 2015)

10.16	Amendment No.5 To Forbearance Agreement dated March 28, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10K filed on March 31, 2016)

10.17	Amendment No. 6 to Forbearance Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.18	Amendment No. 7 to Forbearance Agreement dated September 29, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.19	Amendment to Lease Agreement dated August 12, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.20	Amendment No.8 To Forbearance Agreement dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 16, 2016)
10.21*	Amendment No.9 To Forbearance Agreement dated April 11, 2017 (filed herewith Exhibit 10.21)

11.1	Employment Offer Letter to Michael Hartberger dated January 9, 2016 (incorporated by reference to Exhibit 11.1 to the Company’s Report on Form 10K filed on March 31, 2016)

Exhibit Number	Description

21*	Subsidiaries of the Company

23*	Consent of EKS&H LLLP

24*	Consent of GHP HORWATH, P.C.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

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

