Form 10-Q
period 2017-03-31
ZYNEX INC
filed 2017-05-26
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 17, 2017
Common Stock, par value $0.001	32,048,484

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$462	$247
Accounts receivable, net	2,902	3,028
Inventory, net	128	107
Prepaid expenses	148	40
Total current assets	3,640	3,422
Property and equipment, net	522	580
Deposits	55	55
Intangible assets, net	28	34
Total assets	$4,245	$4,091
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Line of credit	$2,171	$2,771
Current portion of unsecured subordinated promissory notes	288	-
Current portion of capital leases	135	118
Accounts payable	2,521	2,879
Deferred revenue	-	54
Income taxes payable	103	94
Accrued payroll and payroll taxes	642	732
Deferred insurance reimbursement	880	880
Accrued expenses	199	217
Total current liabilities	6,939	7,745
Long-term portion of unsecured subordinated promissory notes	120	-
Obligation to issue common stock to private placement noteholders	255
Capitalized leases, less current portion	88	136
Warranty liability	12	12
Total liabilities	7,414	7,893
Stockholders’ Deficit:
Preferred stock; $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding		-
Common stock, $.001 par value, 100,000,000 shares authorized, 32,048,484 (2017) and 31,271,234 (2016) shares issued and outstanding (1)	32	31
Paid-in capital (1)	6,310	6,032
Accumulated deficit	(9,422)	(9,776)
Total Zynex, Inc. stockholders’ deficit	(3,080)	(3,713)
Non-controlling interest	(89)	(89)
Total stockholders’ deficit	(3,169)	(3,802)
Total liabilities and stockholders’ deficit	$4,245	$4,091

(1)	Zynex issued restricted (144) common stock to investors and private placement agent in the first quarter of 2017.

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	March 31,
	2017	2016
Net revenue:
Product sales	$1,862	$2,583
Product supplies	1,574	894
	3,436	3,477
Operating expenses:
Cost of revenue – rental, product & supply	923	983

Selling, general and administrative expense	2,030	2,844
Income (loss) from operations	483	(350)
Other income (expense):
Interest expense	(121)	(94)

Total other income (expense)	(121)	(94)
Income (loss) before income taxes	362	(444)
Income taxes	(9)	—
Net income (loss)	353	(444)
Plus: Net loss – noncontrolling interest	—	—
Net income (loss) – attributable to Zynex, Inc.	$353	$(444)
Net income (loss) per share – attributable to Zynex, Inc.:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Weighted - average number of common shares outstanding:
Basic	31,417,859	31,271,234
Diluted	31,564,484	31,271,234

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, AMOUNTS IN THOUSANDS)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net cash provided by operating activities	$23	$666
Cash flows from investing activities:
Purchases used for rental	(57)	10
Net cash (used in) provided by investing activities	(57)	10
Cash flows from financing activities:
Payments on line of credit	(600)	(640)
Proceeds from unsecured subordinated promissory notes	1,035
Payment of commission and placement agent fees and related expenses	(155)
Payments on capital leases obligations	(31)	(20)
Net cash (used in) provided by financing activities	249	(660)
Net increase (decrease) in cash	215	16
Cash at the beginning of the period	247	8
Cash at the end of the period	$462	$24
Supplemental cash flow information:
Interest paid	$121	$94

Supplemental disclosure of non-cash activity:

During the three months ended March 31, 2017, the Company completed a private placements memorandum; refer to Note 8 for non-cash activity.

See accompanying notes to unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(1) ORGANIZATION, NATURE OF BUSINESS AND UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Lone Tree, Colorado. The Company operates in one primary business segment, Electrotherapy and Pain Management Products. As of March 31, 2017, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate any revenue during the three months ended March 31, 2016 and 2017 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) is developing a blood volume monitoring device, but it is not yet developed or ready for market and, as a result, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring, the products of which are under development. The Company is currently developing a blood volume monitoring device (Blood Volume Monitor). ZMS produced no revenues during the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017 and 2016, the Company generated substantially all of its revenue (99.99%) in North America from sales and supplies of its products to patients and health care providers.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Amounts as of December 31, 2016, are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which has previously been filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2017 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three ended March 31, 2017, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU No. 2015-17"). ASU No. 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet and is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. It may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this ASU for the first quarter of 2017 and it did not have a material impact on our consolidated financial statements.

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

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(2) BACKGROUND AND MANAGEMENT’S PLANS

Background

For the years ended December 31, 2016 and 2015, we reported net income of $69 and net loss of $2,911, respectively. The Company’s total net revenue for the year ended December 31, 2016 was $13,313 compared to $11,641 in 2015. Revenue has declined significantly from $39.7 million in 2012 due to challenges with the company’s sales force focusing on competing lines of compound pain cream, resulting in significant losses, however revenue has grown consistently since 2014 and the company is now profitable. The Company’s assets, both at December 31, 2016 and at March 31, 2017, are significantly less than the Company’s liabilities, and the Company is dependent on its banking relationship to be able to pay its obligations as they become due.

As described in Item 2, herein, the Company received an investment of $1,035 on February 28, 2017 from 22 investors through NewBridge Securities Corporation, an investment banking firm. The investment has allowed the Company to pay additionally down on its loan with Triumph and build sufficient products to keep up with order demand.

During the fourth quarter of 2015, the electrotherapy industry experienced a significant development when our largest competitor, Empi announced closing their business in the electrotherapy market immediately. Empi previously held a large share of the electrotherapy market. We believe this presents us a significant growth opportunity. Through May 8, 2017, we have recruited 74 former Empi sales representatives, including those in areas where we had no previous representation. To focus on growth and the potential future positive cash flow, we have committed our limited resources to the new salesforce, the supporting product production and supporting administrative (customer service and billing) personnel. Orders had slowed down during 2016 due to lack of available funds to build enough products to fill orders timely and therefore discouraging physicians from sending recurring orders as well as demotivating sales reps to promote our products. Orders in Q3 of 2016 were 5,679, Q4 was 4,355 and orders in Q1 2017 was 3,824. The recent infusion of capital combined with improved cash collections gives the Company an expectation of increasing orders in the near future due to orders being filled instantly and sales reps being provided with demonstration units.

As of March 31, 2017, the Company had no available borrowing under our line of credit (which the lender declared to be in default in July 2014) although, based on an interim agreement with our lender, the lender continues to release cash collateral to us based on our cash collections. The Company’s working capital deficit at March 31, 2017 totaled ($3,514) as compared to ($4,972) at March 31, 2016. In addition, the Company remains in default of its secured line of credit and as a result, if its lender insists upon immediate repayment, the Company will be unable to do so and may be forced to seek protection from its creditors. The Company has not been in compliance with the financial covenants under the agreement with its primary lender since July 2014. See Note 7 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.

The Company’s lack of liquidity and substantial working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Management’s Plans

The Company’s business plan for 2017 focuses on the Company’s effort to grow orders, attain additional financing, the Lender’s continued support, the vendors continued support and attaining positive cash flow from organic growth. The accomplishment of organic growth in revenues and cash flows is dependent on taking advantage of the Empi opportunity and the increased number of sales representatives and continued improvements to its billing organization and processes. The Company’s long-term business plan contemplates organic growth in revenues through an increase in the electrotherapy market share and the addition of new products such as the ZMS Blood Volume Monitor.

The Company has and will continue to seek external financing and monitor and control its sales growth, product production needs and administrative costs going forward. The Company has continued to increase its revenue while controlling its administrative costs and the Company has returned to profitability for the quarter ended March 31, 2017 as compared to the same quarter of the prior several years. The Company believes that:

as a result of the growth opportunities coupled the reduced administrative expenses,

the securing of additional capital, the continued support of our Lender, and the continued support of our vendors to work with Company on the slow payment of past due bills,

that the Company’s cash flows from operating activities will be sufficient to fund the Company’s cash requirements through the next twelve months. Management believes that its cash flow projections for 2017 are achievable and that sufficient cash will be generated to meet the Company’s currently restrained operating requirements. There is no guarantee that the Company will be able to meet the requirements of its 2017 cash flow projections or that it will be able to address its working capital shortages; the principal component of which is the negative working capital (principally the line of credit and past due accounts payable which are considered a current liability in their entirety).

While the results from the Company’s first quarter of 2017 coupled with the last quarter of 2016 are positive as compared to the years of losses before, there can be no assurance that the Company will be able to secure additional external financing if needed, the Lender will continue to release cash collateral, the vendors will continue to work with slow repayment terms, and the sales and cash flow growth are attainable and sustainable. The Company’s dependence on operating cash flows means that risks involved in the Company’s business can significantly affect the Company’s liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect the Company’s projected revenues, and cash flows from operations and liquidity, which may force the Company to curtail its operating plan or impede the Company’ growth.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(3) PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2017 and December 31, 2016, consist of the following:

	March 31, 2017	December 31, 2016	Useful lives
	(UNAUDITED)
Office furniture and equipment	$911	$911	3-7 years
Rental inventory	1,410	1,411	5 years
Vehicles	76	76	5 years
Assembly equipment	125	125	7 years
	2,522	2,523
Less accumulated depreciation	(2,000)	(1,943)
	$522	$580

(4) EARNING (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method for outstanding stock options. For the three months ended March 31, 2017 and 2016, the potential common stock equivalents totaled 2,393,750 and 2,218,250, respectively, and were excluded from the dilutive income (loss) per share calculation as their impacts of the potential shares would decrease the earnings ( loss ) per share.

The calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016
BASIC
Net earnings (loss) attributable to common stockholders	$428	$(444)
Weighted average shares outstanding—basic	31,417,859	31,271,234
Net earnings (loss) per share—basic	$0.01	$(0.01)
DILUTED
Net earnings (loss) attributable to common stockholders	$428	$(444)
Weighted average shares outstanding—basic	31,417,859	31,271,234
Dilutive securities	146,625	—
Weighted average shares outstanding, diluted	31,564,484	31,271,234
Net earnings (loss) per share, diluted	$0.01	$(0.01)

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(5) STOCK-BASED COMPENSATION PLANS

The Company previously reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). The Option Plan expired as of December 31, 2014. Vesting provisions of the expired plan were to be determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant. Since the Option Plan expired, the options granted in 2016 and 2017 have not been approved by the Company’s shareholders and were issued as non-qualified stock options.

In the three months ended March 31, 2017 and 2016, the Company recorded compensation expense related to stock options of $24 and $143, respectively.

During the three months ended March 31, 2017, the Company granted options to purchase up to 165,000 shares of common stock to employees at a weighted average exercise of $0.21 per share. The 2017 grants were issued as non-qualified stock options.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the nine months ended March 31, 2017:

2017
Weighted average expected term	5.19 years
Weighted average volatility	129.04%
Weighted average risk-free interest rate	1.64%
Dividend yield	0%

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(5) STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under all equity compensation plans for the nine months ended March 31, 2017, is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,190,250	$0.40
Granted	165,000	$0.21
Exercised	—	—
Forfeited	(11,500)	$0.21
Outstanding at March 31, 2017	2,343,750	$0.39	6.6 years	$155,146
Exercisable at March 31, 2017	1,693,295	$0.43	5.9 years	$121,466

A summary of status of the Company’s non-vested share awards as of and for the three months ended March 31, 2017, is presented below:

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	572,453	$0.27
Granted	165,000	$0.21
Vested	(86,998)	$0.17
Forfeited	—	$—
Non-vested at March 31, 2017	650,455	$0.27

As of March 31, 2017, the Company had approximately $84 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of approximately 2.55 years.

(6) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 2% for the three month ended March 31, 2017 due to alternative minimum taxes, as the realization of any deferred tax assets is not more likely than not and a full valuation allowance has been recorded by management. The Company paid no income taxes during the three months ended March 31, 2017.

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

On July 14, 2014, the Company received notice from the Lender of an event of default under the Triumph Agreement. The notice relates to the Company’s default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified the Company that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting the Company’s bank deposits to apply towards the outstanding obligations. The Company and the Lender have been discussing the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender has (pursuant to forbearance agreements which have been extended through June 30, 2017) continued to release cash collateral to the Company based on cash collections. As a result of the Company raising capital through a private placement as described in note 8 and increased revenues and cash flow, the Company was able to make a $600 payment to the Lender against the principal amount of the debt during the first three months of 2017 payment against principal.

Notwithstanding the Company’s improved performance in 2017 and expectations for the future, no assurance can be given that the Lender will continue to forbear exercising its default remedies or will continue to make such additional loans based on cash collections or in any other manner, or that the parties will agree on a repayment plan which the Company can meet. If the Lender were to insist upon immediate repayment, the Company may be forced to seek protection from creditors.

ZYNEX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

As of May 10, 2017, $1,978 was outstanding under the Triumph Agreement (as compared to $2,771 at December 31, 2016) and zero was available for borrowing based on the default status. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of March 31, 2017, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement requires monthly interest payments in arrears on the first day of each month. The Triumph Agreement matured on December 19, 2014. Triumph has agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through June 30, 2017, pursuant to the terms of the March 31, 2017 forbearance agreement. The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. The Company is obligated to reduce the loan balance by $100 each month. In connection with the agreement entered into on March 28, 2016, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250, in exchange for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock.

The Company used the Black Scholes option pricing model to determine the fair value of the stock warrant, using the following assumptions:

Contractual term	5.0 years
Volatility	122.44%
Risk-free interest rate	1.00%
Dividend yield	1.44%

During the three months ended March 31, 2016, the Company recorded bank fee expense related to this stock warrant of $15.

(8) PRIVATE PLACEMENT MEMORANDUM

Commencing in November of 2016, the Company conducted a private placement on a “best efforts, minimum-maximum” basis of 12% unsecured subordinated promissory notes, for a minimum of $1,000,000 and a maximum of $1,500,000 pursuant to Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of the 1933 Act (the “Offering”). The Offering was conducted through a FINRA registered broker, Newbridge Securities Corporation (“Newbridge”). On February 28, 2017, the Company conducted a closing under the Offering and issued promissory notes totaling $1,035,000, with a maturity date of June 28, 2018, with the remaining unpaid principal balance due. The Offering requires the Company to make monthly repayment commencing on June 1, 2017, until the Senior Lender has been paid in full, the private placement memorandum limits the funds available for repayment to the note holders to an amount equal to 5% of the Company’s collections received by the Senior Lender during that month.. Newbridge was compensated in connection with sales made in the Offering consisting of (i) a cash amount equaling 10% commissions, a 3% non-accountable expense allowance, and related expenses totaling $154,000 (ii) 776,250 shares of our Common Stock were issued to the placement agent as additional commission and fees totaling $255, and (iii) the Company has an obligation to issue 776,250 shares of the common stock, six months after issuance of the notes to the noteholders which nave initially been recorded as a liability totaling $255. In connection with the Offering, we also paid our Lender $342,000 as repayment of principal and interest on the outstanding obligations. During the three months ended March 31, 2017, the Company recognized $37 debt issuance cost and debt discount amortization expense included in interest expense.

The table below summarizes the cash and non-cash components of the private placement memorandum dated February 28, 2017:

Proceeds from unsecured subordinated promissory notes	$1,035
Less debt issuance costs and discount
Payment of commission and placement agent fees and related expenses	155

Non-cash activity
Common stock issued to placement agent	255
Obligation to issue common stock to private placement noteholders	255
Amortization of issuance costs and debt discount	(38)
Unsecured subordinated promissory notes, net of issuance and debt discount	408

Current portion of unsecured subordinated promissory notes based upon estimated required repayments form expected cash flows	(288)
Long-term portion of unsecured subordinated promissory notes	$120

(9) DEFERRED INSURANCE REIMBURSEMENT

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

(10) CAPITAL LEASES AND OTHER OBLIGATIONS

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

The Company also leases certain equipment under capital leases which expire on various dates through 2018. Imputed interest rates on the leases range from approximately 5% to 10%. At March 31, 2017, the total recorded cost of assets under capital leases was approximately $461. Accumulated depreciation related to these assets totals approximately $310.

(11) CONCENTRATIONS

The Company sourced approximately 33% and 35% of components for its electrotherapy products from one vendor during the three months ended March 31, 2017 and 2016, respectively. Management believes that its relationships with suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons, which has caused many of its vendors to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at March 31, 2017 and December 31, 2016, that made up approximately13% and 10%, respectively, of the net accounts receivable balance.

(12) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(13) RELATED PARTY TRANSACTIONS

The Company employs Mr. Martin Sandgaard and Mr. Joachim Sandgaard, both sons of Thomas Sandgaard. Compensation was $43 and $30 for the three months ended March 31, 2017 and 2016, respectively. To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into 3 year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.

Related party payables primarily consist of advances made to the Company and inventory purchases made on behalf of the Company. Accrued liabilities as of March 31, 2017 and December 31, 2016 include a net payable to Thomas Sandgaard of $23 and $75 respectively, and a net payable to an employee of $109 and $112 respectively. During the three months ending March 31, 2017 the company made a repayment to Thomas Sandgaard and an employee of $52 and $3 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the Company’s difficulty in paying its debts as they become due, the need for additional capital in order to grow our business, our ability to avoid insolvency and engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2016.

These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2016 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission.

General

We operate in one primary business segment, Electrotherapy and Pain Management Products. We have three active subsidiaries: Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation); Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), produced minimum revenues during 2016 and 2017 from international sales and marketing; Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) is developing a blood volume monitoring device, but it is not yet developed or ready for market and, as a result, ZMS has achieved no revenues to date. Our inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. Our compound pharmacy, which operated as a division of ZMI dba as Pharmazy, was closed in January 2016. None of our inactive subsidiaries are expected to produce revenue for the Company in the foreseeable future.

RESULTS OF OPERATIONS (dollars in thousands, except per share data)

Summary

For the three months ended March 31, 2017, income was $353 as compared to a $(444) loss in the same quarter of 2016. This reflects flat net revenue compared to the same period the prior year and decreased cost of revenue, selling, general and administrative expense.

Background

For the years ended December 31, 2016 and 2015, we reported net income of $69 and net loss of $2,911, respectively. As of March 31, 2017 we had a working capital deficit of $(3,514) as compared to $(4,323) at December 31, 2016 and had no available borrowing under our line of credit (which the Lender declared to be in default in July 2014). Based on an interim agreement with our principal lender (Triumph Healthcare Finance, a division of TBK Bank, SSB (formerly known as Triumph Community Bank (the “Lender”)), the Lender continues to release cash collateral to us based on our cash collections. Our historical losses, limited liquidity and continuing working capital deficit, and the possibility for the continuation of losses, limited liquidity, and working capital deficits through 2016 and beyond raise substantial doubt about our ability to continue as a going concern unless we can raise and deploy to operations (not repayment of debt) a significant amount of investment capital in the near future. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our operating plans moving forward through 2017 emphasize revenue growth and cash flow; focusing our attention on increasing the number of sales representatives, continued improvements to our billing organization and processes and reducing and controlling administrative expenses.

Total net revenue for the three months ended March 31, 2017 was $3,436 compared to $3,477 for the three months ended March 31, 2016.

During the years ending December 31, 2016 and 2015, in an effort to minimize the impact of the challenges discussed above, we restructured our internal operations, including manufacturing, billing and customer service; and made reductions in our fixed expenses by cutting our administrative costs relatively flat in 2016 and first quarter of 2017, principally through reductions in headcount and facilities rent. In addition, during the second quarter of 2014 we narrowed our focus to the NexWave, InWave and NeuroMove electrotherapy products and continued to build the sales representative group for our electrotherapy solutions. We continued to narrow our focus by closing our billing consulting services in April 2015 and closing our compound pain cream operations in January 2016.

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

We are obligated to decrease the Lender’s outstanding balance by $100 per month. As of May 3, 2017, we had $1,978 of outstanding borrowings under the credit agreement, as compared to $2,171 at March 31, 2017 and $2,771 as of December 31, 2016. This reduction in the line of credit primarily results from increased accounts receivable collections and proceeds from a private placement completed through Newbridge Securities Corporation in February 2017. The Company and the Lender continue to negotiate the terms of an accelerated repayment of the amounts outstanding under the credit agreement and continued extension of the forbearance agreement. However, no assurance can be given that the Lender will continue to release cash collateral, or that the parties will agree on a repayment plan acceptable to us.

We are actively seeking additional financing through the issuance of debt or equity, but we cannot offer any assurance that we will be able to do so, or if we are able to reach an agreement for a debt or equity investor, that it will be accomplished on reasonable commercial terms. The additional capital is to pay-down in part, refinance or replace the line of credit and to provide the additional working capital necessary to continue our business operations. Our prior net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. We are not certain whether any such financing would be available to us on acceptable terms, or at all. In addition, any additional debt would require the approval of the Lender. A significant component of our negative working capital at March 31, 2017 is the amount due under our line of credit and past due accounts payable, all of which is considered a current liability.

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

Net Revenue

Net revenues are comprised of sales (purchased or rented products, transdermal pain cream sales, and consumable supplies) reduced by estimated Third-party Payors reimbursement deductions and an allowance for uncollectible amounts. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. Net revenue includes the rental of our transcutaneous electrical nerve stimulation (TENS) products, the sale of our TENS products, consumable supplies and transdermal pain creams and, through the first quarter of 2015, our billing consulting services. As of January 2016, we no longer offered our transdermal pain creams for sale and they are not part of our 2017 or 2016 revenue base.

Our electrotherapy products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare insurance providers on behalf of patients. Our electrotherapy products may also be purchased by dealers and distributors. If a patient is covered by health insurance, the Third-party Payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. Under certain Third-party Payor contracts, a rental continues until an amount equal to the purchase price is paid then we transfer ownership of the product to the patient and cease rental charges; while other rentals continue during the period of patient use of the equipment. For all patients using our electrotherapy products, we also sell consumable supplies, consisting primarily of surface electrodes and batteries. Revenue for the electrotherapy products is reported net, after adjustments for estimated insurance company reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the health care industry as “billing adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See Note 2 to the Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete explanation of our revenue recognition policies.

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

As of March 31, 2017, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Net revenue for the three months ended March 31, 2017 and 2016 consisted of the following:

	2017		2016
Product and Rental Sales	$1,862	54.2%	$2,556	73.5%
Supplies Sales	1,574	45.8%	894	25.7%
Pharmazy Sales*	—	0.0%	19	0.6%
Other	—	0.0%	8	0.2%
	$3,436	100.0%	$3,477	100.0%

*	Discontinued in January, 2016.

Overall, net revenue for three months ended March 31, 2017 decreased $41(1%) as compared to $3,477 for three months ending March 31, 2016. The decrease in Product and Rental Sales Revenue for 2017 reflects lower orders total of 3,824 compared to the same period last year of 8,369. Lower orders reflect Zynex’s inability to produce our goods on time to meet the demand for our products. Supplies Sales Revenue for the three months ended March 31, 2017 increased to $1,574 from $894 for the same period in 2016 as a result of an expanded customer base provided by the 83% 2016 orders increase from 2015.

Pharmazy Sales Revenue for 2017 is zero compared to $19 in 2016. This was a result of shutting down this business to focus on our core (Electrotherapy products) and future (blood volume monitor) business.

Other revenue includes billing consulting revenue totaling $0 and $8 for the three months ended March 31, 2017 and 2016, respectively. In order to focus on our core Electrotherapy products, we terminated the billing consulting services.

Operating Expenses

Cost of Revenue – rental, product and supply for the three months ended March 31, 2017 and 2016 consisted of the following:

	2017	2016
Rental depreciation	$20	$51
Product and supply costs	518	448
Operations labor and overhead	224	323
Shipping costs	161	147
Pharmazy costs	—	14
Field inventory write-off	—	—
	$923	$983

The rental depreciation represents the net change in the depreciation of rental assets, which are included in property and equipment.

Product and supply costs remained consistent for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Operations labor and overhead, which includes the production department labor and associated overhead, decreased $99 (31%). The decreased costs primarily reflect a $30 reduction of rent and $69 reduction of administrative labor costs.

Pharmazy material costs decreased as a result of closing the Pharmacy operation in January 2016.

Selling General and Administrative Expenses

Selling, general, and administrative expenses for the three-month ended March 31, 2017 was $2,030, compared to $2,844 for the same period in 2016. Reduction primarily related to commissions $(413) due to fewer orders, Salaries $(155) associated with the reduction of Finance, Management, and R&D personnel, Temporary Services $(193) from the elimination of staffing agencies, and stock compensation $(119) offset by an increase in public company expenses of $66 due to increases of audit and publishing fees.

Other income (expense) is comprised of interest expense.

Interest expense for the three-month ended March 31, 2017 was $121, compared to $94 for the same period in 2016. The interest expense is based on a floating rate. To the extent that interest rates increase generally as a result of action by the Federal Reserve Board, the Company’s interest expense can be expected to increase even if the amount outstanding remains consistent or even reduces.

In connection with the Offering discussed in Note 8, we also paid our Lender $342,000 as repayment of principal and interest on the outstanding obligations. During the three months ended March 31, 2017, the Company recognized $37 debt issuance cost and debt discount amortization expense included in interest expense.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands )

Line of Credit

We have an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with TBK Bank, SSB, a division of Triumph Community Bank (the “Lender”). The Triumph Agreement contains certain customary restrictive and financial covenants for asset-backed credit facilities.

As of March 31, 2017, we were not in compliance with the financial covenants under the Triumph Agreement. On July 14, 2014, we received notice from the Lender of an event of default under the Triumph Agreement. The notice relates to our default under the minimum debt service coverage ratio requirement for the quarter ended March 31, 2014 and certain other alleged defaults. The Lender notified us that it was exercising its default remedies under the Triumph Agreement, including, among others, accelerating the repayment of all outstanding obligations under the Triumph Agreement (outstanding principal and accrued interest) and collecting our bank deposits to apply towards the outstanding obligations. The Company and the Lender are negotiating the terms of an accelerated repayment of the amounts outstanding under the Triumph Agreement and the Lender. Pursuant to the lockbox arrangement, the Lender sweeps daily our collected cash, withholds fees and the $100 per month in principal reduction we have agreed to pay (as discussed herein) and releases the remaining cash flow to us. However, no assurance can be given that the Lender will continue to permit such an agreement or that the parties will agree on a repayment plan acceptable to us. If the Lender insists upon immediate repayment, we may be forced to seek protection from creditors.

As of March 31, 2017, $2,171 was outstanding under the Triumph Agreement and zero was available for borrowing based on the default status. Borrowings under the Triumph Agreement bear interest at the default interest rate. As of March 31, 2017, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement requires monthly interest payments in arrears on the first date of each month. The Triumph Agreement matured on December 19, 2014. Triumph has agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through June 30, 2017, pursuant to the terms of the March 31, 2017 forbearance agreement. The Triumph Agreement requires a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. We are obligated to reduce the loan balance by at least $100 each month. In connection with the agreement entered into on March 28, 2016, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250, in exchange for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock. In March of 2017 and in connection with the Offering (described below), we paid our Lender $342 as reduction of borrowings outstanding.

Limited Liquidity

As a result of the minimal income during the year ended December 31, 2016 and during the first quarter of 2017 and the significant losses we suffered in the years ended December 31, 2015, 2014 and 2013, the default under our Credit Agreement, and other factors, we have significant working capital deficits of $(3,514) at March 31, 2017 as compared to $(4,323) at December 31, 2016.  As a result of this negative working capital and resulting limited liquidity, our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2016.  Our Lender could, in its discretion, cease releasing cash collateral to us based on our cash collections and, at that point we would have no remaining liquidity or ability to pay our debts.

The Triumph Agreement default and resulting limited liquidity are primarily a result of (a) significant reduction of revenue (b) the high level of outstanding accounts receivable because of deferred payment practices of Third-party Payors, (c) the previously required high levels of inventory kept with sales representatives or held at the offices of health care providers that are standard in the electrotherapy industry, (d) the delayed cost recovery inherent in rental transactions, and (e) expenditures required for on-going product development.

Our negative working capital of $(3,514) as of March 31, 2017 and limited liquidity may restrict our ability to carry out our current business plans and curtail our future revenue growth. For the period ended March 31, 2017, we reported cash provided by operating activities of $23 and a net income of $353 for the same period.  As noted above, we are not in compliance with the financial covenants under the terms of our line of credit. These conditions raise substantial doubt about our ability to continue as a going concern.

We are actively seeking additional financing through the issuance of debt or sale of equity and monitoring and controlling our sales growth, product production needs and administrative costs going forward. The additional capital is to refinance or replace the line of credit and to provide the additional working capital necessary to continue our business operations. The historical net losses and negative working capital may make it difficult to raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders. We are not certain whether any such financing would be available to us on acceptable terms, or at all. In addition, any additional debt would require the approval of the Lender.

Commencing in November of 2016, the Company conducted a private placement on a “best efforts, minimum-maximum” basis of 12% unsecured subordinated promissory notes, for a minimum of $1,000,000 and a maximum of $1,500,000 pursuant to Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of the 1933 Act (the “Offering”). The Offering was conducted through a FINRA registered broker, Newbridge Securities Corporation (“Newbridge”). On February 28, 2017, the Company conducted a closing under the Offering and issued promissory notes totaling $1,035,000, with a maturity date of June 28, 2018, with the remaining unpaid principal balance due. The Offering requires the Company to make monthly repayment commencing on June 1, 2017, until the Senior Lender has been paid in full, the private placement memorandum limits the funds available for repayment to the note holders to an amount equal to 5% of the Company’s collections received by the Senior Lender during that month.. Newbridge was compensated in connection with sales made in the Offering consisting of (i) a cash amount equaling 10% commissions, a 3% non-accountable expense allowance, and related expenses totaling $154,000 (ii) 776,250 shares of our Common Stock were issued to the placement agent as additional commission and fees totaling $255, and (iii) the Company has an obligation to issue 776,250 shares of the common stock, six months after issuance of the notes to the noteholders which nave initially been recorded as a liability totaling $255. In connection with the Offering, we also paid our Lender $342,000 as repayment of principal and interest on the outstanding obligations. During the three months ended March 31, 2017, the Company recognized $37 debt issuance cost and debt discount amortization expense included in interest expense.

We believe that as a result of identified growth opportunities (primarily with respect to the Empi, Inc. closure discussed elsewhere herein) coupled with the reduced administrative expenses, the securing of additional capital, the continued support of our Lender. There is no guarantee that we will be able to meet the requirements of its 2017 cash flow projection or will be able to address its working capital shortages; the principal component of which is the negative working capital (importantly the line of credit and past due accounts payable which are considered a current liability in their entirety).

Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Contingencies such as unanticipated shortfalls in revenues or increases in expenses could affect our projected revenues, cash flows from operations and liquidity, which may force us to curtail our operating plan or impede our growth.

Cash provided by operating activities was $23 and $666 for the three months ended March 31, 2017 and 2016, respectively. The change in cash from operating activities for the three months ended March 31, 2017 was primarily the result of a decrease in accounts payable and increase in prepaid expenses and inventory offset by net income in 2017.

Cash (used in) provided by investing activities was $(57) and $10 for the three months ended March 31, 2017 and 2016, respectively. Cash provided by investing activities primarily represents cash flows relating to the change in inventory held for rental offset by the purchase of equipment.

Cash (used in) provided by financing activities was $249 and $(660) for the three months ended March 31, 2017 and 2016, respectively. The primary changes in cash during these periods were net repayments on the line of credit, borrowings on note payable, and debt issuance costs. During the three months ended March 31, 2017, the Company recognized $37 debt issuance cost and debt discount amortization expense included in interest expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. There has been no change to critical accounting policies and estimates during the quarter.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 to the Consolidated Financial Statements located within our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 17, 2017.

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

We, under the supervision and with the participation of our management, including our President and Chief Executive Officer, one person who also acts as our principal executive and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to the material weaknesses in our internal control over financial reporting (ICFR), which are described below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment of ICFR as of December 31, 2016, management identified the following control deficiencies that represent material weaknesses that continue to exist as of March 31, 2017:

•	The design and operating effectiveness of the Company’s controls over the financial statement close process related to the timely account reconciliation, analysis and assessment of key accounting estimates and financial reporting and disclosure was not in place. This was directly impacted by a limitation on current accounting resources and staffing resulting in limited capabilities for us to conduct independent reviews over the preparation of the related work product. Management has identified remediation efforts which we plan to implement during 2017 to address this weakness.

•	We lack independent Board members necessary to maintain audit and other board committees consistent with best practice corporate governance standards. At the present time we have only one Board member (who is also our President and Chief Executive Officer) and we have no independent directors. As a result, oversight and monitoring responsibility pertaining to our financial reporting and related internal control is not sufficient. Considering the costs associated with procuring and providing the infrastructure to support additional qualified Board members that are independent, management has concluded that the risks associated with the lack of independent Board members are not sufficient to justify adding independent members at this time. Management will periodically reevaluate this situation as circumstances change.

•	We have a material weakness due to lack of segregation of duties. In October 2015, we discontinued the employment of the person who then served as our Chief Financial Officer and our Principal Financial Officer. Since then, we have hired a permanent Vice President of Finance; however, our President and Chief Executive Officer assumed the role of Principal Financial Officer, in addition to that of Principal Executive Officer. This one person is also involved in the processing our banking transactions, has overall supervision and review of all cash disbursements and cash receipts, and has responsibility for the overall accounting and approval process. Therefore, while there are some compensating controls in place, we cannot ensure effective segregation of accounting duties

Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, fairly present our financial position, results of our operations and cash flows for the periods covered thereby in all material respects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our ICFR during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

In addition, as of March 31, 2017 we had negative working capital of approximately $3.1 million and negative stockholders’ equity of approximately $2.8 million. We are (and since July 2014 have been) in default under our line of credit and do not have sufficient funds to repay our lender. The lender has several remedies available to it including acceleration of outstanding borrowings and it is collateralized by substantially all of our assets. The outstanding balance on our line of credit at March 31, 2017 was approximately $2.2 million and (as describe in more detail below) we are in default under the terms of the loan agreement. The lender, Triumph, has from time-to-time agreed to forbear from exercising its remedies under the loan agreement, and currently its agreement to forbear will expire on June 30, 2017.

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

SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016, FOR OTHER RISK FACTORS WHICH MAY SIGNIFICANTLY AFFECT OUR ABILITY TO CONTINUE OUR BUSINESS OPERATIONS, MEET OUR OBLIGATIONS, OR OPERATE PROFITABLY.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, there were no sales of unregistered securities except as reported above for the Company by Newbridge Securities. The following sets forth the information required by Item 701 of Regulation S-K:

1.	On February 28, 2017, the Company conducted a closing under the Offering and issued subordinated promissory notes totaling $1,035. Newbridge Securities Corporation (“Newbridge”) was compensated in connection with sales made in the Offering consisting of (i) a cash amount equaling 10% commissions and a 3% non-accountable expense allowance, (ii) 776,250 shares of our Common Stock and (iii) a due diligence fee of $15.

2.	Newbridge, a FINRA member and SEC-registered broker-dealer, was the underwriter for the offering and compensated as set forth above.

3.	The Company received $1,035,000.

4.	The offering was made to accredited investors only pursuant to SEC Rule 506(b) and Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933.

5.	The subordinated promissory notes are not convertible.

6.	The proceeds of the offering were used to pay the commissions and expenses of Newbridge, a due diligence fee of $15, and our Lender $342 as repayment of principal and interest on the outstanding obligations. The Company is using the balance of the proceeds for working capital.

ITEM 5. OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.11	Forbearance Agreement, effective December 17, 2014, between Zynex, Inc. and Triumph Community Bank, N.A., dba Triumph Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014)

10.12	Amendment No. 1 To Forbearance Agreement dated March 27, 2015. (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on March 31, 2015)

10.13	Amendment No. 2 To Forbearance Agreement dated June 30, 2015. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on August 14, 2015)

10.14	Amendment No. 3 To Forbearance Agreement dated September 30, 2015. (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 17, 2015)

10.15	Amendment No. 4 To Forbearance Agreement dated December 15, 2015. (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 31, 2015)

10.16	Amendment No.5 To Forbearance Agreement dated March 28, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10K filed on March 31, 2016)

10.17	Amendment No. 6 to Forbearance Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.18	Amendment No. 7 to Forbearance Agreement dated September 29, 2016 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.19	Amendment to Lease Agreement dated August 12, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.20	Amendment No.8 To Forbearance Agreement dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 16, 2016)

10.21	Amendment No.9 To Forbearance Agreement dated April 11, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10K filed on April 17, 2017)

11.1	Employment Offer Letter to Michael Hartberger dated January 9, 2016 (incorporated by reference to Exhibit 11.1 to the Company’s Report on Form 10K filed on March 31, 2016)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

Dated: May 26, 2017	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer and Principal Financial Officer