Form 10-Q
period 2017-06-30
ZYNEX INC
filed 2017-08-14
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 9, 2017
Common Stock, par value $0.001	32,048,484

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$140	$247
Accounts receivable, net	2,505	3,028
Inventory, net	178	107
Prepaid expenses	125	40
Total current assets	2,948	3,422

Property and equipment, net	497	580
Deposits	55	55
Amortizable intangible assets, net	21	34
Total assets	$3,521	$4,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$2,771
Current portion of unsecured subordinated promissory notes	518	-
Current portion of capital leases	120	118
Accounts payable and accrued expenses	2,447	3,190
Deferred revenue	-	54
Accrued payroll and related taxes	659	732
Deferred insurance reimbursement	880	880
Total current liabilities	4,624	7,745
Long-term liabilities:
Obligation to issue common stock to private placement noteholders	466	-
Capital leases, less current portion	73	136
Warranty liability	12	12
Total liabilities	5,175	7,893

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,048,484 and 31,271,234 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	32	31
Additional paid-in capital	6,322	6,032
Accumulated deficit	(7,919)	(9,776)
Total Zynex, Inc. stockholders' deficit	(1,565)	(3,713)
Non-controlling interest	(89)	(89)
Total stockholders' deficit	(1,654)	(3,802)
Total liabilities and stockholders' equity	$3,521	$4,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
NET REVENUE
Product devices	$2,464	$2,100	$4,326	$4,682
Product supplies	2,578	1,186	4,152	2,081
Total revenue	5,042	3,286	8,478	6,763

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - rental, product & supply	1,020	941	1,943	1,924
Selling, general and administrative expense	2,088	2,495	4,118	5,339
Total costs of revenue and operating expenses	3,108	3,436	6,061	7,263

Income (loss) from operations	1,934	(150)	2,417	(500)

Other income (expense)

Interest expense	(394)	(77)	(515)	(172)
Other income (expense), net	(394)	(77)	(515)	(172)

Income (loss) from operations before income taxes	1,540	(227)	1,902	(672)

Income tax expense	36	-	45	-
Net Income (loss)	1,504	(227)	1,857	(672)

Plus: Net loss - noncontrolling interest	-	-	-	-
Net income (loss) - attributable to Zynex, Inc.	$1,504	$(227)	$1,857	$(672)

Net income (loss) per share attributable to Zynex, Inc.:

Basic	$0.05	$(0.01)	$0.06	$(0.02)

Diluted	$0.05	$(0.01)	$0.06	$(0.02)

Weighted average basic shares outstanding	32,048	31,271	31,790	31,271

Weighted average diluted shares outstanding	33,262	31,271	32,413	31,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,890	$769

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in inventory used for rental	(45)	6
Net cash provided by (used in) investing activities	(45)	6

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(2,771)	(718)
Proceeds from unsecured subordinated promissory notes	1,035	-
Payment of commission and placement agent fees and related expenses	(155)	-
Payments on capital lease obligations	(61)	(36)
Net cash used in financing activities	(1,952)	(754)

Net decrease in cash and cash equivalents	(107)	21
Cash and cash equivalents at beginning of period	247	8
Cash and cash equivalents at end of period	$140	$29

Supplemental disclosure of cash and non-cash transactions:

Interest paid	$157	$172
See Note 7 on details of non-cash activity related to the private placement

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Lone Tree, Colorado. As of June 30, 2017, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate any revenue during the three or six months ended June 30, 2017 and 2016 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) is developing a blood volume monitoring device, but it is not yet developed or ready for market and, as a result, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

Liquidity

During 2013-2015, the Company suffered operating losses which caused a lack of liquidity and a substantial working capital deficit. This raised substantial doubt about the Company’s ability to continue as a going concern. During 2016, the Company generated net income during Q3 and Q4 and combined with the profitability in Q1 and Q2 of 2017, the Company has recorded four consecutive profitable quarters and paid off its line of credit with Triumph Healthcare Finance, a division of TBK Bank, SSB, formerly known as Triumph Community Bank, (“Triumph”) (Note 6). The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business but as the Company continues to generate increased revenues, improved collections and profits, management believes the Company will be in a position to fund its obligations for the foreseeable future through operating cash flows. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring, the products of which are under development. The Company is currently developing a blood volume monitoring device (Blood Volume Monitor). ZMS produced no revenues during the three or six months ended June 30, 2017 and 2016.

During the three and six months ended June 30, 2017 and 2016, the Company generated substantially all of its revenue (99.99%) in North America from sales and supplies of its products to patients and health care providers.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2017 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Reclassifications

Certain reclassifications have been made to the 2016 financial statements to conform to the consolidated 2017 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

Revenue Recognition, Allowance for Billing Adjustments and Collectability

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists, 2) products have been shipped and title has transferred, or rental services have been rendered, 3) the price of the products or services is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when medical units and supplies are shipped or, for medical units sold from consigned inventory, when it receives notice that the product has been prescribed and delivered to the patient. The Company, prior to recognizing revenue verifies the patient’s insurance coverage or obtains the insurance company preauthorization, when required. Revenue from supplies is recognized upon shipment. Revenue from the rental of products is normally on a month-to-month basis and is recognized ratably over the products’ rental period. Revenue from sales to distributors is recognized when the Company ships its products. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions and, for wholesale customers and patient billings, an allowance for uncollectible accounts. The Third-party Payor reimbursement deductions are known throughout the health care industry as “billing adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

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

The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. These requests are sometimes related to a limited number of patients or products; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews these refund claims when it is rebilling or pursuing reimbursement from insurance providers. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued. Such refunds are accrued when the amount is fixed and determinable.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and income taxes, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments also include the line of credit and capitalized leases, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

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

Segment Information

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer and Chief Financial Officer as our chief operating decision-makers (“CODM”).

We currently operate our business as one operating segment which includes two revenue types:  Product devices and Product supplies.  Total assets by segment have not been disclosed as the information is not available to the chief operating decision-makers.

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

Recent Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. We adopted this ASU during the first quarter 2017.  The key effects of the adoption on our financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity. Additionally, we have elected to recognize forfeitures as they occur rather than estimating them at the time of grant. The adoption of this ASU did not have a material impact on our consolidated financial statements.

(2) PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2017 and December 31, 2016, consist of the following (in thousands):

	June 30, 2017	December 31, 2016	Useful lives
	(UNAUDITED)
Office furniture and equipment	$911	$911	3-7 years
Rental inventory	1,456	1,411	5 years
Vehicles	76	76	5 years
Assembly equipment	125	125	7 years
	2,568	2,523
Less accumulated depreciation	(2,071)	(1,943)
	$497	$580

(3) EARNING (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method for outstanding stock options.

The calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic income per share:
Net income available to common stockholders	$1,504	$(227)	$1,857	$(672)
Basic weighted average shares outstanding	32,048	31,271	31,790	31,271
Basic income per share:	$0.05	$(0.01)	$0.06	$(0.02)

Diluted income per share:
Net income available to common stockholders	$1,504	$(227)	$1,857	$(672)
Weighted average shares outstanding	32,048	31,271	31,790	31,271
Effect of dilutive securities - options and restricted stock	1,214	-	623	-
Diluted weighted average shares outstanding	33,262	31,271	32,413	31,271
Diluted income per share:	$0.05	$(0.01)	$0.06	$(0.02)

For the three and six months ended June 30, 2017, 1.0 million and 1.1 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the three and six months ended June 30, 2016, 2.2 million and 2.3 million shares of common stock were excluded from the dilutive stock calculation due to the net loss for the period, respectively.

For the three and six months ended June 30, 2017, the dilutive securities calculation includes 776,250 shares of common stock issuable in the future related to the private placement which was completed on February 28, 2017. The common shares are issuable six months from the closing of the shareholder notes.

(4) STOCK-BASED COMPENSATION PLANS

In June 2017, our stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5,000,000 shares reserved for issuance.  Awards permitted under the 2017 Stock Plan include:  Stock Options and Restricted Stock.  Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant and generally vest over four years.  At June 30, 2017, 210,000 options have been granted under the 2017 Stock Plan

During the three and six months ended June 30, 2017, 10,000 shares of restricted stock were issued to management.  During the three and six months ended June 30, 2017 no shares of restricted stock vested. No shares of restricted stock were forfeited during the three and six months ended June 30, 2017.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions on the stock awards are released annually over four years.

The Company previously reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). The Option Plan expired as of December 31, 2014. Vesting provisions of the expired plan were to be determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant. Since the Option Plan expired, the options granted in 2016 and through May 2017 have not been approved by the Company’s shareholders and were issued as non-qualified stock options.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statement of operations:

In the three and six months ended June 30, 2017, the Company recorded compensation expense related to stock options of $13,000 and $37,000, respectively, all of which was recorded in selling, general and administrative expense on the accompanying condensed consolidated statement of operations.

In the three and six months ended June 30, 2016, the Company recorded compensation expense related to stock options of $16,000 and $159,000, respectively, all of which was recorded in selling, general and administrative expense on the accompanying condensed consolidated statement of operations.

During the three and six months ended June 30, 2017, the Company granted options to purchase up to 270,000 and 435,000 shares of common stock to employees at a weighted average exercise price of $0.39 and $0.32 per share, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2017 were $0.34 and $0.32, respectively.

During the three and six months ended June 30, 2016, the Company granted options to purchase up to 270,000 and 754,000 shares of common stock to employees at a weighted average exercise price of $0.32 and $0.27 per share, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2016 were $0.27 and $0.35, respectively.

No options were exercised during the three or six months ended June 30, 2017 or 2016.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (years)	6.25	6.25	6.25	6.25
Risk-free interest rate	1.83%	1.28%	1.76%	1.54%
Expected volatility	122.85%	122.99%	125.20%	122.61%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

A summary of stock option activity under all equity compensation plans for the six months ended June 30, 2017, is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,190	$0.40	6.73	$124
Granted	435	$0.32
Exercised	—	—
Forfeited	(741)	$0.31
Outstanding at June 30, 2017	1,884	$0.42	6.53	$498
Exercisable at June 30, 2017	1,374	$0.45	5.58	$356

As of June 30, 2017, the Company had approximately $87,000 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of approximately 3.42 years.

(5) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 2% for the three and six months ended June 30, 2017, and resulted in income tax expense of $36,000 and $45,000 for the three and six months ended June 30, 2017, respectively, due to alternative minimum taxes. There was no income tax expense during the three or six months ended June 30, 2016. The realization of any deferred tax assets is not more likely than not and a full valuation allowance has been recorded by the Company. The Company paid no income taxes during the three or six months ended June 30, 2017 or 2016.

(6) LINE OF CREDIT

The Company had an asset-backed revolving credit facility under a Loan and Security Agreement as amended, (the “Triumph Agreement”) with Triumph Healthcare Finance. This credit facility was paid in full on June 30, 2017.

The Triumph Agreement contained certain customary restrictive and financial covenants for asset-backed credit facilities. The Company had not been in compliance with the financial covenants under the Triumph Agreement since July 2014.

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

As of June 30, 2017, $0 was outstanding under the Triumph Agreement as compared to $2.8 million at December 31, 2016. Subsequent to the default and prior to the pay off, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement required monthly interest payments in arrears on the first day of each month. The Triumph Agreement originally matured on December 19, 2014. Triumph had agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through June 30, 2017, pursuant to the terms of the March 31, 2017 forbearance agreement. In connection with the agreement entered into on March 28, 2016, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250,000, in exchange for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock.

The Company used the Black Scholes option pricing model to determine the fair value of the stock warrant, using the following assumptions:

Contractual term	5.0 years
Volatility	122.44%
Risk-free interest rate	1.00%
Dividend yield	1.44%

During the three months ended March 31, 2016, the Company recorded bank fee expense related to this stock warrant of $15,000.

(7) PRIVATE PLACEMENT MEMORANDUM

Commencing in November of 2016, the Company conducted a private placement on a “best efforts, minimum-maximum” basis of 12% unsecured subordinated promissory notes, for a minimum of $1,000,000 and a maximum of $1,500,000 pursuant to Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of the 1933 Act (the “Offering”). The Offering was conducted through a FINRA registered broker, Newbridge Securities Corporation (“Newbridge”). On February 28, 2017, the Company conducted a closing under the Offering and issued promissory notes totaling $1,035,000, with a maturity date of June 28, 2018, with the remaining unpaid principal balance due. The Offering requires the Company to make monthly repayment commencing on July 1, 2017, until the Senior Lender has been paid in full, the private placement memorandum limits the funds available for repayment to the note holders to an amount equal to 5% of the Company’s collections received by the Senior Lender during that month. Newbridge was compensated in connection with sales made in the Offering consisting of (i) a cash amount equaling 10% commissions, a 3% non-accountable expense allowance, and related expenses totaling $155,000 (ii) 776,250 shares of our Common Stock were issued to the placement agent as additional commission and fees totaling $255,000, and (iii) the Company has an obligation to issue 776,250 shares of the common stock, six months after issuance of the notes to the noteholders which have initially been recorded as a liability totaling $255,000. In connection with the Offering, we also paid our Lender $342,000 as repayment of principal and interest on the outstanding obligations. The common stock to be issued to the note holders represents additional interest expense and had been initially recorded as a liability and will be adjusted each reporting period based upon the fair value of the underlying stock to be issued until settled at the end of August 2017. During the three and six months ended June 30, 2017, the Company recognized $111,000 and $148,000 in debt issuance costs and debt discount amortization expense included in interest expense, respectively. Also, included in interest expense is the increase in value of the common shares to be issued to the private placement noteholders from the date of issue of approximately $211,000 for the three and six month periods June 30, 2017.

The table below summarizes the cash and non-cash components of the private placement memorandum (in thousands):

June 30, 2017
Proceeds from unsecured subordinated promissory notes	$1,035
Less debt issuance costs and discount
Payment of commission and placement agent fees and related expenses	(155)

Non-cash activity
Common stock issued to placement agent	(255)
Obligation to issue common stock to private placement noteholders	(255)
Amortization of issuance costs and debt discount	148
Unsecured subordinated promissory notes, net of issuance and debt discount	518

Current portion of unsecured subordinated promissory notes	(518)
Long-term portion of unsecured subordinated promissory notes	$-

(8) DEFERRED INSURANCE REIMBURSEMENT

During the first quarter of 2016, the Company collected $880,000 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for billing adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880,000 insurance reimbursement as a deferred insurance liability. However, the Company is disputing the refund request and has initiated an internal audit of the reimbursement to determine that the original sales arrangement was properly executed, the products had been shipped and title was transferred (or rental services were rendered), the price of the products or services and the reimbursement rate is fixed and determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company will record the appropriate amount as net revenue when such internal audit is complete and the Company’s claim to the amount is reasonably assured.

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

The Company also leases certain equipment under capital leases which expire on various dates through 2018. Imputed interest rates on the leases range from approximately 5% to 10%. At June 30, 2017, the total recorded cost of assets under capital leases was approximately $461. Accumulated depreciation related to these assets totals approximately $333.

(10) CONCENTRATIONS

The Company sourced approximately 65% of the components for its electrotherapy products from three significant vendors (defined as supplying at least 10%) for the three months ended June 30, 2017 and 45% from two vendors during the six months ended June 30, 2017. For the three and six months ended June 30, 2016, one significant vendor sourced 35% and 40% of our electrotherapy components, respectively. Management believes that its relationships with suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons, which has caused many of its vendors to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at June 30, 2017 and December 31, 2016, that made up approximately14% and 10%, respectively, of the net accounts receivable balance.

(11) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(12) RELATED PARTY TRANSACTIONS

The Company employs Mr. Martin Sandgaard and Mr. Joachim Sandgaard, both sons of Thomas Sandgaard. Compensation was $41,000 and $33,000 for the three months ended June 30, 2017 and 2016, respectively and $83,000 and $60,000 for the six months ended June 30, 2017 and 2016, respectively. To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into 3 year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.

Related party payables primarily consist of advances made to the Company and inventory purchases made on behalf of the Company. Accrued liabilities as of June 30, 2017 and December 31, 2016 include a net payable to Thomas Sandgaard of $0 and $75,000 respectively, and a net payable to an employee of $93,000 and $112,000 respectively. During the three months ended June 30, 2017 the company made a repayment to Thomas Sandgaard and an employee of $23,000 and $16,000 respectively. During the six months ended June 30, 2017 the Company made a repayment to Thomas Sandgaard and an employee of $75,000 and $19,000 respectively.

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

RESULTS OF OPERATIONS

Summary

Net revenue was $5.0 million and $3.3 million for the three months ended June 30, 2017 and 2016, respectively, and $8.5 million and $6.8 million for the six months ended June 30, 2017 and 2016, respectively. Net revenue increased 53% and 25% for the three and six month periods ended June 30, 2017, respectively. Net income (loss) was $1.5 million and ($0.2) million for the three months ended June 30, 2017 and 2016, respectively, a 769% increase. Net income (loss) was $1.9 million and ($0.7) million for the six months ended June 30, 2017 and 2016, respectively, a 378% increase. We generated cash flows from operating activities of $1.9 million during the six months ended June 30, 2017. Increased profitability and the related cash flows allowed us to pay off our credit facility with Triumph on June 30, 2017.

Net Revenue

Net revenues are comprised of sales (purchased or rented products and consumable supplies) reduced by estimated Third-party Payors reimbursement deductions and an allowance for uncollectible amounts. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. Net revenue includes the rental of our transcutaneous electrical nerve stimulation (TENS) products, the sale of our TENS products and consumable supplies.

Our electrotherapy products may be rented on a monthly basis or purchased. Renters and purchasers are primarily patients and healthcare insurance providers on behalf of patients. Our electrotherapy products may also be purchased by dealers and distributors. If a patient is covered by health insurance, the Third-party Payor typically determines whether the patient will rent or purchase a unit depending on the anticipated time period for its use. Under certain Third-party Payor contracts, a rental continues until an amount equal to the purchase price is paid then we transfer ownership of the product to the patient and cease rental charges; while other rentals continue during the period of patient use of the equipment. For all patients using our electrotherapy products, we also sell consumable supplies, consisting primarily of surface electrodes and batteries. Revenue for the electrotherapy products is reported net, after adjustments for estimated insurance company reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the health care industry as “billing adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the rental rates and sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See Note 1 to these Condensed Consolidated Financial Statements or Note 2 to the Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete explanation of our revenue recognition policies.

We continually pursue improvements to our processes of billing insurance providers. We review all claims which are initially denied or not received and rental claims not billed for the full period of use. As these situations are identified and resolved, the appropriate party is appropriately rebilled (resubmitted) or, for those claims not previously billed, billed.

As of June 30, 2017, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Product Revenue

Product revenue is related to the purchase or rental of our products. Product revenue increased $0.4 million or 17% to $2.5 million for the three months ended June 30, 2017, from $2.1 million for the three months ended June 30, 2016. The increase in product revenue is primarily related to improvements in our billing and collection procedures.

Product revenue decreased $0.4 million or 8% to $4.3 million for the six months ended June 30, 2017, from $4.7 million for the six months ended June 30, 2016. The decrease in product revenue is primarily related to decreased orders in 2017 partially offset by increased billings and collections as a percentage of each order.

Supplies Revenue

Supplies revenue is related to the sale of supplies, typically electrodes and batteries, for our products. Supplies revenue increased $1.4 million or 117% to $2.6 million for the three months ended June 30, 2017, from $1.2 million for the three months ended June 30, 2016. The increase in supplies revenue is primarily related to an increased customer base from increased sales in 2016 and improvements in our billing and collection procedures.

Supplies revenue increased $2.1 million or 100% to $4.2 million for the six months ended June 30, 2017, from $2.1 million for the six months ended June 30, 2016. The increase in supplies revenue is primarily related to an increased customer base from increased sales in 2016 and improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue – Rental, Product and Supply

Cost of Revenue – rental, product and supply consist primarily of product and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended June 30, 2017 and 2016, increased 8% to $1.0 million from $0.9 million, respectively. The increase in cost of revenue is primarily due to the increase in product supply orders. As a percentage of revenue, cost of revenue – rental, product and supply decreased to 20% for the three months ended June 30, 2017 from 29% for the three months ended June 30, 2016. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period.

Cost of revenue for the six months ended June 30, 2017 and 2016 were unchanged at $1.9 million. The expense was affected by increased revenue and related cost of supplies, which was offset by lower device sales cost driven by fewer orders. As a percentage of revenue, cost of revenue – rental, product and supply decreased to 23% for the six months ended June 30, 2017 from 28% for the six months ended June 30, 2016. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. Selling, general and administrative expense for the three months ended June 30, 2017 and 2016 decreased 16% to $2.1 million from $2.5 million, respectively. The decrease in selling, general and administrative expense is primarily due to staff reductions, decreased commission due to fewer product orders and elimination of temporary services. As a percentage of revenue, selling, general and administrative expense decreased to 41% for the three months ended June 30, 2017 from 76% for the three months ended June 30, 2016. The decrease as a percentage of revenue is due to the increase in revenue during the period and the aforementioned decrease in expenses.

Selling, general and administrative expense for the six months ended June 30, 2017 and 2016 decreased 23% to $4.1 million from $5.3 million, respectively. The decrease in selling, general and administrative expense is primarily due to staff reductions and decreased commission due to fewer product orders and elimination of temporary services. As a percentage of revenue, selling, general and administrative expense decreased to 49% for the six months ended June 30, 2017 from 79% for the six months ended June 30, 2016. The decrease as a percentage of revenue is due to the increase in revenue during the period and the aforementioned decrease in expenses.

Other Income (Expense)

Other expense is composed primarily interest expense and debt issuance costs. For the three months ended June 30, 2017 and 2016, other expense increased to $0.4 million from $77,000 respectively. The increase during the period is related to amortization of debt issuance costs and debt discount related the private placement completed in during the first quarter of 2017 (Note 7). We amortized $0.1 million in debt costs during the three months ended June 30, 2017. Other expense was $0.5 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.  The increase during the period is related to amortization of debt issuance costs and debt discount related to the private placement completed in during the first quarter of 2017. We amortized $0.1 million in debt costs during the six months ended June 30, 2017. Also, included in interest expense is the increase in value of the common shares to be issued to the private placement noteholders from the date of issue of approximately $0.2 million for the three and six month periods June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  At June 30, 2017, our principal source of liquidity was $0.1 million in cash and $2.5 million in accounts receivables, net of allowances. The decreased cash balance at June 30, 2017 was due to using excess cash to retire our credit facility with Triumph Healthcare Finance. The credit facility had been in default since 2014 and the payoff allows the company operating flexibility going forward. Our anticipated uses of cash in the future will be to fund the expansion of our business and debt service related to the private placement with Newbridge in Q1-17.

Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $1.9 million and $0.8 million, respectively.  The increase in cash provided by operating activities for the six months ended June 30, 2017 was primarily due to the significant increase in profitability in the first half of 2017.

Net cash (used in) provided by investing activities during the six months ended June 30, 2017 and 2016 was ($45,000) and $6,000, respectively.  Cash used in investing activities for the six months ended June 30, 2017 is due to the purchase of patient rental inventory.

Net cash used in financing activities for the six months ended June 30, 2017 and 2016 was $2.0 million and $0.8 million, respectively.  The cash used in financing activities for the six months ended June 30, 2017 was primarily due to the retirement of our credit facility with Triumph of $2.8 million, partially offset by the cash received in the Q1-17 private placement. The cash used for the six months ended June 30, 2016 was primarily related to payments on our credit facility with Triumph.

As of June 30, 2017, we had negative working capital of $1.7 million, compared to $3.3 million as of March 31, 2017 and $4.3 million as of December 31, 2016. We have generated $2.9 million in positive operating cash flows over the past 12 months and expect to generate positive cash flows from operations going forward.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

OFF BALANCE SHEET ARRANGEMENTS

The Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to certain market risks, including changes in interest rates. Uncertainties that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory, or credit risks are not included in the following assessment of market risks.

ITEM 4.  CONTROLS AND PROCEDURES

We do not have an independent board or audit committee.  Applicable SEC legal requirements do not require us to have an audit committee or independent board members; as such requirements are applicable only to companies listed on stock exchanges, such as NASDAQ or NYSE MKT .

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

We, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our newly hired Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017, due to the material weaknesses in our internal control over financial reporting (ICFR), which are described below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment of ICFR as of December 31, 2016, management identified the following control deficiencies that represent material weaknesses that continue to exist as of June 30, 2017:

•	The design and operating effectiveness of the Company’s controls over the financial statement close process related to the timely account reconciliation, analysis and assessment of key accounting estimates and financial reporting and disclosure was not in place. This was directly impacted by a limitation on current accounting resources and staffing resulting in limited capabilities for us to conduct independent reviews over the preparation of the related work product. Management identified remediation efforts which have been implemented during the second quarter of 2017. We will continue to remediate during the third quarter of 2017 and expect to have full remediation of this deficiency by September 30, 2017.

•	We lack independent Board members necessary to maintain audit and other board committees consistent with best practice corporate governance standards. At the present time we have only one Board member (who is also our President and Chief Executive Officer) and we have no independent directors. As a result, oversight and monitoring responsibility pertaining to our financial reporting and related internal control is not sufficient. Considering the costs associated with procuring and providing the infrastructure to support additional qualified Board members that are independent, management has concluded that the risks associated with the lack of independent Board members are not sufficient to justify adding independent members at this time. Management will periodically reevaluate this situation as circumstances change.

•	We have a material weakness due to lack of segregation of duties. From October 2015 through May 2017, we had no Chief Financial Officer and our President and Chief Executive Officer assumed the role of Principal Financial Officer, in addition to that of Principal Executive Officer. This one person is also involved in the processing our banking transactions, has overall supervision and review of all cash disbursements and cash receipts, and had responsibility for the overall accounting and approval process. We hired a Chief Financial Officer on June 2, 2017 who will also serve as our Principal Financial Officer. Going forward the finance responsibilities will be transitioned to the new Chief Financial Officer and therefore, we expect this material weakness to be remediated by December 31, 2017.

Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, fairly present our financial position, results of our operations and cash flows for the periods covered thereby in all material respects.

We are committed to improving our ICFR. As part of this control improvement and when we have adequate funds and necessary additional available, we plan to (1) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to the Company), and (2) retain and utilize an outside independent consulting firm to assist us with assessing and testing the effectiveness of our ICFR. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, we hired a new Chief Financial Officer and implemented certain financial controls related to financial statement close and reporting process.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

We have negative working capital and shareholders’ equity as of June 30, 2017, which raises doubts about our ability to continue as a going concern. During the three months ended June 30, 2017, we improved our working capital position by $1.7 million and were able to retire our credit facility with Triumph with cash from operations. The credit facility had been in default since July 2014.

Our business plan contemplates organic growth in electrotherapy product revenues and through the addition of new products to our sales channel, including development of the Blood Volume Monitor. In order to accomplish organic growth we need to find, attract and retain sales personnel or qualified new employees and sales representatives and retain existing employees and sales representatives. Additionally, we have recorded increased revenues in 2017 due to improved billing and collections procedures which will need to continue in order to fund our growth initiatives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, there were no sales of unregistered securities except as reported above for the Company by Newbridge Securities. The following sets forth the information required by Item 701 of Regulation S-K:

1.	On February 28, 2017, the Company conducted a closing under the Offering and issued subordinated promissory notes totaling $1,035. Newbridge Securities Corporation (“Newbridge”) was compensated in connection with sales made in the Offering consisting of (i) a cash amount equaling 10% commissions and a 3% non-accountable expense allowance, (ii) 776,250 shares of our Common Stock and (iii) a due diligence fee of $15.

2.	Newbridge, a FINRA member and SEC-registered broker-dealer, was the underwriter for the offering and compensated as set forth above.

3.	The Company received $1,035,000.

4.	The offering was made to accredited investors only pursuant to SEC Rule 506(b) and Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933.

5.	The subordinated promissory notes are not convertible.

6.	The proceeds of the offering were used to pay the commissions and expenses of Newbridge, a due diligence fee of $15,000, and our Lender $342,000 as repayment of principal and interest on the outstanding obligations. The Company is using the balance of the proceeds for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.11	Forbearance Agreement, effective December 17, 2014, between Zynex, Inc. and Triumph Community Bank, N.A., dba Triumph Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014)

10.12	Amendment No. 1 To Forbearance Agreement dated March 27, 2015. (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on March 31, 2015)

10.13	Amendment No. 2 To Forbearance Agreement dated June 30, 2015. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on August 14, 2015)

10.14	Amendment No. 3 To Forbearance Agreement dated September 30, 2015. (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 17, 2015)

10.15	Amendment No. 4 To Forbearance Agreement dated December 15, 2015. (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 31, 2015)

10.16	Amendment No.5 To Forbearance Agreement dated March 28, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10K filed on March 31, 2016)

10.17	Amendment No. 6 to Forbearance Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.18	Amendment No. 7 to Forbearance Agreement dated September 29, 2016 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.19	Amendment to Lease Agreement dated August 12, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.20	Amendment No.8 To Forbearance Agreement dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 16, 2016)

10.21	Amendment No.9 To Forbearance Agreement dated April 11, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10K filed on April 17, 2017)

11.1	Employment Offer Letter to Michael Hartberger dated January 9, 2016 (incorporated by reference to Exhibit 11.1 to the Company’s Report on Form 10K filed on March 31, 2016)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

Dated: August 14, 2017	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Chief Financial Officer and Principal Financial Officer

