Form 10-Q
period 2017-09-30
ZYNEX INC
filed 2017-11-13
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 33-26787-D

Zynex, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	90-0275169
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10000 PARK MEADOWS DRIVE LONE TREE, COLORADO	80124
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 9, 2017
Common Stock, par value $0.001	32,831,877

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$2,574	$247
Accounts receivable, net	2,409	3,028
Inventory, net	358	107
Prepaid expenses	211	40
Total current assets	5,552	3,422

Property and equipment, net	338	580
Deposits	86	55
Amortizable intangible assets, net	8	34
Total assets	$5,984	$4,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$2,771
Current portion of unsecured subordinated promissory notes	393	-
Current portion of capital leases	118	118
Accounts payable and accrued expenses	2,092	3,190
Deferred revenue	-	54
Accrued payroll and related taxes	905	732
Deferred insurance reimbursement	880	880
Total current liabilities	4,388	7,745
Long-term liabilities:
Capital leases, less current portion	34	136
Warranty liability	12	12
Total liabilities	4,434	7,893

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,824,734 and 31,271,234 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	33	31
Additional paid-in capital	7,324	6,032
Accumulated deficit	(5,718)	(9,776)
Total Zynex, Inc. stockholders' equity (deficit)	1,639	(3,713)
Non-controlling interest	(89)	(89)
Total stockholders' equity (deficit)	1,550	(3,802)
Total liabilities and stockholders' equity	$5,984	$4,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
NET REVENUE
Product devices	$2,316	$2,153	$6,642	$6,835
Product supplies	4,504	1,474	8,656	3,555
Total revenue	6,820	3,627	15,298	10,390

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - rental, product & supply	1,347	880	3,289	2,803
Selling, general and administrative expense	2,538	2,125	6,656	7,465
Total costs of revenue and operating expenses	3,885	3,005	9,945	10,268

Income from operations	2,935	622	5,353	122

Other expense

Interest expense	(691)	(90)	(1,206)	(262)
Other expense	(691)	(90)	(1,206)	(262)

Income (loss) from operations before income taxes	2,244	532	4,147	(140)

Income tax expense	44	-	89	-
Net Income (loss)	2,200	532	4,058	(140)

Plus: Net loss - noncontrolling interest	-	-	-	-
Net income (loss) - attributable to Zynex, Inc.	$2,200	$532	$4,058	$(140)

Net income (loss) per share attributable to Zynex, Inc.:

Basic	$0.07	$0.02	$0.13	$(0.00)

Diluted	$0.07	$0.02	$0.12	$(0.00)

Weighted average basic shares outstanding	32,327	31,271	31,931	31,271

Weighted average diluted shares outstanding	33,545	31,441	32,790	31,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$4,738	$1,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(149)	(73)
Net cash used in investing activities	(149)	(73)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(2,771)	(976)
Principal payments on subordinated	(269)
Proceeds from unsecured subordinated promissory notes	1,035	-
Payment of commission and placement agent fees and related expenses	(155)	-
Payments on capital lease obligations	(102)	(51)
Net cash used in financing activities	(2,262)	(1,027)

Net increase in cash and cash equivalents	2,327	83
Cash and cash equivalents at beginning of period	247	8
Cash and cash equivalents at end of period	$2,574	$91

Supplemental disclosure of cash and non-cash transactions:

Interest paid	$176	$262
See Note 7 on details of non-cash activity related to the private placement

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Lone Tree, Colorado. As of September 30, 2017, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate any revenue during the three or nine months ended September 30, 2017 and 2016 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) is developing a blood volume monitoring device, but it is not yet developed or ready for market and, as a result, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring, the products of which are under development. The Company is currently developing a blood volume monitoring device (Blood Volume Monitor). ZMS produced no revenues during the three or nine months ended September 30, 2017 and 2016.

During the three and nine months ended September 30, 2017 and 2016, the Company generated substantially all of its revenue (99.99%) in North America from sales and supplies of its products to patients and health care providers.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2017 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Liquidity

During 2013-2015, the Company suffered operating losses which caused a lack of liquidity and a substantial working capital deficit. This raised substantial doubt about the Company’s ability to continue as a going concern.

During 2016, the Company generated net income during Q3 and Q4 and combined with the profitability in Q1, Q2 and Q3 of 2017, the Company has recorded five consecutive profitable quarters, paid off its line of credit with Triumph Healthcare Finance, a division of TBK Bank, SSB, formerly known as Triumph Community Bank, (“Triumph”) (Note 6) and generated cash reserves and positive working capital.

As a result, in accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, as of September 30, 2017, management evaluated whether there are conditions and events that raise doubt about the entity’s ability to continue as a going concern and concluded there is not significant doubt. The Company is currently able to meet its obligations as they become due within one year. Management’s evaluation is based only on relevant conditions and events that are known and reasonably knowable as of the date of these financial statements.

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2017-12 on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our financial condition, results of operations and cash flows.

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

(2) PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2017 and December 31, 2016, consist of the following (in thousands):

	September 30, 2017	December 31, 2016	Useful lives
	(UNAUDITED)
Office furniture and equipment	$967	$911	3-7 years
Rental inventory	1,503	1,411	5 years
Vehicles	76	76	5 years
Assembly equipment	125	125	7 years
	2,671	2,523
Less accumulated depreciation	(2,333)	(1,943)
	$338	$580

Total depreciation expense related to our property and equipment was $0.1 million for the three months ended September 30, 2017 and 2016.

Total depreciation expense related to our property and equipment was $0.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic income per share:
Net income available to common stockholders	$2,200	$532	$4,058	$(140)
Basic weighted average shares outstanding	32,327	31,271	31,931	31,271
Basic income per share:	$0.07	$0.02	$0.13	$(0.00)

Diluted income per share:
Net income available to common stockholders	$2,200	$532	$4,058	$(140)
Weighted average shares outstanding	32,327	31,271	31,931	31,271
Effect of dilutive securities - options and restricted stock	1,218	170	859	-
Diluted weighted average shares outstanding	33,545	31,441	32,790	31,271
Diluted income per share:	$0.07	$0.02	$0.12	$(0.00)

For the three and nine months ended September 30, 2017, 0.1 million and 0.8 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the three months ended September 30, 2016, 1.6 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period. For the nine months ended September 30, 2016, 2.2 million shares of common stock were excluded from the dilutive stock calculation due to the net loss for the period.

Prior to their issuance on August 28, 2017, the dilutive securities calculation included 776,250 shares of common stock issuable related to the private placement which was completed on February 28, 2017. The common shares were issuable six months from the closing of the shareholder notes.

(4) STOCK-BASED COMPENSATION PLANS

In June 2017, our stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5,000,000 shares reserved for issuance.  Awards permitted under the 2017 Stock Plan include:  Stock Options and Restricted Stock.  Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant and generally vest over four years.  During the three and nine months ended September 30, 2017, 76,000 and 286,000 options have been granted under the 2017 Stock Plan.

During the three and nine months ended September 30, 2017, 0 and 10,000 shares of restricted stock were issued to management, respectively.  During the three and nine months ended September 30, 2017 no shares of restricted stock vested. No shares of restricted stock were forfeited during the three and nine months ended September 30, 2017.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions on the stock awards are released annually over four years

The Company previously reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). The Option Plan expired as of December 31, 2014. Vesting provisions of the expired plan were to be determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant. Options granted in 2016 and through May 2017 prior to the approval of the 2017 Stock Incentive Plan were approved by and certified by the board of directors on September 6, 2017 under the existing 2005 stock option plan.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statement of operations:

In the three and nine months ended September 30, 2017, the Company recorded compensation expense related to stock options of $9,000 and $46,000, respectively, all of which was recorded in selling, general and administrative expense on the accompanying condensed consolidated statement of operations.

In the three and nine months ended September 30, 2016, the Company recorded compensation expense related to stock options of $12,000 and $171,000, respectively, all of which was recorded in selling, general and administrative expense on the accompanying condensed consolidated statement of operations.

During the three and nine months ended September 30, 2017, the Company granted options to purchase up to 76,000 and 511,000 shares of common stock to employees at a weighted average exercise price of $0.92 and $0.41 per share, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2017 were $0.90 and $0.39 respectively.

During the three and nine months ended September 30, 2016, the Company granted options to purchase up to 100,000 and 854,000 shares of common stock to employees at a weighted average exercise price of $0.22 and $0.27 per share, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2016 were $0.19 and $0.33, respectively.

No options were exercised during the three or nine months ended September 30, 2017. 1,000 shares were exercised during the three and nine months ended September 30, 2016.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (years)	6.25	6.25	6.25	6.25
Risk-free interest rate	1.82%	1.12%	1.79%	1.49%
Expected volatility	123.85%	122.80%	124.38%	122.63%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

A summary of stock option activity under all equity compensation plans for the nine months ended September 30, 2017, is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,233	$0.40	6.76	$130
Granted	511	$0.41
Exercised	—	—
Forfeited	(787)	$0.31
Outstanding at September 30, 2017	1,957	$0.43	6.40	$2,769
Exercisable at September 30, 2017	1,415	$0.44	5.41	$1,975

As of September 30, 2017, the Company had approximately $0.2 million of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of approximately 3.40 years.

(5) INCOME TAXES

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 2% for the three and nine months ended September 30, 2017, and resulted in income tax expense of $44,000 and $89,000 respectively, due to alternative minimum taxes. There was no income tax expense during the three or nine months ended September 30, 2016.

The Company has generated a net operating loss carryforward (NOL) for federal income tax purposes of approximately $5.3 million as of September 30, 2017, which is available to offset taxable income in the future at various dates through 2035. The Company also has available NOL carryforwards of approximately $14.7 million for state purposes, which begin to expire at various dates ranging from five to seven years.

As of September 30, 2017 and December 31, 2016, the Company has a valuation allowance on all deferred tax assets. The Company has generated taxable income in 2017 and projects income in future periods. Based on these factors, the Company is currently evaluating the realization of its deferred tax assets and may have an adjustment to its valuation allowance in the future.

The Company paid no income taxes during the three or nine months ended September 30, 2017 or 2016.

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

As of September 30, 2017, $0 was outstanding under the Triumph Agreement as compared to $2.8 million at December 31, 2016. Subsequent to the default and prior to the pay off, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement required monthly interest payments in arrears on the first day of each month. The Triumph Agreement originally matured on December 19, 2014. Triumph had agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through June 30, 2017, pursuant to the terms of the March 31, 2017 forbearance agreement. In connection with the agreement entered into on March 28, 2016, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250,000, in exchange for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock.

The Company used the Black Scholes option pricing model to determine the fair value of the stock warrant, using the following assumptions:

Contractual term	5.0 years
Volatility	122.44%
Risk-free interest rate	1.00%
Dividend yield	1.44%

During the three months ended March 31, 2016, the Company recorded bank fee expense related to this stock warrant of $15,000.

(7) PRIVATE PLACEMENT MEMORANDUM

Commencing in November of 2016, the Company conducted a private placement on a “best efforts, minimum-maximum” basis of 12% unsecured subordinated promissory notes, for a minimum of $1,000,000 and a maximum of $1,500,000 pursuant to Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of the 1933 Act (the “Offering”). The Offering was conducted through a FINRA registered broker, Newbridge Securities Corporation (“Newbridge”). On February 28, 2017, the Company conducted a closing under the Offering and issued promissory notes totaling $1,035,000, with a maturity date of June 28, 2018, with the remaining unpaid principal balance due. The Offering requires the Company to make monthly repayment commencing on July 1, 2017, until the Senior Lender has been paid in full, the private placement memorandum limits the funds available for repayment to the note holders to an amount equal to 5% of the Company’s collections received by the Senior Lender during that month. Newbridge was compensated in connection with sales made in the Offering consisting of (i) a cash amount equaling 10% commissions, a 3% non-accountable expense allowance, and related expenses totaling $155,000 (ii) 776,250 shares of our Common Stock were issued to the placement agent as additional commission and fees totaling $255,000, and (iii) the Company had an obligation to issue 776,250 shares of the common stock, six months after issuance of the notes to the noteholders which had initially been recorded as a liability totaling $255,000. The shares were issued on August 28, 2017. In connection with the Offering, we also paid our Lender $342,000 as repayment of principal and interest on the outstanding obligations. The common stock issued to the note holders represents additional interest expense and was initially recorded as a liability and was adjusted each reporting period based upon the fair value of the underlying stock until issued on August 28, 2017. During the three and nine months ended September 30, 2017, the Company recognized $143,000 and $292,000 in debt issuance costs and debt discount amortization expense included in interest expense, respectively. Also, included in interest expense is the increase in value of the common shares issued to the private placement noteholders from the date of issue of approximately $529,000 and $740,000 for the three and nine month periods ended September 30, 2017, respectively.

The table below summarizes the cash and non-cash components of the private placement memorandum (in thousands):

September 30, 2017
Proceeds from unsecured subordinated promissory notes	$1,035
Less debt issuance costs and discount
Payment of commission and placement agent fees and related expenses	(155)
Principal payments on promissory notes	(269)

Non-cash activity
Common stock issued to placement agent	(255)
Obligation to issue common stock to private placement noteholders	(255)
Amortization of issuance costs and debt discount	292
Unsecured subordinated promissory notes, net of issuance and debt discount	393

Current portion of unsecured subordinated promissory notes	(393)
Long-term portion of unsecured subordinated promissory notes	$-

(8) DEFERRED INSURANCE REIMBURSEMENT

During the first quarter of 2016, the Company collected $880,000 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for billing adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880,000 insurance reimbursement as a deferred insurance liability. However, the Company is disputing the refund request and has initiated an internal audit of the reimbursement to determine that the original sales arrangement was properly executed, the products had been shipped and title was transferred (or rental services were rendered), the price of the products or services and the reimbursement rate is fixed and determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company will record the appropriate amount as net revenue when such internal audit is complete and any refund obligation is deemed remote.

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

The following is a summary of the key terms of the LA, as amended:

•	The original term of the LA term was extended by two years and as amended is to end, unless sooner terminated, on December 31, 2018;

•	Fixed rental payments were decreased from $49,000 to $38,000 per month; and

•	The Company and landlord shall each have the right to terminate the lease at any time, without liability to the other, with ninety days (originally six months) prior written notice to the Company and ninety days written notice to the Landlord.

Also see Note 13 below regarding the Company’s office lease commitments.

The Company also leases certain equipment under capital leases which expire on various dates through 2018. Imputed interest rates on the leases range from approximately 2% to 10%. At September 30, 2017, the total recorded cost of assets under capital leases was approximately $461,000. Accumulated depreciation related to these assets totals approximately $356,000.

(10) CONCENTRATIONS

For the three months ended September 30, 2017, the Company sourced approximately 52% of the components for its electrotherapy products from three significant vendors (defined as supplying at least 10%). For the nine months ended September 30, 2017, the Company sourced approximately 47% of components from two vendors.

For the three months ended September 30, 2016, three significant vendors sourced 79% of our electrotherapy products. For the nine months ended September 30, 2016 two vendors sourced 52% of our components. Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at September 30, 2017 and December 31, 2016, that made up approximately19% and 10%, respectively, of the net accounts receivable balance.

(11) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(12) RELATED PARTY TRANSACTIONS

The Company employs Mr. Martin Sandgaard and Mr. Joachim Sandgaard, both sons of Thomas Sandgaard. Compensation was $43,000 and $40,000 for the three months ended September 30, 2017 and 2016, respectively and $129,000 and $101,000 for the nine months ended September 30, 2017 and 2016, respectively. To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into 3 year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.

Related party payables primarily consist of advances made to the Company and inventory purchases made on behalf of the Company. Accrued liabilities as of September 30, 2017 and December 31, 2016 include a net payable to Thomas Sandgaard of $0 and $75,000 respectively, and a net payable to an employee of $0 and $112,000 respectively. During the three months ended September 30, 2017 the company made repayments to Thomas Sandgaard and an employee of $0 and $93,000 respectively. During the nine months ended September 30, 2017 the Company made a repayment to Thomas Sandgaard and an employee of $75,000 and $112,000 respectively.

(13) SUBSEQUENT EVENT

On October 20, 2017 the Company entered into a sublease agreement with CSG Systems Inc. for approximately 42,480 square feet at 9555 Maroon Circle, Englewood CO 80112. The Term of the Sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the Sublease, the rent per square foot is $7.50, increasing to $19.75 during the second year of the Sublease and each year thereafter for the Initial Term increasing by an additional $1 per square foot. The Company is also obligated to pay its proportionate share of building operating expenses. The Sublandlord agreed to contribute approximately $219,000 toward tenant improvements.

The Company expects to relocate its headquarters to the subleased offices in January, 2018.

The Company issued a press release and filed a Form 8-K with the SEC announcing the transaction on October 26, 2017.

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

General

We operate in one primary business segment, Electrotherapy and Pain Management Products. As of September 30, 2017, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate any revenue during the three or nine months ended September 30, 2017 and 2016 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) is developing a blood volume monitoring device, but it is not yet developed or ready for market and, as a result, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

RESULTS OF OPERATIONS

Summary

Net revenue was $6.8 million and $3.6 million for the three months ended September 30, 2017 and 2016, respectively, and $15.3 million and $10.4 million for the nine months ended September 30, 2017 and 2016, respectively. Net revenue increased 88% and 47% for the three and nine month periods ended September 30, 2017, respectively. Net income was $2.2 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, a 314% increase. Net income (loss) was $4.1 million and ($0.1) million for the nine months ended September 30, 2017 and 2016, respectively, a 3003% increase. We generated cash flows from operating activities of $4.7 million during the nine months ended September 30, 2017. Increased profitability and the related cash flows allowed us to pay off our credit facility with Triumph on June 30, 2017 and produced working capital at September 30, 2017 of $1.2 million up 127% from a ($4.3 million) deficit at December 31, 2016.

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

As of September 30, 2017, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Product Device Revenue

Product device revenue is related to the purchase or rental of our products. Product device revenue increased $0.1 million or 8% to $2.3 million for the three months ended September 30, 2017, from $2.2 million for the three months ended September 30, 2016. The increase in product device revenue is primarily related to improvements in our billing and collection procedures.

Product device revenue decreased $0.2 million or 3% to $6.6 million for the nine months ended September 30, 2017, from $6.8 million for the nine months ended September 30, 2016. The decrease in product device revenue is primarily related to decreased orders in 2017 partially offset by increased billings and collections as a percentage of each order.

Product Supplies Revenue

Product supplies revenue is related to the sale of supplies, typically electrodes and batteries, for our products. Product supplies revenue increased $3.0 million or 206% to $4.5 million for the three months ended September 30, 2017, from $1.5 million for the three months ended September 30, 2016. The increase in product supplies revenue is primarily related to an increased customer base from increased sales in 2016 and improvements in our billing and collection procedures.

Product supplies revenue increased $5.1 million or 144% to $8.7 million for the nine months ended September 30, 2017, from $3.6 million for the nine months ended September 30, 2016. The increase in product supplies revenue is primarily related to an increased customer base from increased sales in 2016 and improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue – Rental, Product and Supply

Cost of Revenue – rental, product and supply consist primarily of product and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended September 30, 2017 and 2016, increased 53% to $1.3 million from $0.9 million, respectively. The increase in cost of revenue is primarily due to the increase in product supply orders. As a percentage of revenue, cost of revenue – rental, product and supply decreased to 20% for the three months ended September 30, 2017 from 24% for the three months ended September 30, 2016. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period.

Cost of revenue for the nine months ended September 30, 2017 and 2016, increased 17% to $3.3 million from $2.8 million, respectively. The increase in cost of revenue is primarily due to the increase in product supply orders. As a percentage of revenue, cost of revenue – rental, product and supply decreased to 22% for the nine months ended September 30, 2017 from 27% for the nine months ended September 30, 2016. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. Selling, general and administrative expense for the three months ended September 30, 2017 and 2016 increased 19% to $2.5 million from $2.1 million, respectively. The increase in selling, general and administrative expense is primarily due to increased incentive compensation. As a percentage of revenue, selling, general and administrative expense decreased to 37% for the three months ended September 30, 2017 from 59% for the three months ended September 30, 2016. The decrease as a percentage of revenue is due to the increase in revenue during the period which more than offset the aforementioned increase in expenses.

Selling, general and administrative expense for the nine months ended September 30, 2017 and 2016 decreased 13% to $6.5 million from $7.5 million, respectively. The decrease in selling, general and administrative expense is primarily due to staff reductions and decreased commission due to fewer product orders and elimination of temporary services which was partially offset by increased incentive compensation in the third quarter of 2017. As a percentage of revenue, selling, general and administrative expense decreased to 42% for the nine months ended September 30, 2017 from 72% for the nine months ended September 30, 2016. The decrease as a percentage of revenue is due to the increase in revenue during the period and the aforementioned decrease in expenses.

Other Income (Expense)

Other expense is composed primarily interest expense and debt issuance costs. For the three months ended September 30, 2017 and 2016, other expense increased to $0.7 million from $90,000 respectively. The increase during the period is related to amortization of debt issuance costs and debt discount related the private placement completed in during the first quarter of 2017 (Note 7). We amortized $0.1 million in debt costs during the three months ended September 30, 2017. Also, included in interest expense is the increase in value of the common shares related to the private placement from the inception of the note and the date the shares were issued to the noteholders of approximately $0.5 million for the three months ended September 30, 2017.

Other expense was $1.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase during the period is related to amortization of debt issuance costs and debt discount related to the private placement completed in during the first quarter of 2017. We amortized $0.3 million in debt costs during the nine months ended September 30, 2017. Also, included in interest expense is the increase in value of the common shares related to the private placement from the inception of the note and the date the shares were issued to the noteholders of approximately $0.7 million for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  At September 30, 2017, our principal source of liquidity was $2.6 million in cash and $2.4 million in accounts receivables, net of allowances. The increased cash balance at September 30, 2017 was due cash flows from operations of $4.7 million during the first nine months of 2017 which was partially offset by using cash to retire our credit facility with Triumph. The credit facility had been in default since 2014 and the payoff allows the company operating flexibility going forward. Our anticipated uses of cash in the future will be to fund the expansion of our business and debt service related to the private placement with Newbridge in Q1-17.

Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $4.7 million and $1.2 million, respectively.  The increase in cash provided by operating activities for the nine months ended September 30, 2017 was primarily due to the significant increase in profitability in 2017.

Net cash used in investing activities for each of the nine month periods ended September 30, 2017 and 2016 was $0.1 million.  Cash used in investing activities for the nine months ended September 30, 2017 is related to the purchase property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2017 and 2016 was $2.2 million and $1.0 million, respectively.  The cash used in financing activities for the nine months ended September 30, 2017 was primarily due to the retirement of our credit facility with Triumph of $2.8 million and payments related to our promissory notes our private placement, partially offset by the cash received in the private placement. The cash used for the nine months ended September 30, 2016 was primarily related to payments on our credit facility with Triumph.

As of September 30, 2017, we had working capital of $1.2 million, compared to a deficit as of December 31, 2016 of $4.3 million. We have generated $4.7 million in positive operating cash flows during 2017 and expect to generate positive cash flows from operations going forward.

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

.

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

We, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our newly hired Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to the material weaknesses in our internal control over financial reporting (ICFR), which are described below. We have made significant progress in addressing our ICFR weaknesses and will continue our remediating during the fourth quarter of 2017.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of our assessment of ICFR as of December 31, 2016, management identified the following control deficiencies that represent material weaknesses that continue to exist as of September 30, 2017:

•	We lack independent Board members necessary to maintain audit and other board committees consistent with best practice corporate governance standards. At the present time we have only one Board member (who is also our President and Chief Executive Officer) and we have no independent directors. As a result, oversight and monitoring responsibility pertaining to our financial reporting and related internal control is not sufficient. We are currently interviewing candidates to join our Board of Directors and Audit Committee and expect to make appointments in the near term.

•	We had a material weakness due to lack of segregation of duties. From October 2015 through May 2017, we had no Chief Financial Officer and our President and Chief Executive Officer assumed the role of Principal Financial Officer, in addition to that of Principal Executive Officer. This one person is also involved in the processing our banking transactions, has overall supervision and review of all cash disbursements and cash receipts, and had responsibility for the overall accounting and approval process. We hired a Chief Financial Officer on June 5, 2017 who will also serve as our Principal Financial Officer. Currently, all financial responsibilities are being managed by Chief Financial Officer and his staff and therefore, we expect this material weakness will be remediated as of December 31, 2017.

The following controls were fully remediated during the quarter ended September 30, 2017:

•	The design and operating effectiveness of the Company’s controls over the financial statement close process related to the timely account reconciliation, analysis and assessment of key accounting estimates and financial reporting and disclosure was not in place. This was directly impacted by a limitation on current accounting resources and staffing resulting in limited capabilities for us to conduct independent reviews over the preparation of the related work product. Management identified remediation efforts which have been implemented during the second and third quarter of 2017. We have put policies and procedures in place plus made some key hires in the finance and accounting area and due to these actions, we have fully remediated this deficiency as of September 30, 2017.

Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, fairly present our financial position, results of our operations and cash flows for the periods covered thereby in all material respects.

We are committed to improving our ICFR. As part of this control improvement, we are currently working to (1) appoint outside independent directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake oversight in the establishment and monitoring of required internal controls and procedures (when funds and/or additional resources are available to the Company), and (2) we have retained an outside independent consulting firm to assist us with assessing and testing the effectiveness of our ICFR. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our ICFR on an ongoing basis, and are committed to taking further action and implementing additional enhancements or improvements, as necessary.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, we hired a new Chief Financial Officer and implemented certain financial controls related to financial statement close and reporting process.

During the quarter ended September 30, 2017, our new Chief Financial Officer has assumed responsibility for all Company assets and control processes. The Company also retained an outside independent consulting firm which is updating our documentation of controls and performing testing as needed.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

During 2013-2015, the Company suffered operating losses which caused a lack of liquidity and a substantial working capital deficit. This raised substantial doubt about the Company’s ability to continue as a going concern.

During 2016, the Company generated net income during Q3 and Q4 and combined with the profitability in Q1, Q2 and Q3 of 2017, the Company has recorded five consecutive profitable quarters, paid off its line of credit with Triumph and generated cash reserves and positive working capital.

As a result, in accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, as of September 30, 2017, management evaluated whether there are conditions and events that raise doubt about the entity’s ability to continue as a going concern and concluded there is not significant doubt. The Company is currently able to meet its obligations as they become due within one year. Management’s evaluation is based only on relevant conditions and events that are known and reasonably knowable as of the date of these financial statements.

Our history of operating losses could make it difficult to raise any new capital and may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2016 under “Item 1A. Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, there were no sales of unregistered securities except as reported above for the Company by Newbridge Securities. The following sets forth the information required by Item 701 of Regulation S-K:

1.	On February 28, 2017, the Company conducted a closing under the Offering and issued subordinated promissory notes totaling $1,035,000. Newbridge Securities Corporation (“Newbridge”) was compensated in connection with sales made in the Offering consisting of (i) a cash amount equaling 10% commissions and a 3% non-accountable expense allowance, (ii) 776,250 shares of our Common Stock and (iii) a due diligence fee of $15,000.

2.	Newbridge, a FINRA member and SEC-registered broker-dealer, was the underwriter for the offering and compensated as set forth above.

3.	The Company received $1,035,000.

4.	The offering was made to accredited investors only pursuant to SEC Rule 506(b) and Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933.

5.	The subordinated promissory notes are not convertible.

6.	The proceeds of the offering were used to pay the commissions and expenses of Newbridge, a due diligence fee of $15,000, and our Lender $342,000 as repayment of principal and interest on the outstanding obligations. The Company is using the balance of the proceeds for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Zynex, Inc 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Report on form S-8 filed on September 6, 2017)

5.1	Opinion of Clifford L. Neuman PC to legality of securities being registered (incorporated by reference to Exhibit 5.1 to the Company’s Report on form S-8 filed on September 6, 2017)

10.11	Forbearance Agreement, effective December 17, 2014, between Zynex, Inc. and Triumph Community Bank, N.A., dba Triumph Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014)

10.12	Amendment No. 1 To Forbearance Agreement dated March 27, 2015. (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on March 31, 2015)

10.13	Amendment No. 2 To Forbearance Agreement dated June 30, 2015. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on August 14, 2015)

10.14	Amendment No. 3 To Forbearance Agreement dated September 30, 2015. (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 17, 2015)

10.15	Amendment No. 4 To Forbearance Agreement dated December 15, 2015. (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 31, 2015)

10.16	Amendment No.5 To Forbearance Agreement dated March 28, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K filed on March 31, 2016)

10.17	Amendment No. 6 to Forbearance Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.18	Amendment No. 7 to Forbearance Agreement dated September 29, 2016 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.19	Amendment to Lease Agreement dated August 12, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.20	Amendment No.8 To Forbearance Agreement dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 16, 2016)

10.21	Amendment No.9 To Forbearance Agreement dated April 11, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10K filed on April 17, 2017)

10.22	Employment agreement for Daniel J. Moorhead dated June 5, 2017 ( incorporated by reference of Exhibit 10.1 to the Company’s Report on Form 8K filed on June 8, 2017)

11.1	Employment Offer Letter to Michael Hartberger dated January 9, 2016 (incorporated by reference to Exhibit 11.1 to the Company’s Report on Form 8-K filed on February 11, 2016)

23.1	Consent of Clifford L. Neuman, PC related to Registration statement (incorporated by reference to Exhibit 23.1 to the Company’s Report on Form S-8 filed on September 6, 2017)

23.2	Consent of EKS&H LLP, Independent Registered Public Accounting Firm related to Registration statement (incorporated by reference to Exhibit 23.2 to the Company’s Report on Form S-8 filed on September 6, 2017)

23.3	Consent of GHP Horwath, PC related to Registration statement (incorporated by reference to Exhibit 23.3 to the Company’s Report on Form S-8 filed on September 6, 2017)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

Dated: November 13, 2017	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Chief Financial Officer and Principal Financial Officer

