Form 10-K
period 2017-12-31
ZYNEX INC
filed 2018-02-28
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 33-26787-D

ZYNEX, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No. )

9555 Maroon Circle, Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2017, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by the OTCQB Stock Market on such date was approximately $8.7 million. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock

As of February 22, 2018, 32,871,877 shares of common stock are issued and 32,457,636 shares are outstanding.

Documents incorporated by reference: None.

   TABLE OF CONTENTS

ZYNEX, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

When used in this annual report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and its subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc., Zynex Europe ApS, Zynex Billing and Consulting, LLC and Pharmazy, Inc. As of the date of this annual report, our only operating subsidiary is Zynex Medical, Inc. (“ZMI”).  Zynex Monitoring Solutions, Inc. (“ZMS”) has developed its blood volume monitoring product as described below.  None of our other subsidiaries are engaged in business operations.

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

As of December 31, 2017, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), generated minimal revenues during the years ended December 31, 2017 and 2016 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device which is in the process of approval by the Food and Drug Administration (“FDA”) in the United States of American and CE Marking in Europe. As a result, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

Over 99% of total 2016 and 2017 consolidated revenue is attributable to ZMI. Our headquarters are located in Englewood, Colorado.

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

ZMI also designs, manufactures and markets the NeuroMove product. The NeuroMove contains electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”), by reaching parts of the brain to re-connect with muscles, also known as neuroplasticity.  The NeuroMove product is primarily marketed to medical clinics. Zynex did not have material sales of this product in 2016 or 2017.

Zynex Medical, Inc. dba Pharmazy (ZMI) and Pharmazy, Inc (Pharmazy):

In 2012,  many industry sales representatives, including those representing Zynex, began offering prescription TransDermal Pain Creams (TDPC) to their accounts, a product that paid much higher commissions with less paperwork than TENS devices.  TDPC, like TENS, offers very effective, non-addictive pain management with minimal side effects. In late 2013, Zynex opened a compound pharmacy to enter the prescription TransDermal Pain Cream (“TDPC”) market. The new pharmacy operated within ZMI, (ZMI dba “Pharmazy”) and obtained its first state license in February 2014. In June 2015, we incorporated Pharmazy, Inc. in Colorado as a wholly owned subsidiary of ZMI. During January 2016, we shut down our compound pharmacy business.  The business struggled due to the unfavorably changing pharmacy insurance reimbursements. In addition, we focused on our core electrotherapy product business and our potential and future blood volume monitor business described for ZMS, below.

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

Concurrent to our FDA application, we are pursuing European Union (“EU”) Certificate European (“CE”) Marking. CE Marking is a certification that a product meets the standards established by the 28 nations of the EU and qualifies for sale in the EU and 4-nation European Free Trade Association.

The blood volume monitor has been tested in several International Review Board (“IRB”) approved studies and, during 2015, was used in several blood donation settings where hundreds of subjects have donated half a liter of blood with strong correlation to the index on the device. We have built a number of commercial devices in pilot-production and continue to refine the algorithms for the Blood Volume Index (BVI). Two utility patents have been filed for this unique application (pending), which we believe could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery. ZMS did not produce any revenue for the years ending December, 31, 2017 and 2016.

Zynex International (Zynex Europe) (ZEU):

ZEU was formed in 2012 to further progress Zynex’s international expansion. ZEU is currently conducting business and focused on sales and marketing our products within the international marketplace, upon receipt of necessary regulatory approvals. ZEU did not produce significant revenue for the years ended December 31, 2017 and 2016.

Zynex NeuroDiagnostics (ZND):

ZND was formed in 2011 to market electromyography (“EMG”), electroencephalography (“EEG”), sleep pattern, auditory and nerve conductivity neurological diagnosis devices to hospitals and clinics worldwide, through the utilization of existing ZMI diagnostic EMG technology.  ZND has not generated revenue for years ended December 31, 2017 and 2016 and we are no longer actively pursuing sales of this product line.

Zynex Billing and Consulting (ZBC):

During the latter part of 2012, we established a medical billing and consulting subsidiary, ZBC. ZBC provided outsourced billing services for private medical practices, which include collection services, medical coding and general billing consulting. ZBC is majority owned by Zynex, Inc. (80%) and has a non-controlling interest member, owning 20%. We ceased providing billing and consulting services in April of 2015. ZBC produced 0.0% of our revenue for the years ended December 31, 2017 and 2016.

Products

We currently market and sell Zynex-manufactured products and distribute private labeled products, as indicated below:

Product Name	Description
Zynex Medical Products

NexWave	Dual Channel, multi-modality IFC, TENS, NMES Device

NeuroMove	Electromyography (EMG) triggered Electrical Stimulation Device

InWave	Electrical stimulation for treatment of female urinary incontinence

TENSWave	Dual Channel TENS Device

Private Labeled Products

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Comfortrac	Cervical traction

JetStream	Hot/Cold therapy

LSO Back Braces	Lumbar support

Zynex Monitoring Solutions Products

Non-Invasive Blood Volume Monitor	Blood Volume Monitor

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

We believe the NeuroMove product is unique because its built-in microprocessor can recognize low-level attempts by muscles to contract and then “reward” such detection with electrical stimulation. We do not believe there are similar products in the stroke rehabilitation market. Some generic devices are being offered in international markets; however, we do not believe these products provide similar results with respect to stroke rehabilitation. When conscientiously using the NeuroMove product for three to twelve months, studies show that the majority of NeuroMove patients can re-establish the connection between the brain and impaired muscle and thus regain movement and functionality.  When movement and functionality are restored, the patient may experience increased mobility, increased productivity, an improved outlook, and a reduced risk of accidents, and may be able to engage in activities they were precluded from before using the NeuroMove. Sales of NeuroMove have not generated material revenue for years ended December 31, 2017 and 2016.

Our Markets

Zynex Medical (ZMI):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products. Thus, we primarily compete in the home electrotherapy market, with products based on IFC, TENS and NMES devices and consumable supplies. We estimate the annual domestic market for home electrotherapy products at approximately $500 million. Due to our improved recent financial performance and related cash flows, we are currently growing our sales force to address what we believe is an unaddressed market in the electrotherapy market. The current opioid epidemic has been declared a health emergency and we are uniquely positioned to help reduce the amount of opioids prescribed for treatment of chronic and acute pain symptoms. We are committed to providing health care professionals with alternatives to traditional opioid based treatment programs with our prescription-strength products which have no side-effects. This has never been more necessary than it is today considering the staggering statistics.

•	Pain impacts the lives of more Americans than diabetes, heart disease and cancer combined.

•	Pain is the leading cause of disability and the most common reason American’s seek health care is because they are seeking treatment for acute or chronic pain.

•	1 in every 4 Americans (76.2 million people), suffer with pain that lasts longer than 24 hours.

•	Approximately 25.3 million adults struggle with chronic pain, pain every day that has been present for more than 3 months.

•	If pharmaceuticals such as opioids continue to be used as the first line of defense America will continue to see a rise in opioid misuse, addiction and drug-related deaths.

We have added new products such as JetStream Hot/Cold Therapy, Aspen LSO Backbracing and Comfortrac cervical traction, all products targeted at treating acute as well as chronic pain without side-effects.

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

●	Prior to payment, the third party payors often make or take significant payment “adjustments or discounts.” This can also lead to denials and billing disputes with third party payors.
●	The majority of our revenue is generated by the sale of medical devices and from recurring patient supplies, specifically from our electrotherapy products sold through ZMI. We are reliant on insurance reimbursement.

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. ZMS is currently focusing on developing its blood volume monitor. We believe our product, once released into the marketplace (of which there can be no guarantee), will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have not yet identified competitors for this product. ZMS has not generated any revenue as this product is still in the process of FDA approval and CE Marking.

Zynex NeuroDiagnostics (ZND):

ZND is focused on developing products within the neurosensing marketplace in an effort to diversify our concentration of ZMI electrotherapy revenue. There were no significant revenues during 2017 or 2016 in ZND.

Sales and Growth Strategies

To date, ZMI accounts for substantially all of our revenue and profit. We are currently focused on expanding our sales force to address what we believe is an untapped market for electrotherapy products which has recently become more attractive due to large competitors exiting the market.

In an effort to increase revenue and diversification to become less sensitive to reimbursement changes, we are continually adding new products such as our hot/cold therapy, cervical traction and LSO back braces which are less impacted by insurance reimbursement to our ZMI sales channel and are pursuing other opportunities, including the Blood Volume Monitor. We believe these events and actions will serve to focus and increase our market share in the electrotherapy market and, in the future, diversify our product mix. We also continue to modify and refine our geographic sales channels through experienced sales representatives, representing a mix of Zynex employees, sales contractors and international distributors. As of December 31, 2017 we had approximately101 active field sales representatives. An insignificant amount of our revenue is derived from international sales; however we continue to take steps to penetrate the global medical device marketplace.

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

During 2016 and the first half of 2017, our inventory levels, which is driven by product assembly, was constrained by liquidity issues. Due to improved operating results in 2016 and 2017, we believe our liquidity constraints have been removed and we are in the process of building our inventory reserves to meet current sales demands.

Distribution and Revenue Streams:

Currently, almost all of our revenue is generated through our ZMI subsidiary from our electrotherapy products.

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

A large part of our revenue is recurring. Recurring revenue results primarily from the sale of surface electrodes and batteries sent to existing patients on our units. Electrodes and batteries are consumable items that are considered an integral part of our products.

Private Labeled Distributed Products

In addition to our own products, we distribute, through our sales force, a number of private labeled products from other domestic manufacturers in order to complement our products. These products generally include patient consumables, such as electrodes and batteries plus cervical traction, lumbar support and hot/cold therapy. Customarily, there are no formal contracts between vendors in the durable medical equipment industry. Replacement products and components are easily found, either from our own products or other manufacturers, and purchases are made by purchase order.

Intellectual Property

Although we do not own any patents, we believe that our products contain certain proprietary software. We currently have applied for utility patents for products related to cardiac monitoring within ZMS in both US and Europe. In the future, we may seek patents for advances to our existing products and for new products as they are developed. During 2017 and 2016, we incurred approximately $0.1 million and $0.3 million, respectively, of research and development expenses. We expect our research and development expenditures will be limited throughout 2018.

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

International

Zynex has received CE Marking approval for several of its products. CE Marking is a certification that a product meets the standards established by the 28 nations of the EU and qualifies for sale in the EU and 4-nation European Free Trade Association.

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

Employees

As of December 31, 2017, we employed 109 employees. We also engage a number of independent commission-only sales contractors.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We’ve encountered significant volatility in our recent operating results

The Company’s results from operations have improved significantly in recent years but there has been significant volatility in our results over the past 5 years as reflected in the following table (in thousands):

Year	Revenues	Profit (Loss)
2014	$11.1	$(6.2)
2015	$11.6	$(2.9)
2016	$13.3	$0.07
2017	$23.4	$7.4

Our financial results could continue to be volatile and there is no assurance we will continue our current increase in revenue and profits.

Our history of operating losses and negative working capital may make it difficult to raise any new capital and may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees.

We’ve had lack of liquidity in recent periods which led to a going concern opinion in prior years.

During 2013-2015, the Company suffered operating losses which caused a lack of liquidity and a substantial working capital deficit. This raised substantial doubt about the Company’s ability to continue as a going concern.

During 2016, the Company generated net income during Q3 and Q4 and combined with the profitability in 2017, the Company has recorded six consecutive profitable quarters, paid off its line of credit with Triumph Healthcare Finance, a division of TBK Bank, SSB, formerly known as Triumph Community Bank, (“Triumph”) and generated cash reserves and positive working capital.

Our history of operating losses could make it difficult to raise any new capital and may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees.

We cannot be certain the Company won’t be impacted by liquidity challenges in the future due to the volatile operating results mentioned above.

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

We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. We also review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid. Although we cannot predict whether or when a request for repayment or our subsequent request for reimbursement will be resolved, it is not unusual for such matters to be unresolved for a long period of time. No assurances can be given with respect to our estimates for our allowance for provider discounts for reimbursements and offsets or the ultimate outcome of the refund requests.

During the first quarter of 2016, the Company collected $880,000 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for billing adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880,000 insurance reimbursement as a deferred insurance liability as of March 31, 2016. However, the Company is disputing the refund request and has initiated an internal review of the reimbursement to determine that the original sales arrangement was properly executed, the products had been received and title was transferred, the price of the products or services and the reimbursement rate is fixed and determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company expects to record the appropriate amount as net revenue when such internal review is complete and the Company’s claim to the amount is reasonably assured. To the extent that the Company has to repay any significant portion of the $880,000, this will have a negative effect on the Company’s liquidity position.

Future changes in coverage and reimbursement policies for our products or reductions in reimbursement rates for our products by third party payors could adversely affect our business and results of operations

In the United States, our products are prescribed by physicians for their patients. Based on the prescription, which we consider an order, we submit a claim for payment directly to third-party payors such as private commercial insurance carriers, government payors and others as appropriate and the payor reimburses us directly. Federal and state statutes, rules or other regulatory measures that restrict coverage of our products or reimbursement rates could have an adverse effect on our ability to sell or rent our products or cause physical therapists and physicians to dispense and prescribe alternative, lower-cost products.

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

In May 2014, the FASB issued ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) which is effective for us January 1, 2018. We finalized our analysis of the new revenue guidance and we currently believe the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

The Tax Cuts and Jobs Act could have material effects on the Company.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. business entities. These changes include a permanent reduction to the federal corporate income tax rate and changes in the deductibility of interest on corporate debt obligations, among others. Although we are evaluating the Tax Act with our professional advisers, the impact of the Tax Act on our business is currently uncertain

The patient protection and accountability act of 2010 has had an impact on our business which may be in part beneficial and in part detrimental

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation has had an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payors. This legislation has resulted in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during 2013 and 2014 and the lack of any significant increase in 2015. Orders and revenue increased in 2016 and 2017, however we are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

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

The uncertainty of continuing healthcare changes and regulations may place our business model in doubt

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

Because our sales are dependent on prescriptions from physicians, if any of these or other factors results in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund operations. Although we experienced an increase in orders for our ZMI products during 2016 and 2017 compared to prior years, we can make no assurances that demand for our products will not decline in future periods.

Any new competitor could be larger than us and have greater financial and other resources than we do and those advantages could make it difficult for us to compete with them

Many competitors to our products may have substantially greater financial, technical, marketing, and other resources. Competition could result in our need to reduce prices, result in fewer orders, reduced gross margins, and loss of market share. Our products are regulated by the FDA. Competitors may develop products that are substantially equivalent to our FDA cleared products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own. If overall demand for our products should decrease it could have a material adverse effect on our operating results. Substantial competition is expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product. These competitors may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products, which could have a material adverse effect on our operating results.

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

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers. A security breach could result in disruptions of our internal systems and business applications, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.  Any of these consequences would adversely affect our revenue and margins.

If we are unable to retain the services of Mr. Sandgaard or if we are unable to successfully recruit qualified managerial and sales personnel with experience in our business, we may not be able to continue our operations

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer and Founder and beneficial owner of 53% of our outstanding stock. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. There is currently no employment agreement with Mr. Sandgaard. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel having experience in our business. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find, attract and retain qualified new employees and sales representatives and retain existing employees and sales representatives.

We need to maintain insurance coverage, which could become very expensive or have limited availability

Our marketing and sale of medical device products and services creates an inherent risk of claims for product liability. As a result, we carry product liability insurance and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured that we have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, if we are subject to such liability claims, there is no assurance that our insurance provider will continue to insure us at current levels or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims. In addition, in January 2017, we have obtained director and officer insurance that covers current and prior periods.

We depend upon obtaining regulatory approval of any new products and/or manufacturing operations we develop and maintain approvals of current products; failure to obtain or maintain such regulatory approvals could result in increased costs, lost revenue, penalties and fines.

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

We are a small company in terms of employees, technical and research resources and we have limited liquidity. We expect to incur research and development and sales and marketing, and general and administrative expenses. These amounts may increase before any commensurate incremental revenue from these efforts may be obtained and may adversely affect our potential profits and we may lack the liquidity to pay for such expenditures. These factors may also hinder our ability to meet changes in the medical industry as rapidly or effectively as competitors with more resources.

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

Substantial costs could be incurred defending against claims of infringement

Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe Zynex’s ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology at a reasonable cost, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

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

Our principal executive officer owns a controlling interest in our voting stock and investors will not have any voice in our management

Our President, Chief Executive Officer, and Chairman, , Thomas Sandgaard, beneficially owns approximately 53% of our outstanding common stock as of February 22, 2018. As a result, Mr. Sandgaard has the ability to control substantially all day to day operations of our company and all matters submitted to our stockholders for approval, including:

●	Election of our board of directors;
●	Removal of any of our directors;
●	Amendment of our certificate of incorporation or bylaws;
●	Approval of significant corporate transactions, such as a sale, merger or liquidation of our Company; and
●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

We are a relatively small company with a limited number of products and staff. Sales fluctuations and employee turnover may adversely affect our business

We are a relatively small company. Consequently, compared to larger companies, sales fluctuations could have a greater impact on our revenue and profitability on a quarter-to-quarter and year-to-year basis and delays in patient orders could cause our operating results to vary significantly from quarter to quarter and year-to-year. In addition, as a small company we have limited staff and are heavily reliant on certain key personnel to operate our business. If a key employee were to leave the company it could have a material impact on our business and results of operations as we might not have sufficient depth in our staffing to fill the role that was previously being performed. A delay in filling the vacated position could put a strain on existing personnel or result in a failure to satisfy our contractual obligations or to effectively implement our internal controls, and materially harm our business.

We’ve had material weaknesses in our internal controls over financial reporting in previous periods

We believe we have remediated prior material weaknesses but as a small company with limited resources, it is possible we identify material weaknesses in the future. If we do not remediate any such weaknesses in the future, in addition to any impact on our stock price, it could also impact our ability to raise capital and could affect adversely our reputation, which collaterally could affect our ability to retain sales personnel and business relationships with insurance companies paying for our products and vendors.

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

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

We are required to prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt may require additional changes to the current accounting treatment that we apply to our financial statements and may require us to make significant changes to our reporting systems. Such changes could result in a material adverse impact on our business, results of operations and financial condition. For example, effective January 1, 2018, we were required to adopt ASC 606. The Company currently believes any changes made in adopting ASC 606 will be immaterial to its financial statement but the adoption of ASC 606 is complex and it is possible the adoption of ASC 606  has a material effect on our financial statements. See Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding ASC 606.

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

Our statues as a ‘controlled company’ could make our class A common stock less attractive to some investors or otherwise harm our stock price.

Although our common stock is currently quoted on the OTCQB, because we qualify as a "controlled company" under the corporate governance rules for listed companies, we would not be required to have a majority of our board of directors be independent if we were a listed company, nor would we be required to have a compensation committee or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all corporate governance rules. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Our existing shareholders have experienced dilution as a result of shares issued to the broker-dealer involved in our recent placement of debt and will experience further dilution if we elect to raise equity capital to meet our liquidity needs

Due to our past liquidity issues, we have had to raise capital in the form of debt and/or equity to meet working capital needs.  We may also be required to issue equity (or debt) securities in the future to meet our liquidity needs which would result in additional dilution to our existing stockholders.  Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so.  If we raise additional working capital, we may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIESIn October 2017, we signed a lease for a new corporate headquarters in Englewood, Colorado beginning in January 2018. The lease is for approximately 41,715 square feet and continues through June 30, 2023 with an option for a two year extension through June 2025. Our prior headquarters lease contained a termination clause upon 30 days’ notice by either party which we executed during December 2017. We also lease a small office/warehouse in Denmark. We believe that these leased properties are sufficient to support our requirements until the leases expire. See Note 11 to the Consolidated Financial Statements for additional information on these leases.

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

	For the Years Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$0.35	$0.30	$0.45	$0.25
Second Quarter	$0.61	$0.31	$0.36	$0.20
Third Quarter	$1.89	$0.61	$0.31	$0.15
Fourth Quarter	$3.18	$1.80	$0.36	$0.10

As of February 22, 2018, there were 32,457,636 shares of common stock outstanding and approximately 269 record holders of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Beginning on December 6, 2017, and continuing through December 5, 2018, we have the ability through our stock purchase program to re-purchase our common stock at prevailing market prices either in the open market or through privately negotiated transactions up to $2.0 million.  The size and timing of such purchases, if any, was based on market and business conditions as well as other factors.  We are not obligated to purchase any shares.

From the inception of the plan through December 31, 2017, we purchased 86,837 shares of our common stock for $0.2 million or an average price of $2.86 per share.

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

Recent Sales of Unregistered Securities

During the period covered by this annual report on Form 10-K, there were no sales by us of unregistered securities except as noted below and as described in Note 10 to the Audited Financial Statements.

The following sets forth the information required by Item 701 of Regulation S-K:

1.	On February 28, 2017, the Company conducted a closing under the Offering ( as defined below under Note 10 to the Audited Financial Statements) and issued subordinated promissory notes totaling $1,035,000. Newbridge Securities Corporation (“Newbridge”) was compensated in connection with sales made in the Offering consisting of (i) a cash amount equaling 10% commissions and a 3% non-accountable expense allowance, (ii) 776,250 shares of our Common Stock and (iii) a due diligence fee of $15,000.

2.	Newbridge, a FINRA member and SEC-registered broker-dealer, was the underwriter for the offering and compensated as set forth above.

3.	The Company received $1,035,000.

4.	The Offering was made to accredited investors only pursuant to SEC Rule 506(b) and Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933.

5.	The subordinated promissory notes are not convertible.

6.	The proceeds of the Offering were used to pay the commissions and expenses of Newbridge, a due diligence fee of $15,000, and our Lender $342,000 as repayment of principal and interest on the outstanding obligations. The Company is using the balance of the proceeds for working capital.

ITEM 6. SELECTED FINANCIAL DATA

Not required

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the Company’s possible need for additional capital in order to grow our business, our ability to engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein and included in “Item 1A-Risk Factors.”.

OVERVIEW

We operate in one primary business segment, Electrotherapy and Pain Management Products. As of December 31, 2017, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the years ended December 31, 2017 and 2016 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) is developing a blood volume monitoring device, but it is not yet developed or ready for market and, as a result, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Report.

LIQUIDITY

During 2013-2015, the Company suffered operating losses which caused a lack of liquidity and a substantial working capital deficit. This raised substantial doubt about the Company’s ability to continue as a going concern.

During 2016, the Company generated net income during Q3 and Q4 and combined with the profitability in 2017, the Company has recorded six consecutive profitable quarters, paid off its line of credit with Triumph Healthcare Finance, a division of TBK Bank, SSB, formerly known as Triumph Community Bank, (“Triumph”) (Note 9) and generated cash reserves and positive working capital.

As a result, in accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, as of December 31, 2017, management evaluated whether there are conditions and events that raise doubt about the entity’s ability to continue as a going concern and concluded there is not significant doubt. The Company is currently able to meet its obligations as they become due within one year. Management’s evaluation is based only on relevant conditions and events that are known and reasonably knowable as of the date of these financial statements.

RECENT DEVELOPMENTS

Net revenue increased 76% in 2017 to $23.4 million from $13.3 million in 2016. The increase in net revenue resulted in net income of $7.4 million for the year ended December 31, 2017 from $69,000 in 2016.

We generated cash flows from operating activities of $8.3 million during year ended December 31, 2017. Increased profitability and the related cash flows allowed us to pay off our credit facility with Triumph on June 30, 2017 and produced working capital at December 31, 2017 of $4.4 million compared to a ($4.3 million) deficit as of December 31, 2016.

During the first quarter of 2017, the Company raised approximately $1.0 million of gross proceeds in a private placement completed through Newbridge Securities Corporation. Those funds were used to increase available inventory through the production of devices and acquisition of supplies and a portion was paid to Triumph.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format (in thousands).

	For the Years Ended December 31,
	2017	2016	Change
NET REVENUE
Product devices	$8,755	$9,032	$(277)
Product supplies	14,677	4,281	10,396
Total revenue	23,432	13,313	10,119

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - product & supply	4,819	3,517	1,302
Selling, general and administrative expense	9,669	9,156	513
Total costs of revenue and operating expenses	14,488	12,673	1,815

Income from operations	8,944	640	8,304

Other expense
Other expense	-	(204)	204
Interest expense	(1,450)	(352)	(1,098)
Other expense	(1,450)	(556)	(894)

Income from operations before income taxes	7,494	84	7,410
Income tax expense	129	15	114
Net Income	7,365	69	7,296
Plus: Net income (loss) - noncontrolling interest	-	-	-
Net income - attributable to Zynex, Inc.	$7,365	$69	$7,296

The following table presents our consolidated statements of operations reflected as a percentage of total revenue.

	For the Years Ended December 31,
	2017	2016
NET REVENUE
Product devices	37%	68%
Product supplies	63%	32%
Total revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - product & supply	21%	26%
Selling, general and administrative expense	41%	69%
Total costs of revenue and operating expenses	62%	95%

Income from operations	38%	5%

Other expense
Other expense	-%	(2)%
Interest expense	(6)%	(3)%
Other expense	(6)%	(4)%

Income (loss) from operations before income taxes	32%	1%
Income tax expense	1%	0%
Net Income (loss)	31%	1%
Plus: Net loss - noncontrolling interest	-%	-%
Net income (loss) - attributable to Zynex, Inc.	31%	1%

Net Revenue

Net revenues are comprised of product device and product supply sales, reduced by estimated Third-party Payors reimbursement deductions and an allowance for uncollectible amounts, if needed. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. Product device revenue is primarily comprised of our transcutaneous electrical nerve stimulation (“TENS”) products and also includes our cervical traction, lumbar support and hot/cold therapy products. Supply revenue includes consumable supplies related primarily to our TENS products.

We also sell consumable supplies for all patients using our electrotherapy products, consisting primarily of surface electrodes and batteries. Revenue for the electrotherapy products is reported net, after adjustments for estimated insurance company reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the health care industry as “billing adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See our Significant Accounting Policies in Note 2 to the Consolidated Financial Statements for a more complete explanation of our revenue recognition policies.

We continually pursue improvements to our processes of billing insurance providers. We review all claims which are initially denied or not received. As these situations are identified and resolved, the appropriate party is appropriately rebilled (resubmitted) or, for those claims not previously billed, billed.

We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. We also review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid.

As of December 31, 2017, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Net revenue increased $10.1 million or 76% to $23.4 million for the year ended December 31, 2017, from $13.3 million for the year ended December 31, 2016. The growth in net revenue is primarily related to an increased customer base which drove higher sales of consumable supplies and improvements in our billing and collection procedures.

Product Device Revenue

Product device revenue is related to the purchase of our products. Product device revenue decreased $0.2 million or 3% to $8.8 million for the year ended December 31, 2017, from $9.0 million for the year ended December 31, 2016. The decrease in product device revenue is primarily related to fewer orders in 2017, partially offset by improvements in our billing and collection procedures.

Product Supplies Revenue

Product supplies revenue is related to the sale of supplies, typically electrodes and batteries, for our products. Product supplies revenue increased $10.4 million or 243% to $14.7 million for the year ended December 31, 2017, from $4.3 million for the year ended December 31, 2016. The increase in product supplies revenue is primarily related to an increased customer base from increased sales in 2016 and improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue –Product and Supply

Cost of Revenue –product and supply consist primarily of product and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the year ended December 31, 2017, increased 37% to $4.8 million from $3.5 million, respectively. The increase in cost of revenue is primarily due to the increase in product supply orders. As a percentage of revenue, cost of revenue –product and supply decreased to 21% for the year ended December 31, 2017 from 26% for the year ended December 31, 2016. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. Selling, general and administrative expense for the year ended December 31, 2017 increased 6% to $9.7 million from $9.2 million for the year ended December 31, 2016. The increase in selling, general and administrative expense is primarily due to incentive compensation and stock compensation expense related to warrants issued. As a percentage of revenue, selling, general and administrative expense decreased to 42% for the year ended December 31, 2017 from 69% for the year ended December 31, 2016. The decrease as a percentage of revenue is due to the increase in revenue during the period which more than offset the aforementioned slight increase in expenses.

Other Income (Expense)

Other expense is composed primarily of interest expense and debt issuance costs. For the years ended December 31, 2017 and 2016, other expense increased to $1.5 million from $0.6 million, respectively. The increase during the period is related to amortization of debt issuance costs and debt discount related the private placement completed in during the first quarter of 2017 plus the increase in value of the common shares related to the private placement from the inception of the note and the date the shares were issued to the noteholders which is recorded as additional interest expense of approximately $0.7 million.

FINANCIAL CONDITION

As of December 31, 2017, we had working capital of $4.4 million, compared to a deficit as of December 31, 2016 of $4.3 million. The increase in working capital is primarily due to the profitability during 2017. We generated $8.3 million in positive operating cash flows during 2017 and expect to generate positive cash flows from operations going forward.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  As of December 31, 2017, our principal source of liquidity was $5.6 million in cash and $2.2 million in accounts receivables, net of allowances. The increased cash balance at December 31, 2017 was due cash flows from operations of $8.3 million during 2017 which was partially offset by using cash to retire our credit facility with Triumph and principal payments related to our private placement which was completed in the first quarter of 2017. The credit facility had been in default since 2014 and the payoff allows the company operating flexibility going forward.

Our anticipated uses of cash in the future will be to fund the expansion of our business, fund a company share buyback program and debt service related to the private placement which is scheduled to be fully retired in the first half of 2018.

Net cash provided by operating activities for the years ended December 31, 2017 and 2016 was $8.3 million and $1.8 million, respectively.  The increase in cash provided by operating activities for the year ended December 31, 2017 was primarily due to the significant increase in profitability in 2017.

Net cash used in investing activities for each of the years ended December 31, 2017 and 2016 was $0.1 million and $0.2 million, respectively.  Cash used in investing activities for the years ended December 31, 2017 and 2016 is related to the purchase of property and equipment.

Net cash used in financing activities for the years ended December 31, 2017 and 2016 was $2.9 million and $1.3 million, respectively.  The cash used in financing activities for the year ended December 31, 2017 was primarily due to the retirement of our credit facility with Triumph of $2.8 million, the company share buyback program and payments related to our promissory notes from our private placement, partially offset by the cash received in the private placement. The cash used for the year ended December 31, 2016 was primarily related to payments on our credit facility with Triumph.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, debt extinguishment and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•	Our cash and cash equivalents balance at December 31, 2017 of $5.6 million;

•	Our working capital balance of $4.4 million;

•	Our profitability during the last 6 quarters; and

•	Our planned capital expenditures of less than $0.5 million during 2018.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2017 (in thousands).

	Total	2018	2019	2020	2021	2022	Thereafter
Unsecured subordinated promissory notes	$384	$384	$-	$-	$-	$-	$-
Capital lease obligations	123	123	-	-	-	-	-
Operating leases	4,531	463	830	873	914	956	495
	$5,038	$970	$830	$873	$914	$956	$495

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our new headquarters in Englewood, Colorado and a small warehouse/office in Denmark. Rent expense was $0.5 million for the years ended December 31, 2017 and 2016.

We signed a new headquarters facility lease in October 2017 with a term from January 1, 2018 through June 30, 2023 which includes an option to extend the lease for an additional two years through 2025. The lease rate increases annually as of November 1. We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term.

Our prior headquarters lease in Lone Tree, Colorado contained a termination clause which allowed the Company to terminate the lease at any time with three months written notice. We provided notice to the landlord at the end of October 2017.

The Company also leases certain equipment under capital leases which expire on various dates through 2018.  Imputed interest rates on the leases range from approximately 2% to 10%.

In the fourth quarter of 2012, ZEU entered into an annual rental agreement for a small office/warehouse space (approximately 250 square feet) in Denmark, which can be terminated within 120 days’ notice. Annual rent totals 45,000 Danish kroner (approximately $7,500 USD using 2017 year-end exchange rates).

Off – Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements or obligations.

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

Revenue Recognition , Allowance for Billing Adjustments and Collectability

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists, 2) products have been delivered and title has transferred 3) the price of the products or services is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue for medical units and supplies when we receive notice that the product has been prescribed and delivered to the patient. The Company, prior to recognizing revenue verifies the patient’s insurance coverage or obtains the insurance company preauthorization, when required. Revenue from supplies is recognized upon delivery. Revenue from sales to distributors is recognized when the Company receives notice of receipt by the distributor. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions and, for wholesale customers and patient billings, an allowance for uncollectible accounts. The Third-party Payor reimbursement deductions are known throughout the health care industry as “billing adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from Third-party Payors. The nature of these receivables within the medical industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by Third-party Payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for billing adjustments and if necessary, an allowance for doubtful accounts. Billing adjustments result from reimbursements from Third-party Payors that are less than amounts claimed and from where the amount claimed by the Company exceeds the Third-party Payors usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance and adjusts it at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with the Third-party Payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by payor. However, changes to the allowance for billing adjustments and uncollectible accounts, which are recorded as a reduction of revenue, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

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

The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. These requests are sometimes related to a limited number of patients or products; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews these refund claims when it is rebilling or pursuing reimbursement from insurance providers. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued. Such refunds are recorded when the amount is fixed and determinable, however management maintains an allowance for estimated future refunds which we believe is sufficient to cover future claims.

However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests. In addition to the allowance for billing adjustments, the Company records an allowance for uncollectible accounts receivable for wholesale (sales to distributors) sales and certain patient billings when necessary. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for uncollectible accounts receivable may not be adequate and may result in an increase in the future.

As of December 31, 2017, the Company believes its accounts receivable is reasonably stated at its net realizable / collectible value and has an adequate allowance for billing adjustments relating to all known insurance disputes and refund requests.

As of December 31, 2017, the Company believes its accounts receivable is reasonably stated at its net realizable / collectible value and has an adequate allowance for billing adjustments relating to all known insurance disputes and refund requests.

Deferred Insurance Reimbursement

During the first quarter of 2016, the Company collected $880,000 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for billing adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880,000 insurance reimbursement as a deferred insurance liability. However, the Company is disputing the refund request and has initiated an internal review of the reimbursement to determine that the original sales arrangement was properly executed, the products had been delivered and title was transferred, the price of the products or services and the reimbursement rate is fixed and determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company expects to record the appropriate amount as net revenue when such internal review is complete and the Company’s claim to the amount is reasonably assured. No further communication has been received from the insurance company regarding the payment or requested refund.

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

Finished goods at December 31, 2017 and 2016 includes products (finished goods, parts and supplies) held at the Company’s headquarters. During 2016 the Company ramped up the EZ Rx Prescribe program, whereby the NexWave electrotherapy device is sold by prescription and is shipped from the Company manufacturing facilities. During 2016 the EZ Rx Prescription program represented nearly 100% of orders. As a result, the Company is no longer holding substantial field inventory at different locations by healthcare or third party providers. Total gross inventories at December 31, 2017 was $0.4 million which was comprised of finished goods, work in process and parts and supplies as compared to December 31, 2016 of $0.1 million.

On December 31, 2017, the Company did not have open material inventory purchase commitments with vendors.

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

Income Taxes

Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including changes to interest rates and inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report there on of EKS&H, LLLP, are filed as part of this report starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on the Company’s Current Report on Form 8-K dated December 31, 2016, GHP Horwath, P.C. notified the Company that it had chosen to not stand for re-appointment. Subsequently, as reported on Form 8-K dated January 16, 2017, the Company appointed EKS&H, LLLP as its independent registered public accounting firm. During the Company’s fiscal years ended December 31, 2016 and 2015, and through the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses in our internal control over financial reporting disclosed in the Company’s Form 10-K for the year ended December 31, 2016 as discussed further below.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, we are required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework set forth in the report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

As a result of our assessment of internal controls over financial reporting as of December 31, 2016, management had identified the following control deficiencies that represent material weaknesses that were remediated:

•	The design and operating effectiveness of the Company’s controls over the financial statement close process related to the timely account reconciliation, analysis and assessment of key accounting estimates and financial reporting and disclosure was not in place. This was directly impacted by a limitation on current accounting resources and staffing resulting in limited capabilities for us to conduct independent reviews over the preparation of the related work product. Management identified remediation efforts which have been implemented during the second and third quarter of 2017. We have put policies and procedures in place plus made some key hires in the finance and accounting area and due to these actions, we believe we have fully remediated this deficiency as of September 30, 2017.

•	We had a material weakness due to lack of segregation of duties. From October 2015 through May 2017, we had no Chief Financial Officer and our President and Chief Executive Officer assumed the role of Principal Financial Officer, in addition to that of Principal Executive Officer. This one person is also involved in the processing of banking transactions, has overall supervision and review of all cash disbursements and cash receipts, and had responsibility for the overall accounting and approval process. We hired a Chief Financial Officer on June 5, 2017 who will also serve as our Principal Financial Officer. Currently, all financial responsibilities are being managed by Chief Financial Officer and his staff and therefore we believe this material weakness was remediated as of December 31, 2017.

•	We previously lacked independent Board members necessary to maintain audit and other board committees consistent with best practice corporate governance standards. On January 10, 2018, we appointed two independent directors, Messrs. Barry D. Michaels and Michael Cress. Mr. Michaels will also serve as chairman of the audit committee. Mr. Cress will also serve on the audit committee. The newly appointed Board members will review the Company’s results of operations for the year ended December 31, 2017 and the related Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, we completed our corrective action related to our segregation of duties. Our CFO and his staff have assumed all of the financial responsibility in the organization. We also completed the documentation of our internal control processes with our independent consulting firm. Although our newly appointed Board members were added subsequent to December 31, 2017, they will be involved in review of our 2017 year-end results and governance processes.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs that follow provide information concerning each of our directors and executive officers at February 22, 2018.

		Director/Officer
Name	Age	Since	Position or Office
Thomas Sandgaard	59	1996	President, Chief Executive Officer and Chairman
Barry D. Michaels	68	2018	Director
Michael Cress	60	2018	Director
Daniel Moorhead	45	2017	Chief Financial Officer

On January 10, 2018, the Board of Directors approved a resolution to increase the size of the Board of Directors from one to three members. Mr. Sandgaard will continue to serve as Chairman.

On January 10, 2018, Barry D. Michaels and Michael Cress were appointed to the Board of Directors and both will join the audit committee with Mr. Michael’s serving as the chairman of the audit committee.

Thomas Sandgaard, age 59, founded the Company in 1996 after a successful European-based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard has been our President, CEO and Chairman since 1996.  Prior to the appointments of Messrs. Michaels and Cress Mr. Sandgaard was and had been our only member of the board of directors. Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from University of Southern Denmark and an MBA from Copenhagen Business School. Mr. Sandgaard founded the Company’s business in 1996 and has been the president, CEO and chairman of the board since the business was founded. Mr. Sandgaard currently does not hold, and has not held in the past five years, directorships with any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Sandgaard founded the Company in 1996 and has served as our CEO for our entire history. Mr. Sandgaard has tremendous knowledge of our products, industry and the history of our Company. Mr. Sandgaard provides the Company and Board with significant strategic vision and strong leadership.

Barry D. Michaels, age 68, is a retired senior executive with both general and financial management experience in emerging growth companies. Mr. Michaels has more than 35 years of financial and general management experience in the medical device and biotechnology industries with industry leaders including Medtronic, Johnson and Johnson, and Baxter Healthcare. Mr. Michaels served as Chief Financial Officer of three private and four publicly traded companies including Cardima, Inc., Lipid Sciences, Inc., ICN Biomedicals, Inc., IntraTherapeutics, Inc., VIA Medical, and Webster Laboratories. In addition he served as President of a Johnson and Johnson division and acting Chief Executive Officer of Lipid Sciences, Inc. He has raised nearly $800 million in capital within public and private market environments, has taken two companies public, and has led three private companies to favorable liquidity events. He has also served as an independent consultant to medical device and biotechnology companies since 1997 leveraging his strong mix of organizational, operational, and financial management skills to advise senior management and directors. During his tenure in executive management Mr. Michaels has added over 1,100 jobs to the economy and increased shareholder value by more than $2 billion. Mr. Michaels holds a BA in Audiology and an MBA in Finance from San Diego State University and is a graduate of the Executive Program at the University of California, Los Angeles. In addition, he has completed the UCLA Director’s Education Program certification exam and has served as Corporate Secretary to three publicly traded companies. Mr. Michaels has also been appointed Audit Committee Chair of the Company’s Audit Committee. Mr. Michaels qualifies as an audit committee financial expert within the meaning of Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K.

With his years of executive experience, Mr. Michaels brings to the board senior-level management experience with deep knowledge of the medical device industry. Mr. Michaels also served as CFO for a NASDAQ listed medical company and brings significant public company experience to the Board where he serves as Audit Committee Chair.

Michael Cress, age 60, currently serves as Chairman and Managing Partner of MD Cress Ventures, a national firm that owns, operates and advises companies within the healthcare sector.  Mr. Cress also serves as Chairman of Rainier Healthcare. Prior to MD Cress Ventures he served as the President and CEO of the Cornerstone Healthcare Group which owns and manages hospitals throughout the country.  Mr. Cress also served as Vice President of Business Development for Kindred Healthcare, a publicly traded healthcare company that owns and operates hospitals, nursing homes, rehabilitation, pharmacy and other segments of the healthcare continuum. He served as the CEO of Vencor Hospital of San Diego and was also an Adjunct Professor for the Masters of Healthcare Administration program at the University of Kansas. Mr. Cress currently serves on several not-for-profit boards including Rachel’s Challenge and is a co-founder and board member for The Neighborhood as well as serving on the boards or advisory boards of several companies, including Linley Capital, BankSNB, Rainier Hospice and Sleep Research.

Mr. Cress has extensive experience in the medical industry and brings not only board experience but also merger and acquisition and strategic planning experience to Zynex’s Board of Directors.

Daniel Moorhead, age 45, joined in June 2017 as the Chief Financial Officer and is responsible for all finance and accounting functions. Prior to joining Zynex, Mr. Moorhead was Chief Financial Officer of Evolving Systems, Inc. (Nasdaq: EVOL) from January 2016 until May 2017, after having served as Vice President of Finance & Administration from December 2011 through December 2015 and in other financial management roles from 2002-2005 and 2008-2011. Mr. Moorhead is a CPA and holds a B.B.A. in Accounting from the University of Northern Colorado.

Committees of the Board of Directors

Since our common stock is currently quoted on the OTCQB we are not subject to the corporate governance rules of listed companies. Accordingly we are not required to have independent board members or board committees. Nevertheless, our Board of Directors consists of two independent directors and our Board of Directors has established an Audit Committee, as described below.

Controlled Company Status

Our President and Chief Executive Officer, Thomas Sandgaard, beneficially owns approximately 53% of our outstanding common stock as of February 22, 2018. As a result, we are a “controlled company” within the meaning of Nasdaq and NYSE MKT corporate governance standards. Although no assurances can be made that we currently qualify or will qualify to be listed on a national exchange or that we will seek to do so, if we were to be approved to be listed on an exchange we could seek to meet the corporate governance standards of such exchange using certain exemptions applicable to controlled companies.

Under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company”, and if we are listed on Nasdaq, although there can be no assurances that we could or would seek to be listed, we expect to utilize exemptions relating to certain Nasdaq corporate governance requirements, including:

•	The requirement that we have a Nominating Committee that is composed entirely of independent;

•	The requirement that we have a Compensation Committee that is composed entirely of independent directors; and

•	The requirement for an annual performance evaluation of the Nominating and Compensation Committees.

The NYSE MKT has similar rules and exemptions with respect to controlled companies, which we expect to utilize if we are listed on the NYSE MKT, although there can be no assurances that we could or would seek to be listed. As a result of these exemptions, we anticipate that, if we are still a controlled company at the time that we apply to be listed on the Nasdaq or the NYSE MKT, our Nominating and Compensation Committees will not consist entirely of independent directors and that we will not be required to have an annual performance evaluation of the Nominating and Compensation Committees.

Audit Committee

The Audit Committee assists the Board of Directors in its oversight of the integrity of the Company’s accounting, auditing, and reporting practices. The Audit Committee meets with our independent registered public accounting firm at least annually to review the results of the annual audit and discuss the financial statements. The Committee will meet with our independent registered public accounting firm quarterly to discuss the results of the accountants’ quarterly reviews as well as quarterly results and quarterly earnings releases; recommends to the Board the registered public accounting firm to be retained; and receives and considers the accountants’ comments as to internal controls and procedures in connection with audit and financial controls. The Audit Committee reviews all financial reports prior to filing with the Securities and Exchange Commission (“SEC”) and reviews all financial press releases prior to release. The specific responsibilities in carrying out the Audit Committee’s oversight role are set forth in the Audit Committee’s Charter, a copy of which is posted on the Company’s website, www.zynex.com, under "Investors — Corporate Governance." The Audit Committee currently consists of Messrs. Michaels and Cress, each of whom are independent directors as required under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Section 10A(m)(3). The Board of Directors has determined that Mr. Michaels is an "audit committee financial expert" as defined by the rules of the Securities and Exchange Commission.

 Director Nominations by Shareholders

We do not have procedures by which a security holder may recommend director nominees to our Board of Directors.

The Company Has Never Held A Stockholders’ Meeting and Has No Plans To Do So

We have never held a stockholders’ meeting and do not have plans to hold a meeting in 2018 unless we are required to hold such a meeting if we become listed on the Nasdaq or the NYSE MKT.

Code of Ethics

The Board has adopted a written code of ethics for each employee, including our Chief Executive Officer and Chief Financial Officer. The code also applies to our agents and representatives, sales representatives and consultants. The code of ethics is posted on our website at www.zynex.com. If we make certain amendments to or waivers of our code of ethics, we intend to satisfy the SEC disclosure requirements by promptly posting the amendment or waiver on our website.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Objectives and Practices

We designed our executive officer compensation program to attract, motivate and retain key executives who drive our success. We strive to have pay reflect our performance and align with the interests of long-term stockholders, which we achieve with compensation that:

•	Provides executives with competitive compensation that maintains a balance between cash and stock compensation, encouraging our executive officers to act as owners with an equity stake in our company;

•	Enhances retention by having equity compensation subject to multi-year vesting; and

•	Does not encourage unnecessary and excessive risk taking.

The Company evaluates both performance and compensation to ensure the Company maintains its ability to attract and retain superior employees in key positions and compensation provided to key employee’s remains competitive relative to the compensation paid to similarly situated executives of other companies our size.

Elements of Executive Compensation

Our compensation for senior executive officers may consist of the following elements:  base salary; incentive compensation; long-term equity compensation in the form of stock options and restricted stock; and employee benefits that are generally available to all our employees.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. It is our policy to set base salary levels taking into account a number of factors, such as annual revenue, the nature of our business, the structure of other companies’ compensation programs and the availability of compensation information. When setting base salary levels, in a manner consistent with the objectives outlined above, the Company considers our performance, the individual’s breadth of knowledge and performance and levels of responsibility.

Incentive Compensation

Our performance-based incentive compensation program is designed to compensate executives when financial performance goals are achieved. Executives have the opportunity to earn incentive compensation on an annual basis. Mr. Moorhead has an annual incentive compensation target of $100,000 for which the performance objectives are currently in the process of being finalized.

Long-Term Incentive Compensation – Equity Compensation

Our executive officers are eligible for stock awards. We believe that stock awards give executives a significant, long-term interest in our success, help retain key executives in a competitive market, and align executive interests with stockholder interests and long-term performance of the Company. We have granted options as well as restricted stock under our 2017 Stock Incentive Plan and predecessor plans. Stock awards also provide each individual with an added incentive to manage the Company from the perspective of an owner with an equity stake in the business. Moreover, the long-term vesting schedule (which is generally four years for employees and three years for non-employee directors, although this may vary at the discretion of the Company) encourages a long-term commitment to the Company by our executive officers and other participants.

Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2017 and 2016:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Thomas Sandgaard (1)	2017	397,738	2,440	398,546	5,688	(1)	801,972
	2016	380,380	—	—	16,402	(1)	396,582
Daniel Moorhead (2)	2017	108,308	226,233	59,552	5,103	(2)	399,196
Michael Hartberger(3)	2016	60,250					60,250

(1)	Mr. Sandgaard’s salary includes $14,250 of deferred compensation, which during January 2016, Mr. Sandgaard elected to receive a stock option* to purchase 203,517 shares of our common stock at a strike price of $.14 per share as payment of the deferred compensation due to Mr. Sandgaard. We pay 100% of Mr. Sandgaard’s health and dental insurance. In addition, one company vehicle and two home telephone lines are provided to Mr. Sandgaard at our expense.
(2)	Mr. Moorhead was hired as Chief Financial officer in June 2017. We pay 100% of Mr. Moorhead’s health and dental insurance
(3)	Mr. Hartberger’s employment as Chief Operating Officer of the Company was discontinued effective May 16, 2016
(4)	The option awards represent the grant date fair value of stock options granted in accordance with Accounting Standards Codification (ASC) Topic 718. See Note 6 of the Consolidated Financial Statements for additional information.

Named Executive Officer Employment Arrangements and Option Awards

On June 5, 2017, the Company entered into an employment agreement with Mr. Moorhead which generally provides that in the event the Company terminates his employment, other than for cause, death or disability, he will be paid severance pay. The amount of his severance is nine months of base salary if terminated before the one year anniversary of his hire date or twelve months of severance if terminated on or subsequent to the one year anniversary of his hire date. In exchange for severance, Mr. Moorhead is required to execute a full release of all employment claims with the Company and agree to not compete with us and to not solicit our employees for the period of time during which severance is paid. The employment agreement does not change the "at will" nature of Mr. Moorhead’s employment with the Company. Either the Company or the executive may terminate his employment at any time.

During January 2016, Mr. Sandgaard elected to receive a stock option to purchase 203,517 shares of our common stock at a strike price of $0.14 per share as payment of deferred salary in the amount of $14,250 due to Mr. Sandgaard. In January 12, 2016, Mr. Hartberger was granted 200,000 options with a strike price of $0.39. The grant was pursuant to the terms of his initial employment arrangement and has expired as a result of his termination of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options for each executive officer named in the Summary Compensation Table as of December 31, 2017:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date
Thomas Sandgaard	190,000	-	(2)	$0.22	October 31, 2023
	203,571	-	(3)	$0.14	January 2, 2026
		1,000	(4)	$2.76	December 14, 2027
Daniel Moorhead	0	200,000	(5)	$0.40	June 5, 2027
	0	10,000		$1.39	September 5, 2027
	0	57,260		$2.51	December 11, 2027

(1)	Options vest at a rate of 25% per year, commencing on the grant date.
(2)	On October 31, 2013, Mr. Sandgaard was granted 285,000 options with a strike price of $0.22, with a vesting contingent on achieving certain financial performance metrics. As of December 31, 2017, 190,000 options remain active.
(3)	On January 2, 2016 Mr. Sandgaard was granted 203,571 options with a strike price of $0.14.
(4)	On December 14, 2017 Mr. Sandgaard was granted 1,000 options with a strike price of $2.76.
(5)	On June 5, 2017 Mr. Moorhead was granted 200,000 options with a strike price of $0.40, 10,000 options with a $1.39 strike price on September 5, 2017 and on December 11, 2017 was granted 57,260 options with strike price of $2.51.

Mr. Moorhead was awarded the following restricted stock awards grants during 2017, which vest at a rate of 25% per year, commencing on the grant date:

Restricted Stock Awards
	6/5/2017	10,000
	12/11/2017	5,000

Director Compensation

During the 2017 fiscal year, the Company’s Chairman was also an employee. Therefore, during 2017 the Company did not provide compensation to any non - employee person serving on its Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains certain information regarding beneficial ownership of our common stock as of February 22, 2018 by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors at February 22, 2018, (iii) our executive officers as of February 22, 2018, and (iv) all directors and executive officers named as a group. The information provided regarding beneficial ownership of the principal stockholders is based on publicly available filings and, in the absence of such filings, on the shares held of record by such persons. The address of each person listed in the table is 9555 Maroon Circle, Englewood, CO 80112.

Name	Number of Shares Beneficially Owned	Percent Of Class (2)
Thomas Sandgaard (2)	17,723,142	54.6%
All Directors and Named Executive Officers As a Group	17,723,142	54.6%

(1)	Based on 32,871,877 shares of our common stock issued and 32,457,636 outstanding on February 22, 2018.
(2)	Includes 393,571 stock options exercisable within 60 days of February 22, 2018.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2017 regarding shares of common stock available for issuance under our equity incentive plans (in thousands except exercise price).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
2005 Stock Option Plan (1)	503	$0.56	—
Equity Compensation Plans not approved by Shareholders (2)	1,117	0.32	—
Warrants	200	1.86
2017 Stock Option Plan (3)	432	1.17	4,568
Total	2,252	$0.68	4,568

(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.
(2)	As of December 31, 2014, the 2005 Stock Option Plan expired, although persons holding vested options under the 2005 Stock Option Plan continue to hold those options in accordance with the terms of their contractual agreement(s).
(3)	The 2017 Stock Option Plan was approved by shareholders on June 1, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We employ Mr. Sandgaard’s sons. The following table sets forth the compensation for services rendered in 2017 and 2016:

Name and Principal Position	Year	Salary ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Joachim Sandgaard - Information systems manager	2017	95,833	(2)	—		5,239	(1)	101,072
Joachim Sandgaard - Information systems manager	2016	95,658	(2)	—		7,092	(1)	102,750
Martin Sandgaard—Outside sales, marketing support and website/graphic design	2017	74,837		10,438	(3)	5,695	(1)	90,970
Martin Sandgaard—Outside sales, marketing support and website/graphic design	2016	44,474		—		7,109	(1)	51,583

(1)	Includes health and dental insurance provided by the Company
(2)	To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2016, entered into 3 year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.
(3)	The option awards represent the grant date fair value of stock options granted in accordance with Accounting Standards Codification (ASC) Topic 718. See Note 6 of the Consolidated Financial Statements for additional information.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following presents fees for professional services rendered by our independent registered public accounting firm (EKS&H, LLLP & GHP Horwath, P.C.) for each of the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$199,600	$106,300
Tax Fees	—	—
All Other Fees	—	—

Total	$199,600	$106,300

As discussed above and in the Forms 8-K reporting events of December 31, 2017 and January 16, 2017, GHP Horwath, P.C. served as our independent registered public accounting firm from December 2006 to December 2016.

EKS&H, LLLP has served as our independent registered public accounting firm beginning January 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:

Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated March 9, 2012, among Zynex NeuroDiagnostics, Inc., NeuroDyne Medical Corp. and the shareholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 13, 2012)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Zynex, Inc 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Report on form S-8 filed on 9/6/2017)

5.1	Opinion of Clifford L. Neuman PC to legality of securities being registered (incorporated by reference to Exhibit 5.1 to the Company’s Report on form S-8 filed on September 6, 2017)

10.2†	Offer Letter, dated August 16, 2010, between Zynex, Inc. and Anthony Scalese (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 24, 2010)

10.3†	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

10.4†	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.6	Loan and Security Agreement, dated December 19, 2011, among Zynex, Inc. Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc. and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011)

10.7	Amendment No.1 to Loan and Security Agreement, dated May 31, 2013, among Zynex, Inc. Zynex Medical, Inc. Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions, Inc. Zynex Billing and Consulting, LLC and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.8	Office Lease, effective May 1, 2013, between Public Service Credit Union and Zynex Medical, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.9	Lease Termination Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.10	Park Meadows Corporate Center III and IV Office Lease Between Public Credit Service Credit Union (Landlord) and Zynex Medical, Inc. (Tenant) . (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.11	Forbearance Agreement, effective December 17, 2014, between Zynex, Inc. and Triumph Community Bank, N.A., dba Triumph Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014)

10.12	Amendment No. 1 To Forbearance Agreement dated March 27, 2015. (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on March 31, 2015)

10.13	Amendment No. 2 To Forbearance Agreement dated June 30, 2015. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on August 14, 2015)

10.14	Amendment No. 3 To Forbearance Agreement dated September 30, 2015. (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 17, 2015)

10.15	Amendment No. 4 To Forbearance Agreement dated December 15, 2015. (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 31, 2015)

10.16	Amendment No.5 To Forbearance Agreement dated March 28, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10K filed on March 31, 2016)

10.17	Amendment No. 6 to Forbearance Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.18	Amendment No. 7 to Forbearance Agreement dated September 29, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.19	Amendment to Lease Agreement dated August 12, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.20	Amendment No. 8 To Forbearance Agreement dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 16, 2016)

10.21	Amendment No. 9 To Forbearance Agreement dated April 18, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated April 17, 2017)

10.22	Employment agreement for Daniel J. Moorhead dated June 5, 2017 ( incorporated by reference of Exhibit 10.1 to the Company’s Report on Form 8K filed on June 8, 2017)

10.23	Employment Offer Letter to Michael Hartberger dated January 9, 2016 (incorporated by reference to Exhibit 11.1 to the Company’s Current Report on Form 8-K filed on February 11, 2016)

Exhibit Number	Description

21*	Subsidiaries of the Company

23.1*	Consent of EKS&H LLLP

23.2	Consent of Clifford L. Neuman, PC related to Registration statement (incorporated by reference to Exhibit 23.1 to the Company’s Report on Form S-8 filed on September 6, 2017)

23.3	Consent of EKS&H LLP, Independent Registered Public Accounting Firm related to Registration statement (incorporated by reference to Exhibit 23.2 to the Company’s Report on Form S-8 filed on September 6, 2017)

23.4	Consent of GHP Horwath, PC related to Registration statement (incorporated by reference to Exhibit 23.3 to the Company’s Report on Form S-8 filed on September 6, 2017)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: February 28, 2018	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

February 28, 2018	Thomas Sandgaard,	/s/ THOMAS SANDGAARD
Chairman, President, Chief Executive Officer and Principal Executive Officer

February 28, 2018	Daniel Moorhead	/s/ DANIEL MOORHEAD
Chief Financial Officer and Principal Financial Officer

February 28, 2018	Barry D. Michaels	/s/ BARRY D. MICHAELS
Director

February 28, 2018	Michael Cress	/s/ MICHAEL CRESS
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Zynex, Inc. and subsidiaries

Lone Tree, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Zynex, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, cash flows, and stockholders' equity for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

February 28, 2018 Denver, Colorado

We have served as the Company's auditor since 2017.

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	2017	2016
ASSETS
Current assets:
Cash	$5,565	$247
Accounts receivable, net	2,185	3,028
Inventory, net	423	107
Prepaid expenses	198	40
Total current assets	8,371	3,422
Property and equipment, net	188	580
Deposits	370	55
Amortizable intangible assets, net	-	34
Total assets	$8,929	$4,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$2,771
Current portion of unsecured subordinated promissory notes	231	-
Current portion of capital leases	123	118
Accounts payable and accrued expenses	2,243	3,244
Accrued payroll and related taxes	538	732
Deferred insurance reimbursement	880	880
Total current liabilities	4,015	7,745
Long-term liabilities:
Capital leases, less current portion	-	136
Warranty liability	12	12
Total liabilities	4,027	7,893

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
32,864,877 issued and 32,778,040 outstanding as of December 31, 2017
31,271,234 issued and outstanding as of December 31, 2016	33	31
Additional paid-in capital	7,612	6,032
Treasury stock 86,837 and 0 shares, at December 31, 2017 and 2016, respectively, at cost	(243)	-
Accumulated deficit	(2,411)	(9,776)
Total Zynex, Inc. stockholders' equity (deficit)	4,991	(3,713)
Non-controlling interest	(89)	(89)
Total stockholders' equity (deficit)	4,902	(3,802)
Total liabilities and stockholders' equity	$8,929	$4,091

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Years Ended December 31,
	2017	2016
NET REVENUE
Product devices	$8,755	$9,032
Product supplies	14,677	4,281
Total revenue	23,432	13,313

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - product & supply	4,819	3,517
Selling, general and administrative expense	9,669	9,156
Total costs of revenue and operating expenses	14,488	12,673

Income from operations	8,944	640

Other expense
Other expense	-	(204)
Interest expense	(1,450)	(352)
Other expense	(1,450)	(556)

Income from operations before income taxes	7,494	84
Income tax expense	129	15
Net Income	7,365	69
Plus: Net income (loss) - noncontrolling interest	-	-
Net income - attributable to Zynex, Inc.*	$7,365	$69

Net income per share attributable to Zynex, Inc.:
Basic	$0.23	$0.00
Diluted	$0.22	$0.00

Weighted average basic shares outstanding	32,156	31,271
Weighted average diluted shares outstanding	33,196	31,271

* There is no difference between net income and comprehensive income.

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Years Ending December
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,365	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	252	395
Amortization of intangible assets	34	40
Amortization of debt issuance costs	511	-
Stock based compensation	66	200
Non-cash compensation to consultant	228	-
Loss on disposal of product inventory	227	30
Loss on disposal of property	-	22
Interest expense related to common stock issued in connection with our private placement	739	-
Changes in operating assets and liabilities:
Accounts receivable	843	585
Deferred Revenue	-	845
Prepaid and other assets	(473)	(14)
Accounts payable and accrued liabilities	(1,216)	569
Inventory	(316)	198
Net cash provided by operating activities	8,260	1,769

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and Equipment	(87)	(226)
Net cash used in investing activities	(87)	(226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(2,771)	(1,232)
Principal payments on subordinated notes payable	(650)	-
Proceeds from unsecured subordinated promissory notes	1,035	-
Payment of commission and placement agent fees and related expenses	(155)	-
Payments on capital lease obligations	(131)	(72)
Purchase of treasury stock	(222)	-
Proceeds from the issuance of stock	39	-
Net cash used in financing activities	(2,855)	(1,304)

Net increase in cash and cash equivalents	5,318	239
Cash and cash equivalents at beginning of period	247	8
Cash and cash equivalents at end of period	$5,565	$247

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$200	$351
Treasury stock purchased and included in accrued liabilities but not settled	$21	$-

 See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			Additional				Total
	Common Stock		Paid-in	Treasury	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
Balance at January 1, 2016	31,271,234	$31	$5,832	$-	$(9,845)	$(89)	$(4,071)
Stock-based compensation expense	-	-	185	-	-	-	185
Service provider warrant expense	-	-	15	-	-	-	15
Net income	-	-	-	-	69		69
Balance at December 31, 2016	31,271,234	$31	$6,032	$-	$(9,776)	$(89)	$(3,802)
Stock option exercises	41,143	-	39	-	-	-	39
Common stock issued pursuant to the							-
Private Placement	1,552,500	2	1,247	-	-	-	1,249
Stock-based compensation expense	-	-	66	-	-	-	66
Service provider warrant expense	-	-	228	-	-	-	228
Treasury stock	(86,837)	-	-	(243)	-	-	(243)
Net income	-	-	-	-	7,365		7,365
Balance at December 31, 2017	32,778,040	$33	$7,612	$(243)	$(2,411)	$(89)	$4,902

 See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(1) ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENT’S PLANS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate in one primary business segment, Electrotherapy and Pain Management Products. As of December 31, 2017, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the years ended December 31, 2017 and 2016 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) is developing a blood volume monitoring device, but it is not yet developed or ready for market and, as a result, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

Nature of Business

ZMI designs, manufactures and markets U.S. Food and Drug Administration (FDA) cleared medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZEU was formed in 2012 to conduct international sales and marketing for Company products. ZEU produced minimal revenues during 2017 and 2016.

ZMS was formed to develop and market medical devices for non-invasive cardiac monitoring, the products of which are under development. The Company is currently developing a blood volume monitoring device. ZMS produced no revenues during 2017 or 2016.

In 2017 and 2016, the Company generated substantially all of its revenue in North America from sales of its products and supplies to patients, dealers and health care providers.

Liquidity

During 2013-2015, the Company suffered operating losses which caused a lack of liquidity and a substantial working capital deficit. This raised substantial doubt about the Company’s ability to continue as a going concern.

During 2016, the Company generated net income during Q3 and Q4 and combined with the profitability in 2017, the Company has recorded six consecutive profitable quarters, paid off its line of credit with Triumph Healthcare Finance, a division of TBK Bank, SSB, formerly known as Triumph Community Bank, (“Triumph”) (Note 9) and generated cash reserves and positive working capital.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, as of December 31, 2017, management evaluated whether there are conditions and events that raise doubt about the entity’s ability to continue as a going concern and concluded there is not significant doubt. The Company is currently able to meet its obligations as they become due within one year from the date the Company releases its financial statements. Management’s evaluation is based only on relevant conditions and events that are known and reasonably knowable as of the date of these financial statements.

(2) SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest in the equity of a subsidiary is accounted for and reported as stockholders’ equity (deficit). Non-controlling interest represents the 20% ownership in the Company’s majority-owned (but currently inactive) subsidiary, ZBC.

Reclassifications

Certain reclassifications have been made to the 2016 financial statements to conform to the consolidated 2017 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for billing adjustments and uncollectible accounts receivable, the reserve for obsolete, excess and damaged inventory, the life of its rented equipment, valuation of stock-based compensation, and valuation of long-lived assets and realizability of deferred tax assets.

Revenue Recognition, Accounts Receivable, Allowance for Billing Adjustments and Collectability

The Company recognizes revenue when each of the following four conditions are met: 1) a contract or sales arrangement exists, 2) products have been delivered and title has transferred 3) the price of the products or services is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue for medical units and supplies when we receive notice that the product has been prescribed and delivered to the patient. The Company, prior to recognizing revenue verifies the patient’s insurance coverage or obtains the insurance company preauthorization, when required. Revenue from supplies is recognized upon delivery. Revenue from sales to distributors is recognized when the Company receives notice of receipt by the distributor. Revenue is reported net, after adjustments for estimated insurance company or governmental agency (collectively “Third-party Payors”) reimbursement deductions and, for wholesale customers and patient billings, an allowance for uncollectible accounts. The Third-party Payor reimbursement deductions are known throughout the health care industry as “billing adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from Third-party Payors. The nature of these receivables within the medical industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by Third-party Payors and the amounts that they will reimburse is complex and depends on conditions and procedures that vary among providers and may change from time to time. The Company maintains an allowance for billing adjustments and if necessary, an allowance for doubtful accounts. Billing adjustments result from reimbursements from Third-party Payors that are less than amounts claimed and from where the amount claimed by the Company exceeds the Third-party Payors usual, customary and reasonable reimbursement rate. The Company determines the amount of the allowance and adjusts it at the end of each reporting period, based on a number of factors, including historical rates of collection, the aging of the receivables, trends in the historical rates of collection and current relationships and experience with the Third-party Payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which it provides for additions to the allowance. A change in the rates of the Company’s collections can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by payor. However, changes to the allowance for billing adjustments and uncollectible accounts, which are recorded as a reduction of revenue, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

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

The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. These requests are sometimes related to a limited number of patients or products; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews these refund claims when it is rebilling or pursuing reimbursement from insurance providers. The Company frequently has offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid. The Company maintains an allowance for estimated future refunds which management believes is sufficient to cover future requests for refunds.

However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests. In addition to the allowance for billing adjustments, the Company records an allowance for uncollectible accounts receivable for wholesale (sales to distributors) sales and certain patient billings when necessary. Uncollectible accounts receivable are primarily a result of non-payment from patients who have been direct billed for co-payments or deductibles, lack of appropriate insurance coverage and disallowances of charges by Third-party Payors. If there is a change to a material insurance provider contract or policy, application by a provider, a decline in the economic condition of providers or a significant turnover of Company billing personnel resulting in diminished collection effectiveness, the estimate of the allowance for billing adjustments and uncollectible accounts receivable may not be adequate and may result in an increase in the future.

As of December 31, 2017, the Company believes its accounts receivable is reasonably stated at its net realizable / collectible value and has an adequate allowance for billing adjustments including all known and estimated insurance disputes and refund requests.

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s financial instruments at December 31, 2017, include cash, accounts receivable, accounts payable and income taxes, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments at December 31, 2017, also include the notes payable related to our private placement and capitalized leases, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

Deferred Insurance Reimbursement

During the first quarter of 2016, the Company collected $880,000 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for billing adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880,000 insurance reimbursement as a deferred insurance liability. However, the Company is disputing the refund request and has initiated an internal review of the reimbursement to determine that the original sales arrangement was properly executed, the products had been delivered and title was transferred, the price of the products or services and the reimbursement rate is fixed and determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company expects to record the appropriate amount as net revenue when such internal review is complete and the Company’s claim to the amount is reasonably assured. No further communication has been received from the insurance company regarding the payment or requested refund.

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

Finished goods at December 31, 2017 and 2016 includes products (finished goods, parts and supplies) held at the Company’s headquarters. During 2016, the Company ramped up the EZ Rx Prescribe program, whereby the NexWave electrotherapy device is sold by prescription and is shipped from the Company manufacturing facilities. On December 31, 2017, the Company did not have open material inventory purchase commitments with vendors.

Allowance for Doubtful Accounts

The Company estimates uncollectible amounts, when applicable, based upon historical bad debts, current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends.

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

Property and Equipment

Property and equipment are stated at cost. The Company removes the cost and the related accumulated depreciation from the accounts of assets sold or retired, and the resulting net gains or losses are included in the results of operations. Depreciation is computed using the straight-line method over the useful life of the asset ranging from three to seven years.

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

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense for each of the years ended December 31, 2017 and 2016 was approximately $0.1 million.

Research and Development

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2017 and 2016 was approximately $0.1 million and $0.3 million, respectively. Research and development costs as well as salaries related to research and development are included in selling, general and administrative expenses.

Income Taxes

We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

 We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things.

The Company is subject to the provisions of the Financial Accounting Standards Board (“FASB”) ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined.

Pursuant to the SAB118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned estimates due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes such as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1998. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax's reasonable estimate. The Company will continue to evaluate the impact of the U.S. Tax Act and will record any resulting tax adjustments during 2018.

Foreign Currency Transactions

Foreign currency transaction gains and losses are included in other income (expense) in the accompanying consolidated statements of comprehensive income. Foreign currency transaction gains for the years ended December 31, 2017 and 2016 were insignificant.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. We will adopt the new standard effective January 1, 2019. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 11 — Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

In May 2014, the FASB issued ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018, using one of two prescribed retrospective methods. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory, new deferred tax assets, and other liabilities for amounts not currently recognized under U.S. GAAP. Based on transactions up to December 31, 2017, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We will adopt the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We will adopt the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

(3)   BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,
	2017	2016
Property and equipment:
Office furniture and equipment	$998	$911
Rental inventory	-	1,411
Assembly equipment	128	125
Vehicles	76	76
	1,202	2,523
Less accumulated depreciation	(1,014)	(1,943)
	$188	$580

	December 31,
	2017	2016
Assets acquired under capital lease:
Original book value	$461	$461
Accumulated depreciation	(379)	(287)
Net book value	$82	$174

Depreciation expense recorded was $0.3 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

Included in computer and office & manufacturing equipment at December 31, 2017 and 2016 are assets under capital lease. Depreciation expense related to assets under capital leases was $0.1 million for the years ended December 31, 2017 and 2016, respectively.

During the year ending December 31, 2017 Rental inventory was written off and going forward, units will be fully expensed when they leave the facility on the initial purchase. Depreciation expense related to rental inventory was $0.1 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively.

(4)  INTANGIBLE ASSETS

At December 31, 2017 and 2016, intangible assets consist of the following (in thousands):

	Amortization
	Life Years	2017	2016
Software and development costs	3	$325	$325
Less: accumulated amortization		(325)	(291)
Total intangible assets, net		$0	$34

The software and development costs are amortized over 3 years. Amortization expense totaled $34,000 and $40,000 for 2017 and 2016, respectively.

(5) EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method for outstanding stock options.

The calculation of basic and diluted earnings per share for the years ended December 31, 2017 and 2016 is as follows:

	For the Years Ended December 31,
	2017	2016
Basic income per share:
Net income available to common stockholders	$7,365	$69
Basic weighted average shares outstanding	32,156	31,271
Basic income per share:	$0.23	$0.00

Diluted income per share:
Net income available to common stockholders	$7,365	$69
Weighted average shares outstanding	32,156	31,271
Effect of dilutive securities - options and restricted stock	1,040	-
Diluted weighted average shares outstanding	33,196	31,271
Diluted income per share:	$0.22	$0.00

For the year ended December 31, 2017, 0.3 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the year ended December 31, 2016, 2.2 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

Prior to their issuance on August 28, 2017, the dilutive securities calculation included 776,250 shares of common stock issuable related to the private placement which was completed on February 28, 2017. The common shares were issuable six months from the closing of the shareholder notes.

(6)  STOCK-BASED COMPENSATION PLANS

In June 2017, our stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5,000,000 shares reserved for issuance.  Awards permitted under the 2017 Stock Plan include:  Stock Options and Restricted Stock.  Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant and generally vest over four years.  During the year ended December 31, 2017, 0.4 million awards have been granted under the 2017 Stock Plan. At December 31, 2017, 0.4 million remain Issued and outstanding.

During the years ended December 2017 and 2016, the Company awarded 15,000 and 0 shares of restricted stock to management, respectively. During the year ended December 31, 2017 and 2016, no shares of restricted stock vested or were forfeited.

The Company previously reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “2005 Stock Plan”). The 2005 Stock Plan expired as of December 31, 2014. Vesting provisions of the expired plan were to be determined by the Board of Directors. All stock options under the 2005 Stock Plan expire no later than ten years from the date of grant. Options granted in 2015, 2016 and through May 2017 prior to the approval of the 2017 Stock Incentive Plan were approved by and certified by the board of directors on September 6, 2017 under the existing 2005 stock option plan.

For the years ended December 31, 2017 and 2016, the Company recorded compensation expense related to stock options, restricted stock and warrants of $0.3 million and $0.2 million, respectively, in selling, general and administrative expenses.

The Company uses the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the years ended December 31, 2017 and 2016:

	2017	2016
Weighted average expected term	6.25 years	6.25 years
Weighted average volatility	124%	122%
Weighted average risk-free interest rate	1.83%	1.48%
Dividend yield	0%	0%

The weighted average expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The weighted average expected volatility is based on the historical price volatility of the Company’s common stock. The weighted average risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected term of the stock options. Forfeitures are accounted for as they occur.

A summary of activity under the 2005 and 2017 Stock Plans for the years ended December 31, 2017 and 2016 are presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,685	$0.46		$235
Granted	877	$0.26
Exercised	(1)	0.15
Forfeited	(330)	$0.36
Outstanding at December 31, 2016	2,231	$0.40	6.7	$135

Outstanding at December 31, 2016	2,231	$0.40
Granted	662	$0.86
Exercised	(38)	$1.02
Forfeited/Canceled	(803)	$0.33
Outstanding at December 31, 2017	2,052	$0.56	6.5	$5,334
Exercisable at December 31, 2017	1,460	$0.40	5.3

The following is a summary of stock options outstanding under the plans as of December 31, 2017:

Range	Outstanding Number of Shares (in thousands)	WA Remaining Contractual Life (years)	WA Outstanding Strike Price	Exercisable Number of Shares (in thousands)	Remaining Exercisable Contractual Life (years)	WA Exercisable Strike Price
$0 to $.50	1,540	6.96	$0.27	1,155	6.25	$0.24
$.51 to $1.00	283	3.59	$0.89	233	2.29	$0.93
$1.01 to $1.50	69	3.09	$1.24	54	1.19	$1.19
$1.51 to $2.00	30	4.19	$1.73	18	0.49	$1.68
$2.00 to $3.00	130	9.95	$2.65	-	0.00	$-
	2,052	6.52	$0.56	1,460	5.36	$0.40

A summary of status of the Company’s non-vested share awards as of and for the years ended December 31, 2017 and 2016 are presented below:

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	572	$0.24
Granted	897	$0.70
Vested	(267)	$0.25
Exercised	-	$-
Forfeited	(610)	$0.29
Non-vested at December 31, 2017	592	$0.88

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2017 and 2016 were $0.70, and $0.32 respectively.

As of December 31, 2017, there were approximately $0.5 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 3.3 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2017 and 2016 was $0.1 million and $0, respectively. The total fair value of stock awards vested during the years ended December 31, 2017, and 2016 was $0.1 million and $0.2 million, respectively.

Cash received from stock option exercises was $39,000 and $0 for the years ended December 31, 2017 and 2016, respectively

(7) STOCKHOLDERS’ EQUITY

Treasury Stock

Beginning on December 6, 2017, and continuing through December 5, 2018, we have the ability through our stock purchase program to re-purchase our common stock at prevailing market prices either in the open market or through privately negotiated transactions up to $2.0 million.  The size and timing of such purchases, if any, was based on market and business conditions as well as other factors.  We are not obligated to purchase any shares.

From the inception of the plan through December 31, 2017, we purchased 86,837 shares of our common stock for $0.2 million or an average price of $2.86 per share.

Warrants

In October 2017, 150,000 common stock warrants were issued in exchange for professional services.

In connection with the agreement entered into on March 28, 2016, with Triumph Bank, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250,000, in exchange for the issuance of a common stock warrant to purchase 50,000 shares of the Company’s common stock.

A summary of stock warrant activity for the years ended December 31, 2017 and 2016 are presented below:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	-	$-		$-
Granted	52	$0.21
Exercised	-	-
Forfeited	-	$-
Outstanding at December 31, 2016	52	$0.21	4.37	$5

Outstanding at December 31, 2016	52	$0.21
Granted	150	$2.42
Exercised	(2)	$0.35
Forfeited/Canceled	-	$-
Outstanding at December 31, 2017	200	$1.86	5.80	$264
Exercisable at December 31, 2017	200	$1.86	5.80

The weighted-average grant-date fair value of common stock warrants granted during the years ended December 31, 2017 and 2016 were $1.40, and $.28 respectively

The Company uses the Black Scholes option pricing model to determine the fair value of common stock warrants, using the following assumptions during the years ended December 31, 2017 and 2016:

	2017	2016
Weighted average expected term	4.38 years	5.0 years
Weighted average volatility	136.62%	122.44%
Weighted average risk-free interest rate	1.51%	1.48%
Dividend yield	0%	1.44%

(8)  INCOME TAXES

The pre-tax income from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	2017	2016
Domestic	$7,494	$84
Foreign	—	—
Total	7,494	84

Income tax (benefit) expense consists of the following for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Current tax (benefit) expense:
Federal	$119	$15
State	10	—
Foreign	—	—
Total tax (Benefit) expense:	129	15
Deferred tax (benefit) expense:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred tax (benefit) expense:	$129	$15

 A reconciliation of income tax computed at the U.S. statutory rate of 34% to the effective income tax rate is as follows:

	2017	2016
Statutory rate	34%	34%
State taxes	3	3
Permanent differences and other	0	2
Change in valuation allowance	(54)	708
Other (true – up)	7	(729)
Rate Adjustment	12	—
Effective rate	2%	18%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2017 and 2016 are as follows ( in thousands) :

	2017	2016
Long-term deferred tax assets (liabilities):
Accrued expenses	$25	$51
Deferred Revenue	217	322
Accounts receivable	19	907
Prepaid Expenses	(9)	(15)
Inventory	92	20
Stock based compensation	137	108
Tax Credits and NOL Carryforward	1,141	4,314
Other	6	9
Property and equipment	35	(115)
Amortization	64	105
Tax Credits and NOL Carryforward
	1,727	5,706
Less: Valuation allowance	(1,727)	(5,706)
Net deferred tax assets (liabilities)	$-	$-

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of December 31, 2017 from 35% to the new 21% tax rate.

The Company has generated a net operating loss carryforward (NOL) for federal income tax purposes of approximately $2.9 million as of December 31, 2017, which is available to offset taxable income in the future at various dates through 2037. The company also has available NOL carryforwards of approximately $4.9 million for state purposes, which expire at various dates ranging from five to seven years.

As of December 31, 2017 and 2016, the Company has a valuation allowance of approximately $1.8 million and $5.7 million, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income projections and tax planning strategies in making this assessment. The Company has generated taxable income in 2017 and projects income in future periods. Based on these factors, the Company is currently evaluating the realization of its deferred tax assets and may have an adjustment to its valuation allowance in the future.

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2017 and 2016, the Company does not have an unrecognized tax liability.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not incur any interest and penalties for the fiscal year ended December 31, 2017 and 2016.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2010 through the current period.

(9)  LINE OF CREDIT

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

As of December 31, 2017, $0 was outstanding under the Triumph Agreement as compared to $2.8 million at December 31, 2016. Subsequent to the default and prior to the pay off, the effective interest rate under the Triumph Agreement was approximately 11.0% (6.75% interest rate plus 3% additional default interest rate and 1.25% fees). The Triumph Agreement required monthly interest payments in arrears on the first day of each month. The Triumph Agreement originally matured on December 19, 2014. Triumph had agreed to forbear from the exercise of its rights and remedies under the terms of the Triumph Agreement through June 30, 2017, pursuant to the terms of the March 31, 2017 forbearance agreement. In connection with the agreement entered into on March 28, 2016, the Lender suspended this monthly payment requirement for February, March and April of 2016 up to an aggregate cap of $250,000, in exchange for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock.

The Company used the Black Scholes option pricing model to determine the fair value of the stock warrant, using the following assumptions:

Contractual term	5.0 years
Volatility	122.44%
Risk-free interest rate	1.48%
Dividend yield	1.44%

During the three months ended March 31, 2016, the Company recorded bank fee expense related to this stock warrant of $15,000.

(10) PRIVATE PLACEMENT MEMORANDUM

Commencing in November of 2016, the Company conducted a private placement on a “best efforts, minimum-maximum” basis of 12% unsecured subordinated promissory notes, for a minimum of $1,000,000 and a maximum of $1,500,000 pursuant to Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of the 1933 Act (the “Offering”). The Offering was conducted through a FINRA registered broker, Newbridge Securities Corporation (“Newbridge”). On February 28, 2017, the Company conducted a closing under the Offering and issued promissory notes totaling $1,035,000, with a maturity date of August 28, 2018, with the remaining unpaid principal balance due. The Offering requires the Company to make monthly repayment commencing on July 1, 2017, until the Senior Lender has been paid in full, the private placement memorandum limits the funds available for repayment to the note holders to an amount equal to 5% of the Company’s collections received by the Senior Lender during that month. Newbridge was compensated in connection with sales made in the Offering consisting of (i) a cash amount equaling 10% commissions, a 3% non-accountable expense allowance, and related expenses totaling $155,000 (ii) 776,250 shares of our Common Stock were issued to the placement agent as additional commission and fees totaling $255,000, and (iii) the Company had an obligation to issue 776,250 shares of the common stock, six months after issuance of the notes to the noteholders which had initially been recorded as a liability totaling $255,000. The shares were issued on August 28, 2017. In connection with the Offering, we also paid our Lender $342,000 as repayment of principal and interest on the outstanding obligations. The common stock issued to the note holders represents additional interest expense and was initially recorded as a liability and was adjusted each reporting period based upon the fair value of the underlying stock until issued on August 28, 2017. During the year ended December 31, 2017, the Company recognized $0.5 million in debt issuance costs and debt discount amortization expense included in interest expense, respectively. Also, included in interest expense is the increase in value of the common shares issued to the private placement noteholders from the date of issue of approximately $739,000 for the year ended December 31, 2017, respectively.

The table below summarizes the cash and non-cash components of the private placement memorandum (in thousands):

December 31, 2017
Proceeds from unsecured subordinated promissory notes	$1,035
Less debt issuance costs and discount
Payment of commission and placement agent fees and related expenses	(155)
Principal payments on promissory notes	(650)

Non-cash activity
Common stock issued to placement agent	(255)
Obligation to issue common stock to private placement noteholders	(255)
Amortization of issuance costs and debt discount	511
Unsecured subordinated promissory notes, net of issuance and debt discount	231

Current portion of unsecured subordinated promissory notes	(231)
Long-term portion of unsecured subordinated promissory notes	$-

(11)  COMMITMENTS AND CONTINGENCIES

(a) – Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our new headquarters in Englewood, Colorado and a small warehouse/office in Denmark. Rent expense was $0.5 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively.

We signed a new headquarters facility lease in October 2017 with a term from January 1, 2018 through June 30, 2023 and includes an option to extend the lease for an additional two years through 2025. The lease rate increases annually as of November 1. We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term.

Our prior headquarters lease in Lone Tree, Colorado contained a termination clause which allowed the Company to terminate the lease at any time with three months written notice. We provided notice to the landlord at the end of October 2017.

The Company also leases certain equipment under capital leases which expire on various dates through 2018.  Imputed interest rates on the leases range from approximately 5% to 10%. At December 31, 2017 and 2016, the total recorded cost of assets under capital leases was $0.5 million and the accumulated depreciation related to these assets totaled approximately $0.4 million and $0.3 million, respectively.

Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2017 are as follows (in thousands):

	Operating Leases	Capital Leases
2018	$463	$125
2019	830	-
2020	873	-
2021	914	-
2022	956
Thereafter	495	-
Total minimum lease payments	$4,531	125
Less: Amount representing interest		(2)
Principal balance of capital lease obligation		123
Less: Current portion of capital lease obligation		(123)
Long-term portion of capital lease obligation		$-

(b) - Litigation

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(12) CONCENTRATIONS

The Company’s is exposed to concentration of credit risk related primarily to its cash balances. The Company maintains its cash at major financial institutions. The Company has not experienced any realized losses in such accounts and believes it is not exposed to any significant credit risk related to its cash.

The Company has one major vendor that sourced for approximately 45% of supplies and components for its electrotherapy products for the year ended December 31, 2017. Two significant vendors sourced approximately 51% (37% and 14%) of supplies and components for the year ended December 31, 2016. Management believes that its relationships with its suppliers are good; however, the Company has delayed and extended payments to many of its vendors for cash flow reasons in prior years, which has caused many of its vendors to require pre-payment for products or services. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had gross receivables from a private health insurance carrier at December 31, 2017 and 2016 that made up approximately 24% and 10%, respectively, of the net accounts receivable balance.

(13) RETIREMENT PLAN

The Company has adopted a retirement plan with a 401(k) deferred compensation provision effective July 1, 2012. Substantially all full-time employees are eligible to participate in the 401(k) plan as long as they are at least 18 years of age and have completed at least three months of employment. The 401(k) plan provides for contributions by the Company at management’s discretion. The Company made no contributions to this plan in 2017 or 2016.

(14)  RELATED PARTY TRANSACTIONS

The Company employs Mr. Martin Sandgaard and Mr. Joachim Sandgaard, both sons of Thomas Sandgaard. Compensation for 2017 and 2016 totaled $0.2 million and $0.1 million, respectively. To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into 3 year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.

Related party payables primarily consist of advances made to the Company and inventory purchases made on behalf of the Company. Accrued liabilities as of December 31, 2016 included a net payable to Thomas Sandgaard and an employee of $0.2 million. During the year ended December 31, 2017 the Company made a repayment to Thomas Sandgaard and an employee of $0.1 million each. Accrued liabilities related to net payables for Thomas Sandgaard and an employee were $0 as of December 31, 2017.

(15)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2016
Total revenue	$3,477	$3,286	$3,627	$2,922
Less: cost of revenue and operating expenses	3,827	3,436	3,005	2,404

Income (loss) from operations	(350)	(150)	622	518

Income (loss) before income taxes	(444)	(227)	532	223

Net income (loss)	$(444)	$(227)	$532	$208
Net income per common share:
Basic income per common share - net income	$(0.01)	$(0.01)	$0.02	$0.01
Diluted income per common share - net income	$(0.01)	$(0.01)	$0.02	$0.01

Year Ended December 31, 2017
Total revenue	$3,436	$5,042	$6,820	$8,134
Less: cost of revenue and operating expenses	2,953	3,108	3,885	4,542

Income from operations	483	1,934	2,935	3,592

Income before income taxes	362	1,540	2,244	3,348
Net income	$353	$1,504	$2,200	3,308
Net income per common share:
Basic income per common share - net income	$0.01	$0.05	$0.07	$0.10
Diluted income per common share - net income	$0.01	$0.05	$0.07	$0.10

(16)  SUBSEQUENT EVENTS

On January 10, 2018, the Company appointed Barry D. Michaels and Michael Cress to the Board of Directors and the Audit Committee. Mr. Michaels will serve as the Audit Committee Chairman.

