Form 10-Q
period 2018-03-31
ZYNEX INC
filed 2018-05-08
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 33-26787-D

Zynex, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	90-0275169
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9555 Maroon Cir. Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 4, 2018
Common Stock, par value $0.001	33,116,334

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$4,366	$5,565
Accounts receivable, net	2,668	2,185
Inventory, net	710	423
Prepaid expenses and other assets	615	198
Total current assets	8,359	8,371

Property and equipment, net	575	188
Deposits	375	370
Total assets	$9,309	$8,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of unsecured subordinated promissory notes	$7	$231
Current portion of capital leases	93	123
Accounts payable and accrued expenses	2,112	2,243
Accrued payroll and related taxes	661	538
Deferred insurance reimbursement	880	880
Total current liabilities	3,753	4,015
Long-term liabilities:
Deferred rent	329	-
Warranty liability	12	12
Total liabilities	4,094	4,027

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares
issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
33,101,834 issued and 32,606,743 outstanding as of March 31, 2018 and
32,864,877 issued and 32,778,040 outstanding as of December 31, 2017	33	33
Additional paid-in capital	7,761	7,612
Treasury stock 495,091 and 86,837 shares, at March 31, 2018
and December 31, 2017, respectively, at cost	(2,000)	(243)
Accumulated deficit	(490)	(2,411)
Total Zynex, Inc. stockholders' equity	5,304	4,991
Non-controlling interest	(89)	(89)
Total stockholders' equity	5,215	4,902
Total liabilities and stockholders' equity	$9,309	$8,929

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
NET REVENUE
Devices	$1,588	$1,384
Supplies	5,288	2,052
Total Net revenue	6,876	3,436

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - device & supply	1,236	923
Selling, general and administrative expense	3,685	2,030
Total costs of revenue and operating expenses	4,921	2,953

Income from operations	1,955	483

Interest expense	(115)	(121)

Income from operations before income taxes	1,840	362
Income tax expense (benefit)	(81)	9
Net Income	1,921	353
Plus: net loss - noncontrolling interest	-	-
Net income - attributable to Zynex, Inc.	$1,921	$353

Net income per share attributable to Zynex, Inc.:
Basic	$0.06	$0.01

Diluted	$0.06	$0.01

Weighted average basic shares outstanding	32,601	31,418
Weighted average diluted shares outstanding	34,414	32,036

* There is no difference between net income and comprehensive income

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$993	$23

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(160)	(57)
Net cash used in investing activities	(160)	(57)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	-	(600)
Principal payments on subordinated	(331)
Proceeds from unsecured subordinated promissory notes	-	1,035
Payment of commission and placement agent fees and related expenses	-	(155)
Payments on capital lease obligations	(30)	(31)
Purchase of treasury stock	(1,757)	-
Proceeds from the issuance of stock	86	-
Net cash (used in) provided by financing activities	(2,032)	249

Net (decrease) increase in cash and cash equivalents	(1,199)	215
Cash and cash equivalents at beginning of period	5,565	247
Cash and cash equivalents at end of period	$4,366	$462

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$8	$121
Property and Equipment purchased and included in accrued liabilities but not settled	$253	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate one primary business segment, medical devices which include Electrotherapy and Pain Management Products. As of March 31, 2018, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three months ended March 31, 2018 and 2017 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, but it is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as CE Marking in Europe, therefore, ZMS has achieved no revenues to date.

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

During the three months ended March 31, 2018 and 2017, the Company generated substantially all of its revenue (99.99%) in North America from sales and supplies of its devices to patients and health care providers.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Amounts as of December 31, 2017, are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which has previously been filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2018 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest in the equity of a subsidiary is accounted for and reported as stockholders’ equity. Non-controlling interest represents the 20% ownership in the Company’s majority-owned (but currently inactive) subsidiary, ZBC.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the consolidated 2018 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

We reclassified amounts between device and supplies revenue for all of the quarters ended during 2017. The change was due to enhanced information which allowed us to perform a more detailed analysis of revenue and the related classifications. The reclassification did not change total net revenue.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for billing adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation, and valuation of long-lived assets and realizability of deferred tax assets.

Revenue Recognition, Allowance for Billing Adjustments and Collectability

On January 1, 2018 the company adopted the new accounting standard on revenue recognition issued by the Financial Accounting Standards Board (“FASB”). Pursuant to the revenue from contracts with customer’s standards the Company recognizes revenue when it transfers promised goods to customers in an amount that reflects the consideration to which the company expects to be entitled, known as the transaction price. The company elected to use the modified retrospective method which resulted in immaterial changes to previously issued financial statements and retained earnings.

Revenue is generated primarily from sales in the United States of our electrotherapy devices and associated supplies. Sales are primarily made with, and shipped, direct to the patient with a small amount of revenue generated from sales to distributors. Revenue is recognized on medical devices when we receive notice that the device has been prescribed by a doctor and delivered to the patient. Supplies revenue is recognized once delivered to the patient. Supplies needed for the device can be set up as a recurring shipment or ordered thru the customer support team or online store as needed.

Being in the healthcare industry there is often a third party involved that will pay on the patients behalf. The terms of the separate arrangement can impact certain aspects of the contracts, with patients covered by third party payors, such as performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The company does not report any deferred revenue as each performance obligation is met upon delivery of goods to the patient. There are no substantial costs incurred through support or warranty obligations.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from a commercial health insurance or government agency (collectively “Third-party Payors”). Transaction price is estimated with variable consideration using the most likely amount technique for Third-party Payor reimbursement deductions, known throughout the health care industry as “billing adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products, refund requests, and for the timing and values of amounts to be billed. Supplies are billed only upon shipment. Devices can be billed upon shipment or over billing cycles. Billing cycles can be over a variable period and are estimated in amounts such that the likelihood that a significant reversal of revenue will not occur. Roughly 15% of total revenue and 66% of device revenue are billed in cycles. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products from payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

The basis of estimates include historical rates of collection, the aging of the receivables, trends in the historical reimbursement rates by insurance groups, determined using the portfolio approach, and current relationships and experience with the Third-party Payors. A change in the way estimates are determined can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. The company monitors the variability and uncertain timing over payor groups in our portfolios. If there is a change in our payor mix over time, it could affect our net revenue and related receivables. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by payor. However, changes to the allowance for billing adjustments, which are recorded as a reduction of transaction price, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. These requests are sometimes related to a limited number of patients or products; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews these refund claims when it is rebilling or pursuing reimbursement from insurance providers. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued. Such refunds are recorded when the amount is fixed and determinable, however management maintains an allowance for estimated future refunds which we believe is sufficient to cover future claims in connection with its estimates of variable consideration recorded at the time sales are recorded.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and income taxes, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments also included the notes payable related to our private placement and capitalized leases, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

Inventory

Inventory, which primarily represents parts and supplies, are valued at the lower of cost (average) or market.

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

Total gross inventories at March 31, 2018 were $0.7 million which was comprised of finished goods, work in progress, and parts and supplies as compared to December 31, 2017 of $0.4 million.

Segment Information

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer and Chief Financial Officer as our chief operating decision-makers (“CODM”).

We currently operate our business as one operating segment which includes two revenue types:  Devices and Supplies.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act), from accumulated other comprehensive income to retained earnings. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

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

Recent Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The Company adopted the new ASU as of January 1, 2018 using the modified retrospective method and resulted in no material changes to previously stated financial statements. For further details see the revenue recognition description in Note 1.

(2) BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

Property and equipment:	March 31,2018	December 31,2017
Office furniture and equipment	$1,033	$998
Assembly equipment	128	128
Vehicles	76	76
Leasehold improvements	378	-
	$1,615	$1,202
Less accumulated depreciation	(1,040)	(1,014)
	$575	$188

Assets acquired under capital lease:	March 31,2018	December 31,2017
Original book value	$461	$461
Accumulated depreciation	(395)	(379)
Net book value	$66	$82

Included in total assets at March 31, 2018 are $0.2 million in assets for leasehold improvements that have been completed and are accounted for in accrued liabilities but not yet settled.

Total depreciation expense related to our property and equipment was $26,000 and $0.1 million for the three months ended March 31 2018 and 2017, respectively.

Included in computer and office & manufacturing equipment at March 31, 2018 and December 31, 2017 are assets under capital lease. Depreciation expense related to assets under capital leases was $16,000 and $23,000 for the months ended March 31, 2018 and 2017, respectively.

(3) EARNINGS PER SHARE

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

The calculation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended March 31,
	2018	2017
Basic income per share:
Net income available to common stockholders	$1,921	$353
Basic weighted average shares outstanding	32,601	31,418
Basic income per share:	$0.06	$0.01

Diluted income per share:
Net income available to common stockholders	$1,921	$353
Weighted average shares outstanding	32,601	31,418
Effect of dilutive securities - options and restricted stock	1,813	618
Diluted weighted average shares outstanding	34,414	32,036
Diluted income per share:	$0.06	$0.01

For the three months ended March 31, 2018 and 2017, 0.2 million and 1.1 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

Prior to their issuance on August 28, 2017, the dilutive securities calculation included 776,250 shares of common stock issuable related to the private placement which was completed on February 28, 2017. The common shares were issuable six months from the closing of the shareholder notes.

(4) STOCK-BASED COMPENSATION PLANS

In June 2017, our stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5,000,000 shares reserved for issuance.  Awards permitted under the 2017 Stock Plan include:  Stock Options and Restricted Stock.  Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant and generally vest over four years.  At March 31, 2018, 0.6 million remain issued and outstanding.

During the three months ended March 31, 2018, no Stock Option awards were granted under the 2017 Stock Plan.

During the three months ended March 31, 2018, 65,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan.  There were no restricted shares issued during the three months ended March 31, 2017. During the three months ended March 31, 2018, no shares of restricted stock vested. No shares of restricted stock were forfeited during the three months ended March 31, 2018.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The restrictions on the stock awards are typically released quarterly or annually over four years

The Company previously reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). The Option Plan expired as of December 31, 2014. Vesting provisions of the expired plan were to be determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant. Options granted in 2016 and through May 2017 prior to the approval of the 2017 Stock Incentive Plan were approved by and certified by the board of directors on September 6, 2017 under the existing 2005 stock option plan. At March 31, 2018, 1.3 million remain issued and outstanding under the 2005 Stock Option Plan.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations:

During the three months ended March 31, 2018 and 2017, the Company recorded compensation expense related to stock options of approximately $63,000 and $24,000, respectively, all of which was recorded in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2018, there were no options granted, only the aforementioned restricted stock grants.

During the three months ended March 31, 2017, the Company granted options to purchase up to 0.2 million shares of common stock to employees at a weighted average exercise price of $0.21 per share. The weighted-average grant date fair value of options granted during the three months ended March 31, 2017 were $0.28.

The Company received proceeds of $0.1 million related to option exercises during the three months ended March 31, 2018. No options were exercised during the three months March 31, 2017

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for 2017. There were no options granted during the three months ended March 31, 2018:

	For the Three Months Ended March 31,
	2018	2017
Expected term (years)	-	6.25
Risk-free interest rate	-%	1.64%
Expected volatility	-%	129.04%
Expected dividend yield	-%	0.00%

A summary of stock option and restricted stock activity under all equity compensation plans for the three months ended March 31, 2018, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2017	2,136	$0.54	6.31	$5,645
Granted	65	0.00
Forfeited	(6)	1.28
Exercised	(237)	0.36
Outstanding at March 31, 2018	1,958	$0.54	6.27	$5,579

Exercisable at March 31, 2018	1,261	$0.40	4.99	$3,720

As of March 31, 2018, the Company had approximately $0.6 million of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of approximately 2.97 years.

(5) STOCKHOLDERS’ EQUITY

Treasury Stock

Beginning on December 6, 2017, and continuing through March 6, 2018, we had the ability through our stock purchase program to re-purchase our common stock at prevailing market prices either in the open market or through privately negotiated transactions up to $2.0 million. On March 6, 2018, we reached the limit of $2.0 million and share re-purchases were ceased.

From the inception of the plan through March 6, 2018, we purchased 495,091 shares of our common stock for $2.0 million for an average price of $4.04 per share.

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

A summary of stock warrant activity for the three months ended March 31, 2018 are presented below:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	200	$1.86	5.80	$264
Granted	-	$-
Exercised	-	-
Forfeited	-	$-
Outstanding at March 31, 2018	200	$1.86	5.62	$305

There were no warrants granted during the three months ended March 31, 2018 and 2017.

(6) INCOME TAXES

The company recorded an income tax (benefit) provision of ($0.1 million) and $9,000 for the three months ended March 31, 2018 and 2017, respectively.  The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to various factors.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of December 31, 2017, our deferred tax assets were fully offset by a valuation allowance. Based upon the weight of available evidence, which includes recent operating performance, and forecasting our future results, we released a portion of the valuation allowance against our deferred tax assets during the period ending March 31, 2018. Since the deferred tax assets are expected to be utilized in the current year and in connection with interim reporting requirements, we have adjusted our annual effective tax rate to recognize the benefit ratably over all quarters of 2018. We will continue to reassess valuation allowance considerations on a quarterly basis.

No taxes were paid in the three months ended March 31, 2018 and 2017.

(7) PRIVATE PLACEMENT MEMORANDUM

Commencing in November of 2016, the Company conducted a private placement on a “best efforts, minimum-maximum” basis of 12% unsecured subordinated promissory notes, for a minimum of $1,000,000 and a maximum of $1,500,000 pursuant to Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of the 1933 Act (the “Offering”). The Offering was conducted through a FINRA registered broker, Newbridge Securities Corporation (“Newbridge”). On February 28, 2017, the Company conducted a closing under the Offering and issued promissory notes totaling $1,035,000, with a maturity date of June 28, 2018, with the remaining unpaid principal balance due. The Offering requires the Company to make monthly repayment commencing on July 1, 2017, until the Senior Lender has been paid in full, the private placement memorandum limits the funds available for repayment to the note holders to an amount equal to 5% of the Company’s collections received by the Senior Lender during that month. Newbridge was compensated in connection with sales made in the Offering consisting of (i) a cash amount equaling 10% commissions, a 3% non-accountable expense allowance, and related expenses totaling $155,000 (ii) 776,250 shares of our Common Stock were issued to the placement agent as additional commission and fees totaling $255,000, and (iii) the Company had an obligation to issue 776,250 shares of the common stock, six months after issuance of the notes to the noteholders which had initially been recorded as a liability totaling $255,000. The shares were issued on August 28, 2017. In connection with the Offering, we also paid our Lender $342,000 as repayment of principal and interest on the outstanding obligations. The common stock issued to the note holders represents additional interest expense and was initially recorded as a liability and was adjusted each reporting period based upon the fair value of the underlying stock until issued on August 28, 2017. During the three months ended March 31, 2018 and 2017, the Company recognized $107,000 and $37,000, respectively in debt issuance costs and debt discount amortization expense included in interest expense, respectively.

The table below summarizes the cash and non-cash components of the private placement memorandum (in thousands):

March 31, 2018
Proceeds from unsecured subordinated promissory notes	$1,035
Less debt issuance costs and discount
Payment of commission and placement agent fees and related expenses	(155)
Principal payments on promissory notes	(981)

Non-cash activity
Common stock issued to placement agent	(255)
Obligation to issue common stock to private placement noteholders	(255)
Amortization of issuance costs and debt discount	618
Unsecured subordinated promissory notes, net of issuance and debt discount	7

Current portion of unsecured subordinated promissory notes	(7)
Long-term portion of unsecured subordinated promissory notes	$-

(8) DEFERRED INSURANCE REIMBURSEMENT

During the first quarter of 2016, the Company collected $880,000 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for billing adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880,000 insurance reimbursement as a deferred insurance liability. However, the Company is disputing the refund request and has initiated an internal review of the reimbursement to determine that the original sales arrangement was properly executed, the products had been shipped and title was transferred, the price of the products or services and the reimbursement rate is fixed and determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company will record the appropriate amount as net revenue when such internal review is complete and any refund obligation is deemed remote.

(9) CAPITAL LEASES AND OTHER OBLIGATIONS

On October 20, 2017 the Company entered into a sublease agreement with CSG Systems Inc. for approximately 41,715 square feet at 9555 Maroon Circle, Englewood CO 80112. The Term of the Sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the Sublease, the rent per square foot is $7.50, increasing to $19.75 during the second year of the Sublease and each year thereafter for the Initial Term increasing by an additional $1 per square foot. The Company is also obligated to pay its proportionate share of building operating expenses. The Sublandlord agreed to contribute approximately $0.2 million toward tenant improvements.

Our prior headquarters lease in Lone Tree, Colorado contained a termination clause which allowed the Company to terminate the lease at any time with three months written notice. We provided notice to the landlord at the end of October 2017.

We entered into a new month to month lease at our Lone Tree, Colorado location for warehouse and production space which will be transitioned to our new Englewood, Colorado location during the second quarter of 2018. The lease is for 12,494 rentable square feet at $26.50 per square foot and can be terminated at any time with thirty days’ notice. Termination notice was given on April 3, 2018.

The Company also leases certain equipment under capital leases which expire on various dates through 2018. Imputed interest rates on the leases range from approximately 2% to 10%. At March 31, 2018, the total recorded cost of assets under capital leases was approximately $0.5 million. Accumulated depreciation related to these assets totals approximately $0.4 million.

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

(10) CONCENTRATIONS

For the three months ended March 31, 2018, the Company sourced approximately 86% of the components for its electrotherapy products from two significant vendors (defined as supplying at least 10%). For the three months ended March 31, 2017 the company sourced approximately 45% from the same two significant vendors. Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at March 31, 2017 and December 31, 2017, that made up approximately 21% and 24%, respectively, of the net accounts receivable balance.

(11) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(12) RELATED PARTY TRANSACTIONS

The Company employs Mr. Martin Sandgaard and Mr. Joachim Sandgaard, both sons of Thomas Sandgaard. Compensation was $54,000 and $44,000 for the three months ended March 31, 2018 and 2017, respectively. To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into 3-year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the ability to engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or rented to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2017.

These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2017 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission.

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate in one primary business segment, Electrotherapy and Pain Management Products. As of March 31, 2018, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three months ended March 31, 2018 and 2017 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, but it is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as CE Marking in Europe, therefore, ZMS has achieved no revenues to date.

RESULTS OF OPERATIONS

Summary

Net revenue was $6.9 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. Net revenue increased 100% for the three months ended March 31, 2018. Net income was $1.9 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively, a 444% increase. We generated cash flows from operating activities of $1.0 million during the three months ended March 31, 2018.

Net Revenue

Net revenues are comprised of device and supply sales, whereas the transaction price is reduced by estimated Third-party Payors reimbursement deductions, if needed. The allowance on transaction price adjustments are adjusted on an ongoing basis in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. Device revenue is primarily comprised of our Transcutaneous Electrical Nerve Stimulation (“TENS”) products and also includes our cervical traction, lumbar support and hot/cold therapy products. Supply revenue includes consumable supplies related primarily to our TENS products.

We also sell consumable supplies for all patients using our electrotherapy devices, consisting primarily of surface electrodes and batteries. Revenue for the electrotherapy products is reported net, after adjustments for estimated insurance company reimbursement deductions and refund allowance. The deductions are known throughout the health care industry as “billing adjustments” whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. Seasonality associated with annual insurance deductibles can impact general trends in collection rates.  See Note 1 to these Condensed Consolidated Financial Statements for a more complete explanation of our revenue recognition policies.

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

As of March 31, 2018, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Device Revenue

Device revenue is related to the purchase of our products. Device revenue increased $0.2 million or 15% to $1.6 million for the three months ended March 31, 2018, from $1.4 million for the three months ended March 31, 2017. The increase in device revenue is primarily related to growth in our sales force which has resulted in more device sales.

Supplies Revenue

Supplies revenue is related to the sale of supplies, typically electrodes and batteries, for our products. Supplies revenue increased $3.2 million or 158% to $5.3 million for the three months ended March 31, 2018, from $2.1 million for the three months ended March 31, 2017. The increase in supplies revenue is primarily related to an increased customer base from increased sales in 2016 and 2017, plus improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended March 31, 2018 and 2017, increased 34% to $1.2 million from $0.9 million, respectively. The increase in cost of revenue is primarily due to the increase in device and supply orders. As a percentage of revenue, cost of revenue –device and supply decreased to 18% for the three months ended March 31, 2018 from 27% for the three months ended March 31, 2017. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period from improved collections on gross billings and changes in our product mix between supplies and devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. Selling, general and administrative expense for the three months ended March 31, 2018 and 2017 increased 82% to $3.7 million from $2.0 million, respectively. The increase in selling, general and administrative expense is primarily due to increased compensation expense related to headcount growth, increased incentive compensation and commissions and increased rent and relocation related to our new facility. As a percentage of revenue, selling, general and administrative expense decreased to 54% for the three months ended March 31, 2018 from 59% for the three months ended March 31, 2017. The decrease as a percentage of revenue is due to the increase in revenue during the period which more than offset the aforementioned increase in expenses.

Other (Expense)

Other expense is composed primarily interest expense and debt issuance costs. For the three months ended March 31, 2018 and 2017, other expense was $0.1 million. The expense during the periods is amortization of debt issuance costs and debt discount related the private placement completed in during the first quarter of 2017 (Note 7).

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 6% and 2% for the three months ended March 31, 2018 and 2017, respectively. Discrete items recognized during the three months ended March 31, 2018 results in a tax benefit of approximately $0.1 million. The Company recorded income tax expense of $9,000 for the three months ended March 31, 2017.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of December 31, 2017, our deferred tax assets were fully offset by a valuation allowance. Based upon the weight of available evidence, which includes recent operating performance, and forecasting our future results, we released a portion of the valuation allowance against our deferred tax assets during the period ending March 31, 2018. We will continue to reassess valuation allowance considerations on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  At March 31, 2018, our principal source of liquidity was $4.4 million in cash and $2.7 million in accounts receivables, net of allowances. The decreased cash balance at March 31, 2018 was due cash used in investing of $0.2 million related primarily to leasehold improvements at our new corporate headquarters and cash used in financing of $2.0 million which was comprised of $1.8 million of common stock re-purchases and $0.3 million of payments on our subordinated notes payable. Partially offsetting the cash used in investing and financing activities was the cash generated from operations of $1.0 million during the first three months of 2018. Our anticipated uses of cash in the future will be to fund the expansion of our business.

Net cash provided by operating activities for the three months ended March 31, 2018 and 2017 was $1.0 million and $23,000, respectively.  The increase in cash provided by operating activities for the three months ended March 31, 2018 was primarily due to the significant increase in profitability in 2018.

Net cash used in investing activities for each of the three month periods ended March 31, 2018 and 2017 was $0.2 million and $57,000, respectively.  Cash used in investing activities for the three months ended March 31, 2018 is primarily related to leasehold improvements at our new corporate headquarters.

Net cash provided by (used in) financing activities for the three months ended March 31, 2018 and 2017 was ($2.0 million) and $0.2 million, respectively.  The cash used in financing activities for the three months ended March 31, 2018 was primarily due to the re-purchases of our common stock of $1.8 million and $0.3 million of principal payments on our subordinated notes payable. The cash provided by financing activities for the three months ended March 31, 2017 was primarily related to the proceeds of our subordinated notes payable, partially offset by repayments on our credit facility with Triumph Bank and fees paid on the closing of our subordinated notes payable.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, debt extinguishment and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•	Our cash and cash equivalents balance at March 31, 2018 of $4.4 million;
•	Our working capital balance of $4.6 million;
•	Our profitability during the last 7 quarters; and
•	Our planned capital expenditures of less than $1.0 million during 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

On January 1, 2018 the company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09),. Pursuant to the revenue from contracts with customer’s standards the Company recognizes revenue when it transfers promised goods to customers in an amount that reflects the consideration to which the company expects to be entitled, known as the transaction price. The company elected to use the modified retrospective method which resulted in immaterial changes to previously issued financial statements and retained earnings.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 to the Consolidated Financial Statements located within our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

There were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 28, 2018.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2017 under “Item 1A. Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-Q, there were no sales of unregistered securities

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

Dated: May 8, 2018	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Chief Financial Officer and Principal Financial Officer