Form 10-Q
period 2018-06-30
ZYNEX INC
filed 2018-08-02
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-55960

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 31, 2018
Common Stock, par value $0.001	32,673,230

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$6,285	$5,565
Accounts receivable, net	2,863	2,185
Inventory, net	518	423
Prepaid expenses and other assets	579	198
Total current assets	10,245	8,371

Property and equipment, net	778	188
Deposits	370	370
Total assets	$11,393	$8,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of unsecured subordinated promissory notes	$-	$231
Current portion of capital leases	64	123
Accounts payable and accrued expenses	1,631	2,243
Accrued payroll and related taxes	692	538
Deferred insurance reimbursement	880	880
Total current liabilities	3,267	4,015

Long-term liabilities:
Deferred rent	443	-
Warranty liability	12	12
Deferred income taxes	129	-
Total liabilities	3,851	4,027

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,231,834 issued and 32,670,230 outstanding as of June 30, 2018 and 32,864,877 issued and 32,778,040 outstanding as of December 31, 2017	33	33
Additional paid-in capital	7,881	7,612
Treasury stock 561,604 and 86,837 shares, at June 30, 2018 and December 31, 2017, respectively, at cost	(2,211)	(243)
Accumulated earnings (deficit)	1,928	(2,411)
Total Zynex, Inc. stockholders' equity	7,631	4,991
Non-controlling interest	(89)	(89)
Total stockholders' equity	7,542	4,902
Total liabilities and stockholders' equity	$11,393	$8,929

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
NET REVENUE
Devices	$1,673	$1,231	$3,261	$2,615
Supplies	5,900	3,811	11,189	5,863
Total net revenue	7,573	5,042	14,450	8,478

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - rental, product & supply	1,330	1,020	2,566	1,943
Selling, general and administrative expense	3,528	2,088	7,213	4,118
Total costs of revenue and operating expenses	4,858	3,108	9,779	6,061

Income from operations	2,715	1,934	4,671	2,417

Other expense
Interest expense	(37)	(394)	(153)	(515)
Other expense, net	(37)	(394)	(153)	(515)

Income from operations before income taxes	2,678	1,540	4,518	1,902
Income tax expense	260	36	179	45
Net Income	2,418	1,504	4,339	1,857
Plus: Net income (loss) - noncontrolling interest	-	-	-	-
Net income - attributable to Zynex, Inc.	$2,418	$1,504	$4,339	$1,857

Net income per share attributable to Zynex, Inc.:
Basic	$0.07	$0.05	$0.13	$0.06

Diluted	$0.07	$0.05	$0.13	$0.06

Weighted average basic shares outstanding	32,620	32,048	32,610	31,790
Weighted average diluted shares outstanding	34,169	33,262	34,291	32,413

* There is no difference between net income and comprehensive income

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$3,640	$1,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(661)	(45)
Net cash used in investing activities	(661)	(45)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	-	(2,771)
Principal payments on subordinated promissory notes	(385)	-
Proceeds from unsecured subordinated promissory notes	-	1,035
Payment of commission and placement agent fees and related expenses	-	(155)
Payments on capital lease obligations	(59)	(61)
Purchase of treasury stock	(1,968)	-
Proceeds from option and warrant exercises	153	-
Net cash used in financing activities	(2,259)	(1,952)

Net increase (decrease) in cash and cash equivalents	720	(107)
Cash and cash equivalents at beginning of period	5,565	247
Cash and cash equivalents at end of period	$6,285	$140

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$10	$157
Income taxes paid	186	-
Rent paid	156	-
Lease incentive received	208	-

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate one primary business segment, medical devices which include Electrotherapy and Pain Management Products. As of June 30, 2018, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the six months ended June 30, 2018 and 2017 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, but it is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as CE Marking in Europe, therefore, ZMS has achieved no revenues to date.

The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

Nature of Business

The Company designs, manufactures and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on drugs and medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All our medical devices are designed to be patient friendly and designed for home use. Our devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. All of our medical devices are marketed in the U.S. and are subject to FDA regulation and approval.  Our products require a physician’s prescription before they can be dispensed in the U.S. Our primary product is the NexWave device.  The NexWave is marketed to physicians and therapists by our field sales representatives.   The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

During the three and six months ended June 30, 2018 and 2017, the Company generated substantially all of its revenue (99.99%) in North America from sales and supplies of its devices to patients and health care providers.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2018 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Revenue is generated primarily from sales in the United States of our electrotherapy devices and associated supplies. Sales are primarily made with, and shipped, direct to the patient with a small amount of revenue generated from sales to distributors. Device sales can be in the form of a purchase or a lease. Revenue related to purchased devices are recognized in accordance with ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) and is recognized when the device, which has been prescribed by a doctor, is delivered to the patient.

Revenue related to leased devices are recognized in accordance with ASC 840, Leases. Using the guidance in ASC 840, we concluded our transactions should be accounted for as operating leases based on the following criteria below:

•	The lease does not transfer ownership of the underlying asset to the lessee by the end of the lease term.
•	The lease does not grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
•	The lease term is month to month, which does not meet the major part of the remaining economic life of the underlying asset. However, if the commencement date falls at or near the end of the economic life of the underlying asset, this criterion shall not be used for purposes of classifying the lease.
•	There is no residual value guaranteed and the present value of the sum of the lease payments does not equal or exceed substantially all of the fair value of the underlying asset
•	The underlying asset is expected to have alternative uses to the lessor at the end of the lease term.

Leased units still require a doctor’s prescription and the lease inception is dependent upon delivery. The company retains title to the leased device and those devices are classified as property and equipment on the balance sheet. Since our leases are month-to-month and can be returned by the patient at any time, revenue is typically recognized monthly as use by the patient persists.

Devices sales between purchased and leased are broken down as following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
DEVICE REVENUE
Purchased	$488	$315	$713	$884
Leased	1,185	916	2,548	1,731
Total Device revenue	1,673	1,231	3,261	2,615

Supplies revenue is recognized once delivered to the patient. Supplies needed for the device can be set up as a recurring shipment or ordered thru the customer support team or online store as needed.

In the healthcare industry there is often a third party involved that will pay on the patients’ behalf. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third party payors, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. The company does have $0.9 million at the end of June 30, 2018 in deferred revenue related to an insurance reimbursement claim that is expected to be released in 2019. For additional detail see description below in Note 8. There are no substantial costs incurred through support or warranty obligations.

A significant portion of the Company’s revenues are derived, and the related receivables are due, from a commercial health insurance company or government agency (collectively “Third-party Payors”). Transaction price is estimated with variable consideration using the most likely amount technique for Third-party Payor reimbursement deductions, known throughout the health care industry as “billing adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products, refund requests, and for the timing and values of amounts to be billed Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products from payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known.

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

The Company frequently receives refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. These requests are sometimes related to a limited number of patients or products; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews these refund claims when it is rebilling or pursuing reimbursement from insurance providers. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued. Such refunds are recorded when the amount is fixed and determinable. However, management maintains an allowance for estimated future refunds which we believe is sufficient to cover future claims in connection with its estimates of variable consideration recorded at the time sales are recorded.

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

Total gross inventories at June 30, 2018 were $0.5 million which was comprised of finished goods, work in progress, and parts and supplies as compared to December 31, 2017 of $0.4 million.

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

Income Taxes

We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

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

Pursuant to the SAB118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned estimates due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes such as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1998. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax's reasonable estimate. The Company has not made any estimates regarding the U.S. Tax Act. The company will continue to evaluate the impact of the U.S. Tax Act and will record any resulting material tax adjustments during 2018.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

Recent Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The Company adopted the new ASU as of January 1, 2018 using the modified retrospective method and resulted in no material changes to previously stated financial statements. For further details see the revenue recognition policy described previously in Note 1.

(2) BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

Property and equipment:	June 30, 2018	December 31, 2017
Office furniture and equipment	$1,065	$998
Assembly equipment	128	128
Vehicles	129	76
Leasehold improvements	479	-
Leased devices	59	-
	$1,860	$1,202
Less accumulated depreciation	(1,082)	(1,014)
	$778	$188

Assets acquired under capital lease:	June 30, 2018	December 31, 2017
Original book value	$461	$461
Accumulated depreciation	(411)	(379)
Net book value	$50	$82

The Company monitors units on lease for potential loss and places an estimated reserve on the net book value of units leased based on historical loss rates.

Total depreciation expense related to our property and equipment was $42,000 and $68,000 for the three months ended June 30, 2018 and 2017, respectively. Total depreciation expense was $0.1 million for the six months ending June 30, 2018 and 2017.

Included in o office furniture and equipment at June 30, 2018 and December 31, 2017 are assets under capital lease. Depreciation expense related to assets under capital leases was $16,000 and $32,000 for the three and six months ended June 30, 2018.

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

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic income per share:
Net income available to common stockholders	$2,418	$1,504	$4,339	$1,857
Basic weighted average shares outstanding	32,620	32,048	32,610	31,790
Basic income per share:	$0.07	$0.05	$0.13	$0.06

Diluted income per share:
Net income available to common stockholders	$2,418	$1,504	$4,339	$1,857
Weighted average shares outstanding	32,620	32,048	32,610	31,790
Effect of dilutive securities - options and restricted stock	1,549	1,214	1,681	623
Diluted weighted average shares outstanding	34,169	33,262	34,291	32,413
Diluted income per share:	$0.07	$0.05	$0.13	$0.06

For the three and six months ended June 30, 2018, 0.1 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

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

(4) STOCK-BASED COMPENSATION PLANS

In June 2017, our stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5,000,000 shares reserved for issuance.  Awards permitted under the 2017 Stock Plan include:  Stock Options and Restricted Stock.  Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant and generally vest over four years. Restricted Stock Awards are issued to the recipient upon vesting and are not included in outstanding shares until such vesting and issuance occurs.

During the three and six months ended June 30, 2018, no stock option awards were granted under the 2017 Stock Plan. At June 30, 2018, 0.6 million Stock Option Awards remain issued and outstanding.

During the three and six months ended June 30, 2018, 5,000 and 70,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards are typically released quarterly over three years for the Board of Directors and annually over four years for management.

The Company previously reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). The Option Plan expired as of December 31, 2014. Vesting provisions of the expired plan were determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant. Options granted in 2016 and through May 2017 prior to the approval of the 2017 Stock Incentive Plan were approved by and certified by the board of directors on September 6, 2017 under the existing 2005 stock option plan. At June 30, 2018, 1.3 million options remain issued and outstanding under the 2005 Stock Option Plan.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations:

During the three months ended June 30, 2018 and 2017, the Company recorded compensation expense related to stock options of approximately $53,000 and $13,000, respectively, all of which was recorded in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2018 and 2017, the Company recorded share based compensation expense related to stock options of approximately $0.1 million and $37,000, respectively, all of which was recorded in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

During the three and six months ended June 30, 2018, there were no options granted, only the aforementioned restricted stock grants.

During the three and six months ended June 30, 2017, the Company granted options to purchase up to 270,000 and 435,000 shares of common stock to employees at a weighted average exercise price of $0.39 and $0.32 per share, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2017 were $0.34 and $0.32, respectively.

The Company received proceeds of approximately $50,000 and $0.1 million related to option exercises during the three and six months ended June 30, 2018, respectively. No options were exercised during the three or six months ended June 30, 2017.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the three and six months ended June 30, 2017. There were no options granted during the three or six months ended June 30, 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (years)	-	6.25	-	6.25
Risk-free interest rate	-%	1.83%	-%	1.76%
Expected volatility	-%	122.85%	-%	125.20%
Expected dividend yield	-%	0.00%	-%	0.00%

A summary of stock option activity under all equity compensation plans for the six months ended June 30, 2018, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2017	2,126	$0.56	6.5	$5,579
Granted	-	$-
Forfeited	(42)	$1.75
Exercised	(317)	$0.43
Outstanding at June 30, 2018	1,767	$0.55	6.3	$4,499

Exercisable at June 30, 2018	1,278	$0.38	5.3	$3,421

A summary of restricted stock award activity under all equity compensation plans for the six months ended June 30, 2018, is presented below:

Number of
Shares
(in thousands)
Granted but not vested at December 31, 2017	15
Granted	70
Forfeited	-
Vested	(8)
Granted but not vested at June 30, 2018	77

As of June 30, 2018, the Company had approximately $0.6 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 3.9 years.

(5) STOCKHOLDERS’ EQUITY

Treasury Stock

From December 6, 2017 through March 6, 2018, we had the ability through our stock purchase program to re-purchase our common stock at prevailing market prices either in the open market or through privately negotiated transactions up to $2.0 million. On March 6, 2018, we reached the limit of $2.0 million and share re-purchases were ceased.

From the inception of the plan through March 6, 2018, we purchased 495,091 shares of our common stock for $2.0 million or an average price of $4.04 per share.

On May 14, 2018, our Board of Directors approved a new program to buy back an additional $2.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through May 13, 2019. As of June 30, 2018, we have purchased 66,513 shares of our common stock for $0.2 million or an average price $3.17 per share.

Warrants

In October 2017, 150,000 common stock warrants were issued in exchange for professional services.

A summary of stock warrant activity for the six months ended June 30, 2018 are presented below:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	200	$1.86	5.80	$264
Granted	-	$-
Exercised	(50)	$0.35
Forfeited	-	$-
Outstanding at June 30, 2018	150	$2.42	6.27	$103

There were no warrants granted during the three or six months ended June 30, 2018 or 2017.

(6) INCOME TAXES

The Company recorded an income tax expense of $0.3 million and $36,000 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded an income tax provision of $0.2 million and $45,000, respectively.  The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three and six months ended June 30th, 2018 discrete items adjusted for were $0.1 million and $0.3 million respectively. At June 30, 2018 the company is currently estimating an annual effective tax rate of approximately 10%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to various factors.

 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of December 31, 2017, our deferred tax assets were fully offset by a valuation allowance. Based upon the weight of available evidence, which includes recent operating performance, and forecasting our future results, we released a portion of the valuation allowance against our deferred tax assets during the period ending June 30, 2018. Since the deferred tax assets are expected to be utilized in the current year and in connection with interim reporting requirements, we have adjusted our annual effective tax rate to recognize the benefit ratably over all quarters of 2018. We will continue to reassess valuation allowance considerations on a quarterly basis.

Taxes of approximately $0.2 million were paid during the six months ended June 30, 2018. No taxes were paid in the six months ended June 30, 2017.

(7) PRIVATE PLACEMENT

Commencing in November of 2016, the Company conducted a private placement on a “best efforts, minimum-maximum” basis of 12% unsecured subordinated promissory notes, for a minimum of $1,000,000 and a maximum of $1,500,000 pursuant to Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of the 1933 Act. The offering was conducted through a FINRA registered broker, Newbridge Securities Corporation (“Newbridge”). On February 28, 2017, the Company issued promissory notes totaling $1,035,000, with a maturity date of June 28, 2018.The Company is obligated to make monthly repayments commencing on July 1, 2017, until the Senior Lender has been paid in full with a limitation on the funds available for repayment to the note holders to an amount equal to 5% of the Company’s collections received by the Senior Lender during that month. Newbridge was compensated in connection with sales made in the offering consisting of (i) a cash amount equaling 10% commissions; (ii) a 3% non-accountable expense allowance (iii) expense reimbursement of $155,000 (iv) 776,250 shares of our common stock and fees totaling $255,000. In connection to the note the Company had an obligation to issue 776,250 shares of the common stock, six months after issuance of the notes to the noteholders which had initially been recorded as a liability totaling $255,000. The shares were issued to the note holders on August 28, 2017. In connection with the Offering, we also paid Triumph Bank, our senior secured lender, $342,000 as repayment of principal and interest on the outstanding obligations. The common stock issued to the note holders represents additional interest expense and was initially recorded as a liability and was adjusted each reporting period based upon the fair value of the underlying stock until issued on August 28, 2017. During the three months ended June 30, 2018 and 2017, the Company recognized $47,000 and $111,000, respectively in debt issuance costs and debt discount amortization expense included in interest expense, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized $153,000 and $148,000, respectively in debt issuance costs and debt discount amortization expense included in interest expense, respectively. Also, included in interest expense is the increase in value of the common shares to be issued to the private placement noteholders from the date of issue of approximately $211,000 for the three and six month periods June 30, 2017.

The table below summarizes the cash and non-cash components of the private placement memorandum (in thousands):

June 30, 2018
Proceeds from unsecured subordinated promissory notes	$1,035
Less debt issuance costs and discount
Payment of commission and placement agent fees and related expenses	(155)
Principal payments on promissory notes	(1,035)

Non-cash activity
Common stock issued to placement agent	(255)
Obligation to issue common stock to private placement noteholders	(255)
Amortization of issuance costs and debt discount	665
Unsecured subordinated promissory notes, net of issuance and debt discount	-

Current portion of unsecured subordinated promissory notes	-

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

(9) CAPITAL LEASES AND OTHER OBLIGATIONS

On October 20, 2017 the Company entered into a sublease agreement with CSG Systems Inc. for approximately 41,715 square feet at 9555 Maroon Circle, Englewood CO 80112. The Term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot is $7.50, increasing to $19.75 during the second year of the sublease and each year thereafter for the initial term increasing by an additional $1 per square foot. The company accounts for the total rent expense over the lease term on a straight line basis and the additional payable as deferred rent. As of the six months ended June 30th,2018 the company had $0.4 million in deferred rent. The Company is also obligated to pay its proportionate share of building operating expenses. The sublandlord agreed to contribute approximately $0.2 million toward tenant improvements which is accounted for as a reduction of expense over the term of the lease.

Our prior headquarters lease in Lone Tree, Colorado contained a termination clause which allowed the Company to terminate the lease at any time with three months written notice. We provided notice to the landlord at the end of October 2017.

We entered into a new month-to-month lease at our Lone Tree, Colorado location for warehouse and production space to cover the periods January – April 2018. In April we transitioned all warehouse and production facilities to our new Englewood, Colorado location. The lease was for 12,494 rentable square feet at $26.50 per square foot and can be terminated at any time with thirty days’ notice. Termination notice was given on April 3, 2018.

The Company also leases certain equipment under capital leases which expire on various dates through 2018. Imputed interest rates on the leases range from approximately 2% to 10%. At June 30, 2018, the total recorded cost of assets under capital leases was approximately $0.5 million. Accumulated depreciation related to these assets totals approximately $0.4 million.

(10) CONCENTRATIONS

For the three months ended June 30, 2018, the Company sourced approximately 68% of the components for its electrotherapy products from two significant vendors (defined as supplying at least 10%). For the six months ended June 30, 2018 the company sourced approximately 79% of components from the same suppliers.

For the three months ended June 30, 2017, the Company sourced approximately 65% from four significant vendors. For the six months ended June 30, 2017, the Company sourced 45% of its components from two significant vendors.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at June 30, 2018 and December 31, 2017, that made up approximately 23% and 24%, respectively, of the net accounts receivable balance.

(11) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would accrue the estimated exposure for such events when losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(12) RELATED PARTY TRANSACTIONS

The Company employs Mr. Martin Sandgaard and Mr. Joachim Sandgaard, both sons of Thomas Sandgaard. Total compensation for both was $46,000 and $41,000 for the three months ended June 30, 2018 and 2017, respectively. Compensation for both was $0.1 million for the six months ended June 30, 2018 and 2017. To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into 3-year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the ability to engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or leased to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate in one primary business segment, Electrotherapy and Pain Management Products. As of June 30, 2018, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three or six months ended June 30, 2018 and 2017 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, but it is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as CE Marking in Europe, therefore, ZMS has achieved no revenues to date.

RESULTS OF OPERATIONS

Summary

Net revenue was $7.6 million and $5.0 million for the three months ended June 30, 2018 and 2017, respectively, and $14.4 million and $8.5 million for the six months ended June 30, 2018 and 2017, respectively. Net revenue increased 50% and 70% for the three and six month periods ended June 30, 2018, respectively. Net income was $2.4 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, a 61% increase. Net income was $4.3 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively, a 134% increase. We generated cash flows from operating activities of $3.6 million during the six months ended June 30, 2018. Working capital at June 30, 2018 was $7.0 million up 60% from $4.4 million as of December 31, 2017.

Net Revenue

Net revenues are comprised of device and supply sales, whereas the transaction price is reduced by estimated Third-party Payors reimbursement deductions. The allowance on transaction price adjustments are adjusted on an ongoing basis in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. Device revenue is primarily comprised of our Transcutaneous Electrical Nerve Stimulation (“TENS”) products and also includes our cervical traction, lumbar support and hot/cold therapy products. Supply revenue includes consumable supplies related primarily to our TENS products.

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

As of June 30, 2018, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $0.5 million or 36% to $1.7 million for the three months ended June 30, 2018, from $1.2 million for the three months ended June 30, 2017. The increase in device revenue is primarily related to growth in our sales force which has resulted in more device sales.

Device revenue increased $0.7 million or 25% to $3.3 million for the six months ended June 30, 2018, from $2.6 million for the six months ended June 30, 2017. The increase in device revenue is primarily related to growth in our sales force which has resulted in more device sales.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our products. Supplies revenue increased $2.1 million or 55% to $5.9 million for the three months ended June 30, 2018, from $3.8 million for the three months ended June 30, 2017. The increase in supplies revenue is primarily related to an increased customer base from increased sales in 2016, 2017 and 2018, plus improvements in our billing and collection procedures.

Supplies revenue increased $5.3 million or 91% to $11.2 million for the six months ended June 30, 2018, from $5.9 million for the six months ended June 30, 2017. The increase in supplies revenue is primarily related to an increased customer base from increased sales in 2016, 2017 and 2018, plus improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended June 30, 2018 and 2017, increased 30% to $1.3 million from $1.0 million, respectively. The increase in cost of revenue is primarily due to the increase in device and supply orders. As a percentage of revenue, cost of revenue –device and supply decreased to 18% for the three months ended June 30, 2018 from 20% for the three months ended June 30, 2017. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period from improved collections on gross billings and changes in our product mix between supplies and devices.

Cost of revenue for the six months ended June 30, 2018 and 2017, increased 32% to $2.6 million from $1.9 million, respectively. The increase in cost of revenue is primarily due to the increase in device and supply orders. As a percentage of revenue, cost of revenue –device and supply decreased to 18% for the six months ended June 30, 2018 from 23% for the six months ended June 30, 2017. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period from improved collections on gross billings and changes in our product mix between supplies and devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. Selling, general and administrative expense for the three months ended June 30, 2018 and 2017 increased 70% to $3.5 million from $2.1 million, respectively. The increase in selling, general and administrative expense is primarily due to increased compensation and benefit expense related to headcount growth, increased commissions, increased professional fees and increased rent and relocation related to our new facility. As a percentage of revenue, selling, general and administrative expense increased to 47% for the three months ended June 30, 2018 from 41% for the three months ended June 30, 2017. The increase as a percentage of revenue is primarily due to the increase aforementioned expenses, partially offset by the increase in revenue during the period.

Selling, general and administrative expense for the six months ended June 30, 2018 and 2017 increased 77% to $7.2 million from $4.1 million, respectively. The increase in selling, general and administrative expense is primarily due to increased compensation and benefit expense related to headcount growth, increased incentive compensation and commissions, increased professional fees and increased rent and relocation related to our new facility. As a percentage of revenue, selling, general and administrative expense increased to 50% for the six months ended June 30, 2018 from 49% for the six months ended June 30, 2017. The increase as a percentage of revenue is primarily due to the increase aforementioned expenses, mostly offset by the increase in revenue during the period.

Other (Expense)

Other expense is composed primarily interest expense and debt issuance costs. For the three months ended June 30, 2018 and 2017, other expense was $37,000 and $0.4 million, respectively. The decrease in expense during the three months ended June 30, 2018 is primarily due to the retirement of debt related the private placement completed in during the second quarter of 2018 (Note 7) and the related interest expense and amortization of debt issuance and debt discount costs. Also, included in interest expense is the increase in value of the common shares related to the private placement from the inception of the note through June 30, 2017 of $0.2 million. The shares were issued to the noteholders on August 28, 2017.

For the six months ended June 30, 2018 and 2017, other expense was $0.2 million and $0.5 million, respectively. The decrease in expense during the three months ended June 30, 2018 is primarily due to the retirement of debt related the private placement completed in during the second quarter of 2018 (Note 7) and the related interest expense and amortization of debt issuance and debt discount costs. Also, included in interest expense is the increase in value of the common shares to be issued to the private placement noteholders from the date of issue of approximately $0.2 million for the six months ended June 30, 2017.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 10% and 2% for the six months ended June 30, 2018 and 2017, respectively. Discrete items, primarily related to excess tax benefits related to stock option exercises, of $0.3 million are recognized as a benefit against income tax expense. For the six months ended June 30, 2018 the company has an income tax expense of approximately $0.2 million. The Company recorded income tax expense of $45,000 for the six months ended June 30, 2017.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of December 31, 2017, our deferred tax assets were fully offset by a valuation allowance. Based upon the weight of available evidence, which includes recent operating performance, and forecasting our future results, we released a portion of the valuation allowance against our deferred tax assets during the period ending June 30, 2018. We will continue to reassess valuation allowance considerations on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  At June 30, 2018, our principal source of liquidity was $6.3 million in cash and $2.9 million in accounts receivables, net of allowances. The increase in cash during the six months ended June 30, 2018 was due cash provided by operations of $3.6 million which was offset by cash used in investing of $0.7 million related primarily to leasehold improvements at our new corporate headquarters and cash used in financing of $2.3 million which was comprised of $2.0 million of common stock re-purchases and $0.4 million of payments to retire our subordinated notes payable. Our anticipated uses of cash in the future will be to fund the expansion of our business.

Net cash provided by operating activities for the six months ended June 30, 2018 and 2017 was $3.6 million and $1.9 million, respectively.  The increase in cash provided by operating activities for the six months ended June 30, 2018 was primarily due to the significant increase in profitability in 2018.

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $0.7 million and $45,000, respectively.  Cash used in investing activities for the six months ended June 30, 2018 is primarily related to leasehold improvements at our new corporate headquarters.

Net cash used in financing activities for the six months ended June 30, 2018 and 2017 was $2.3 million and $2.0 million, respectively.  The cash used in financing activities for the six months ended June 30, 2018 was primarily due to the re-purchases of our common stock of $2.0 million and $0.4 million of principal payments on our subordinated notes payable. The cash used in financing activities for the six months ended June 30, 2017 was primarily due to the retirement of our credit facility with Triumph of $2.8 million, partially offset by the cash received in the Q1-17 private placement.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, debt extinguishment and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•	Our cash and cash equivalents balance at June 30, 2018 of $6.3 million;
•	Our working capital balance of $7.0 million;
•	Our profitability during the last 8 quarters; and
•	Our planned capital expenditures of less than $1.0 million during 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

On January 1, 2018 the company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). Pursuant to the revenue from contracts with customers’ standards the Company recognizes revenue when it transfers promised goods to customers in an amount that reflects the consideration to which the company expects to be entitled, known as the transaction price. The company elected to use the modified retrospective method which resulted in immaterial changes to previously issued financial statements and retained earnings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2018, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2018 50,000 shares were issued to our secured lender, Triumph Bank, on the exercise of warrants granted in March 2016.

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

ZYNEX, INC.

Dated: August 2, 2018	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Chief Financial Officer and Principal Financial Officer

