Form 10-Q
period 2018-09-30
ZYNEX INC
filed 2018-11-06
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 5, 2018
Common Stock, par value $0.001	32,276,614

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$8,096	$5,565
Accounts receivable, net	2,898	2,185
Inventory, net	796	423
Prepaid expenses and other assets	364	198
Total current assets	12,154	8,371

Property and equipment, net	829	188
Deposits	314	370
Total assets	$13,297	$8,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of unsecured subordinated promissory notes	$—	$231
Current portion of capital leases	34	123
Accounts payable and accrued expenses	1,842	2,243
Accrued payroll and related taxes	766	538
Deferred insurance reimbursement	880	880
Total current liabilities	3,522	4,015
Long-term liabilities:
Deferred rent	559	—
Warranty liability	12	12
Deferred income taxes	51	—
Total liabilities	4,144	4,027

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,281,616 issued and 32,385,598 outstanding as of September 30, 2018 and 32,864,877 issued and 32,778,040 outstanding as of December 31, 2017	34	33
Additional paid-in capital	7,978	7,612
Treasury stock 896,018 and 86,837 shares, at September 30, 2018 and December 31, 2017, respectively, at cost	(3,289)	(243)
Accumulated earnings (deficit)	4,519	(2,411)
Total Zynex, Inc. stockholders' equity	9,242	4,991
Non-controlling interest	(89)	(89)
Total stockholders' equity	9,153	4,902
Total liabilities and stockholders' equity	$13,297	$8,929

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
NET REVENUE
Devices	$1,811	$1,145	$5,072	$3,760
Supplies	6,320	5,675	17,508	11,538
Total net revenue	8,131	6,820	22,580	15,298

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - rental, product & supply	1,641	1,347	4,207	3,289
Selling, general and administrative expense	3,670	2,538	10,883	6,656
Total costs of revenue and operating expenses	5,311	3,885	15,090	9,945

Income from operations	2,820	2,935	7,490	5,353

Other expense
Interest expense	(1)	(691)	(153)	(1,206)
Other expense, net	(1)	(691)	(153)	(1,206)

Income from operations before income taxes	2,819	2,244	7,337	4,147
Income tax expense	228	44	407	89
Net Income	2,591	2,200	6,930	4,058
Plus: Net income (loss) - noncontrolling interest	—	—	—	—
Net income - attributable to Zynex, Inc.	$2,591	$2,200	$6,930	$4,058

Net income per share attributable to Zynex, Inc.:
Basic	$0.08	$0.07	$0.21	$0.13

Diluted	$0.08	$0.07	$0.20	$0.12

Weighted average basic shares outstanding	32,521	32,327	32,580	31,931
Weighted average diluted shares outstanding	33,931	33,545	34,171	32,790

* There is no difference between net income and comprehensive income

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$6,767	$4,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(891)	(149)
Net cash used in investing activities	(891)	(149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	-	(2,771)
Principal payments on subordinated promissory notes	(385)	(269)
Proceeds from unsecured subordinated promissory notes	-	1,035
Payment of commission and placement agent fees and related expenses	-	(155)
Payments on capital lease obligations	(89)	(102)
Purchase of treasury stock	(3,045)	-
Proceeds from option and warrant exercises	174	-
Net cash used in financing activities	(3,345)	(2,262)

Net increase in cash and cash equivalents	2,531	2,327

Cash and cash equivalents at beginning of period	5,565	247
Cash and cash equivalents at end of period	$8,096	$2,574

Supplemental disclosure of cash and non-cash transactions:
Interest paid	$12	$176
Income taxes paid	228	-
Rent paid	394	-
Lease incentive received	213	-

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate one primary business segment, medical devices which include Electrotherapy and Pain Management Products. As of September 30, 2018, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the nine months ended September 30, 2018 and 2017 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, but it is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as CE Marking in Europe, therefore, ZMS has achieved no revenues to date.

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

During the three and nine months ended September 30, 2018 and 2017, the Company generated substantially all of its revenue (99.99%) in North America from sales and supplies of its devices to patients and health care providers.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2018 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Devices sales between purchased and leased are broken down as following (in thousands) :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
DEVICE REVENUE
Purchased	$547	$304	$1,260	$1,189
Leased	1,264	841	3,812	2,571
Total Device revenue	1,811	1,145	5,072	3,760

Supplies revenue is recognized once delivered to the patient. Supplies needed for the device can be set up as a recurring shipment or ordered thru the customer support team or online store as needed.

In the healthcare industry there is often a third party involved that will pay on the patients’ behalf. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third party payors, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. The Company has $0.9 million at the end of September 30, 2018 in deferred revenue related to an insurance reimbursement claim that is expected to be resolved in 2019. For additional detail see description below in Note 8. There are no substantial costs incurred through support or warranty obligations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments also included the notes payable related to our private placement and capitalized leases, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

Inventory

Inventory, which primarily represents devices, parts and supplies, are valued at the lower of cost (average) or market.

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

Total gross inventories at September 30, 2018 were $0.8 million which was comprised of finished goods, work in progress, and parts and supplies as compared to December 31, 2017 of $0.4 million.

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

(2) BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	September 30, 2018	December 31, 2017
Property and equipment:
Office furniture and equipment	$1,149	$998
Assembly equipment	128	128
Vehicles	181	76
Leasehold improvements	480	-
Leased devices	152	-
	$2,090	$1,202
Less accumulated depreciation	(1,261)	(1,014)
	$829	$188

	September 30,2018	December 31,2017
Assets acquired under capital lease:
Original book value	$461	$461
Accumulated depreciation	(427)	(379)
Net book value	$34	$82

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on historical loss rates.

Total depreciation expense related to our property and equipment was $0.1 million for the three months ended September 30, 2018 and 2017. Total depreciation expense was $0.1 million and $0.2 million for the nine months ending September 30, 2018 and 2017, respectively

Total depreciation expense related to devices out on lease was $0.1 million for the three and nine months ended September 30, 2018. Total depreciation expense was $0.2 million and $0.3 million for the three and nine months ending September 30, 2017, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

Included in office furniture and equipment at September 30, 2018 and December 31, 2017 are assets under capital lease. Depreciation expense related to assets under capital leases was $16,000 and $48,000 for the three and nine months ended September 30, 2018.

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

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic income per share:
Net income available to common stockholders	$2,591	$2,200	$6,930	$4,058
Basic weighted average shares outstanding	32,521	32,327	32,580	31,931
Basic income per share:	$0.08	$0.07	$0.21	$0.13

Diluted income per share:
Net income available to common stockholders	$2,591	$2,200	$6,930	$4,058
Weighted average shares outstanding	32,521	32,327	32,580	31,931
Effect of dilutive securities - options and restricted stock	1,410	1,218	1,591	859
Diluted weighted average shares outstanding	33,931	33,545	34,171	32,790
Diluted income per share:	$0.08	$0.07	$0.20	$0.12

For the three and nine months ended September 30, 2018, 0.3 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the three and nine months ended September 30, 2017, 1.0 million and 0.8 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

Prior to their issuance on August 28, 2017, the dilutive securities calculation included 776,250 shares of common stock issuable related to the private placement, which was completed on February 28, 2017. The common shares were issuable six months from the closing of the shareholder notes.

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

During the three and nine months ended September 30, 2018, 0.1 million stock option awards were granted under the 2017 Stock Plan. At September 30, 2018, 0.7 million Stock Option Awards remain issued and outstanding.

During the three and nine months ended September 30, 2018, 5,000 and 75,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards are typically released quarterly over three years for the Board of Directors and annually over four years for management.

The Company previously reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “Option Plan”). The Option Plan expired as of December 31, 2014. Vesting provisions of the expired plan were determined by the Board of Directors. All stock options under the Option Plan expire no later than ten years from the date of grant. Options granted in 2016 and through May 2017 prior to the approval of the 2017 Stock Incentive Plan were approved by and certified by the board of directors on September 6, 2017 under the existing 2005 stock option plan. At September 30, 2018, 1.1 million options remain issued and outstanding under the 2005 Stock Option Plan.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations:

During the three months ended September 30, 2018 and 2017, the Company recorded compensation expense related to stock options of approximately $76,000 and $9,000, respectively, all of which was recorded in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2018 and 2017, the Company recorded share based compensation expense related to stock options of approximately $0.2 million and $46,000, respectively, all of which was recorded in selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

During the three and nine months ended September 30, 2018, there were 0.1 million options granted, plus the aforementioned restricted stock grants. The options were granted at a weighted average exercise price of $2.64 per share. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2018 was $2.34.

During the three and nine months ended September 30, 2017, the Company granted options to purchase up to 0.1 million and 0.5 million shares of common stock to employees at a weighted average exercise price of $0.92 and $0.41 per share, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2017 were $0.90 and $0.39, respectively. The company issued 0 and 10,000 shares of restricted stock to management during the three and nine months ended September 30, 2017, respectively.

The Company received proceeds of approximately $21,000 and $0.2 million related to option exercises during the three and nine months ended September 30, 2018, respectively. No options were exercised during the three or nine months ended September 30, 2017.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (years)	6.25	6.25	6.25	6.25
Risk-free interest rate	2.78%	1.82%	2.78%	1.79%
Expected volatility	123.05%	123.85%	123.05%	124.38%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

A summary of stock option activity under all equity compensation plans for the nine months ended September 30, 2018, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2017	2,126	$0.56	6.6	$5,579
Granted	120	$2.64
Forfeited	(86)	$1.31
Exercised	(353)	$0.44
Outstanding at September 30, 2018	1,807	$0.67	6.4	$4,174

Exercisable at September 30, 2018	1,235	$0.38	5.3	$3,215

A summary of restricted stock award activity under all equity compensation plans for the nine months ended September 30, 2018, is presented below:

Number of
Shares
(in thousands)
Granted but not vested at December 31, 2017	15
Granted	75
Forfeited	-
Vested	(13)
Granted but not vested at September 30, 2018	77

As of September 30, 2018, the Company had approximately $0.8 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.8 years.

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

On May 14, 2018, our Board of Directors approved a new program to buy back an additional $2.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through May 13, 2019. For the three months ending September 30, 2018, the Company purchased 334,414 shares of our common stock for $1.1 million for an average price of $3.22 per share, related to the new program. For the nine months ending September 30, 2018 the Company purchased 400,927 shares of our common stock for $1.3 million or an average price $3.21 per share.

Warrants

In October 2017, 150,000 common stock warrants were issued in exchange for professional services.

The Company previously had a revolving line of credit with Triumph Healthcare Finance. This credit facility was paid in full on June 30, 2017. In connection with the forbearance agreement with Triumph entered into on March 28, 2016, the lender suspended monthly payment requirements for February, March and April of 2016 in exchange for the issuance of a common stock warrant of 50,000.

A summary of stock warrant activity for the nine months ended September 30, 2018 are presented below:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	200	$1.86	5.87	$264
Granted	-	$-
Exercised	(50)	$0.20
Forfeited	-	$-
Outstanding at September 30, 2018	150	$2.42	6.02	$85

There were no warrants granted during the three or nine months ended September 30, 2018 or 2017.

(6) INCOME TAXES

The Company recorded an income tax expense of $0.2 million and $44,000 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded an income tax provision of $0.4 million and $0.1 million respectively.  The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three and nine months ended September 30, 2018 discrete items adjusted were $16,000 and $0.3 million respectively. At September 30, 2018 the Company is currently estimating an annual effective tax rate of approximately 9%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to various factors.

 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of December 31, 2017, our deferred tax assets were fully offset by a valuation allowance. Based upon the weight of available evidence, which includes recent operating performance, and forecasting our future results, we released a portion of the valuation allowance against our deferred tax assets during the period ending September 30, 2018. Since the deferred tax assets are expected to be utilized in the current year and in connection with interim reporting requirements, we have adjusted our annual effective tax rate to recognize the benefit ratably over all quarters of 2018. We will continue to reassess valuation allowance considerations on a quarterly basis.

 Taxes of approximately $0.2 million were paid during the nine months ended September 30, 2018. No taxes were paid in the nine months ended September 30, 2017.

 (7) PRIVATE PLACEMENT

Commencing in November of 2016, the Company conducted a private placement on a “best efforts, minimum-maximum” basis of 12% unsecured subordinated promissory notes, for a minimum of $1,000,000 and a maximum of $1,500,000 pursuant to Sections 4(a)(2) and 4(a)(5) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of the 1933 Act. The offering was conducted through a FINRA registered broker, Newbridge Securities Corporation (“Newbridge”). On February 28, 2017, the Company issued promissory notes totaling $1,035,000, with a maturity date of June 28, 2018. The Company was obligated to make monthly repayments commencing on July 1, 2017, until the senior lender had been paid in full with a limitation on the funds available for repayment to the note holders to an amount equal to 5% of the Company’s collections received by the senior lender during that month. Newbridge was compensated in connection with sales made in the offering consisting of (i) a cash amount equaling 10% commissions; (ii) a 3% non-accountable expense allowance (iii) expense reimbursement of $155,000 (iv) 776,250 shares of our common stock and (v) fees totaling $255,000. In connection with the sale of the notes, the Company had an obligation to issue 776,250 shares of the common stock, six months after issuance of the notes to the noteholders which had initially been recorded as a liability totaling $255,000. The shares were issued to the note holders on August 28, 2017. In connection with the Offering, we also paid Triumph Bank, our senior secured lender, $342,000 as repayment of principal and interest on the outstanding obligations. The common stock issued to the note holders represents additional interest expense and was initially recorded as a liability and was adjusted each reporting period based upon the fair value of the underlying stock until issued on August 28, 2017. During the three months ended September 30, 2018 and 2017, the Company recognized $0 and $143,000, respectively in debt issuance costs and debt discount amortization expense included in interest expense, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized $153,000 and $292,000, respectively in debt issuance costs and debt discount amortization expense included in interest expense, respectively. Also, included in interest expense is the increase in value of the common shares to be issued to the private placement noteholders from the date of issue of approximately $529,000 and $740,000 for the three and nine month periods ended September 30, 2017.

The table below summarizes the cash and non-cash components of the private placement memorandum (in thousands):

September 30, 2018
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

(8) DEFERRED INSURANCE REIMBURSEMENT

During the first quarter of 2016, the Company collected $880,000 from a single insurance company for accounts receivable. The accounts receivable had been previously reduced to zero by the allowance for billing adjustments. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $880,000 insurance reimbursement as a deferred insurance liability. However, the Company is disputing the refund request and has initiated an internal review of the reimbursement to determine that the original sales arrangement was properly executed, the products had been delivered, the price of the products and the reimbursement rate is determinable, and the Company’s ultimate claim to the reimbursement is reasonably assured. The Company will record the appropriate amount as net revenue when such internal review is complete and any refund obligation is deemed remote.

(9) CAPITAL LEASES AND OTHER OBLIGATIONS

On October 20, 2017 the Company entered into a sublease agreement with CSG Systems Inc. for approximately 41,715 square feet at 9555 Maroon Circle, Englewood CO 80112. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot is $7.50, increasing to $19.75 during the second year of the sublease and each year thereafter for the initial term increasing by an additional $1 per square foot. The Company accounts for the total rent expense over the lease term on a straight line basis and the additional payable as deferred rent. As of the nine months ended September 30, 2018, the Company had $0.6 million in deferred rent. The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which is accounted for in deferred rent and subsequently treated as a reduction of expense over the term of the lease.

Our prior headquarters lease in Lone Tree, Colorado contained a termination clause which allowed the Company to terminate the lease at any time with three months written notice. We provided notice to the landlord at the end of October 2017.

We entered into a month-to-month lease at our Lone Tree, Colorado location for warehouse and production space to cover the periods January – April 2018. In April we transitioned all warehouse and production facilities to our new Englewood, Colorado location. The lease was for 12,494 rentable square feet at $26.50 per square foot and could be terminated at any time with thirty days’ notice. Termination notice was given on April 3, 2018.

The Company also leases certain equipment under capital leases which expire on various dates through 2018. Imputed interest rates on the leases range from approximately 2% to 10%. At September 30, 2018, the total recorded cost of assets under capital leases was approximately $0.5 million. Accumulated depreciation related to these assets totals approximately $0.4 million.

(10) CONCENTRATIONS

For the three months ended September 30, 2018, the Company sourced approximately 51% of the components for its electrotherapy products from three significant vendors (defined as supplying at least 10%). For the nine months ended September 30, 2018 the company sourced approximately 44% of components from one significant supplier.

For the three months ended September 30, 2017, the Company sourced approximately 52% from three significant vendors. For the nine months ended September 30, 2017, the Company sourced 47% of its components from two significant vendors.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at September 30, 2018 and December 31, 2017, that made up approximately 22% and 24%, respectively, of the net accounts receivable balance.

(11) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would accrue the estimated exposure for such events when losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(12) RELATED PARTY TRANSACTIONS

The Company employs Mr. Martin Sandgaard and Mr. Joachim Sandgaard, both sons of Thomas Sandgaard. Total compensation for both was $40,000 and $43,000 for the three months ended September 30, 2018 and 2017, respectively. Compensation for both was $0.1 million for the nine months ended September 30, 2018 and 2017. To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into 3-year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard.

(13) SUBSEQUENT EVENTS

On November 6, 2018 our board of Directors declared a special one-time cash dividend of $0.07 per share payable January 18, 2019 to stockholders of record on January 2, 2019.

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

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate in one primary business segment, Electrotherapy and Pain Management Products. As of September 30, 2018, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three or nine months ended September 30, 2018 and 2017 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, but it is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as CE Marking in Europe, therefore, ZMS has achieved no revenues to date.

RESULTS OF OPERATIONS

Summary

Net revenue was $8.1 million and $6.8 million for the three months ended September 30, 2018 and 2017, respectively, and $22.6 million and $15.3 million for the nine months ended September 30, 2018 and 2017, respectively. Net revenue increased 19% and 48% for the three and nine month periods ended September 30, 2018, respectively. Net income increased 18% to $2.6 million during the three months ended September 30, 2018 from $2.2 million during the three months ended September 30, 2017. Net income was $6.9 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively, a 71% increase. We generated cash flows from operating activities of $6.7 million during the nine months ended September 30, 2018. Working capital at September 30, 2018 was $8.6 million, an increase of98% from $4.4 million as of December 31, 2017.

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

As of September 30, 2018, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $0.7 million or 58% to $1.8 million for the three months ended September 30, 2018, from $1.1 million for the three months ended September 30, 2017. The increase in device revenue is primarily related to growth in our sales force which has resulted in more device orders plus improvements in our billing and collection procedures.

Device revenue increased $1.3 million or 35% to $5.1 million for the nine months ended September 30, 2018, from $3.8 million for the nine months ended September 30, 2017. The increase in device revenue is primarily related to growth in our sales force which has resulted in more device orders plus improvements in our billing and collection procedures.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our products. Supplies revenue increased $0.6 million or 11% to $6.3 million for the three months ended September 30, 2018, from $5.7 million for the three months ended September 30, 2017. The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2016, 2017 and 2018, plus improvements in our billing and collection procedures.

Supplies revenue increased $6.0 million or 52% to $17.5 million for the nine months ended September 30, 2018, from $11.5 million for the nine months ended September 30, 2017. The increase in supplies revenue is primarily related to an increased customer base from increased sales in 2016, 2017 and 2018, plus improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended September 30, 2018 and 2017, increased 22% to $1.6 million from $1.4 million, respectively. The increase in cost of revenue is primarily due to the increase in device and supply orders. As a percentage of revenue, cost of revenue – device and supply increased to 20% for the three months ended September 30, 2018 from 19% for the three months ended September 30, 2017. The increase as a percentage of revenue is due to a slight increase in the cost of certain components during the period.

Cost of revenue for the nine months ended September 30, 2018 and 2017, increased 28% to $4.2 million from $3.3 million, respectively. The increase in cost of revenue is primarily due to the increase in device and supply orders. As a percentage of revenue, cost of revenue – device and supply decreased to 19% for the nine months ended September 30, 2018 from 22% for the nine months ended September 30, 2017. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period from improved collections on gross billings and changes in our product mix between supplies and devices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. Selling, general and administrative expense for the three months ended September 30, 2018 and 2017 increased 45% to $3.6 million from $2.5 million, respectively. The increase in selling, general and administrative expense is primarily due to increased compensation and benefit expense related to headcount growth, and increased commissions. As a percentage of revenue, selling, general and administrative expense increased to 45% for the three months ended September 30, 2018 from 37% for the three months ended September 30, 2017. The increase as a percentage of revenue is primarily due to the increase aforementioned expenses, partially offset by the increase in revenue during the period.

Selling, general and administrative expense for the nine months ended September 30, 2018 and 2017 increased 65% to $10.9 million from $6.7 million, respectively. The increase in selling, general and administrative expense is primarily due to increased compensation and benefit expense related to headcount growth, increased incentive compensation and commissions, increased professional fees and increased rent and relocation related to our new facility. As a percentage of revenue, selling, general and administrative expense increased to 48% for the nine months ended September 30, 2018 from 44% for the nine months ended September 30, 2017. The increase as a percentage of revenue is primarily due to the increase aforementioned expenses, mostly offset by the increase in revenue during the period.

Other (Expense)

Other expense is composed primarily of interest expense and debt issuance costs. For the three months ended September 30, 2018 and 2017, interest expense was $781 and $0.7 million, respectively. The decrease in expense during the three months ended September 30, 2018 is primarily due to the retirement of debt related to the private placement completed during the second quarter of 2018 (Note 7) and the related interest expense and amortization of debt issuance and debt discount costs. Also, included in interest expense is the increase in value of the common shares related to the private placement from the inception of the note through August 28, 2017 of $0.5 million for the three months ended September 30, 2017. The shares were issued to the noteholders on August 28, 2017.

For the nine months ended September 30, 2018 and 2017, other expense was $0.2 million and $1.2 million, respectively. The decrease in expense during the nine months ended September 30, 2018 is primarily due to the retirement of debt related the private placement completed during the second quarter of 2018 (Note 7) and the related interest expense and amortization of debt issuance and debt discount costs. Also, included in interest expense is the increase in value of the common shares to be issued six months after issuance of notes to the private placement noteholders from the date of issue of approximately $0.7 million for the nine months ended September 30, 2017.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 9% and 2% for the nine months ended September 30, 2018 and 2017, respectively. Discrete items, primarily related to excess tax benefits related to stock option exercises, of $0.3 million are recognized as a benefit against income tax expense. For the nine months ended September 30, 2018 the company has an income tax expense of approximately $0.4 million. The Company recorded income tax expense of $0.1 million for the nine months ended September 30, 2017.

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of December 31, 2017, our deferred tax assets were fully offset by a valuation allowance. Based upon the weight of available evidence, which includes recent operating performance, and forecasting our future results, we released a portion of the valuation allowance against our deferred tax assets during the period ending September 30, 2018. We will continue to reassess valuation allowance considerations on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  At September 30, 2018, our principal source of liquidity was $8.1 million in cash and $2.9 million in accounts receivables, net of allowances. The increase in cash during the nine months ended September 30, 2018 was due to cash provided by operations of $6.7 million which was partially offset by cash in investments of $0.9 million related primarily to leasehold improvements at our new corporate headquarters and cash used in financing of $3.3 million which was comprised of $3.0 million of common stock re-purchases and $0.4 million of payments to retire our subordinated notes payable, offset with $0.2 million received from issuance of stock related to option exercises. Our anticipated uses of cash in the future will be to fund the expansion of our business.

Net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 was $6.7 million and $4.7 million, respectively.  The increase in cash provided by operating activities for the nine months ended September 30, 2018 was primarily due to the significant increase in profitability in 2018.

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $0.9 million and $0.2 million, respectively.  Cash used in investing activities for the nine months ended September 30, 2018 is primarily related to leasehold improvements at our new corporate headquarters.

Net cash used in financing activities for the nine months ended September 30, 2018 and 2017 was $3.3 million and $2.0 million, respectively.  The cash used in financing activities for the nine months ended September 30, 2018 was primarily due to the re-purchases of our common stock of $3.0 million and $0.4 million of principal payments on our subordinated notes payable. The cash used in financing activities for the nine months ended September 30, 2017 was primarily due to the retirement of our credit facility with Triumph of $2.8 million, partially offset by the cash received in our private placement conducted in the first quarter of fiscal year 2017.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•	Our cash and cash equivalents balance at September 30, 2018 of $8.1 million;

•	Our working capital balance of $8.6 million;

•	Our profitability during the last 9 quarters; and

•	Our planned capital expenditures of approximately $1.0 million during 2018.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2018, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 The following table presents details of our repurchases during the three months ended September 30, 2018 (in thousands):

Period	Total number of shares purchased	Average price per Share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
May 14, 2018- May 30, 2018	67	3.17	67	1,789
June 1, 2018 - June 30, 2018	-	-	-	1,789
July 1, 2018 - July 31, 2018	-	-	-	1,789
August 1, 2018 - August 31, 2018	189	3.16	189	1,190
September 1, 2018 - September 30, 2018	145	3.30	145	711
	401	3.21	401

(1)	On May 14, 2018, our Board of Directors approved a new program to buy back $2.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through May 13, 2019.

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

ZYNEX, INC.

Dated: November 6, 2018	/s/ DANIEL J. MOORHEAD
Daniel J. Moorhead
Chief Financial Officer (Principal Financial and Accounting Officer)

