Form 10-K
period 2018-12-31
ZYNEX INC
filed 2019-02-26
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 001-38804

ZYNEX, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0214497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9555 Maroon Circle, Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 703-4906

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $0.001 par value

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2018, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by the OTCQB Stock Market on such date was approximately $47.4 million. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 10% or more of the registrant’s common stock

As of February 22, 2019, 33,309,244 shares of common stock are issued and 32,238,024 shares are outstanding.

Documents incorporated by reference: None.

TABLE OF CONTENTS

ZYNEX, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements, involve risks and uncertainties. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

Such risks and other factors also include those listed in Item 1A. “Risk Factors and elsewhere in this report and our other filings with the Securities and Exchange Commission. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

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

PART I

ITEM 1. BUSINESS

History

Zynex, Inc. was founded by Thomas Sandgaard in 1996, when he founded two privately held companies that eventually were folded into Zynex, Inc.  Zynex, Inc., a Nevada corporation was formed in December 2001 and is the parent company of and conducts business within six subsidiaries: Zynex Medical, Inc. (“ZMI”), a Colorado corporation, Zynex Neurodiagnostics, Inc. (“ZND”), a Colorado corporation, Zynex Monitoring Solutions, Inc. (“ZMS”), a Colorado corporation, Zynex Billing and Consulting, LLC (“ZBC”), a Colorado limited liability company, Zynex Europe (Zynex Europe ApS) (“ZEU”), a Danish corporation, and Pharmazy, Inc. (“Pharmazy”), which was incorporated under the laws of Colorado in June 2015 as a wholly-owned subsidiary of ZMI (Zynex, Inc. collectively with the foregoing subsidiaries may be referred to as “Zynex” or the “Company”).

As of December 31, 2018, the Company’s primary subsidiary is ZMI through which the Company conducts most of its operations. One other subsidiary, ZEU, generated minimal revenues during the years ended December 31, 2018 and 2017 from international sales and marketing. ZMS has developed a blood volume monitoring device which is in the process of approval by the Food and Drug Administration (“FDA”) in the United States of America and CE Marking in Europe. As a result, ZMS has achieved no revenues to date. Our inactive subsidiaries include ZND, ZBC, and Pharmazy. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

Over 99% of our consolidated revenue in 2017 and 2018 is attributable to ZMI. Our headquarters are located in Englewood, Colorado.

Active Subsidiaries

Zynex Medical, Inc. (ZMI): ZMI designs, manufactures and markets medical devices designed to treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZMI devices are intended for pain management to reduce reliance on medications and are designed to provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All our medical devices are intended to be patient friendly and designed for home use. The ZMI devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. The products are cost effective when compared to traditional physical therapy, and often result in better mobility, less pain and increased potential for a patient to return to work earlier than with traditional therapies alone. All of our medical devices are marketed in the U.S. and follow FDA regulations and approval.  Our products require a physician’s prescription before they can be dispensed in the U.S. We consider the physician’s prescription as an “order”, and it is on this basis that we provide the product to the patient and either bill the patient directly or the patient’s private or government insurer for payment. ZMI’s primary product is the NexWave® device.  The NexWave is marketed to physicians and therapists by our field sales representatives.   The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

ZMI also designs, manufactures and markets the NeuroMove product. The NeuroMove contains electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”), by reaching parts of the brain to re-connect with muscles, also known as neuroplasticity.  The NeuroMove product is primarily marketed to medical clinics. Zynex did not have material sales of this product in 2017 or 2018.

Zynex Monitoring Solutions (ZMS):

ZMS was formed in 2011 to develop and market medical devices for non-invasive cardiac monitoring. The blood volume monitor is a non-invasive medical device for monitoring central blood volume that would be used in operating and recovery rooms to detect blood loss during surgery and internal bleeding during recovery. This device has been subjected to multiple clinical studies, which are being utilized for collecting data to further validate the algorithm used to determine changes in central blood volume, and there are plans to conduct future, additional clinical studies. We have submitted a 510(k) application to the FDA and are responding to their questions. There is no guarantee when or if the product will be cleared for marketing by the FDA.

Concurrent to our FDA application, we are pursuing European Union (“EU”) Certificate European (“CE”) Marking. CE Marking is a certification that a product meets the standards established by the 28 nations of the EU and qualifies for sale in the EU and 4-nation European Free Trade Association.

The blood volume monitor has been tested in several International Review Board (“IRB”) approved studies and was used in several blood donation settings where hundreds of subjects have donated half a liter of blood with strong correlation to the index on the device. We have built a number of commercial devices in pilot-production and continue to refine the algorithms for the Blood Volume Index (BVI). In the fourth quarter of 2018 a U.S. utility patent was obtained for this unique application, and we believe this product could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery. ZMS did not produce any revenue for the years ending December, 31, 2018 and 2017.

Zynex International (Zynex Europe) (ZEU):

ZEU was formed in 2012 to further progress Zynex’s international expansion. ZEU is currently conducting business and focused on sales and marketing our products within the international marketplace, upon receipt of necessary regulatory approvals. ZEU did not produce significant revenue for the years ended December 31, 2018 and 2017.

Products

We currently market and sell Zynex-manufactured products as well as distribute complimentary products and private labeled supplies for Zynex products, as indicated below:

Product Name	Description

Zynex Medical Products

NexWave	Dual Channel, multi-modality IFC, TENS, NMES Device

NeuroMove	Electromyography (EMG) triggered Electrical Stimulation Device

InWave	Electrical stimulation for treatment of female urinary incontinence

TENSWave	Dual Channel TENS Device

Private Labeled Supplies

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Distributed Complementary Products

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

Electrotherapy introduces an electrical current applied through surface electrodes. The electrical current “distorts” a pain signal on its way to the central nervous system and the brain, thus reducing the pain. Additionally, by applying higher levels of electricity, muscles contract and such contraction is believed to assist in the benefits mentioned above.

Numerous clinical studies have been published over several decades showing the effectiveness of IFC and TENS for pain relief. Zynex’s primary TENS device, the NexWave has received FDA 510(k) clearance. The NexWave is a digital IFC, TENS and NMES device that delivers pain-alleviating electrotherapy.

Stroke and Spinal Cord Injury Rehabilitation

Our proprietary NeuroMove product is a Class II medical device that has been cleared by the FDA for stroke and SCI rehabilitation. Stroke and SCI usually affect a survivor’s mobility, functionality, speech, and memory, and the NeuroMove is designed to help the survivor regain movement and functionality.

The NeuroMove product utilizes the relatively new science of “neuroplasticity” the process by which healthy parts of the brain learn to compensate and assume functions previously carried out by the damaged areas. To accomplish this task, the extraordinarily sensitive NeuroMove technology monitors muscle activity and detects brain signals that indicate, even without any visible movement, the brain’s effort to move a specific muscle or area of the body. Once the effort is detected, the NeuroMove induces actual movement through electrical stimulation, thus providing effective feedback to initiate relearning in the healthy part of the brain.

We believe the NeuroMove product is unique because its built-in microprocessor can recognize low-level attempts by muscles to contract and then “reward” such detection with electrical stimulation. We do not believe there are similar products in the stroke rehabilitation market. Some generic devices are being offered in international markets; however, we do not believe these products provide similar results with respect to stroke rehabilitation. When conscientiously using the NeuroMove product for three to twelve months, studies show that the majority of NeuroMove patients can re-establish the connection between the brain and impaired muscle and thus regain movement and functionality.  When movement and functionality are restored, the patient may experience increased mobility, increased productivity, an improved outlook, and a reduced risk of accidents, and may be able to engage in activities they were precluded from before using the NeuroMove. Sales of NeuroMove have not generated material revenue for years ended December 31, 2018 and 2017.

Our Markets

Zynex Medical (ZMI):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products. Thus, we primarily compete in the home electrotherapy market, with products based on IFC, TENS and NMES devices and consumable supplies. We estimate the annual domestic market for home electrotherapy products at approximately $500 million. Due to our recently improved financial performance and related cash flows, we are currently growing our sales force to address what we believe is an unaddressed market in the electrotherapy market. The current opioid epidemic has been declared a health emergency and we are uniquely positioned to help reduce the amount of opioids prescribed for treatment of chronic and acute pain symptoms. We are committed to providing health care professionals with alternatives to traditional opioid based treatment programs with our prescription-strength products which have no side-effects. This has never been more necessary than it is today considering the staggering statistics.

•	Pain impacts the lives of more Americans than diabetes, heart disease and cancer combined.

•	Pain is the leading cause of disability and seeking treatment for chronic or acute pain is the most common reason American’s seek health care.

•	Approximately 100 million Americans suffer from chronic pain.

•	Nearly 20 million Americans experienced high-impact chronic pain, defined as "limiting life or work activities on most days or every day in the past 6 months."

•	If pharmaceuticals such as opioids continue to be used as the first line of defense America will continue to see a rise in opioid misuse, addiction and drug-related deaths.

We also distribute products such as JetStream Hot/Cold Therapy, Aspen LSO Back bracing and Comfortrac cervical traction, all products targeted at treating acute as well as chronic pain with minimal side-effects.

Key characteristics of our electrotherapy market are:

•	Collection cycles of initial payment from insurance carriers can range from 30 days to many months and considerably longer for many attorney, personal injury and worker’s compensation cases. Such delayed payment impacts our cash flow and can slow our growth or strain our liquidity. Collections are also impacted by whether effective billing submissions are made by our billing and collections department to the insurance carriers and other payors.

•	Prior to payment, the third party payors often make or take significant payment “adjustments or discounts.” This can also lead to denials and billing disputes with third party payors.

•	The majority of our revenue is generated by the sale of medical devices and from recurring patient supplies, specifically from our electrotherapy products sold through ZMI. We are reliant on insurance and our payor reimbursement.

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. ZMS is currently focusing on its blood volume monitor. We believe our product, once released into the marketplace (of which there can be no guarantee), will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have not yet identified competitors for this product. ZMS has not generated any revenue as this product is still in the process of FDA approval and CE Marking.

Sales and Growth Strategies

To date, ZMI accounts for substantially all of our revenue and profit. We are currently focused on expanding our sales force to address what we believe is an untapped market for electrotherapy products which has recently become more attractive due to large competitors exiting the market.

In an effort to increase revenue and diversification to become less sensitive to reimbursement changes, we are continually adding new products to our ZMI sales channel, such as our hot/cold therapy, cervical traction and LSO back braces, which may offset any impact on revenue due to changes in insurance reimbursement rates of electrotherapy devices. We are also pursuing other opportunities, including the Blood Volume Monitor. We believe these events and actions will serve to focus and increase our market share in the market place and, in the future, grow our core business by providing our electrotherapy patients additional non-pharmacological pain relief and complementary products to our manufactured devices. We also continue to modify and refine our geographic sales channels through experienced sales representatives, representing a mix of Zynex employees, sales contractors and international distributors. As of December 31, 2018 we had approximately150 active field sales representatives. An insignificant amount of our revenue is derived from international sales; however, we continue to take steps to penetrate the global medical device marketplace.

Manufacturing and Product Assembly

Our manufacturing and product assembly strategy consists of the following elements:

•	Compliance with relevant legal and regulatory requirements.
•	Use of contract manufacturers as needed, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment of certain product components. Domestically and internationally, we believe there is a large pool of highly qualified contract manufacturers for the type of manufacturing assistance needed for our manufactured devices.
•	Utilization of in-house final assembly and test capabilities.
•	Development of proprietary software and hardware for all products in house.
•	Testing all units in a real-life, in-house environment to help ensure the highest possible quality and patient safety while reducing the cost of warranty repairs.

We utilize contract manufacturers (principally located in the United States) to manufacture components for our NexWave and NeuroMove units and for some of our other products; and manufacture / assemble in-house for our NexWave and NeuroMove units. We do not have long-term supply agreements with our contract manufacturers, but we utilize purchase orders with agreed upon terms for our ongoing needs. We believe there are numerous suppliers that can manufacture our products and provide our required raw materials. Generally, we have been able to obtain adequate supplies of our required raw materials and components. We are always evaluating our suppliers for price, quality, delivery time and service. The reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Distribution and Revenue Streams:

Currently, almost all of our revenue is generated through our ZMI subsidiary from our electrotherapy products.

We sell most of our medical devices through direct and independent sales representatives in the United States. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated based on fixed amounts depending on the type of product sold and insurance carrier of the patient. Currently, the United States has been the market that we have focused on; however, we have established international distributors in Canada, Australia, Russia, China, India, Singapore, Holland, Germany, the United Arab Emirates (UAE), Malaysia, Saudi Arabia, Egypt and Vietnam. Typically, we sell and ship product directly to our international distributors, who work directly with the ultimate patient or end-user. To date these international distributors have not generated significant revenue.

A significant portion of our revenue is derived from patients with insurance plans held by private health insurance carriers, typically known as HMO or PPO, who pay on behalf of their insureds and worker’s compensation claims. The remaining portion of revenue is primarily received from attorneys representing injured patients, hospitals, clinics and private-pay individuals.

A large part of our revenue is recurring. Recurring revenue results primarily from the sale of surface electrodes and batteries sent to existing patients with our units. Electrodes and batteries are consumable items that are considered an integral part of our products.

Private Labeled Distributed Products

In addition to our own products, we distribute, through our sales force, a number of private labeled supplies and complimentary products from other domestic manufacturers. These products generally include patient consumables, such as electrodes and batteries plus cervical traction, lumbar support and hot/cold therapy. Customarily, there are no formal contracts between vendors in the durable medical equipment industry. Replacement products and components are easily found, either from our own products or other manufacturers, and purchases are made by purchase order.

Intellectual Property

We believe that our products contain certain proprietary software.

During 2018, we received a US utility patent for our Blood Volume Monitor. We currently have applied for a utility patent in Europe as well. In the future, we may seek patents for advances to our existing products and for new products as they are developed.

Zynex is trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

Regulatory Approval and Process

Federal Drug Association (FDA)

All our ZMI products are classified as Class II (Medium Risk) devices by the FDA, and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is regulated by the FDA, and all products typically require 510(k) market clearance before they can be put in commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976 or to devices that have been reclassified in accordance with the provisions of the Federal Food, Drug, and Cosmetic Act that do not require approval of a premarket approval application. When the FDA determines that the device is substantially equivalent, the agency issues a “clearance” letter that authorizes marketing of the product. We are also regulated by the FDA’s “GMP” (Good Manufacturing Practice) and “QSR” (Quality Systems Regulation). We believe that our products have obtained or are good candidates for the requisite FDA clearance or are exempt from the FDA clearance process. In November 2001, Zynex received FDA 510(k) clearance to market NeuroMove. In September 2011, Zynex received FDA 510(k) clearance to market the NexWave, our current generation IFC, TENS and NMES device. In August 2012, Zynex received FDA 510(k) clearance to market the InWave, our next generation muscle stimulator for treatment of female incontinence. Failure to comply with FDA requirements could adversely affect us.

International

Zynex has received CE Marking for several of its products. CE marking is the medical device manufacturer's claim that a product meets the essential requirements of all relevant European Medical Device Directives. The CE mark is a legal requirement to place a device on the market in the EU. Zynex is currently in the process of renewing the CE marking on several devices and obtaining initial CE marking for its CM-1500 Blood Volume Monitor

The Far East, Middle East, Eastern Europe and Latin American markets have different regulatory requirements. We comply with applicable regulatory requirements within the markets in which we currently sell. If and when we decide to enter additional geographic areas, we intend to comply with applicable regulatory requirements within those markets.

Zynex has received ISO13485: 2012 certification for its compliance with international standards in quality management systems for design, development, manufacturing and distribution of medical devices. This certification is not only important as an assurance that we have the appropriate quality systems in place but is also crucial to our international expansion efforts as many countries require this certification as part of their regulatory approval. The quality management system is audited on an annual basis and the current recertification is pending final audit review.

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

A federal law commonly known as the “anti-kickback law” prohibits the knowing or willful solicitation, receipt, offer or payment of any remuneration made in return for:

•	The referral of patients covered under federally-funded health care programs; or
•	The purchasing, leasing, ordering, or arranging for any goods, facility, items or service reimbursable under those programs.

Competition

In the market for medical electrotherapy products we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Our principal competitors include International Rehabilitative Sciences, Inc. d/b/a RS Medical, EMSI, and H-Wave. In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies.

Research and Development

During 2018 and 2017, we incurred approximately $0.2 million and $0.1 million, respectively, of research and development expenses. We expect our research and development expenditures will be limited throughout 2019.

Employees

As of December 31, 2018, we employed 182 full time employees of which 63 are employed as direct sales representatives in the field. Additionally, we also engage approximately 100 independent commission-only sales contractors.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We’ve encountered significant volatility in our recent operating results.

The Company’s results from operations have improved significantly in recent years, but there has been significant volatility in our results over the past 5 years as reflected in the following table (in millions):

Year	Revenues	Profit (Loss)
2014	$11.1	$(6.2)
2015	$11.6	$(2.9)
2016	$13.3	$0.07
2017	$23.4	$7.4
2018	$31.9	$9.6

Our financial results could continue to be volatile, and there is no assurance we will continue our current increase in revenue and profits.

We’ve had lack of liquidity in recent periods which led to a going concern opinion in prior years.

During 2013-2015, the Company suffered operating losses which caused a lack of liquidity and a substantial working capital deficit. This raised substantial doubt about the Company’s ability to continue as a going concern.

During 2016, the Company generated net income during Q3 and Q4 and combined with the profitability in 2017 and 2018, the Company has recorded ten consecutive profitable quarters, paid off its line of credit with Triumph Healthcare Finance, a division of TBK Bank, SSB, formerly known as Triumph Community Bank, (“Triumph”) and generated cash reserves and positive working capital.

Our history of operating losses could make it difficult to raise any new capital and may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees.

We cannot be certain the Company won’t be impacted by liquidity challenges in the future due to the volatile operating results mentioned above.

We are dependent on reimbursement from insurance companies; changes in insurance reimbursement policies or application of them have resulted in decreased or delayed revenues.

A large percentage of our revenues come from insurance company and government health care program reimbursement. Upon delivery of our products to our customers, we directly bill the customers’ private insurance companies or government payors for reimbursement. If the billed payors do not remit payment on a timely basis or if they change their policies to exclude or reduce coverage for our products, we would experience a decline in our revenue as well as cash flow. In addition, we may deliver products to customers based on past practices and billing experiences with health insurance companies and have a health insurance company later deny coverage for such products.

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

We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. During the adjudication process we review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid. Although we cannot predict whether or when a request for repayment or our subsequent request for reimbursement will be resolved, it is not unusual for such matters to be unresolved for a long period of time. No assurances can be given with respect to our estimates for our allowance for provider discounts for reimbursements and offsets or the ultimate outcome of the refund requests.

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

Future changes in coverage and reimbursement policies for our products or reductions in reimbursement rates for our products by third party payors could adversely affect our business and results of operations.

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

There are significant estimating risks associated with the amount of revenue, related refund liabilities, accounts receivable and provider discounts that we recognize, and if we are unable to accurately estimate these amounts, it could impact the timing of our revenue recognition, have a significant impact on our operating results or lead to a restatement of our financial results.

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

In May 2014, the FASB issued ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The Company adopted the new ASU as of January 1, 2018 using the modified retrospective method and resulted in no material changes to previously issued financial statements.

Tax laws and regulations require compliance efforts that can increase our cost of doing business and changes to these laws and regulations could impact financial results.

We are subject to a variety of tax laws and regulations in the jurisdictions in which we do business. Maintaining compliance with these laws can increase our cost of doing business and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, or changes in tax laws or the interpretation thereof. The most significant recent example of this is the impact of the U.S Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which was enacted on December 22, 2017.  These changes significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things. The Company has implemented the U.S. Tax Act and does not expect any significant changes related to the Tax Act at this time.

The Patient Protection and Accountability act of 2010 has had an impact on our business which may be in part beneficial and in part detrimental.

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation has had an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payors. This legislation has resulted in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during 2013 and 2014 and the lack of any significant increase in 2015. Orders and revenue increased in2016, 2017 and 2018; however, we are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

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

Hospitals and clinicians may not accept any of our products as effective, reliable, or cost-effective. Factors that could prevent such institutional customer acceptance include:

•	If customers conclude that the costs of these products exceed the cost savings associated with the use of these products;
•	If customers are financially unable to purchase these products;
•	If adverse patient events occur with the use of these products, generating adverse publicity;

•	If we lack adequate resources to provide sufficient education and training to our customers;
•	If frequent product malfunctions occur, leading clinicians to believe that the products are unreliable;
•	Uncertainty regarding or change in government or third-party payor reimbursement policies for our products; and
•	If physicians or other health care providers believe that our products will not be reimbursed by insurers or decide to prescribe competing products.

Because our sales are dependent on prescriptions from physicians, if any of these or other factors results in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund operations. Although we experienced an increase in orders for our ZMI products during 2017 and 2018 compared to prior years, we can make no assurances that demand for our products will not decline in future periods.

Any new competitor could be larger than us and have greater financial and other resources than we do, and those advantages could make it difficult for us to compete with them.

Many competitors to our products may have substantially greater financial, technical, marketing, and other resources. Competition could result in our need to reduce prices, fewer orders, reduced gross margins, and loss of market share. Our products are regulated by the FDA in the United States. Competitors may develop products that are substantially equivalent to our FDA cleared products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own products. If overall demand for our products should decrease it could have a material adverse effect on our operating results. Substantial competition is expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product. These competitors may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products, which could have a material adverse effect on our operating results.

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

Third-party manufacturers assemble and manufacture components of the NexWave and NeuroMove and some of our other products to our specifications. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our revenues. Because of the timing and seriousness of our business, and the medical device industry in particular, the dates on which customers need and require shipments of products from us are critical. Further, because quality is a leading factor when customers, doctors, health insurance providers and distributors accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

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

If we are unable to retain the services of Mr. Sandgaard or if we are unable to successfully recruit qualified managerial and sales personnel, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer and Founder and beneficial owner of 53% of our outstanding stock. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. There is currently no employment agreement with Mr. Sandgaard. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find and attract qualified new employees and sales representatives and retain existing employees and sales representatives.

We need to maintain insurance coverage, which could become very expensive or have limited availability.

Our marketing and sales of medical device products creates an inherent risk of claims for product liability. As a result, we carry product liability insurance and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured that we have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, if we are subject to such liability claims, there is no assurance that our insurance provider will continue to insure us at current levels or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims.

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

We may not be able to obtain clearance of a 510 (k) notification or approval of a de novo or pre-market approval application with respect to any products on a timely basis, if at all.

If timely FDA clearance or approval of new products is not obtained, our business could be materially adversely affected. Clearance of a 510(k) notification or de novo application may also be required before marketing certain previously marketed products, which have been modified after they have been cleared. Should the FDA so require, the filing of a new 510(k) notification for the modification of the product may be required prior to marketing any modified devices.

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

We continue to incur substantial expenses.

This area of medical device research is subject to rapid and significant technological changes. Developments and advances in the medical industry by either competitors or other parties can affect our business in either a positive or negative manner. Developments and changes in technology that are favorable to us may significantly advance the potential of our research while developments and advances in research methods outside of the methods we are using may severely hinder, or halt completely our development.

We are a small company in terms of employees, technical and research resources, and we have limited liquidity. We expect to incur research and development, sales and marketing, and general and administrative expenses. These amounts may increase before any commensurate incremental revenue from these efforts may be obtained and may adversely affect our potential profits and we may lack the liquidity to pay for such expenditures. These factors may also hinder our ability to meet changes in the medical industry as rapidly or effectively as competitors with more resources.

We may be unable to protect our trademarks, trade secrets and other intellectual property rights that are important to our business.

We consider our trademarks, trade secrets and other intellectual property an integral component of our success. We rely on trademark law and trade secret protection and confidentiality agreements with employees, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. In 2018 we obtained a utility patent on the blood volume monitor. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose competitive advantages.

Substantial costs could be incurred defending against claims of infringement.

Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe Zynex’s ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology at a reasonable cost, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

•	Cease selling, incorporating, or using products that incorporate the challenged intellectual property:
•	Obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms, if at all; and
•	Re-design Zynex’s products excluding the infringed intellectual property, which may not be possible.

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

Our principal executive officer owns a controlling interest in our voting stock, and investors will not have any voice in our management.

Our President, Chief Executive Officer, and Chairman, Thomas Sandgaard, beneficially owns approximately 54% of our outstanding common stock as of February 22, 2019. As a result, Mr. Sandgaard has the ability to control substantially all day to day operations of our company and all matters submitted to our stockholders for approval, including:

•	Election of our board of directors;
•	Removal of any of our directors;
•	Amendment of our articles of incorporation or bylaws;
•	Approval of significant corporate transactions, such as a sale, merger or liquidation of our Company; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

We are a relatively small company with a limited number of products and staff. Sales fluctuations and employee turnover may adversely affect our business.

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

We’ve had material weaknesses in our internal controls over financial reporting in previous periods.

We believe our material weaknesses have been remediated, but as a small company with limited resources, it is possible we identify material weaknesses in the future. If we do not remediate any such weaknesses in the future, in addition to any impact on our stock price, it could also impact our ability to raise capital and could affect adversely our reputation, which collaterally could affect our ability to retain sales personnel and business relationships with insurance companies paying for our products and vendors.

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

Expansion of our operations and sales internationally may subject us to additional risks, including risks associated with unexpected events.

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

RISKS RELATING TO OUR COMMON STOCK

Sales of significant amounts of shares held by Mr. Sandgaard, or the prospect of these sales, could adversely affect the market price of our common stock

Sales of significant amounts of shares held by Mr. Sandgaard, or the prospect of these sales, could adversely affect the market price of our common stock. As a resolution in certain issues in his divorce, in December 2015 Mr. Sandgaard transferred 250,000 shares of common stock he owned to his former spouse, which shares will become tradeable after complying with the legal requirements under Rule 144 and other guidance. Mr. Sandgaard has no control whether or when his former spouse may choose to sell those shares or other shares of the Company’s common stock she may own. Mr. Sandgaard’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price..

Our status as a ‘controlled company’ could make our common stock less attractive to some investors or otherwise harm our stock price.

On February 12, 2019, we began trading on The Nasdaq Capital Market. We currently qualify as a "controlled company" under the corporate governance rules, therefore we are not required to have a compensation committee or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders; the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all corporate governance rules. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Our existing shareholders may experience dilution if we elect to raise equity capital to meet our liquidity needs

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

We paid a dividend on our common stock, and cash used to pay dividends will not be available for other corporate purposes

In 2018, our Board of Directors declared a special one-time dividend of $0.07 per share which was paid in January 2019. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider to be relevant.   If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Our stock price could become more volatile and your investment could lose value.

All of the factors discussed in this section could affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In October 2017, we signed a lease for a new corporate headquarters in Englewood, Colorado beginning in January 2018. The lease is for approximately 41,715 square feet and continues through June 30, 2023 with an option for a two-year extension through June 2025. Our prior headquarters lease contained a termination clause upon 30 days’ notice by either party which we executed during October 2017. We also lease a small office in Denmark. We believe these leased properties are sufficient to support our current requirements and that we will be able to locate additional facilities as needed. See Note 11 to the Consolidated Financial Statements for additional information on these leases.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 12, 2019, we began trading on The Nasdaq Capital Market

At December 31, 2018 our common stock is quoted on the OTCQB (managed by OTC Markets, Inc) under the symbol “ZYXI”.

The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the last two fiscal years, as reported on the OTCQB. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	For the Years Ended December 31,
	2018		2017
	High	Low	High	Low
First Quarter	$5.38	$3.15	$0.35	$0.30
Second Quarter	$3.75	$3.02	$0.61	$0.31
Third Quarter	$3.63	$2.40	$1.89	$0.61
Fourth Quarter	$3.44	$2.63	$3.18	$1.80

As of February 22, 2019, there were 32,238,024 shares of common stock outstanding and approximately 269 record holders of our common stock.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

On May 14, 2018, our Board of Directors approved a new program to buy back an additional $2.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through May 13, 2019. For the year ended December 31, 2018, the Company purchased 524,129 shares of our common stock for $1.7 million for an average price of $3.20 per share, related to the new program.

The following table presents details of our repurchases during the three months ended December 31, 2018 (in thousands ):

Period	Total number of shares purchased	Average price per Share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
October 1, 2018 – October 31, 2018	105	$3.13	506	381

November 1, 2018 – November 30,2018	18	3.16	524	324

December 1, 2018- December 31, 2018	-	-	-	324

	123	$3.14	524

Dividends

Our Board of Directors declared a one-time special cash dividend of $0.07 per share during the fourth quarter of 2018 which was payable in January 2019. There can be no guarantee that we will continue to pay dividends. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

Not required

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the ability to engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or leased to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein and included in “Item 1A-Risk Factors.”

OVERVIEW

We operate in one primary business segment, electrotherapy and pain management products. As of December 31, 2018, the Company’s only active subsidiary is ZMI, a wholly-owned Colorado corporation, through which the Company conducts most of its operations. One other subsidiary, ZEU, a wholly-owned Denmark corporation, did not generate material revenues during the years ended December 31, 2018 and 2017 from international sales and marketing. ZMS, a wholly-owned Colorado corporation, has developed a blood volume monitoring device, which received a utility patent in the U.S. but it is awaiting FDA approval and therefore, ZMS has achieved no revenues to date.

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Report.

RECENT DEVELOPMENTS

Net revenue increased 36% in 2018 to $31.9 million from $23.4 million in 2017. The increase in net revenue resulted in net income of $9.6 million for the year ended December 31, 2018 from $7.4 million in 2017.

We generated cash flows from operating activities of $9.4 million during year ended December 31, 2018. Increased profitability and the related cash flows allowed us to grow our working capital at December 31, 2018 to $8.0 million, compared to a $4.4 million as of December 31, 2017. During 2018, we repurchased $3.4 million of our common stock and declared a $0.07 cash dividend to shareholders which was paid in January 2019.

 RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format (in thousands).

	For the Years Ended December 31,
	2018	2017	Change
NET REVENUE
Product devices	$6,822	$5,020	$1,802
Product supplies	25,095	18,412	6,683
Total revenue	31,917	23,432	8,485

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - rental, product & supply	6,038	4,819	1,219
Selling, general and administrative expense	15,509	9,669	5,840
Total costs of revenue and operating expenses	21,547	14,488	7,059

Income from operations	10,370	8,944	1,426

Other expense
Interest expense	(154)	(1,450)	1,296
Other expense	(154)	(1,450)	1,296

Income from operations before income taxes	10,216	7,494	2,722

Income tax expense	664	129	535

Net income	$9,552	$7,365	$2,187

Net income per share attributable to Zynex, Inc.:

Basic	$0.29	$0.23	$0.06

Diluted	$0.28	$0.22	$0.06

The following table presents our consolidated statements of operations reflected as a percentage of total revenue.

	For the Years Ended December 31,
	2018	2017
NET REVENUE

Product devices	21%	21
Product supplies	79%	79
Total revenue	100%	100

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - rental, product & supply	19%	21
Selling, general and administrative expense	49%	41
Total costs of revenue and operating expenses	68%	62

Income from operations	32%	38

Other expense
Interest expense	(0)%	(6)
Other expense	(0)%	(6)

Income from operations before income taxes	32%	32
Income tax expense	2%	1
Net Income	30%	31

Net Revenue

Net revenues are comprised of device and supply sales, reduced by estimated third-party payors reimbursement deductions and an allowance for uncollectible amounts, if needed. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. Product device revenue is primarily comprised TENS products and also includes our cervical traction, lumbar support and hot/cold therapy products. Supply revenue includes consumable supplies related primarily to our TENS products.

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

We sometimes receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. We also review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid.

As of December 31, 2018, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Net revenue increased $8.5 million or 36% to $31.9 million for the year ended December 31, 2018, from $23.4 million for the year ended December 31, 2017. The growth in net revenue is primarily related to the 33% growth in device orders which led to an increased customer base and drove higher sales of consumable supplies. We are also continually improving our billing and collection procedures which allow us to collect more for each dollar of billing.

Device Revenue

Device revenue is related to the purchase or lease of our electrotherapy products. Device revenue increased $1.8 million or 36% to $6.8 million for the year ended December 31, 2018, from $5.0 million for the year ended December 31, 2017. The increase in device revenue is primarily related to the growth in our device orders of 33% from 2017 to 2018 as a result of our increased sales force. We also are continually improving our billing and collection procedures to collect more for each dollar of billing.

Supplies Revenue

Supplies revenue is related to the sale of supplies, typically electrodes and batteries, for our products. Supplies revenue increased $6.7 million or 36% to $25.1 million for the year ended December 31, 2018, from $18.4 million for the year ended December 31, 2017. The increase in supplies revenue is primarily related to growth in our customer base from higher device sales in 2018 and improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue –Device and Supply

Cost of Revenue –device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the year ended December 31, 2018 compared to December 31, 2017, increased 25% to $6.0 million from $4.8 million, respectively. The increase in cost of revenue is primarily due to the increase in device and supply orders. As a percentage of revenue, cost of revenue –product and supply decreased to 19% for the year ended December 31, 2018 from 21% for the year ended December 31, 2017. The decrease as a percentage of revenue is primarily due to the growth in orders and improved collection rates on orders which led to higher net revenues during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. Selling, general and administrative expense for the year ended December 31, 2018 increased 60% to $15.5 million from $9.7 million for the year ended December 31, 2017. The increase in selling, general and administrative expense is primarily due to headcount increases in sales and patient support which resulted in our revenue growth during the year, plus increases in travel from the aforementioned growth in sales headcount and increased facilities expense related to our new corporate headquarters. As a percentage of revenue, selling, general and administrative expense increased to 49% for the year ended December 31, 2018 from 41% for the year ended December 31, 2017. The increase as a percentage of revenue is primarily due to the aforementioned investment in our sales force and other expenses which as expected, outpaced our revenue growth during the period.

Other Income (Expense)

Other expense is composed primarily of interest expense and debt issuance costs. For the years ended December 31, 2018 and 2017, other expense decreased to $0.2 million from $1.5 million, respectively. The decrease during the period is related to the decrease in amortization of debt issuance costs, debt discount and interest expense related to the private placement completed during the first quarter of 2017, which was paid off early in 2018. Additionally, our line of credit with Triumph bank incurred interest expense in 2017 and was paid in full on June 30, 2017; therefore, there was no interest expense in 2018.

FINANCIAL CONDITION

As of December 31, 2018, we had working capital of $8.0 million, compared to $4.4 million as of December 31, 2017. The increase in working capital is primarily due to the Company’s profitability during 2018. We generated $9.4 million in positive operating cash flows during 2018.

Income Tax Expense

We recorded income tax expense of $0.7 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.  The effective income tax expense rate for the years ended December 31, 2018 and 2017 was 7% and 2%, respectively. The increase in expense and effective rate during 2018 is due to the company utilizing its net operating losses during 2018.

In 2019, and future years the company’s effective tax rate will increase to approximately 26%, which equates to the federal statutory rate of 21% and effective state tax rates of approximately 5%.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  As of December 31, 2018, our principal source of liquidity was $10.1 million in cash and $2.8 million in accounts receivables, net of allowances. The increased cash balance at December 31, 2018 was due cash flows from operations of $9.4 million during 2018 which was partially offset by using cash to buy back shares of our common stock and to retire our promissory notes from our private placement which was completed in the first quarter of 2017.

Our anticipated uses of cash in the future will be to fund the expansion of our business.

Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $9.4 million and $8.3 million, respectively.  The increase in cash provided by operating activities for the year ended December 31, 2018 was primarily due to the increase in profitability in 2018.

Net cash used in investing activities for the years ended December 31, 2018 and 2017 was $1.0 million and $0.1 million, respectively.  Cash used in investing activities for the years ended December 31, 2018 was primarily related to the buildout of our new corporate headquarters and increased levels of capitalized inventory which is out on lease to customers. Cash used in investing activities for the year ended December 31, 2017 was related to the purchase of property and equipment.

Net cash used in financing activities for the years ended December 31, 2018 and 2017 was $3.8 million and $2.9 million, respectively.  The cash used in financing activities for the year ended December 31, 2018 was primarily due to the share buyback program and payments related to our promissory notes from our private placement partially offset by cash received on option exercises. The cash used in financing activities for the year ended December 31, 2017 was primarily due to the retirement of our credit facility with Triumph of $2.8 million, the Company’s share buyback program and payments related to our promissory notes from our private placement, partially offset by the cash received in the private placement.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•	Our cash and cash equivalents balance at December 31, 2018 of $10.1 million;

•	Our working capital balance of $8.0 million;

•	Our accounts receivable balance of $2.8 million:

•	Our profitability during the last 10 quarters; and

•	Our planned capital expenditures of less than $1.0 million during 2019.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2018 (in thousands).

	Total	2019	2020	2021	2022	2023	Thereafter

Operating leases	4,077	836	876	914	956	495	-

	$4,077	$836	$876	$914	$956	$495	$-

We lease office and operating facilities under non-cancelable operating leases. The current facility leases include our headquarters in Englewood, Colorado and a small warehouse/office in Denmark. Rent expense was $0.9 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively

We signed a new headquarters facility lease in October 2017 with a term from January 1, 2018 through June 30, 2023 which includes an option to extend the lease for an additional two years through 2025. The lease rate increases annually as of November 1, 2018. We account for the effect of such escalating lease payments as if the lease rate were consistent over the lease term.

Our prior headquarters lease in Lone Tree, Colorado contained a termination clause which allowed the Company to terminate the lease at any time with 30 days’ written notice. We provided notice to the landlord at the end of October 2017.

In the fourth quarter of 2012, ZEU entered into an annual rental agreement for a small office/warehouse space (approximately 250 square feet) in Denmark, which can be terminated within 120 days’ notice. Annual rent totals 45,000 Danish kroner (approximately $6,750 USD using 2018 year-end exchange rates).

The Company entered into a two-year non-cancelable operating lease agreement for business equipment during the third quarter of 2018. The annual expense is $4,500.

Off – Balance Sheet Arrangements

As of December 31, 2018, and 2017, we had no off-balance sheet arrangements or obligations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition, Allowance for Billing Adjustments and Collectability

Revenue is generated primarily from sales in the United States of our electrotherapy devices and associated supplies. Sales are primarily made with, and shipped, direct to the patient with a small amount of revenue generated from sales to distributors.

In the healthcare industry there is often a third party involved that will pay on the patients’ behalf. The terms of the separate arrangement impact certain aspects of the contract, with patients covered by third party payors, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient.

Device Sales

Device sales can be in the form of a purchase or a lease.

Revenue related to purchased devices are recognized in accordance with ASU No. 2014-09—“Revenue from Contracts with Customers” (“Topic 606”) and is recognized when the device, which has been prescribed by a doctor, is delivered to the patient.

Revenue related to devices out on lease is recognized in accordance with ASC 840, Leases. Using the guidance in ASC 840, we concluded our transactions should be accounted for as operating leases based on the following criteria below:

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

Supplies

Supplies revenue is recognized once delivered to the patient. Supplies needed for the device can be set up as a recurring shipment or ordered through the customer support team or online store as needed.

Variable consideration

A significant portion of the Company’s revenues are derived, and the related receivables are due, from a commercial health insurance company or government agency (collectively “Third-party Payors”). Transaction price is estimated with variable consideration using the most likely amount technique for Third-party Payor reimbursement deductions, known throughout the health care industry as “billing adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products, refund requests, and for the timing and values of amounts to be billed. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products from payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known. Historically these differences have been immaterial and The Company has not had to go back and reassess the adjustments of future periods for past billing adjustments.

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

The Company does not have any material deferred revenue in the normal course of business, outside of the deferred insurance reimbursement described in note 9, as each performance obligation is met upon delivery of goods to the patient.

The Company may receive refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. These requests are sometimes related to a limited number of patients or products; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews these refund claims when it is rebilling or pursuing reimbursement from insurance providers. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued. Such refunds are recorded when the amount is fixed and determinable. However, management maintains an allowance for estimated future refunds which we believe is sufficient to cover future claims in connection with its estimates of variable consideration recorded at the time sales are recorded.

As of December 31, 2018, the Company believes its accounts receivable is reasonably stated at its net collectible value and has an adequate allowance for billing adjustments relating to all known insurance disputes and refund requests.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report there on of Plante & Moran PLLC, are filed as part of this report starting on page F-1.

ITEM 9. CHANGES IN ACCOUNTANTS

As previously reported on the Company’s Form 8-K dated October 4, 2018, EKS&H LLLP (“EKS&H”), the independent registered public accounting firm for Zynex, Inc. (the “Company”), combined with Plante & Moran PLLC (“Plante Moran”). As a result of this transaction, on October 1, 2018, EKS&H resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s audit committee approved the engagement of Plante Moran as the new independent registered public accounting firm for the Company.

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

Based on our evaluation under the 2013 framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and paragraphs that follow provide information concerning each of our directors and executive officers at February 22, 2019.

		Director/Officer
Name	Age	Since	Position or Office
Thomas Sandgaard	60	1996	President, Chief Executive Officer and Chairman
Barry D. Michaels	69	2018	Director
Michael Cress	61	2018	Director
Joshua R. Disbrow	43	2018	Director
Daniel Moorhead	46	2017	Chief Financial Officer

On March 5, 2018, the Board of Directors approved a resolution to increase the size of the Board of Directors from three to four members.

On March 5, 2018, Joshua R. Disbrow was appointed to the Board of Directors and joined the audit committee.

Thomas Sandgaard, age 60, founded the Company in 1996 after a successful European-based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard has been our President, CEO and Chairman since 1996.  Prior to the appointments of Messrs. Michaels and Cress Mr. Sandgaard was and had been our only member of the board of directors. Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from University of Southern Denmark and an MBA from Copenhagen Business School. Mr. Sandgaard founded the Company in 1996 and has been the President, CEO and Chairman of the Board since the business was founded. Mr. Sandgaard currently does not hold, and has not held in the past five years, directorships with any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940. Mr. Sandgaard is qualified to serve as a member of our Board of Directors based on his historical knowledge of the Company and its products.

Barry D. Michaels, age 69, is a retired senior executive with both general and financial management experience in emerging growth companies. Mr. Michaels has more than 35 years of financial and general management experience in the medical device and biotechnology industries with industry leaders including Medtronic, Johnson and Johnson, and Baxter Healthcare. Mr. Michaels served as Chief Financial Officer of three private and four publicly traded companies including Cardima, Inc., Lipid Sciences, Inc., ICN Biomedicals, Inc., IntraTherapeutics, Inc., VIA Medical, and Webster Laboratories. In addition, he served as President of a Johnson and Johnson division and acting Chief Executive Officer of Lipid Sciences, Inc. He has raised nearly $800 million in capital within public and private market environments, has taken two companies public, and has led three private companies to favorable liquidity events. He has also served as an independent consultant to medical device and biotechnology companies since 1997 leveraging his strong mix of organizational, operational, and financial management skills to advise senior management and directors. During his tenure in executive management Mr. Michaels has added over 1,100 jobs to the economy and increased shareholder value by more than $2 billion. Mr. Michaels holds a BA in Audiology and an MBA in Finance from San Diego State University and is a graduate of the Executive Program at the University of California, Los Angeles. In addition, he has completed the UCLA Director’s Education Program certification exam and has served as Corporate Secretary to three publicly traded companies. Mr. Michaels has also been appointed Audit Committee Chair of the Company’s Audit Committee. Mr. Michaels qualifies as an audit committee financial expert within the meaning of Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K.

With his years of executive experience, Mr. Michaels brings to the board senior-level management experience with deep knowledge of the medical device industry. Mr. Michaels also served as CFO for a Nasdaq listed medical company and brings significant public company experience to the Board where he serves as Audit Committee Chair.

Michael Cress, age 61, currently serves as Chairman and Managing Partner of MD Cress Ventures, a national firm that owns, operates and advises companies within the healthcare sector.  Mr. Cress also serves as Chairman of Rainier Healthcare. Prior to MD Cress Ventures he served as the President and CEO of the Cornerstone Healthcare Group which owns and manages hospitals throughout the country.  Mr. Cress also served as Vice President of Business Development for Kindred Healthcare, a publicly traded healthcare company that owns and operates hospitals, nursing homes, rehabilitation, pharmacy and other segments of the healthcare continuum. He served as the CEO of Vencor Hospital of San Diego and was also an Adjunct Professor for the Masters of Healthcare Administration program at the University of Kansas. Mr. Cress currently serves on several not-for-profit boards including Rachel’s Challenge and is a co-founder and board member for The Neighborhood as well as serving on the boards or advisory boards of several companies, including the Austin Healthcare Council, Linley Capital, Rainier Hospice and Sleep Research.

Mr. Cress has extensive experience in the medical industry and brings not only board experience but also merger and acquisition and strategic planning experience to Zynex’s Board of Directors.

Joshua Disbrow, age 43, has been in the life sciences industry for over twenty-two years across pharmaceuticals, diagnostics, and medical devices. Currently, Mr. Disbrow serves as the Chairman and Chief Executive Officer of Aytu BioScience, Inc. (“Aytu” Nasdaq: AYTU), a commercial-stage specialty life pharmaceutical company focused on global commercialization of novel products addressing large therapeutic areas. Prior to forming Aytu in April of 2015, starting in December of 2012 Mr. Disbrow was the Chief Operating Officer of Ampio Pharmaceuticals (“Ampio” NYSE MKT: AMPE) and led the Luoxis Diagnostics subsidiary (“Luoxis”). Luoxis was merged into Aytu in April 2015 following Luoxis’ development of the technology behind the company’s MiOXSYS in vitro diagnostic platform. Prior to joining Ampio in 2012, he served as Vice President of Commercial Operations at Arbor Pharmaceuticals (“Arbor”). Josh has served as Aytu’s Chairman of the Board since 2016. Josh is an executive/non-independent director and serves on no committees for Aytu.

Mr. Disbrow began as Arbor’s second employee and oversaw the commercialization of the company’s first product, scaling the commercial organization to over 150 people across sales, marketing, payer markets, distribution, and national accounts. In less than four years, Arbor grew from a company without any product revenues to a company with net sales of $127 million. Prior to joining Arbor, he was the Director of Marketing at LipoScience (Nasdaq: LPDX), a cardiovascular in vitro diagnostic company. Mr. Disbrow also served in sales management at Cyberonics (Now LivaNova plc, Nasdaq: LIVN), a medical device company then commercializing implantable neuromodulation devices. He started his career at Glaxo Wellcome (now GlaxoSmithKline plc), holding positions in both sales and marketing. He has a Master of Business Administration from Wake Forest University and Bachelor of Science in Management from North Carolina State University

Daniel Moorhead, age 46, joined the Company in June 2017 as the Chief Financial Officer and is responsible for all finance and accounting functions. Prior to joining Zynex, Mr. Moorhead was Chief Financial Officer of Evolving Systems, Inc. (Nasdaq: EVOL) from January 2016 until May 2017, after having served as Vice President of Finance & Administration from December 2011 through December 2015 and in other financial management roles from 2002-2005 and 2008-2011. Mr. Moorhead is a CPA and holds a B.B.A. in Accounting from the University of Northern Colorado.

Information Regarding the Board and its Committees

Board Leadership Structure

Our Board believes it is important to retain flexibility in allocating the responsibilities of the Chief Executive Officer (“CEO”) and Chairman of the Board in any way that is in the best interests of our Company based on the circumstances existing at a particular point in time. Accordingly, we do not have a strict policy on whether these roles should be served independently or jointly. Currently, our CEO, Thomas Sandgaard serves as Chairman of the Board. He provides valuable experience on the Company’s business and industry and works closely with the Board in establishing Board meeting agendas to discuss key business and strategic issues.

We do not have a separate Lead Independent Director.

On February 12, 2019, we began trading on The Nasdaq Capital Market (“Nasdaq”). We currently qualify as a "controlled company" under the Nasdaq corporate governance rules, as our CEO Thomas Sandgaard owns approximately 53% of our outstanding common stock. Therefore, we are not required under Nasdaq listing rules to have either an independent nominating and corporate governance committee or a compensation committee.

Our Board of Directors consists of three independent directors and our Chief Executive Officer, Thomas Sandgaard. All directors except for Mr. Sandgaard, satisfy the independence standards established by the Securities and Exchange Commission and the rules of Nasdaq. Mr. Sandgaard is not considered independent under the listing standards of Nasdaq because he is an employee of the Company. In addition, the Board has determined that each member of the Audit Committee is independent. In making such determination, the Board reviewed all relationships between the Company and each director.

The Board’s Role in Risk Oversight

The Board as a whole actively oversees management of the Company’s risks and looks to its audit committee, as well as senior management, to support the Board’s oversight role. The Company’s Audit Committee assists with oversight of financial risks. The full Board regularly receives information through committee reports and from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, technical and strategic risks.

Meetings and Committees of the Board of Directors

Our business, property and affairs are managed under the direction of our Board of Directors and its Audit Committee. Our Board of Directors provides management oversight, helps guide the Company on strategic planning, approves the Company’s operating budgets and meets regularly in executive sessions. Members of our Board are kept informed of our business through discussions with our Chief Executive Officer and other officers and employees, by reviewing materials provided to them, by visiting our offices and by participating in meetings of the Board and its Audit Committee.

Our Board holds regularly scheduled quarterly meetings. In addition to the quarterly meetings, typically there is at least one other regularly scheduled meeting and several special meetings each year. Our Board met formally six times in 2018. In fiscal year 2018 each director attended at least 75% of all Board meetings held during such director’s tenure on the Board.

Controlled Company Status

Our President and Chief Executive Officer, Thomas Sandgaard, beneficially owns approximately 54% of our outstanding common stock as of February 22, 2019. As a result, we are a “controlled company” within the meaning of Nasdaq corporate governance standards.

Audit Committee

The Audit Committee assists the Board of Directors in its oversight of the integrity of the Company’s accounting, auditing, and reporting practices. The Audit Committee meets with our independent registered public accounting firm at least annually to review the results of the annual audit and discuss the financial statements. The Committee meets with our independent registered public accounting firm quarterly to discuss the results of the accountants’ quarterly reviews as well as quarterly results and quarterly earnings releases; recommends to the Board the registered public accounting firm to be retained; and receives and considers the accountants’ comments as to internal controls and procedures in connection with audit and financial controls. The Audit Committee reviews all financial reports prior to filing with the Securities and Exchange Commission (“SEC”) and reviews all financial press releases prior to release. The specific responsibilities in carrying out the Audit Committee’s oversight role are set forth in the Audit Committee’s Charter, a copy of which is posted on the Company’s website, www.zynex.com, under "Investors — Corporate Governance." The Audit Committee currently consists of Messrs. Michaels, Cress and Disbrow, each of whom are independent directors. The Board of Directors has determined that Mr. Michaels is an "audit committee financial expert" as defined by the rules of the Securities and Exchange Commission.

Director Nominations by Shareholders

As a controlled company, we are not required under Nasdaq listing rules to have either an independent nominating and corporate governance committee or to have director nominees selected or recommended by a majority of the Board’s independent directors.  Additionally, as a controlled company we are not required under Nasdaq listing rules to have a formal written charter addressing the procedures by which a security holder may recommend director nominees to our Board of Directors.

Stockholders’ Meeting

We have never held a stockholders’ meeting and do not have plans to hold a meeting in 2019. Since our common stock began trading on The Nasdaq Capital Market on February 12, 2019, we are required to hold a stockholders’ meeting in 2020.

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

Section 16(a) Beneficial Ownership Compliance

Based on a review of reports filed by our directors, executive officers, and beneficial owners of more than 10% of our shares of common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and other information available to us, we believe that all such ownership reports required to be filed by those reporting persons during and with respect to the fiscal year ended December 31, 2018 were timely made .

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

Base Salary

The Company provides named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. It is our policy to set base salary levels taking into account a number of factors, such as annual revenue, the nature of our business, the structure of other companies’ compensation programs and the availability of compensation information. When setting base salary levels, in a manner consistent with the objectives outlined above, the Company considers our performance, the individual’s breadth of knowledge and performance and levels of responsibility.

Incentive Compensation

Our performance-based incentive compensation program is designed to compensate executives when financial performance goals are achieved. Executives have the opportunity to earn incentive compensation on an annual basis. Mr. Moorhead is eligible for annual incentive compensation of up to $100,000, based upon achievements of annual targets established by the Board of Directors.

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

Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Thomas Sandgaard (1)	2018	480,000	5,370	567,561	32,544	(1)	1,085,476
President, Chief Executive Officer and Chairman	2017	397,738	2,440	398,546	9,538	(1)	808,262
Daniel Moorhead (2)	2018	220,000	69,500	82,291	32,384	(2)	404,175
Chief Financial Officer	2017	108,308	226,233	59,552	5,103	(2)	399,196

(1)	We pay 100% of Mr. Sandgaard’s health and dental insurance. In addition, two company vehicles were provided to Mr. Sandgaard in 2018 and one vehicle in 2017 at our expense.
(2)	Mr. Moorhead was hired as Chief Financial officer in June 2017. We pay 100% of Mr. Moorhead’s health and dental insurance.
(3)	The option awards represent the grant date fair value of stock options and restricted stock in accordance with Accounting Standards Codification (“ASC”) Topic 718. See Note 5 of the Consolidated Financial Statements for additional information.

All Other Compensation

Name	Year	Retirement Plan Matching Contributions ($)	Unused Paid Time Off ($)	Company Vehicle ($)	Cost of Healthcare ($)
Thomas Sandgaard (1)	2018	-	13,845	11,855	6,844
	2017	-	-	3,850	5,688
Daniel Moorhead	2018	4,094	8,611	-	19,679
	2017	-	-	-	5,103

Named Executive Officer Employment Arrangements and Option Awards

On June 5, 2017, the Company entered into an employment agreement with Mr. Moorhead which generally provides that in the event the Company terminates his employment, other than for cause, death or disability, he will be paid severance pay. The amount of his severance is nine months of base salary if terminated before the one-year anniversary of his hire date or twelve months of severance if terminated on or subsequent to the one-year anniversary of his hire date. In exchange for severance, Mr. Moorhead is required to execute a full release of all employment claims with the Company and agree to not compete with us and to not solicit our employees for the period of time during which severance is paid. The employment agreement does not change the "at will" nature of Mr. Moorhead’s employment with the Company. Either the Company or the executive may terminate his employment at any time.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options for each executive officer named in the Summary Compensation Table as of December 31, 2018:

	Option Awards
	Number of	Number of
	Securities	Securities				Stock Awards
	Underlying	Underlying				Number of	Market Value
	Unexercised	Unexercised		Option		Shares of	of Shares of
	Options	Options		Exercise	Option	Stock	Stock
Name	(#) Exercisable (1)	(#) Unexercisable (1)		Price	Expiration Date	(#) Unvested (6)	($) Unvested (7)
Thomas Sandgaard	190,000	-	(2)	$0.22	31-Oct-23
	203,571	-	(3)	$0.14	2-Jan-26
	250	750	(4)	$2.76	14-Dec-27
		1,000	(8)	$2.63	07-Aug-28
		1,000	(9)	$3.44	06-Nov-28
Daniel Moorhead	50,000	150,000	(5)	$0.40	5-Jun-27
	2,500	7,500	(5)	$1.39	5-Sep-27
	14,315	42,945	(5)	$2.51	11-Dec-27
						31,250	$91,875

(1)	Options and restricted stock awards vest at a rate of 25% per year, commencing on the grant date.
(2)	On October 31, 2013, Mr. Sandgaard was granted 285,000 options with a strike price of $0.22, with a vesting contingent on achieving certain financial performance metrics. As of December 31, 2017, 190,000 options remain active.
(3)	On January 2, 2016, Mr. Sandgaard was granted 203,571 options with a strike price of $0.14.
(4)	On December 14, 2017, Mr. Sandgaard was granted 1,000 options with a strike price of $2.76.
(5)	On June 5, 2017, Mr. Moorhead was granted 200,000 options with a strike price of $0.40, 10,000 options with a $1.39 strike price on September 5, 2017 and on December 11, 2017 was granted 57,260 options with strike price of $2.51.
(6)	Mr. Moorhead was granted 10,000 shares on June 5, 2017, 5,000 shares on December 11, 2017, 5,000 on March 5, 2018, 5,000 on June 5, 2018, 5,000 on September 5, 2018 and 5,000 on December 5, 2018.
(7)	Market value was calculated by multiplying the number of shares shown in the table by $2.94, which was the closing price per share on December 31, 2018, the last day of our fiscal year.
(8)	On August 7, 2018, Mr. Sandgaard was granted 1,000 options with a strike price of $2.63
(9)	On November 6, 2018, Mr. Sandgaard was granted 1,000 options with a strike price of $3.44

Director Compensation

The 2018 compensation plan for non-employee members of the Board of Directors and the committees of the Board is described in the table below.

	Annual retainer (payable in quarterly increments)	Additional annual cash compensation for non-employee Chairperson
Board of Directors	$40,000	$	N/A
Audit Committee	$0		$10,000

We grant non-employee directors restricted stock upon joining the Board of Directors. The restricted stock vest quarterly over three years.

We do not provide any deferred compensation, health or other personal benefits to our directors. We reimburse each director for reasonable out-of-pocket expenses incurred to attend Board and Committee meetings.

2018 Director Compensation Table

The table below summarizes the compensation earned by non-employee directors for the fiscal year ended December 31, 2018.

Name	Fees ($)	Stock Awards ($)(1)	Total ($)

Barry D. Michaels	$48,654	$67,600	$116,254
Michael Cress .	$38,923	$67,600	$106,523
Joshua R. Disbrow	$33,076	$80,000	$113,076

(1) The amount in this column reflects the grant date fair value of stock options granted in 2018, computed in accordance with FASB Statement Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation.

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

Name	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Thomas Sandgaard (3)	17,723,392	54.1%
Daniel Moorhead (4)	76,815	*
Barry D. Michaels (5)	8,334	*
Michael Cress (6)	8,334	*
Joshua Disbrow (7)	6,668	*
All executive officers and directors as a group (8)	17,823,543	54.1%

*	Represents less than 1% of the outstanding common stock.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, (“SEC”), and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons listed in the table have sole voting and dispositive power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the SEC, the number of shares of common stock deemed outstanding includes shares issuable upon settlement of restricted stock held by the respective person which will vest within 60 days of February 26, 2019 and pursuant to options held by the respective person that are currently exercisable or may be exercised within 60 days of February 26, 2019.
(2)

Applicable percentage of ownership is based upon 32,238,024 shares of common stock outstanding as of February 22, 2019 and includes 460,636 stock options exercisable within 60 days of February 26, 2019 and 6,249 shares which will vest within 60 days of February 26, 2019.

(3)	Includes 393,821 stock options which are exercisable within 60 days of February 26, 2019.
(4)	Represents a restricted stock award of 10,000 shares issued on June 5, 2017, of which 2,500 shares are vested; a restricted stock award of 5,000 shares issued on December 11, 2017, of which 1,250 shares are vested; a restricted stock award of 5,000 shares issued on March 5, 2018, of which no shares are vested but includes 1,250 shares which vest within 60 days of February 26, 2019 and a restricted stock award of 5,000 shares issued on June 5, 2018, of which no shares are. All restricted stock awards vest in four equal annual installments beginning on the one year anniversary of the issue date. Includes 66,815 stock options which are exercisable within 60 days of February 26, 2019 and 5,000 shares purchased on the open market on August 8, 2018.
(5)	Represents a restricted stock award of 20,000 shares issued on January 10, 2018. 6,668 shares are vested and 1,666 shares will vest within 60 days of February 26, 2019. The total award vests in equal quarterly installments over three years beginning on the three month anniversary of the issue date.
(6)	Represents a restricted stock award of 20,000 shares issued on January 10, 2018. 6,668 shares are vested and 1,666 shares will vest within 60 days of February 26, 2019. The total award vests in equal quarterly installments over three years beginning on the three month anniversary of the issue date
(7)	Represents a restricted stock award of 20,000 shares issued on March 5, 2018. 5,001 shares are vested and 1,667 shares will vest within 60 days of February 26, 2019. The total award vests in equal quarterly installments over three years beginning on the three month anniversary of the issue date.
(8)	Includes 460,636 stock options which are exercisable within 60 days of February 26, 2019 and 6,249 shares of common stock issuable upon settlement of restricted stock which will vest within 60 days of February 26, 2019.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2018 regarding shares of common stock available for issuance under our equity incentive plans (in thousands except exercise price).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
2005 Stock Option Plan (1)	258	$0.40	—
Equity Compensation Plans not approved by Shareholders (2)	970	0.34	—
Warrants	150	2.42
2017 Stock Option Plan (3)	734	1.45	4,241
Total	2,112	$0.88	4,241

(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.
(2)	As of December 31, 2014, the 2005 Stock Option Plan was terminated, termination of the plan did not affect the rights and obligations of the participants and the company arising under options previously granted.
(3)	The 2017 Stock Option Plan was approved by shareholders on June 1, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We employ Mr. Sandgaard’s sons. The following table sets forth the compensation for services rendered in 2018 and 2017:

Name and Principal Position	Year	Salary ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Joachim Sandgaard - Information systems manager	2018	100,000	(2)	—		6,180	(1)	106,180
Joachim Sandgaard - Information systems manager	2017	95,833	(2)	—		5,239	(1)	101,072
Martin Sandgaard—Production manager, marketing and website/graphic design	2018	85,886		5,370	(3)	6,180	(1)	97,436
Martin Sandgaard—Production manager, marketing and website/graphic design	2017	74,837		36,912	(3)	5,695	(1)	117,444

(1)	Includes health and dental insurance provided by the Company
(2)	To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into three-year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard. This agreement terminated in December 2018.
(3)	The option awards represent the grant date fair value of stock options granted in accordance with Accounting Standards Codification (ASC) Topic 718. See Note 5 of the Consolidated Financial Statements for additional information.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following presents fees for professional services rendered by our independent registered public accounting firm Plante & Moran, PLLC, formerly known as EKS&H, LLLP for each of the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees	$183,119	$199,600
Tax Fees	—	—
All Other Fees	—	—

Total	$183,119	$199,600

Plante & Moran, PLLC, formerly known as EKS&H, LLP, has served as our independent registered public accounting firm beginning January 2017.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

Tax Fees

 None.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:

Exhibits:

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated March 9, 2012, among Zynex NeuroDiagnostics, Inc., NeuroDyne Medical Corp. and the shareholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 13, 2012)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Zynex, Inc 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Report on form S-8 filed on September 6, 2017)

10.1†	Amended and Restated Employment Agreement, dated August 11, 2011, between Zynex, Inc. and Thomas Sandgaard (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.2†	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

10.4†	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.6	Loan and Security Agreement, dated December 19, 2011, among Zynex, Inc. Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc. and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011)

10.7	Amendment No. 1 to Loan and Security Agreement, dated May 31, 2013, among Zynex, Inc. Zynex Medical, Inc. Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions, Inc. Zynex Billing and Consulting, LLC and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.8	Park Meadows Corporate Center III and IV Office Lease Between Public Credit Service Credit Union (Landlord) and Zynex Medical, Inc. (Tenant). (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.9	Forbearance Agreement, effective December 17, 2014, between Zynex, Inc. and Triumph Community Bank, N.A., dba Triumph Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014)

10.10	Amendment No. 1 To Forbearance Agreement dated March 27, 2015. (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on March 31, 2015)

10.11	Amendment No. 2 To Forbearance Agreement dated June 30, 2015. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on August 14, 2015)

10.12	Amendment No. 3 To Forbearance Agreement dated September 30, 2015. (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 17, 2015)

10.13	Amendment No. 4 To Forbearance Agreement dated December 15, 2015. (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 31, 2015)

10.14	Amendment No. 5 To Forbearance Agreement dated March 28, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10K filed on March 31, 2016)

10.15	Amendment No. 6 to Forbearance Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.16	Amendment No. 7 to Forbearance Agreement dated September 29, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.17	Amendment to Lease Agreement dated August 12, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.18	Amendment No. 8 To Forbearance Agreement dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 16, 2016)

10.19	Amendment No. 9 To Forbearance Agreement dated April 18, 2017 ( incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated April 17,2017)

10.20	Employment agreement for Daniel J. Moorhead dated June 5, 2017 ( incorporated by reference of Exhibit 10.1 to the Company’s Report on Form 8K filed on June 8, 2017)

10.21	Office Lease, effective October 20, 2017, between CSG Systems, Inc. and Zynex Medical, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 26, 2017).

10.22	Zynex, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on January 11, 2018)

10.23	Effective October 1, 2018, EKS&H, LLP, the Company’s independent registered accounting firm combined with Plante & Moran, PLLC (incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K filed on October 4, 2018)

Exhibit Number	Description

21*	Subsidiaries of the Company

23.1*	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm related to the Registration Statement (Filed herewith)

23.2*	Consent of EKS&H, LLLP, Independent Registered Public Accounting Firm related to the Registration Statement (Filed herewith)

23.3	Consent of EKS&H LLP, Independent Registered Public Accounting Firm related to Registration statement (incorporated by reference to Exhibit 23.2 to the Company’s Report on Form S-8 filed on September 6, 2017)

23.4	Consent of Clifford L. Neuman, PC related to Registration statement (incorporated by reference to Exhibit 23.1 to the Company’s Report on Form S-8 filed on September 6, 2017)

23.5	Consent of GHP Horwath, PC related to Registration statement (incorporated by reference to Exhibit 23.3 to the Company’s Report on Form S-8 filed on September 6, 2017)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: February 26, 2019	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

February 26, 2019	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

February 26, 2019	Daniel Moorhead	/s/ Daniel Moorhead
Chief Financial Officer and Principal Financial Officer

February 26, 2019	Barry D. Michaels	/s/ Barry D. Michaels
Director

February 26, 2019	Michael Cress	/s/ Michael Cress
Director

February 26, 2019	Joshua R. Disbrow	/s/ Joshua R. Disbrow
Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Zynex Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zynex Medical Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2016.

Denver, CO

February 26, 2019

Report of Independent Public Accounting Firm

To the Shareholders and Board of Directors of

Zynex Medical, Inc.

9555 Maroon Cir, Englewood, CO 80112

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Zynex Medical, Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows, for the year ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINIONS

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/ EKS&H LLLP

February 28, 2018

Denver, Colorado

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	2018	2017
Current assets:
Cash	$10,128	$5,565
Accounts receivable, net	2,791	2,185
Inventory, net	837	423
Prepaid expenses and other	570	198
Total current assets	14,326	8,371

Property and equipment, net	819	188
Deposits	314	370
Deferred income taxes	725	-
Total assets	$16,184	$8,929

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of unsecured subordinated promissory notes	$-	$231
Current portion of capital leases	-	123
Accounts payable and accrued expenses	1,552	2,255
Accrued payroll and related taxes	908	538
Deferred Rent	57
Income taxes payable	688	-
Dividends payable	2,270	-
Deferred insurance reimbursement	880	880
Total current liabilities	6,355	4,027
Long-term liabilities:
Deferred rent	531	-
Total liabilities	6,886	4,027

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares
issued and outstanding as of December 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
33,290,587 issued and 32,271,367 outstanding as of December 31, 2018 and
32,864,877 issued and 32,778,040 outstanding as of December 31, 2017	34	33
Additional paid-in capital	8,157	7,612
Treasury stock 1,019,220 and 86,837 shares, at December 31, 2018
and December 31, 2017, respectively, at cost	(3,675)	(243)
Accumulated earnings (deficit)	4,871	(2,411)
Total Zynex, Inc. stockholders' equity	9,387	4,991
Non-controlling interest	(89)	(89)
Total stockholders' equity	9,298	4,902
Total liabilities and stockholders' equity	$16,184	$8,929

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the Years Ended December 31,
	2018	2017
NET REVENUE
Devices	$6,822	$5,020
Supplies	25,095	18,412
Total revenue	31,917	23,432

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - rental, product & supply	6,038	4,819
Selling, general and administrative expense	15,509	9,669
Total costs of revenue and operating expenses	21,547	14,488

Income from operations	10,370	8,944

Other expense
Interest expense	(154)	(1,450)
Other expense	(154)	(1,450)

Income from operations before income taxes	10,216	7,494
Income tax expense	664	129
Net Income	9,552	7,365
Plus: Net income - noncontrolling interest	-	-
Net income - attributable to Zynex, Inc.	$9,552	$7,365

Net income per share attributable to Zynex, Inc.:
Basic	$0.29	$0.23

Diluted	$0.28	$0.22

Weighted average basic shares outstanding	32,503	32,156
Weighted average diluted shares outstanding	34,043	33,196

* There is no difference between net income and comprehensive income.

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$9,552	$7,365
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	448	252
Gain on disposal of asset	3	-
Cash received for leasehold improvements	214
Amortization of intangible assets	-	34
Amortization of debt issuance costs	153	511
Stock based compensation	370	66
Non-cash compensation to consultant	-	228
Loss on disposal of product inventory	-	227
Benefit for deferred income taxes	(725)	-
Interest expense related to common stock issued in connection with our private placement	-	739
Changes in operating assets and liabilities:
Accounts receivable	(606)	843
Prepaid and other assets	(372)	(158)
Inventory	(414)	(316)
Deposits	55	(315)
Accounts payable and accrued expenses	(515)	(1,063)
Accrued Payroll and related taxes	370	(193)
Deferred Revenue	(54)	-
Income taxes payable	554	40
Other long-term obligations	375	-
Net cash provided by operating activities	9,408	8,260

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and Equipment	(1,082)	(87)
Net cash used in investing activities	(1,082)	(87)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (repayments) borrowings on line of credit	-	(2,771)
Principal payments on subordinated notes payable	(384)	(650)
Proceeds from unsecured subordinated promissory notes	-	1,035
Payment of commission and placement agent fees and related expenses	-	(155)
Payments on capital lease obligations	(123)	(131)
Purchase of treasury stock	(3,432)	(222)
Proceeds from the issuance of stock	176	39
Net cash used in financing activities	(3,763)	(2,855)

Net increase in cash and cash equivalents	4,563	5,318

Cash and cash equivalents at beginning of period	5,565	247

Cash and cash equivalents at end of period	$10,128	$5,565

Supplemental disclosure of cash and non-cash transactions:

Interest paid	$12	$200
Treasury stock purchased and included in accrued liabilities	-	21
Income Taxes Paid	772	-
Lease incentive received	213	-
Common stock dividend declared	$2,270	$-

 See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2018 AND 2017

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			Additional		Accumulated		Total
	Common Stock		Paid-in	Treasury	Earnings	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Stock	(deficit)	Interest	Equity (Deficit)
Balance at December 31, 2016	31,271,234	$31	$6,032	$-	$(9,776)	$(89)	$(3,802)

Stock option exercises	41,143		39				39

Private Placement	1,552,500	2	1,247				1,249
Stock-based compensation expense			66				66
Service provider warrant expense			228				228

Treasury stock	(86,837)			(243)			(243)
Common stock dividends declared							-

Net income					7,365		7,365

Balance at December 31, 2017	32,778,040	$33	$7,612	$(243)	$(2,411)	$(89)	$4,902

Stock option exercises	425,710	1	176	-	-	-	177

Stock-based compensation expense	-	-	370	-	-	-	370

Treasury stock	(932,383)	-	-	(3,432)	-	-	(3,432)
Common stock dividends declared	-	-	-	-	(2,270)	-	(2,270)

Net income	-	-	-	-	9,552	-	9,552

Balance at December 31, 2018	32,271,367	$34	$8,158	$(3,675)	$4,871	$(89)	$9,298

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(1) ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENT’S PLANS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of December 31, 2018, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the years ended December 31, 2018 and 2017 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device but is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as CE Marking in Europe; therefore, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the years ended December 31, 2018 and 2017, the Company generated substantially all of its revenue (99.99%) in North America from sales and supplies of its devices to patients and health care providers.

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

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for billing adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, the life of its rented devices, stock-based compensation, and valuation of long-lived assets and realizability of deferred tax assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include investments with maturities greater than three months, but not exceeding 12 months, or highly liquid investments with maturities greater than 12 months that the Company intends to liquidate during the next 12 months for working capital needs.

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

Total gross inventories at December 31, 2018 were $0.8 million which was comprised of finished goods, work in progress, and parts and supplies as compared to December 31, 2017 of $0.4 million.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated over their estimated useful lives or lease term, if shorter, using the straight-line method. Leasehold improvements are stated at cost, less accumulated amortization, and are amortized over the shorter of the lease term or estimated useful life of the asset.

Repairs and maintenance costs are charged to expense as incurred.

Revenue Recognition, Accounts Receivable, Allowance for Billing Adjustments and Collectability

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

Revenue is generated primarily from sales in the United States of our electrotherapy devices and associated supplies. Sales are primarily made with, and shipped, direct to the patient with a small amount of revenue generated from sales to distributors. Device sales can be in the form of a purchase or a lease. Revenue related to purchased devices are recognized in accordance with ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) and is recognized when the device, which has been prescribed by a doctor, is delivered to the patient which is when control is deemed to have transferred to the customer.

Revenue related to devices out on lease is recognized in accordance with ASC 840, Leases. Using the guidance in ASC 840, we concluded our transactions should be accounted for as operating leases based on the following criteria below:

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

Devices sales between purchased, subject to ASC 606, and leased, subject to ASC 840, are broken down as following (in thousands):

	For the Years Ended December 31,
	2018	2017

DEVICE REVENUE

Purchased	$1,950	$1,643

Leased	4,872	3,377

Total Device revenue	$6,822	$5,020

Supplies revenue is recognized once delivered to the patient, which is when control is deemed to have transferred to the customer. Supplies needed for the device can be set up as a recurring shipment or ordered through the customer support team or online store as needed.

In the healthcare industry there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third party payors, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. The Company has $0.9 million at the end of December 31, 2018 in deferred revenue related to an insurance reimbursement claim that is expected to be resolved in 2019. For additional detail see description below in Note 9. There are no substantial costs incurred through support or warranty obligations.

Primarily all of The Company’s revenues are derived, and the related receivables are due, from patients with private health insurance carriers and workers compensation claims (collectively “Third-party Payors”), with a small portion related to private pay individuals , attorney and auto claims. Transaction price is estimated with variable consideration using the most likely amount technique for Third-party Payor reimbursement deductions, known throughout the health care industry as “billing adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products, refund requests, and for the timing and values of amounts to be billed. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products from payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known. Historically these differences have been immaterial and The Company has not had to go back and reassess the adjustments of future periods for past billing adjustments.

The basis of estimates includes historical rates of collection, the aging of the receivables, trends in the historical reimbursement rates by insurance groups, determined using the portfolio approach, and current relationships and experience with the Third-party Payors. A change in the way estimates are determined can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. The Company monitors the variability and uncertain timing over payor groups in our portfolios. If there is a change in our payor mix over time, it could affect our net revenue and related receivables. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by payor. However, changes to the allowance for billing adjustments, which are recorded as a reduction of transaction price, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

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

 The Company estimates the collectability of revenues based upon historical rates of collection, the aging of receivables, trends in the historical reimbursement rates by insurance groups, and current relationships and experience with the third – party payors. Billing adjustments are recorded as an adjustment of transaction price and are reflected as an increase or a reduction to revenue in the period when such adjustments are identified.

As of December 31, 2018, the Company believes its accounts receivable is reasonably stated at its net collectible value and has an adequate allowance for billing adjustments relating to all known insurance disputes and refund requests.

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

Rent

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments include investments with maturities greater than three months, but not exceeding 12 months, or highly liquid investments with maturities greater than 12 months that the Company intends to liquidate during the next 12 months for working capital needs. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as Deferred rent in the consolidated balance sheets. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of lease rent expense ratably over the lease term.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense for each of the years ended December 31, 2018 and 2017 was approximately $0.1 million.

Research and Development

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2018 and 2017 was approximately $0.2 million and $0.1 million, respectively. Research and development which includes salaries related to research and development and raw materials are included in selling, general and administrative expenses on the consolidated statement of comprehensive income.

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

The Company is subject to the provisions of the Financial Accounting Standards Board (“FASB”) ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 allows a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.  The company has finalized its analysis of tax impacts as of December 31, 2018 and had recorded no material adjustments.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. We will adopt the new standard effective January 1, 2019, on a modified retrospective basis. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases; will be subject to the new standard. We estimate approximately $4.0 million would be recognized as total right of use assets and operating lease liabilities on our consolidated balance sheet as of January 1, 2019. Other than disclosed we do not expect the new standard to have a material impact on our remaining consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We will adopt the new standard effective January 1, 2019. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07, however we do not anticipate adoption to have a significant impact on the consolidated financial statements,

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

Recent Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The Company adopted the new ASU as of January 1, 2018 using the modified retrospective method and resulted in no material changes to previously stated financial statements. For further details see the revenue recognition policy described previously in Note 2.

(3)   BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	December 31,
	2018	2017
Property and equipment:
Office furniture and equipment	$1,172	$998
Assembly equipment	128	128
Vehicles	184	76
Leasehold improvements	480	-
Leased devices	317	-
	2,281	1,202
Less accumulated depreciation	(1,462)	(1,014)
	$819	$188

	December 31,
	2018	2017
Assets acquired under capital lease:
Original book value	$461	$461
Accumulated depreciation	(441)	(379)
Net book value	$20	$82

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on historical loss rates.

Total depreciation expense related to our purchased property and equipment was $0.2 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

Total depreciation expense related to devices out on lease was $0.3 million for the years ended December 31, 2018 and 2017. Depreciation  on leased units is reflected on the income statement as cost of revenue.

Included in office furniture and equipment at December 31, 2018 and 2017 are assets under capital lease. Depreciation expense related to assets under capital leases was approximately $0.1 million for the years ended December 31, 2018 and 2017.

During the year ending December 31, 2017, rental inventory of $ 0.2 million was written off.

(4) EARNINGS PER SHARE

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

The calculation of basic and diluted earnings per share for the years ended December 31, 2018 and 2017 are as follows:

	For the Years Ended December 31,
	2018	2017
Basic income per share:
Net income available to common stockholders	$9,552	$7,365
Basic weighted average shares outstanding	32,503	32,156
Basic income per share:	$0.29	$0.23

Diluted income per share:
Net income available to common stockholders	$9,552	$7,365
Weighted average shares outstanding	32,503	32,156
Effect of dilutive securities - options and restricted stock	1,540	1,040
Diluted weighted average shares outstanding	34,043	33,196
Diluted income per share:	$0.28	$0.22

For the year ended December 31, 2018, 0.4 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

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

(5)  STOCK-BASED COMPENSATION PLANS

In June 2017, our stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5,000,000 shares reserved for issuance.  Awards permitted under the 2017 Stock Plan include:  Stock Options and Restricted Stock.  Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors.  As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant and generally vest over four years.  During the years ended December 31, 2018 and 2017, 0.2 million and 0.5 million option awards were granted under the 2017 Stock Plan, respectively. At December 31, 2018, 0.7 million awards remain issued and outstanding.

During the years ended December 31, 2018 and 2017, the Company awarded 80,000 and 15,000 shares, respectively, of restricted stock to the Board of Directors and management under the 2017 Stock plan. The fair market value of restricted shares for share based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on Restricted Stock Awards are typically released quarterly over three years for Board of Directors and annually over four years of management. During the year ended December 31, 2018, 18,753 shares of restricted stock vested. No shares of restricted stock vested during the year ended December 31, 2017. Restricted stock awards are issued to the recipient upon vesting and are not included in outstanding shares until such vesting and issuance occurs.

The Company previously reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “2005 Stock Plan”). The 2005 Stock Plan expired as of December 31, 2014. Vesting provisions of the expired plan were to be determined by the Board of Directors. All stock options under the 2005 Stock Plan expire no later than ten years from the date of grant. Options granted in 2015, 2016 and through May 2017 prior to the approval of the 2017 Stock Incentive Plan were approved and certified by the board of directors on September 6, 2017 under the existing 2005 stock option plan. At December 31, 2018, 1.2 million options remain issued and outstanding under the 2005 stock option plan.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations:

During the years ended December 31, 2018 and 2017, the Company recorded compensation expense related to stock options, restricted stock and warrants of approximately $0.4 million and $0.3 million, respectively.

The following table summarizes share based compensation expenses recorded in the consolidated statement of income:

	For the Years Ended December 31,
	2018	2017
Cost of Revenue	$33	$5
Selling, General, and administrative	337	289
Total stock based compensation expense	$370	$294

During the year ended December 31, 2018 there were 0.2 million options granted, plus the aforementioned restricted stock grants. The options were granted at a weighted average exercise price of $2.99 per share. The weighted-average grant date fair value of options granted during the year ended December 31, 2018 was $2.65.

During the year ended December 31, 2017, the Company granted options to purchase up to 0.7 million shares of common stock to employees at a weighted average exercise price of $0.83 per share. The weighted-average grant date fair value of options granted during the year ended December 31, 2017 was $0.66. The Company issued 15,000 shares of restricted stock to management during the year ended December 31, 2017.

The Company received proceeds of approximately $0.2 million and $39,000 related to option exercises during the years ended December 31, 2018 and 2017, respectively.

The Company uses the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the years ended December 31, 2018 and 2017:

	2018	2017
Weighted average expected term	6.25 years	6.25 years
Weighted average volatility	123%	124%
Weighted average risk-free interest rate	3.00%	1.83%
Dividend yield	0%	0%

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

A summary of option activity under all equity compensation plans for the years ended December 31, 2018 and 2017 are presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,261	$0.40		$135
Granted	722	$0.83
Exercised	(38)	1.02
Forfeited	(803)	$0.33
Outstanding at December 31, 2017	2,142	$0.56	6.5	$5,334

Outstanding at December 31, 2017	2,142	$0.56
Granted	215	$2.99
Exercised	(357)	$0.44
Forfeited	(115)	$1.48
Outstanding at December 31, 2018	1,885	$0.80	6.32	$4,085
Exercisable at December 31, 2018	1,317	$0.44	5.22

The following is a summary of stock options outstanding under the plans as of December 31, 2018:

Range	Outstanding Number of Options (in thousands)	WA Remaining Contractual Life (years)	WA Outstanding Strike Price	Exercisable Number of Options (in thousands)	Remaining Exercisable Contractual Life (years)	WA Exercisable Strike Price

$0 to $1.00	1,542	5.71	$0.37	1,254	5.12	$0.35

$1.01 to $2.00	31	5.08	$1.36	19	2.57	$1.19

$2.01 to $3.00	221	9.28	$2.63	44	9.20	$2.63

$3.01 to $4.00	91	9.86	$3.44	-	-	$-

	1,885	6.32	$0.80	1,317	5.22	$0.44

A summary of restricted stock award activity under all equity compensation plans for the year ended December 2018 and 2017 are presented below:

Number of Shares (in thousands)
Outstanding at December 31, 2016	-
Granted	15
Vested	-
Forfeited	-
Outstanding at December 31, 2017	15

Outstanding at December 31, 2017	15
Granted	80
Vested	(19)
Forfeited	-
Outstanding at December 31, 2018	76

A summary of status of the Company’s non-vested share awards as of and for the year ended December 31, 2018 is presented below:

	Non-vested Shares Under Option (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	658	$0.81
Granted	215	$2.65
Vested	(256)	$0.72
Exercised	-	$-
Forfeited	(48)	$1.98
Non-vested at December 31, 2018	569	$1.44

As of December 31, 2018, there was approximately $0.6 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.8 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2018 and 2017 was $1.1 million and $0.1 million, respectively. The total fair value of stock awards vested during the years ended December 31, 2018, and 2017 was $0.2 million and $0.1 million, respectively.

(6) STOCKHOLDERS’ EQUITY

Common Stock Dividend

Our Board of Directors declared a cash dividend of $0.07 per share on November 6, 2018.  The dividend is payable on January 18, 2019 to shareholders of record as of January 2, 2019. An accrued dividend as of December 31, 2018 was $2.3 million.

Any determination to declare a future quarterly dividend, as well as the amount of any cash dividend which may be declared, will be based on our financial position, earnings, earnings outlook and other relevant factors at that time.

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

On May 14, 2018, our Board of Directors approved a new program to buy back an additional $2.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through May 13, 2019. From the inception of the plan through December 31, 2018 the Company purchased 524,129 shares of our common stock for $1.5 million or an average price of $3.20 per share.

For the year ended December 31, 2018 the Company purchased a total of 932,383 shares of our common stock for $3.4 million or an average price $3.68 per share.

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

A summary of stock warrant activity for the years ended December 31, 2018 and 2017 are presented below:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	52	$0.21		$-
Granted	150	$2.42
Exercised	(2)	$0.35
Forfeited	-	$-
Outstanding at December 31, 2017	200	$1.86	5.86	$264

Outstanding at December 31, 2017	200	$1.86
Granted	-	-
Exercised	(50)	$0.20
Forfeited	-	$-
Outstanding and Exercisable at December 31, 2018	150	$2.42	5.77	$79

The Company uses the Black Scholes option pricing model to determine the fair value of common stock warrants, using the following assumptions during the years ended December 31, 2018 and 2017:

	2018	2017
Weighted average expected term	-	4.38 years
Weighted average volatility	-	136.62%
Weighted average risk-free interest rate	-	1.51%
Dividend yield	-	0%

(7)  INCOME TAXES

The pre-tax income from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	2018	2017
United States	$10,237	$7,511
Foreign	(21)	(17)
Total	10,216	7,494

Income tax expense consists of the following for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Current tax expense:
Federal	$1,080	$119
State	309	10
Total tax expense:	1,389	129
Deferred tax (benefit):
Federal	(462)	—
State	(263)	—
Total Deferred tax (benefit):	$(725)	$—
Total	$664	$129

 A reconciliation of income tax computed at the U.S. statutory rate of 21% to the effective income tax rate is as follows:

	2018	2017
Statutory rate	21%	34%
State taxes	4	3
Permanent differences and other	1	0
Change in valuation allowance	(16)	(54)
Stock based compensation	(3)	—
Other (true – up)	0	7
Rate Adjustment	0	12
Effective rate	7%	2%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Accrued expenses	$37	$25
Deferred Revenue	217	217
Accounts receivable	18	19
Inventory	117	92
Stock based compensation	138	137
Tax Credits and NOL Carryforward	354	1,141
Other	150	6
Property and equipment	-	35
Amortization	57	64
	1,088	1,736
Less: Valuation allowance	(172)	(1,727)
Deferred tax assets	$916	$9

Deferred tax Liabilities:
Property and equipment	$(176)	$-
Prepaid Expenses	(15)	(9)
Deferred tax liabilities	$(191)	$(9)

Net Deferred tax assets	$725	$-

For federal tax purposes, the Company completely utilized its remaining $2.7 million in NOL carryforwards as of December 31, 2018. The Company has state NOL carryforwards of approximately $4.9 million for state purposes, which expire at various dates ranging from five to seven years. The Company has $0.2 million in federal R&D tax credits that will expire by the year 2021.

As of December 31, 2017, the Company had a valuation allowance of approximately $1.8 million. The ultimate realization of deferred tax assets is dependent upon the portion of the asset for which it is more likely than not that a benefit will be realized. Management considers past history, the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income projections and tax planning strategies in making this assessment.  During 2018, Management determined that a valuation allowance was no longer necessary and released the entire amount except those related to the release of certain tax credits totaling $0.2 million.

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2018 and 2017, the Company does not have an unrecognized tax liability.

The Company does not classify penalty and interest expense related to income tax liabilities as an income tax expense.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2011 through the current period.

 (8)  LINE OF CREDIT

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

During 2016 the Company recorded bank fee expense related to this stock warrant of $15,000.

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

(10) PRIVATE PLACEMENT MEMORANDUM

Commencing in November of 2016, the Company conducted a private placement on a “best efforts, minimum-maximum” basis of 12% unsecured subordinated promissory notes, for a minimum of $1,000,000 and a maximum of $1,500,000 pursuant to Sections 4(a) (2) and 4(a) (5) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) of the 1933 Act. The offering was conducted through a FINRA registered broker, Newbridge Securities Corporation (“Newbridge”). On February 28, 2017, the Company issued promissory notes totaling $1,035,000, with a maturity date of June 28, 2018. The Company was obligated to make monthly repayments commencing on July 1, 2017, until the senior lender had been paid in full, with a limitation on the funds available for repayment to the note holders to an amount equal to 5% of the Company’s collections received by the senior lender during that month. Newbridge was compensated in connection with sales made in the offering consisting of (i) a cash amount equaling 10% commissions; (ii) a 3% non-accountable expense allowance (iii) expense reimbursement of $155,000 (iv) 776,250 shares of our common stock and (v) fees totaling $255,000. In connection with the sale of the notes, the Company had an obligation to issue 776,250 shares of the common stock, six months after issuance of the notes to the noteholders which had initially been recorded as a liability totaling $255,000. The shares were issued to the note holders on August 28, 2017. In connection with the Offering, we also paid Triumph Bank, our senior secured lender, $342,000 as repayment of principal and interest on the outstanding obligations. The common stock issued to the note holders represents additional interest expense and was initially recorded as a liability and was adjusted each reporting period based upon the fair value of the underlying stock until issued on August 28, 2017. During the year ended December 31, 2018 and 2017, the Company recognized $.2 million and $0.5 million, respectively in debt issuance costs and debt discount amortization expense included in interest expense, respectively.  Also, included in interest expense is the increase in value of the common shares to be issued to the private placement noteholders from the date of issue of approximately $740,000 for the year ended December 31, 2017.

The table below summarizes the cash and non-cash components of the private placement memorandum (in thousands):

December 31, 2018
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

(11)  COMMITMENTS AND CONTINGENCIES

(a) – Lease Commitments

We lease office and operating facilities and equipment under non-cancelable operating leases. Current facility leases include our new headquarters in Englewood, Colorado and a small warehouse/office in Denmark. Rent expense was $0.9 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively.

On October 20, 2017 the Company entered into a sublease agreement with CSG Systems Inc. for approximately 41,715 square feet at 9555 Maroon Circle, Englewood CO 80112. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot is $7.50, increasing to $19.75 during the second year of the sublease and each year thereafter for the initial term increasing by an additional $1 per square foot. The Company accounts for the total rent expense over the lease term on a straight-line basis and the additional payable as deferred rent. As of December 31, 2018 the Company had $0.6 million in deferred rent. The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which is accounted for in deferred rent and subsequently treated as a reduction of expense over the term of the lease.

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

The company entered into a two-year, non-cancelable operating lease agreement for business equipment during the third quarter of 2018 for an annual expense of $4,500.

Future minimum commitments under non-cancelable operating leases and capital leases as of December 31, 2018 are as follows (in thousands):

Operating Leases
2019	$836
2020	876
2021	914
2022	956
2023	495
Thereafter	-
Total minimum lease payments	$4,077

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

The Company has one major vendor from which is sourced approximately 49% of supplies and components for its electrotherapy products for the year ended December 31, 2018.  The same vendor provided approximately 45% of supplies and components for the year ended December 31, 2017. Management believes that its relationships with its suppliers are very good; The Company has established credit terms with many vendors after several years of delayed and extended payments for cash flow reasons. If the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at December 31, 2018 and 2017, which made up approximately 23% and 24%, respectively, of the net accounts receivable balance.

(13) RETIREMENT PLAN

In 2012, the Company established a defined contribution retirement plan for our employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all employees 18 years of age or older with three months of service. All employee contributions are fully vested immediately and employer contributions vest over a period of four years.   The Company has a discretionary employee match program and currently matches 35% of first 6% of an employee’s contributions.

During 2018 and 2017, The Company recorded an expense of $0.4 million and $0, under the aforementioned plan, respectively, related to the Company match.

(14)  RELATED PARTY TRANSACTIONS

The Company employs Mr. Martin Sandgaard and Mr. Joachim Sandgaard, both sons of Thomas Sandgaard. Compensation for 2018 and 2017 totaled $0.2 million each year. To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into three year employment arrangement totaling $0.1 million per year with Mr. Joachim Sandgaard. This arrangement concluded at the end of 2018.

(15)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2017
Total revenue	$3,436	$5,042	$6,820	$8,134
Less: cost of revenue and operating expenses	2,953	3,108	3,885	4,542

Income from operations	483	1,934	2,935	3,592

Income before income taxes	362	1,540	2,244	3,348

Net income	$353	$1,504	$2,200	$3,308
Net income per common share:
*Basic income per common share - net income	$0.01	$0.05	$0.07	$0.10
*Diluted income per common share - net income	$0.01	$0.05	$0.07	$0.10

Year Ended December 31, 2018
Total revenue	$6,876	$7,573	$8,131	$9,337
Less: cost of revenue and operating expenses	4,921	4,858	5,311	6,457

Income from operations	1,955	2,715	2,820	2,880

Income before income taxes	1,840	2,678	2,819	2,880

Net income	$1,921	$2,418	$2,591	$2,622
Net income per common share:
*Basic income per common share - net income	$0.06	$0.07	$0.08	$0.08
*Diluted income per common share - net income	$0.06	$0.07	$0.07	$0.08

* Sum of quarterly amounts may not equal year-to-date amounts due to rounding.

 (16)  SUBSEQUENT EVENTS

On January 18, 2019 the Company paid out a one-time special dividend of $0.07 per share to stockholders of record as of January 2, 2019. The dividend was declared by the Board of Directors in the fourth quarter of 2018.

On February 12, 2019, the Company began trading on The Nasdaq Capital Market. At December 31, 2018 Zynex stock was quoted on the OTCQB.