Form 10-Q
period 2019-03-31
ZYNEX INC
filed 2019-04-30
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2019
Common Stock, par value $0.001	32,245,023

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	March 31,	December 31,
	2019	2018
		(as adjusted)
ASSETS
Current assets:
Cash	$9,419	$10,128
Accounts receivable, net	3,147	2,791
Inventory, net	968	837
Prepaid expenses and other	738	568
Total current assets	14,272	14,324

Property and equipment, net	791	819
Operating lease asset	2,900	3,050
Financing lease asset	16	19
Deposits	314	314
Long term deferred income taxes	572	725
Total assets	$18,865	$19,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	1,561	1,552
Lease liability - operating leases	689	671
Lease liability - financing leases	14	14
Income taxes payable	1,321	688
Dividends payable	11	2,270
Accrued payroll and related taxes	857	908
Deferred insurance reimbursement	-	880
Total current liabilities	4,453	6,983
Long-term liabilities:
Lease liability - operating leases	2,787	2,967
Lease liability - financing leases	7	10
Total liabilities	7,247	9,960

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares
issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
33,312,411 issued and 32,241,191 outstanding as of March 31, 2019 and
33,290,587 issued and 32,271,367 outstanding as of December 31, 2018	34	34
Additional paid-in capital	8,305	8,157
Treasury stock 1,071,220 and 1,019,220 shares, at March 31, 2019
and December 31, 2018, respectively, at cost	(3,846)	(3,675)
Accumulated earnings	7,214	4,864
Total Zynex, Inc. stockholders' equity	11,707	9,380
Non-controlling interest	(89)	(89)
Total stockholders' equity	11,618	9,291
Total liabilities and stockholders' equity	$18,865	$19,251

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
NET REVENUE
Devices	$1,975	$1,588
Supplies	7,221	5,288
Total net revenue	9,196	6,876

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - rental, product & supply	1,784	1,236
Sales and marketing	2,473	1,307
General and administrative	2,683	2,379
Total costs of revenue and operating expenses	6,940	4,922

Income from operations	2,256	1,954

Other income/(expense)
Deferred insurance reimbursement	880	-
Interest expense	-	(115)
Other income/(expense), net	880	(115)

Income from operations before income taxes	3,136	1,839
Income tax expense/(benefit)	786	(81)
Net income	$2,350	$1,920

Net income per share.:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Weighted average basic shares outstanding	32,233	32,601
Weighted average diluted shares outstanding	33,721	34,414

* There is no difference between net income and comprehensive income

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,764	$993

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(46)	(160)
Net cash used in investing activities	(46)	(160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on subordinated debt	-	(331)
Payments on financing lease obligations	(4)	(30)
Common stock cash dividends	(2,259)	-
Purchase of treasury stock	(171)	(1,757)
Proceeds from the exercise of stock options	7	86
Net cash used in financing activities	(2,427)	(2,032)

Net decrease in cash and cash equivalents	(709)	(1,199)
Cash and cash equivalents at beginning of period	10,128	5,565
Cash and cash equivalents at end of period	$9,419	$4,366

Supplemental disclosure of cash and non-cash transactions:
Property and Equipment purchased an included in accrued liability but not settled	$-	$253
Interest paid	$-	$8

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Earnings	Interest	Equity
Balance at December 31, 2018, as adjusted	32,271,367	34	8,157	(3,675)	-	4,864	(89)	9,291
Stock option exercises	21,832	-	8	-	-	-	-	8
Stock-based compensation expense	-	-	140	-	-	-	-	140
Treasury stock	(52,000)	-	-	(171)	-	-	-	(171)
Other	(8)	-	-	-	-	-	-	-
Net income	-	-	-	-	-	2,350	-	2,350
Balance at March 31, 2019	32,241,191	$34	$8,305	$(3,846)	$-	$7,214	$(89)	$11,618

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Interest	Equity
Balance at December 31, 2017	32,778,040	$33	$7,612	$(243)	$-	$(2,411)	$(89)	$4,902
Adjustment for ASC 842 adoption	-	-	-	-	-	(6)	-	(6)
Stock option exercises	236,957	-	86	-	-	-	-	86
Stock-based compensation expense	-	-	63	-	-	-	-	63
Treasury stock	(408,254)	-	-	(1,757)	-	-	-	(1,757)
Net income	-	-	-	-	-	1,920	-	1,920
Balance at March 31, 2018	32,606,743	$33	$7,761	$(2,000)	$-	$(497)	$(89)	$5,208

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate one primary business segment, medical devices which include Electrotherapy and Pain Management Products. As of March 31, 2019, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three months ended March 31, 2019 and 2018 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, but it is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as CE Marking in Europe, therefore, ZMS has achieved no revenues to date.

The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

Nature of Business

The Company designs, manufactures and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on drugs and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All our medical devices are designed to be patient friendly and designed for home use. Our devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. All of our medical devices are marketed in the U.S. and are subject to FDA regulation and approval.  Our products require a physician’s prescription before they can be dispensed in the U.S. Our primary product is the NexWave device, which is marketed to physicians and therapists by our field sales representatives.   The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

During the three months ended March 31, 2019 and 2018, the Company generated substantially all of its revenue (99.99%) in North America from sales and supplies of its devices to patients and health care providers.

Unaudited Consolidated Financial Statements

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Amounts as of December 31, 2018, are derived from those audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which has previously been filed with the SEC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2019 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling Interest

Non-controlling interest in the equity of a subsidiary is accounted for and reported as stockholders’ equity. Non-controlling interest represents the 20% ownership in the Company’s majority-owned (but currently inactive) subsidiary, Zynex Billing and Consulting, LLC (“ZBC”).

Reclassifications

As of March 31, 2019, the Company began reporting costs related to its selling and marketing activities separate from its general and administrative costs. As a result, reclassifications between selling and marketing costs and general and administrative costs have been made to the March 31, 2018 financial statements to conform to the consolidated 2019 financial statement presentation. These reclassifications had no effect on net earnings, retained earnings or cash flows as previously reported.

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

Revenue Recognition, Allowance for Billing Adjustments and Collectability

On January 1, 2018 the company adopted the new accounting standard on revenue recognition issued by the Financial Accounting Standards Board (“FASB”). Pursuant to the revenue from contracts with customers standards the Company recognizes revenue when it transfers promised goods to customers in an amount that reflects the consideration to which the company expects to be entitled, known as the transaction price.

Revenue is generated primarily from sales in the United States of our electrotherapy devices and associated supplies. Sales are primarily made with, and shipped, directly to the patient with a small amount of revenue generated from sales to distributors. Device sales can be in the form of a purchase or a lease. Revenue related to purchased devices are recognized in accordance with ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) and is recognized when the device, which has been prescribed by a doctor, is delivered to the patient which is when control is deemed to have transferred to the customer.

Revenue related to devices out on lease is recognized in accordance with ASC 842. These leases are accounted for as operating leases based on the following criteria below:

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

Leased units still require a doctor’s prescription and the lease inception is dependent upon delivery. The company retains title to the leased device and those devices are classified as property and equipment on the balance sheet. Since our leases are month-to-month and can be returned by the patient at any time, revenue is typically recognized monthly until the customer returns the unit.

Device sales between purchased, subject to ASC 606, and leased, subject to ASC 842, are broken down as following (in thousands):

	For the Three Months Ended March 31,
	2019	2018
DEVICE REVENUE
Purchased	$590	$225
Leased	1,385	1,363
Total Device revenue	1,975	1,588

Supplies revenue is recognized once delivered to the patient, which is when control is deemed to have transferred to the customer. Supplies needed for the device can be set up as a recurring shipment, ordered through the customer support team or online store as needed.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the healthcare industry there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third party payors, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. The Company had $0.9 million at the end of December 31, 2018 in deferred revenue related to an insurance reimbursement claim that was de-recognized during the three months ended March 31, 2019. For additional detail, see description below in Note 7. There are no substantial costs incurred through support or warranty obligations.

Primarily all of the Company’s revenues are derived, and the related receivables are due, from patients with private health insurance carriers and workers compensation claims (collectively “Third-party Payors”), with a small portion related to private pay individuals , attorney and auto claims. The transaction price is estimated with variable consideration using the most likely amount technique for Third-party Payor reimbursement deductions, known throughout the health care industry as “billing adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products, refund requests, and for the timing and values of amounts to be billed. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products from payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, as well as changes in our billing practices to increase cash collections, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known. Historically these differences have been immaterial and the Company has not had to go back and reassess the adjustments of future periods for past billing adjustments.

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

As of March 31, 2019, the Company believes its accounts receivable is reasonably stated at its net collectible value and has an adequate allowance for billing adjustments relating to all known insurance disputes and refund requests.

Stock-based Compensation

The Company accounts for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments, which is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock-based compensation expenses are recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period).  For awards subject to the achievement of performance metrics, stock-based compensation expense is recognized when it becomes probable that the performance conditions will be achieved over the respective performance period.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory

Inventory, which primarily represents devices, parts and supplies, are valued at the lower of cost (average) or net realizable value.

The Company monitors inventory for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate. The Company provides reserves for estimated excess and obsolete inventories based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.

Total gross inventories at March 31, 2019 were $1.0 million which was comprised of finished goods, work in progress, and parts and supplies as compared to December 31, 2018 of $0.8 million.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company determined that adoption did not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act), from accumulated other comprehensive income to retained earnings. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. The Company determined that the adoption did not have a material impact on its consolidated financial statements.

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as of January 1, 2019, with an effective date of January 1, 2018, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standards, which among other things, allowed us to carry forward the historical lease classification. We also elected the hindsight practical expedient to determine the lease term for existing leases. Our election of the hindsight practical expedient resulted in the lengthening of the lease term related to one of our financing leases.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $3.6 million and $3.9 million, respectively, as of January 1, 2018. The Company also recorded an adjustment to the opening balance of retained earnings of $6,000 on January 1, 2018. The difference between the additional lease assets and lease liabilities was recorded as an adjustment to retained earnings. The standard did not have a material impact on our consolidated statement of operations and had no impact on our statement of cash flows. See Note 8, below, for further discussion regarding the Company’s operating and financing leases.

Effect of ASC 842 Adoption on the Company’s Consolidated Balance Sheets (in thousands, except share amounts)

	December 31,	Effect of the Adoption of		December 31,
	2018	ASC 842		2018
	(as previously reported)			(as adjusted)
ASSETS
Current assets:
Cash	$10,128	$-		$10,128
Accounts receivable, net	2,791	-		2,791
Inventory, net	837	-		837
Prepaid expenses and other	570	(2	)(a)	568
Total current assets	14,326	(2)		14,324

Property and equipment, net	819	-		819
Operating lease asset	-	3,050	(b)	3,050
Financing lease asset	-	19	(c)	19
Deposits	314	-		314
Long term deferred income taxes	725	-		725
Total assets	$16,184	$3,067		$19,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	1,552	-		1,552
Operating lease liability	-	671	(b)	671
Financing lease liability	-	14	(c)	14
Deferred rent	57	(57	)(b)	-
Income taxes payable	688	-		688
Dividends payable	2,270	-		2,270
Accrued payroll and related taxes	908	-		908
Deferred insurance reimbursement	880	-		880
Total current liabilities	6,355	628		6,983
Long-term liabilities:
Deferred rent	531	(531	)(b)	-
Operating lease liability	-	2,967	(b)	2,967
Financing lease liability	-	10	(c)	10
Total liabilities	6,886	3,074		9,960

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-		-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,312,411 issued and 32,241,191 outstanding as of March 31, 2019 and 33,290,587 issued and 32,271,367 outstanding as of December 31, 2018	34	-		34
Additional paid-in capital	8,157	-		8,157
Treasury stock 1,071,220 and 1,019,220 shares, at March 31, 2019 and December 31, 2018, respectively, at cost	(3,675)	-		(3,675)
Accumulated earnings	4,871	(7	)(d)	4,864
Total Zynex, Inc. stockholders' equity	9,387	(7)		9,380
Non-controlling interest	(89)	-		(89)
Total stockholders' equity	9,298	(7)		9,291
Total liabilities and stockholders' equity	$16,184	$3,067		19,251

a)	Represents prepaid rent reclassified to financing lease assets
b)	Represents capitalization of operating lease assets, recognition of operating lease liabilities and reclassification of tenant incentives and deferred rent balances
c)	Represents impact of changes in finance lease terms under the hindsight practical expedient
d)	Represents the impact of changes in financing lease terms for certain leases due to the application of the hindsight practical expedient

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(2) BALANCE SHEET COMPONENTS

The components of certain balance sheet line items are as follows (in thousands):

	March 31, 2019	December 31, 2018
Property and equipment
Office furniture and equipment	$1,541	$1,172
Assembly equipment	128	128
Vehicles	184	184
Leasehold improvements	482	480
Leased devices	411	317
	$2,746	2,281
Less accumulated depreciation	(1,955)	(1,462)
	$791	$819

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on historical loss rates.

Total depreciation expense related to our property and equipment was $0.1 million and $25,000 for the three months ended March 31, 2019 and 2018, respectively.

Total depreciation expense related to devices out on lease was $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 are as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2019	2018
Basic earnings per share
Net income available to common stockholders	$2,350	$1,920
Basic weighted-average shares outstanding	32,233	32,601

Basic earnings per share	$0.07	$0.06

Diluted earnings per share
Net income available to common stockholders	$2,350	$1,920
Weighted-average shares outstanding	32,233	32,601
Effect of dilutive securities - options and restricted stock	1,488	1,813
Diluted weighted-average shares outstanding	33,721	34,414

Diluted earnings per share	$0.07	$0.06

For the three months ended March 31, 2019, options and restricted stock to purchase 0.4 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

For the three months ended March 31, 2018, options and restricted stock to purchase 0.2 million shares of common stock were excluded from the dilutive stock calculation because their exercise prices were greater than the average fair value of our common stock for the period.

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

During the three months ended March 31, 2019, 0.3 million stock option awards were granted under the 2017 Stock Plan. No stock option awards were granted during the three months ended March 31, 2018. At March 31, 2019, 0.9 million stock option awards remain issued and outstanding under the 2017 Stock Plan.

During the three months ended March 31, 2019, 5,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards are typically released quarterly over three years for the Board of Directors and annually over four years for management.

The following summarizes stock-based compensation expenses recorded in the consolidated statements of operations:

During the three months ended March 31, 2019 and 2018, the Company recorded compensation expense related to stock options and restricted stock of approximately $140,000 and $63,000, respectively, all of which was recorded in selling, general and administrative expense on the accompanying consolidated statements of operations.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2019, there were 0.3 million options granted at a weighted average exercise price of $4.37 per share. The weighted-average grant date fair value of options granted during the three months ended March 31, 2019 was $3.86. The Company issued 5,000 shares of restricted stock to management during the three months ended March 31, 2019.

During the three months ended March 31, 2018, no stock options were granted. The company issued 65,000 shares of restricted stock to the Board of Directors and management during the three months ended March 31, 2018.

The Company received proceeds of approximately $7,000 and $0.1 million related to option exercises during the three months ended March 31, 2019 and 2018, respectively.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the three months ended March 31, 2019. There were no stock options granted during the three months ended March 31, 2018.

For the Three Months Ended March 31,
2019
Expected term (years)	6.25
Risk-free interest rate	2.62%
Expected volatility	121.98%
Expected dividend yield	-%

A summary of stock option activity under all equity compensation plans for the three months ended March 31, 2019, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2018	1,885	$0.80	6.3	$4,085
Granted	305	$4.37
Forfeited	(27)	$1.81
Exercised	(16)	$0.51
Outstanding at March 31, 2019	2,147	$0.45	6.6	$7,018

Exercisable at March 31, 2019	1,310	$0.45	5.0	$5,298

A summary of restricted stock award activity under all equity compensation plans for the three months ended March 31, 2019, is presented below:

Number of
Shares
(in thousands)
Granted but not vested at December 31, 2018	76
Granted	5
Forfeited	-
Vested	(6)
Granted but not vested at March 31, 2019	75

As of March 31, 2019, the Company had approximately $2.0 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 3.1 years.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5) STOCKHOLDERS’ EQUITY

Common Stock Dividend

Our Board of Directors declared a cash dividend of $0.07 per share on November 6, 2018. The dividend of $2.3 million was paid on January 18, 2019 to stockholders of record as of January 2, 2019.

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

On May 14, 2018, our Board of Directors approved a new program to buy back an additional $2.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through May 13, 2019. For the three months ending March 31, 2019, the Company purchased 52,000 shares of our common stock for $0.2 million for an average price of $3.29 per share, related to the new program. From May 14, 2018 through March 31, 2019, the Company purchased 576,129 shares of our common stock for $1.8 million or an average price $3.20 per share.

(6) INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three months ended March 31, 2019 discrete items adjusted were $18,000. At March 31, 2019 the Company is currently estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 25% for the three months ended March 31, 2019. Discrete items recognized during the three months ended March 31, 2019 and 2018, resulted in a tax benefit of approximately $18,000 and $193,000, respectively. The Company recorded income tax expense of $786,000 for the three months ended March 31, 2019 and an income tax benefit of $81,000 for the three months ended March 31, 2018.

No taxes were paid during the three months ended March 31, 2019 and 2018.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7) DEFERRED INSURANCE REIMBURSEMENT

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

During the first quarter of 2019, the Company recognized $880,000 as other income and reversed the liability. The Company has included this amount in other income in order to ensure comparability of the Company’s operating income results for the three months ended March 31, 2019 and 2018. Management’s legal determination that any refund obligation is remote was based on the facts and circumstances related to the dispute, which included reviewing the legal statutes within the jurisdictions the Company operates.

(8) LEASES

The Company’s primary leases are as follows:

•	The Company entered into a sublease agreement on October 20, 2017 with CSG Systems Inc. for approximately 41,715 square feet at 9555 Maroon Circle, Englewood CO 80112. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot is $7.50, increasing to $19.75 during the second year of the sublease and each year thereafter for the initial term increasing by an additional $1 per square foot. The Company has not yet determined whether it is reasonably certain to exercise its renewal option and has therefore only considered the initial term when determining the lease liability and lease asset.

•	The Company entered into an amendment to its sublease agreement on March 11, 2019 with CSG Systems, Inc. for an additional 21,420 square feet of office space at its current headquarters location at Two Maroon Circle, located at 9555 Maroon Circle, Englewood, CO 80112. The term of sublease for the additional space begins on the later of the completion of the Expansion Work (as defined in the Sublease) or June 1, 2019 and runs through June 30, 2023, with an option to extend the term for an additional two years through June 30, 2025. During the first seven months of the Amendment to the Sublease, the rent per square foot is $10.00, increasing to $20.75 from January 1, 2020 through October 31, 2020. Annual periods beginning November 1, 2020, the price per square foot increases by an additional $1 per square foot. As of March 31, 2019, the Company did not have control over the use of this additional space and therefore determined that the lease had not yet commenced.

The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which is accounted for as a reduction of the operating lease asset and subsequently treated as a reduction of expense over the term of the lease.

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s incremental borrowing rate was determined to be 4.8% for its operating lease liabilities and 7.0% for its financing leases. The remaining lease term was 4.3 years for the Company’s sublease agreements and 1.6 years for the Company’s financing lease.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below reconciles the undiscounted future minimum lease payments under the Company’s operating leases to the total operating lease liabilities recognized on the consolidated balance sheets as of March 31, 2019 (in thousands):

April 1, 2019 through December 31, 2019	$641
2020	896
2021	939
2022	982
2023	509
Total undiscounted future minimum lease payments	3,967
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	(491)
Total operating lease liabilities	$3,476

Operating lease costs were $0.2 million for the three months ended March 31, 2019, which were included in general and administrative expenses on the consolidated statement of operations.

(9) CONCENTRATIONS

For the three months ended March 31, 2019, the Company sourced approximately 57% of the components for its electrotherapy products from two significant vendors (defined as supplying at least 10%). For the three months ended March 31, 2018 the company sourced approximately 44% of components from one significant supplier.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from a private health insurance carrier at March 31, 2019 and December 31, 2018, that made up approximately 26% and 23%, respectively, of the net accounts receivable balance.

(10) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would accrue the estimated exposure for such events when losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(11) RELATED PARTY TRANSACTIONS

As of March 31, 2019, the Company employs Mr. Martin Sandgaard, son of Thomas Sandgaard. Total compensation for Martin Sandgaard was $26,000 and $24,800 for the three months ended March 31, 2019 and 2018, respectively.

To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into 3-year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard. During the three months ended March 31, 2018, total compensation paid to Joachim Sandgaard was $29,000. Joachim Sandgaard’s employment with the Company ceased during December 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the ability to engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or leased to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2018.

These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2018 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission.

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate one primary business segment, medical devices which include Electrotherapy and Pain Management Products. As of March 31, 2019, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three months ended March 31, 2019 and 2018 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, but it is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as CE Marking in Europe, therefore, ZMS has achieved no revenues to date.

RESULTS OF OPERATIONS

Summary

Net revenue was $9.2 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively. Net revenue increased 34% for the three-month period ended March 31, 2019. Net income increased 22% to $2.4 million during the three months ended March 31, 2019 from $1.9 million during the three months ended March 31, 2018. We generated cash flows from operating activities of $1.8 million during the three months ended March 31, 2019. Working capital at March 31, 2019 was $9.8 million, an increase of 34% from $7.3 million as of December 31, 2018.

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

As of March 31, 2019, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Net revenue increased $2.3 million or 34% to $9.2 million for the three months ended March 31, 2019, from $6.9 million for the same period in 2018. The growth in net revenue is primarily related to the 26% growth in device orders which led to an increased customer base and drove higher sales of consumable supplies. We are also continually improving our billing and collection procedures which allows us to increase our collection rates.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $0.4 million or 24% to $2.0 million for the three months ended March 31, 2019, from $1.6 million for the same period in 2018. The increase in device revenue is primarily related to growth in orders which is attributable our sales force expansion.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our products. Supplies revenue increased $1.9 million or 37% to $7.2 million for the three months ended March 31, 2019, from $5.3 million for the same period in 2018. The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2018 and 2019, plus improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended March 31, 2019 increased 44% to $1.8 million from $1.2 million for the three months ended March 31, 2018. The increase in cost of revenue is primarily due to an increase of 24% in device and 37% in supply orders. As a percentage of revenue, cost of revenue –device and supply increased to 19% for the three months ended March 31, 2019 from 18% for the same period in 2018. The increase as a percentage of revenue is due to a slight increase in the cost of certain components during the period.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses. Sales and marketing expense for the three months ended March 31, 2019 increased 89% to $2.5 million from $1.3 million for the three months ended March 31, 2018. The increase in sales and marketing expense is primarily due to the expansion of our sales force including adding 53 new sales representatives and the related costs associated with increased headcount. As a percentage of revenue, sales and marketing expense increased to 26% for the three months ended March 31, 2019 from 19% for the same period in 2018. The increase as a percentage of revenue is primarily due to the increase aforementioned expenses, partially offset by the increase in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended March 31, 2019 increased 13% to $2.7 million from $2.4 million for the three months ended March 31, 2018. The increase in general and administrative expense is primarily due to increased compensation and benefit expense related to headcount growth, and increased fees related to our uplisting to the Nasdaq Capital Market. As a percentage of revenue, general and administrative expense decreased to 30% for the three months ended March 31, 2019 from 35% for the same period in 2018. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by the aforementioned expenses.

Other Income (Expense)

For the three months ended March 31, 2019, other income was $0.9 million. The $0.9 million was related to a deferred insurance reimbursement from the first quarter of 2016. The Company collected $0.9 million from an insurance company for accounts receivable. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $0.9 million as a deferred insurance liability.

During the first quarter of 2019, the Company is recognizing $0.9 million as other income and reversing the liability. The Company has included this amount in other income in order to ensure comparability of the Company’s operating income results for the three months ended March 31, 2019 and 2018. Management’s legal determination that any refund obligation is remote was based on the facts and circumstances related to the dispute, which included reviewing the legal statutes within the jurisdictions the Company operates.

During the three months ended March 31, 2018, other expense was comprised of interest expense of $0.1 million.

The decrease in expense during the three months ended March 31, 2019 was primarily due to the retirement of debt related to the private placement completed during the second quarter of 2018 and the related interest expense and amortization of debt issuance and debt discount costs.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 25% and 6% for the three months ended March 31, 2019 and 2018, respectively. Discrete items, primarily related to excess tax benefits related to stock option exercises, of $18,000 are recognized as a benefit against income tax expense. For the three months ended March 31, 2019 the company has an income tax expense of approximately $0.8 million. The Company recorded an income tax benefit of $0.1 million for the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  At March 31, 2019, our principal source of liquidity was $9.4 million in cash and $3.1 million in accounts receivables, net of allowances. The decrease in cash during the three months ended March 31, 2019 was primarily due to the payment of $2.3 million in dividends to stockholders of record as of January 2, 2019 and the repurchase of $0.2 million of our common shares under the buyback program. These decreases were partially offset by cash provided by operations of $1.8 million. Our anticipated uses of cash in the future will be to fund the expansion of our business.

Net cash provided by operating activities for the three months ended March 31, 2019 and 2018 was $1.8 million and $1.0 million, respectively.  The increase in cash provided by operating activities for the three months ended March 31, 2019 was primarily due to the significant increase in profitability in 2019.

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $46,000 and $0.2 million, respectively.  Cash used in investing activities for the three months ended March 31, 2018 was primarily related to leasehold improvements at our new corporate headquarters.

Net cash used in financing activities for the three months ended March 31, 2019 and 2018 was $2.4 million and $2.0 million, respectively.  The cash used in financing activities for the three months ended March 31, 2019 was primarily due to the payment of a dividend of $2.3 million to stockholders of record on January 2, 2019 and re-purchases of our common stock of $0.2 million. Cash used in financing activities for the three months ended March 31, 2018 was primarily due to re-purchases of our common stock of $1.8 million and $0.3 million of principal payments on our subordinated notes payable.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•	Our cash and cash equivalents balance at March 31, 2019 of $9.4 million;
•	Our working capital balance of $9.8 million;
•	Our profitability during the last 11 quarters; and
•	Our projected income and cash flows for the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

On January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), with an effective date of January 1, 2018, using the modified retrospective approach. ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for operating and financing leases. We elected the package of practical expedients permitted under the transition guidance within the new standards, which among other things, allowed us to carry forward the historical lease classification. We also elected the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $3.6 million and $3.9 million, respectively, as of January 1, 2018. The difference between the additional lease assets and lease liabilities was recorded as an adjustment to retained earnings. The standard did not have a material impact on our consolidated statement of operations and had no impact on our statement of cash flows.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 to the Consolidated Financial Statements located within our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors defined in our Annual Report on Form 10-K for the year ended December 31, 2018 under “Item 1A. Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer and affiliated purchasers

The following table presents details of our repurchases during the three months ended March 31, 2019 (in thousands):

Period	Total number of shares purchased	Average price per Share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan

January 1, 2019- January 31, 2019	52	3.29	52	154

February 1, 2019 - February 28, 2019	-	-	-	154

March 1, 2019 - March 31, 2019	-	-	-	154

	52	$3.29	52

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

ZYNEX, INC.

/s/ DANIEL J. MOORHEAD
Dated: April 30, 2019	Daniel J. Moorhead
Chief Financial Officer (Principal Financial and Accounting Officer)