Form 10-Q
period 2019-06-30
ZYNEX INC
filed 2019-07-31
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

(303) 703-4906

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ZYXI	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 31, 2019
Common Stock, par value $0.001	32,458,014

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	June 30,	December 31,
	2019	2018
		(as adjusted)
ASSETS
Current assets:
Cash	$10,054	$10,128
Accounts receivable, net	3,540	2,791
Inventory, net	1,325	837
Prepaid expenses and other	833	568
Total current assets	15,752	14,324

Property and equipment, net	822	819
Operating lease asset	4,323	3,050
Financing lease asset	9	19
Deposits	342	314
Long term deferred income taxes	591	725
Total assets	$21,839	$19,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	1,829	1,552
Lease liability - operating leases	965	671
Lease liability - financing leases	14	14
Income taxes payable	-	688
Dividends payable	11	2,270
Accrued payroll and related taxes	1,009	908
Deferred insurance reimbursement	-	880
Total current liabilities	3,828	6,983
Long-term liabilities:
Lease liability - operating leases	3,940	2,967
Lease liability - financing leases	4	10
Total liabilities	7,772	9,960

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,519,400 issued and 32,448,180 outstanding as of June 30, 2019 and 33,290,587 issued and 32,271,367 outstanding as of December 31, 2018	34	34
Additional paid-in capital	8,592	8,157
Treasury stock 1,071,220 and 1,019,220 shares, at June 30, 2019 and December 31, 2018, respectively, at cost	(3,846)	(3,675)
Accumulated earnings	9,376	4,864
Total Zynex, Inc. stockholders’ equity	14,156	9,380
Non-controlling interest	(89)	(89)
Total stockholders’ equity	14,067	9,291
Total liabilities and stockholders’ equity	$21,839	$19,251

The accompanying notes are an integral part of these consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
NET REVENUE
Devices	$2,288	$1,673	$4,263	$3,261
Supplies	8,009	5,900	15,230	11,189
Total net revenue	10,297	7,573	19,493	14,450

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - rental, product & supply	1,948	1,330	3,732	2,566
Sales and marketing	3,081	1,457	5,554	2,763
General and administrative	2,684	2,071	5,367	4,450
Total costs of revenue and operating expenses	7,713	4,858	14,653	9,779

Income from operations	2,584	2,715	4,840	4,671

Other income (expense)
Deferred insurance reimbursement	-	-	880	-
Interest expense	-	(37)	-	(153)
Other income (expense), net	-	(37)	880	(153)

Income from operations before income taxes	2,584	2,678	5,720	4,518
Income tax expense	422	260	1,208	179
Net Income	$2,162	$2,418	$4,512	$4,339

Net income per share:
Basic	$0.07	$0.07	$0.14	$0.13
Diluted	$0.06	$0.07	$0.13	$0.13

Weighted average basic shares outstanding	32,326	32,620	32,279	32,610
Weighted average diluted shares outstanding	33,953	34,169	33,837	34,291

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Six Months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	2,364	3,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(141)	(661)
Net cash used in investing activities	(141)	(661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on subordinated debt	-	(385)
Payments on financing lease obligations	(4)	(59)
Common stock cash dividends	(2,259)	-
Purchase of treasury stock	(171)	(1,968)
Proceeds from the issuance of stock	137	153
Net cash used in financing activities	(2,297)	(2,259)

Net decrease in cash and cash equivalents	(74)	720
Cash and cash equivalents at beginning of period	10,128	5,565
Cash and cash equivalents at end of period	$10,054	$6,285

Supplemental disclosure of cash and non-cash transactions:
Income taxes paid	$1,957	$186
Interest paid	$-	$10
Lease incentive received	$-	$208

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Adjusted Balance, December 31, 2018	32,271,367	$34	$8,157	$(3,675)	$4,864	$(89)	$9,291
Stock option exercises	21,832	-	8	-	-	-	8
Stock-based compensation expense	-	-	140	-	-	-	140
Treasury stock	(52,000)	-	-	(171)	-	-	(171)
Other	(8)	-	-	-	-	-	-
Net income	-	-	-	-	2,350	-	2,350
Balance at March 31, 2019	32,241,191	$34	$8,305	$(3,846)	$7,214	$(89)	$11,618
Stock option exercises	166,623	-	129	-	-	-	129
Warrant exercises	40,366	-	-	-	-	-	-
Stock-based compensation expense	-	-	158	-	-	-	158
Net income	-	-	-	-	2,162	-	2,162
Balance at June 30, 2019	32,448,180	$34	$8,592	$(3,846)	$9,376	$(89)	$14,067

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance at December 31, 2017	32,778,040	$33	$7,612	$(243)	$(2,411)	$(89)	$4,902
Adjustment for ASC 842 Adoption		-	-	-	(6)	-	(6)
Stock option exercises	236,957	-	86	-	-	-	86
Stock-based compensation expense	-	-	63	-	-	-	63
Treasury stock	(408,254)	-	-	(1,757)	-	-	(1,757)
Net income		-	-	-	1,920	-	1,920
Balance at March 31, 2018	32,606,743	$33	$7,761	$(2,000)	$(497)	$(89)	$5,208
Stock option exercises	130,000	-	67	-	-	-	67
Stock-based compensation expense	-	-	53	-	-	-	53
Treasury stock	(474,767)	-	-	(211)	-	-	(211)
Net income	-	-	-	-	2,418	-	2,418
Balance at June 30, 2018	32,261,976	$33	$7,881	$(2,211)	$1,921	$(89)	$7,535

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate one primary business segment, medical devices which include Electrotherapy and Pain Management Products. As of June 30, 2019, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three and six months ended June 30, 2019 and 2018 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, but it is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as Certificate European (“CE”) Marking in Europe, therefore, ZMS has achieved no revenues to date.

The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

Nature of Business

The Company designs, manufactures and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on drugs and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). Our medical devices are designed for home use and to be patient friendly. Our devices are small, portable, battery-operated and include an electrical pulse generator which is connected to the body via electrodes. Our medical devices are marketed in the U.S. and are subject to FDA regulation and approval.  Our products require a physician’s prescription before they can be dispensed in the U.S. Our primary product is the NexWave device, which is marketed to physicians and therapists by our field sales representatives.   The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

During the three and six months ended June 30, 2019 and 2018, the Company generated substantially all of its revenue (99.99%) in North America from sales of its devices and related supplies to patients and health care providers.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2019 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Reclassifications

During 2019, the Company began reporting costs related to its selling and marketing activities separate from its general and administrative costs. As a result, reclassifications between selling and marketing costs and general and administrative costs have been made to the results of operations for the three and six month periods ending June 30, 2018 to conform to the consolidated 2019 financial statement presentation. These reclassifications had no effect on net earnings, retained earnings or cash flows as previously reported.

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

Revenue Recognition, Allowance for Billing Adjustments and Collectability

On January 1, 2018 the company adopted the new accounting standard on revenue recognition issued by the Financial Accounting Standards Board (“FASB”). Pursuant to the revenue from contracts with customers standard the Company recognizes revenue when it transfers promised goods to customers in an amount that reflects the consideration to which the company expects to be entitled, known as the transaction price.

Revenue is generated primarily from sales in the United States of our electrotherapy devices and associated supplies. Sales are primarily made with, and shipped, directly to the patient with a small amount of revenue generated from sales to distributors. Device sales can be in the form of a purchase or a lease. Revenue related to purchased devices are recognized in accordance with ASU No. 2014-09—”Revenue from Contracts with Customers” (ASC 606) and is recognized when the device, which has been prescribed by a doctor, is delivered to the patient which is when control is deemed to have transferred to the customer.

Revenue related to devices out on lease is recognized in accordance with ASC 842 (as defined below). These leases are accounted for as operating leases based on the following criteria below:

•	The lease does not transfer ownership of the underlying asset to the lessee by the end of the lease term.
•	The lease does not grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
•	The lease term is month to month, which does not meet the major part of the remaining economic life of the underlying asset. However, if the commencement date falls at or near the end of the economic life of the underlying asset, this criterion shall not be used for purposes of classifying the lease.
•	There is no residual value guaranteed and the present value of the sum of the lease payments does not equal or exceed substantially all of the fair value of the underlying asset.
•	The underlying asset is expected to have alternative uses to the lessor at the end of the lease term.

Leased units still require a doctor’s prescription and the lease inception is dependent upon delivery. The company retains title to the leased device and those devices are classified as property and equipment on the balance sheet. Since our leases are month-to-month and can be returned by the patient at any time, revenue is typically recognized monthly until the customer returns the unit.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Device sales between purchased, subject to ASC 606, and leased, subject to ASC 842, are broken down as following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
DEVICE REVENUE
Purchased	$720	$488	$1,310	$713
Leased	1,568	1,185	2,953	2,548
Total Device revenue	2,288	1,673	4,263	3,261

Supplies revenue is recognized once delivered to the patient, which is when control is deemed to have transferred to the customer. Supplies needed for the device can be set up as a recurring shipment, ordered through the customer support team or our online store as needed.

In the healthcare industry there is often a third party involved that will pay on the patient’s behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by Third-party Payors (as defined below), such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. The Company had deferred revenue of $0.9 million as of December 31, 2018 related to an insurance reimbursement claim that was de-recognized during the six months ended June 30, 2019. For additional detail, see description below in Note 7. There are no substantial costs incurred through support or warranty obligations.

Primarily all of the Company’s revenues are derived, and the related receivables are due, from patients with private health insurance carriers and workers compensation claims (collectively “Third-party Payors”), with a small portion related to private pay individuals , attorney and auto claims. The transaction price is estimated with variable consideration using the most likely amount technique for Third-party Payors reimbursement deductions, known throughout the health care industry as “billing adjustments” whereby the Third-party Payors unilaterally reduce the amount they reimburse for the Company’s products, refund requests, and for the timing and values of amounts to be billed. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of Third-party Payor billing arrangements and the uncertainty of reimbursement amounts for certain products from Third-party Payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and Third-party Payor reimbursements, as well as changes in our billing practices to increase cash collections, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known. Historically these differences have been immaterial and the Company has not had to go back and reassess the adjustments in future periods for past billing adjustments.

The basis of estimates includes historical rates of collection, the aging of the receivables, trends in the historical reimbursement rates by Third-party Payors, determined using the portfolio approach, and current relationships and experience with the Third-party Payors. A change in the way estimates are determined can result from a number of factors, including experience and training of billing personnel, changes in the reimbursement policies or practices of Third-party Payors, or changes in industry rates of reimbursement. The Company monitors the variability and uncertain timing over Third-party Payor groups in our portfolios. If there is a change in our Third-party Payor mix over time, it could affect our net revenue and related receivables. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by Third-party Payors. However, changes to the allowance for billing adjustments, which are recorded as a reduction of transaction price, have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

The Company frequently receives refund requests from Third-party Payors relating to specific patients and dates of service. Billing and reimbursement disputes are very common in the Company’s industry. These requests are sometimes related to a limited number of patients or products; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews these refund claims when it is rebilling or pursuing reimbursement from Third-party Payors. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the Third-party Payors. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued. Such refunds are recorded when the amount is fixed and determinable. However, management maintains an allowance for estimated future refunds which we believe is sufficient to cover future claims in connection with its estimates of variable consideration recorded at the time sales are recorded.

The Company estimates the collectability of revenues based upon historical rates of collection, the aging of receivables, trends in the historical reimbursement rates by Third-party Payors, and current relationships and experience with the Third-party Payors. Billing adjustments are recorded as an adjustment of transaction price and are reflected as an increase or a reduction to revenue in the period when such adjustments are identified.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, the Company believes its accounts receivable is reasonably stated at its net collectible value and has an adequate allowance for billing adjustments relating to all known Third-party Payor disputes, adjustments and refund requests.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments also include capitalized leases, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

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

Inventories, net of reserve, at June 30, 2019 were $1.3 million which was comprised of finished goods, work in progress, and parts and supplies as compared to December 31, 2018 of $0.8 million.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company determined that adoption did not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act), from accumulated other comprehensive income to retained earnings. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. The Company determined that the adoption did not have a material impact on its consolidated financial statements.

The Company adopted ASU 2016-02, Leases (Topic 842), as of January 1, 2019, with an effective date of January 1, 2018, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standards, which among other things, allowed us to carry forward the historical lease classification. We also elected the hindsight practical expedient to determine the lease term for existing leases. Our election of the hindsight practical expedient resulted in the lengthening of the lease term related to one of our financing leases.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Effect of ASC 842 Adoption on the Company’s Consolidated Balance Sheets (in thousands, except share amounts)

	December 31,	Effect of the Adoption of		December 31,
	2018	ASC 842		2018
	(as previously reported)			(as adjusted)
ASSETS
Current assets:
Cash	$10,128	$-		$10,128
Accounts receivable, net	2,791	-		2,791
Inventory, net	837	-		837
Prepaid expenses and other	570	(2	)(a)	568
Total current assets	14,326	(2)		14,324

Property and equipment, net	819	-		819
Operating lease asset	-	3,050	(b)	3,050
Financing lease asset	-	19	(c)	19
Deposits	314	-		314
Long term deferred income taxes	725	-		725
Total assets	$16,184	$3,067		$19,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	1,552	-		1,552
Operating lease liability	-	671	(b)	671
Financing lease liability	-	14	(c)	14
Deferred rent	57	(57	)(b)	-
Income taxes payable	688	-		688
Dividends payable	2,270	-		2,270
Accrued payroll and related taxes	908	-		908
Deferred insurance reimbursement	880	-		880
Total current liabilities	6,355	628		6,983
Long-term liabilities:
Deferred rent	531	(531	)(b)	-
Operating lease liability	-	2,967	(b)	2,967
Financing lease liability	-	10	(c)	10
Total liabilities	6,886	3,074		9,960

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-		-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,312,411 issued and 32,241,191 outstanding as of March 31, 2019 and 33,290,587 issued and 32,271,367 outstanding as of December 31, 2018	34	-		34
Additional paid-in capital	8,157	-		8,157
Treasury stock 1,071,220 and 1,019,220 shares, at March 31, 2019 and December 31, 2018, respectively, at cost	(3,675)	-		(3,675)
Accumulated earnings	4,871	(7	)(d)	4,864
Total Zynex, Inc. stockholders’ equity	9,387	(7)		9,380
Non-controlling interest	(89)	-		(89)
Total stockholders’ equity	9,298	(7)		9,291
Total liabilities and stockholders’ equity	$16,184	$3,067		19,251

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
c)	Represents impact of changes in finance lease terms under the hindsight practical expedient
d)	Represents the impact of changes in financing lease terms for certain leases due to the application of the hindsight practical expedient

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2017-12 on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our financial condition, results of operations and cash flows.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

(2) PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	June 30, 2019	December 31, 2018
Property and equipment
Office furniture and equipment	$1,149	$1,172
Assembly equipment	128	128
Vehicles	181	184
Leasehold improvements	500	480
Leased devices	542	317
	$2,500	2,281
Less accumulated depreciation	(1,678)	(1,462)
	$822	$819

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on historical loss rates.

Total depreciation expense related to our property and equipment was $76,000 and $42,000 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense for the six-month periods ended June 30, 2019 and 2018 was $143,000 and $68,000, respectively.

Total depreciation expense related to devices out on lease was $0.1 million for both the three months ended June 30, 2019 and 2018, respectively. Depreciation expense related to devices out on lease was $0.2 million for both the six months ended June 30, 2019 and 2018, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share
Net income available to common stockholders	$2,162	$2,418	$4,512	$4,339
Basic weighted-average shares outstanding	32,326	32,620	32,279	32,610

Basic earnings per share	$0.07	$0.07	$0.14	$0.13

Diluted earnings per share
Net income available to common stockholders	$2,162	$2,418	$4,512	$4,339
Weighted-average shares outstanding	32,326	32,620	32,279	32,610
Effect of dilutive securities - options and restricted stock	1,627	1,549	1,558	1,681
Diluted weighted-average shares outstanding	33,953	34,169	33,837	34,291

Diluted earnings per share	$0.06	$0.07	$0.13	$0.13

For the three and six months ended June 30, 2019, options to purchase 0.3 million and 0.4 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For both the three- and six-month periods ended June 30, 2018, options to purchase 0.1 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

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

During the three and six months ended June 30, 2019, 35,000 and 0.4 million stock option awards were granted under the 2017 Stock Plan, respectively. No stock option awards were granted during the three and six months ended June 30, 2018. At June 30, 2019, 0.9 million stock option awards remain issued and outstanding under the 2017 Stock Plan.

During the three and six months ended June 30, 2019, 5,000 and 10,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards typically occur quarterly over three years for the Board of Directors and quarterly over four years for management.

The following summarizes stock-based compensation expenses recorded in the consolidated statements of operations:

During the three and six months ended June 30, 2019, the Company recorded compensation expense related to stock options and restricted stock of approximately $0.2 million and $0.3 million, respectively. The Company recorded compensation expense of approximately $0.1 million related to stock options and restricted stock for both the three and six months ended June 30, 2018. The Company includes stock-based compensation expense in its in general and administrative expense on the accompanying consolidated statements of operations.

The Company received proceeds of approximately $0.1 million related to option exercises during both the three and six months ended June 30, 2019. The Company received proceeds of approximately $50,000 and $0.1 million related to option exercises during the three and six months ended June 30, 2018, respectively.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the three and six months ended June 30, 2019. There were no stock options granted during the three and six months ended June 30, 2018.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2019
Expected term (years)	6.25	6.25
Risk-free interest rate	2.49%	2.59%
Expected volatility	121.49%	121.95%
Expected dividend yield	-%	-%

A summary of stock option activity under all equity compensation plans for the six months ended June 30, 2019, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2018	1,885	$0.80	6.3	$4,085
Granted	415	$4.53
Expired	(7)	$1.00
Forfeited	(77)	$2.51
Exercised	(173)	$0.79
Outstanding at June 30, 2019	2,043	$1.49	6.5	$15,326

Exercisable at June 30, 2019	1,216	$0.40	4.8	$10,449

A summary of restricted stock award activity under all equity compensation plans for the six months ended June 30, 2019, is presented below:

Number of
Shares
(in thousands)
Granted but not vested at December 31, 2018	76
Granted	10
Forfeited	-
Vested	(15)
Granted but not vested at June 30, 2019	71

As of June 30, 2019, the Company had approximately $2.2 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 3.0 years.

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

On May 14, 2018, our Board of Directors approved a new program to buy back an additional $2.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through May 13, 2019. For the six months ending June 30, 2019, the Company purchased 52,000 shares of our common stock for $0.2 million for an average price of $3.29 per share, related to the new program. From May 14, 2018 through May 13, 2019, the Company purchased 576,129 shares of our common stock for $1.8 million or an average price $3.20 per share.

Warrants

During the six months ended June 30, 2019, 50,000 warrants were exercised. These warrants were issued during October 2017 as payment for professional services. The exercise was done pursuant to a net exercise provision and, as a result, 9,634 shares of common stock were withheld to facilitate the payment of the exercise price which resulted in the issuance of 40,366 shares of common stock.

(6) INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the six months ended June 30, 2019 discrete items adjusted were $0.3 million. At June 30, 2019 the Company is currently estimating an annual effective tax rate of approximately 28%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 27% for the six months ended June 30, 2019. Discrete items recognized during the six months ended June 30, 2019 and 2018, resulted in a tax benefit of approximately $0.3 million for both periods. The Company recorded income tax expense of $0.4 million and $1.2 million for the three and six months ended June 30, 2019, respectively, and income tax expense of $0.3 million and $0.2 million for the three and six months ended June 30, 2018.

Taxes of $2.0 million and $0.2 million were paid during the six months ended June 30 2019 and 2018, respectively.

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

During the first quarter of 2019, the Company recognized $880,000 as other income and reversed the liability as management’s assessment was that any repayment obligation was deemed remote. The Company has included this amount in other income in order to ensure comparability of the Company’s operating income results for the six months ended June 30, 2019 and 2018. Management’s legal determination that any refund obligation is remote was based on the facts and circumstances related to the dispute, which included reviewing the legal statutes within the jurisdictions the Company operates.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(8) LEASES

The Company’s primary leases are as follows:

•	The Company entered into a sublease agreement on October 20, 2017 with CSG Systems Inc. for approximately 41,715 square feet at 9555 Maroon Circle, Englewood CO 80112. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot is $7.50, increasing to $19.75 during the second year of the sublease and each year thereafter for the initial term increasing by an additional $1 per square foot. The Company has not yet determined whether it is reasonably certain to exercise its renewal option and has therefore only considered the initial term when determining the lease liability and lease asset.

•	The Company entered into an amendment to its sublease agreement on March 11, 2019 with CSG Systems, Inc. for an additional 21,420 square feet of office space at its current headquarters location at Two Maroon Circle, located at 9555 Maroon Circle, Englewood, CO 80112. The term of sublease for the additional space began on June 1, 2019 and runs through June 30, 2023, with an option to extend the term for an additional two years through June 30, 2025. During the first seven months of the Amendment to the Sublease, the rent per square foot is $10.00, increasing to $20.75 from January 1, 2020 through October 31, 2020. Annual periods beginning November 1, 2020, the price per square foot increases by an additional $1 per square foot. The expansion work was completed, and the lease commenced, on June 1, 2019. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right of use asset for $1.6 million each.

The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which is accounted for as a reduction of the operating lease asset and subsequently treated as a reduction of rent expense over the term of the lease.

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s incremental borrowing rate was determined to be 4.8% for its operating lease liabilities and 7.0% for its financing leases. The remaining lease term was 4.0 years for the Company’s sublease agreements and 1.3 years for the Company’s financing lease.

The table below reconciles the undiscounted future minimum lease payments under the Company’s operating leases to the total operating lease liabilities recognized on the consolidated balance sheets as of June 30, 2019 (in thousands):

July 1, 2019 through December 31, 2019	$537
2020	1,344
2021	1,408
2022	1,473
2023	763
Total undiscounted future minimum lease payments	5,525
Less: Difference between undiscounted lease payments and discounted operating lease liabilities:	(620)
Total operating lease liabilities	$4,905

Operating lease costs were $0.2 and $0.4 million for both the three and six months ended June 30, 2019 and 2018, which were included in general and administrative expenses on the consolidated statement of operations.

(9) CONCENTRATIONS

For the three months ended June 30, 2019, the Company sourced approximately 72% of the supplies for its electrotherapy products from two significant vendors (defined as supplying at least 10%). For the same period in 2018, the Company sourced approximately 68% of the supplies from two significant vendors.

For the six months ended June 30, 2019, the Company sourced approximately 60% of supplies for its electrotherapy products from one significant vendor. For the same period in 2018 the company sourced approximately 79% of supplies from two significant vendors.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had receivables from two health insurance carriers at June 30, 2019 that made up approximately 37% of the net accounts receivable balance. The Company had receivables from one health insurance carrier at December 31, 2018, that made up approximately 23%, respectively, of the net accounts receivable balance.

(10) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would accrue the estimated exposure for such events when losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(11) RELATED PARTY TRANSACTIONS

As of June 30, 2019, the Company employs Mr. Martin Sandgaard, son of Thomas Sandgaard. Total compensation for Martin Sandgaard was $21,000 and $47,000 for the three and six months ended June 30, 2019, respectively. Mr. Sandgaard’s compensation for the three and six months ended June 30, 2018 was $21,000 and $46,000, respectively.

To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into a three-year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard. During the three and six months ended June 30, 2018, total compensation paid to Joachim Sandgaard was $25,000 and $54,000. Joachim Sandgaard’s employment with the Company ceased during December 2018.

(12) SUBSEQUENT EVENT

Effective July 22, 2019, the Board of Directors appointed Giuseppe Papandrea as Chief Operating Officer of the Company. Additionally, on such date, the Company entered into an employment agreement with Mr. Papandrea, which was included as an exhibit to the Current Report on Form 8-K filed on July 22, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the ability to engage effective sales representatives, the need to obtain FDA clearance and CE marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or leased to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

General

The Company has its headquarters in Englewood, Colorado.  We operate one primary business segment, medical devices which include Electrotherapy and Pain Management Products. As of June 30, 2019, the Company’s only active subsidiary is Zynex Medical, Inc. through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS did not generate material revenues during the six months ended June 30, 2019 and 2018 from international sales and marketing. Zynex Monitoring Solutions, Inc. has developed a blood volume monitoring device, but it is awaiting approval by the FDA as well as CE Marking in Europe, therefore, ZMS has achieved no revenues to date.

RESULTS OF OPERATIONS

Summary

Net revenue was $10.3 million and $7.6 million for the three months ended June 30, 2019 and 2018, respectively, and $19.5 million and $14.5 million for the six months ended June 30, 2019 and 2018, respectively. Net revenue increased 36% and 35% for the three and six-month periods ended June 30, 2019, respectively. Net income was $2.2 million for the three months ended June 30, 2019 compared with $2.4 million during the same period in 2018. Net income was $4.5 million for the six months ended June 30, 2019 compared with $4.3 million during the same period in 2018. We generated cash flows from operating activities of $2.4 million during the six months ended June 30, 2019. Working capital at June 30, 2019 was $11.9 million, an increase of 62% from $7.3 million as of December 31, 2018.

Net Revenue

Net revenues are comprised of device and supply sales, reduced by estimated Third-party Payors’ reimbursement deductions and an allowance for uncollectible amounts, if needed. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. Product device revenue is primarily comprised TENS products and also includes our cervical traction, lumbar support and hot/cold therapy products. Supply revenue includes consumable supplies related primarily to our TENS products.

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

As of June 30, 2019, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Net revenue increased $2.7 million or 36% to $10.3 million for the three months ended June 30, 2019, from $7.6 million for the same period in 2018. Net revenue increased $5.0 million or 35% to $19.5 million for the six months ended June 30, 2019, from $14.5 million for the same period in 2018. For both the three- and six-month periods ended June 30, 2019, the growth in net revenue from the same periods in 2018 is primarily related to a 65% and 48% growth in device orders, respectively, which led to an increased customer base and drove higher sales of consumable supplies. We are also continually improving our billing and collection procedures, which allows us to increase our collection rates.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $0.6 million or 37% to $2.3 million for the three months ended June 30, 2019, from $1.7 million for the same period in 2018.

Device revenue increased $1.0 million or 31% to $4.3 million for the six months ended June 30, 2019, from $3.3 million for the same period in 2018.

The increase in device revenue is primarily related to growth in orders which is attributable our sales force expansion.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our products. Supplies revenue increased $2.1 million or 36% to $8.0 million for the three months ended June 30, 2019, from $5.9 million for the same period in 2018.

Supplies revenue increased $4.0 million or 36% to $15.2 million for the six months ended June 30, 2019, from $11.2 million for the same period in 2018.

The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2018 and 2019, plus improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended June 30, 2019 increased 46% to $1.9 million from $1.3 million for the same period in 2018. As a percentage of revenue, cost of revenue – device and supply increased to 19% for the three months ended June 30, 2019 from 18% for the same period in 2018. The increase in cost of revenue is primarily due to an increase of 37% in device and 36% in supply orders from the three months ended June 30, 2018

Cost of revenue for the six months ended June 30, 2019 increased 45% to $3.7 million from $2.6 million for the same period in 2018. As a percentage of revenue, cost of revenue – device and supply increased to 19% for the six months ended June 30, 2019 from 18% for the same period in 2018. The increase in cost of revenue is primarily due to an increase of 31% in device and 36% in supply orders from the six months ended June 30, 2018.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended June 30, 2019 increased 111% to $3.1 million from $1.5 million for the same period in 2018. Sales and marketing expense for the six months ended June 30, 2019 increased 101% to $5.6 million from $2.8 million for the same period in 2018.

The increase in sales and marketing expense for both the three and six months ended June 30, 2019 is primarily due to the expansion of our sales force including adding 63 additional sales representatives over the past 12 months, of which 32 were added during the six months ended June 30, 2019. As a percentage of revenue, sales and marketing expense increased to 30% and $28% for the three and six months ended June 30, 2019, respectively from 19% for the same periods in 2018. The increase as a percentage of revenue is primarily due to the increase in costs associated with the increase in headcount, partially offset by the increase in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended June 30, 2019 increased 30% to $2.7 million from $2.1 million for the same period in 2018. As a percentage of revenue, general and administrative expense decreased to 26% for the three months ended June 30, 2019 from 27% for the same period in 2018. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by costs associated with increased headcount from the prior year.

General and administrative expense for the six months ended June 30, 2019 increased 21% to $5.4 million from $4.5 million for the same period in 2018. The increase in general and administrative expense for the six months is primarily due to increased compensation and benefit expense related to headcount growth, and increased fees related to our uplisting to the Nasdaq Capital Market. As a percentage of revenue, general and administrative expense decreased to 28% for the six months ended June 30, 2019 from 31% for the same period in 2018. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by the aforementioned expenses.

Other Income (Expense)

For the six months ended June 30, 2019, other income was $0.9 million. The $0.9 million was related to a deferred insurance reimbursement from the first quarter of 2016. The Company collected $0.9 million from an insurance company for accounts receivable. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $0.9 million as a deferred insurance liability.

During the first quarter of 2019, the Company recognized $0.9 million as other income and released the liability. The Company has included this amount in other income in order to ensure comparability of the Company’s operating income results for the six months ended June 30, 2019 and 2018. Management’s legal determination that any refund obligation is remote was based on the facts and circumstances related to the dispute, which included reviewing the legal statutes within the jurisdictions the Company operates.

During the three and six months ended June 30, 2018, other expense was comprised of interest expense of $37,000 and $0.1 million, respectively.

The decrease in expense during the three and six months ended June 30, 2019 was primarily due to the retirement of debt related to the private placement completed during the second quarter of 2018 and the related interest expense and amortization of debt issuance and debt discount costs.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 28% for the six months ended June 30, 2019. Discrete items, primarily related to excess tax benefits related to stock option exercises, of $0.3 million are recognized as a benefit against income tax expense. For the three and six months ended June 30, 2019 the Company has an income tax expense of approximately $0.4 million and $1.2 million, respectively. The Company recorded income tax expense of $0.3 million and $0.2 million for the three and six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  At June 30, 2019, our principal source of liquidity was $10.1 million in cash and $3.5 million in accounts receivables, net of allowances.  Our anticipated uses of cash in the future will be to fund the expansion of our business.

Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 was $2.4 million and $3.6 million, respectively.  The decrease in cash provided by operating activities for the six months ended June 30, 2019 was primarily due to the increase in cash paid for income taxes as the Company utilized all available net operating losses in 2018.

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $0.1 million and $0.7 million, respectively.  Cash used in investing activities for the six months ended June 30, 2019 was primarily related to the purchase of office equipment and leasehold improvements related to our expansion into the third floor at our corporate headquarters. Cash used in investing activities for the six months ended June 30, 2018 was primarily related to leasehold improvements at our new corporate headquarters.

Net cash used in financing activities for both the six-month periods ended June 30, 2019 and 2018 was $2.3 million.  The cash used in financing activities for the six months ended June 30, 2019 was primarily due to the payment of a dividend of $2.3 million to stockholders of record on January 2, 2019 and re-purchases of our common stock of $0.2 million, which was partially offset by cash received upon the exercise of stock options of $0.1 million. Cash used in financing activities for the six months ended June 30, 2018 was primarily due to re-purchases of our common stock of $2.0 million and $0.4 million of principal payments on our subordinated notes payable.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•	Our cash and cash equivalents balance at June 30, 2019 of $10.1 million;
•	Our working capital balance of $11.9 million;
•	Our profitability during the last 12 quarters; and
•	Our projected income and cash flows for the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), with an effective date of January 1, 2018, using the modified retrospective approach. ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for operating and financing leases. We elected the package of practical expedients permitted under the transition guidance within the new standards, which among other things, allowed us to carry forward the historical lease classification. We also elected the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $3.6 million and $3.9 million, respectively, as of January 1, 2018. The difference between the additional lease assets and lease liabilities was recorded as an adjustment to retained earnings. The standard did not have a material impact on our consolidated statement of operations and had no impact on our statement of cash flows.

There have been no other significant changes to our critical accounting policies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to certain market risks, including changes in interest rates. Uncertainties that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory, or credit risks, including healthcare reimbursement practices, are not included in the following assessment of market risks.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2019, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer and affiliated purchasers

The following table presents details of our repurchases during the six months ended June 30, 2019 (in thousands, except average price per share):

Period	Total number of shares purchased	Average price per Share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2019- January 31, 2019	52	3.29	52	154
February 1, 2019 – June 30, 2019	-	-	-	154
	52	$3.29	52

On May 14, 2018, our Board of Directors approved a new program to buy back $2.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through May 13, 2019. The program expired on May 13, 2019.

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

ZYNEX, INC.

/s/ DANIEL J. MOORHEAD
Dated: July 31, 2019	Daniel J. Moorhead
Chief Financial Officer (Principal Financial and Accounting Officer)

