Form 10-Q
period 2019-09-30
ZYNEX INC
filed 2019-10-29
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 29, 2019
Common Stock, par value $0.001	32,743,250

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	September 30,	December 31,
	2019	2018
		(as adjusted)
ASSETS
Current assets:
Cash	$11,934	$10,128
Accounts receivable, net	4,254	2,791
Inventory, net	2,129	837
Prepaid expenses and other	321	568
Total current assets	18,638	14,324

Property and equipment, net	780	819
Operating lease asset	4,078	3,050
Financing lease asset	195	19
Deposits	317	314
Long term deferred income taxes	716	725
Total assets	$24,724	$19,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	1,945	1,552
Lease liability - operating leases	1,045	671
Lease liability - financing leases	45	14
Income taxes payable	132	688
Dividends payable	8	2,270
Accrued payroll and related taxes	1,344	908
Deferred insurance reimbursement	-	880
Total current liabilities	4,519	6,983
Long-term liabilities:
Lease liability - operating leases	3,659	2,967
Lease liability - financing leases	154	10
Total liabilities	8,332	9,960

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,604,817 issued and 32,533,597 outstanding as of September 30, 2019 and 33,290,587 issued and 32,271,367 outstanding as of December 31, 2018	34	34
Additional paid-in capital	8,884	8,157
Treasury stock 1,071,220 and 1,019,220 shares, at September 30, 2019 and December 31, 2018, respectively, at cost	(3,846)	(3,675)
Retained earnings	11,409	4,864
Total Zynex, Inc. stockholders' equity	16,481	9,380
Non-controlling interest	(89)	(89)
Total stockholders' equity	16,392	9,291
Total liabilities and stockholders' equity	$24,724	$19,251

The accompanying notes are an integral part of these consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
NET REVENUE
Devices	$2,661	$1,811	$6,924	$5,072
Supplies	9,156	6,320	24,386	17,508
Total net revenue	11,817	8,131	31,310	22,580

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - rental, product & supply	2,261	1,641	5,993	4,207
Sales and marketing	3,946	1,591	9,500	4,355
General and administrative	3,115	2,079	8,482	6,528
Total costs of revenue and operating expenses	9,322	5,311	23,975	15,090

Income from operations	2,495	2,820	7,335	7,490

Other income/(expense)
Deferred insurance reimbursement	-	-	880	-
Interest income/(expense)	1	(1)	1	(153)
Other income/(expense), net	1	(1)	881	(153)

Income from operations before income taxes	2,496	2,819	8,216	7,337
Income tax expense	463	228	1,671	407
Net Income	$2,033	$2,591	$6,545	$6,930

Net income per share:
Basic	$0.06	$0.08	$0.20	$0.21

Diluted	$0.06	$0.08	$0.19	$0.20

Weighted average basic shares outstanding	32,490	32,521	32,350	32,580
Weighted average diluted shares outstanding	34,076	33,931	33,917	34,171

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Nine Months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	4,205	6,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(132)	(891)
Net cash used in investing activities	(132)	(891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on subordinated debt	-	(385)
Payments on financing lease obligations	(4)	(89)
Common stock cash dividends	(2,262)	-
Purchase of treasury stock	(171)	(3,045)
Proceeds from the issuance of stock	170	174
Net cash used in financing activities	(2,267)	(3,345)

Net decrease in cash and cash equivalents	1,806	2,531
Cash and cash equivalents at beginning of period	10,128	5,565
Cash and cash equivalents at end of period	$11,934	$8,096

Supplemental disclosure of cash and non-cash activities:
Income taxes paid	$(2,218)	$(228)
Interest paid	$-	$(12)
Lease incentive received	$-	$213
Rent paid	$(689)	$(394)

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Adjusted Balance, December 31, 2018	32,271,367	$34	$8,157	$(3,675)	$4,864	$(89)	$9,291
Stock option exercises	21,832	-	8	-	-	-	8
Stock-based compensation expense	-	-	140	-	-	-	140
Treasury stock	(52,000)	-	-	(171)	-	-	(171)
Other	(8)	-	-	-	-	-	-
Net income	-	-	-	-	2,350	-	2,350
Balance at March 31, 2019	32,241,191	$34	$8,305	$(3,846)	$7,214	$(89)	$11,618
Stock option exercises	166,623	-	129	-	-	-	129
Warrant exercises	40,366	-	-	-	-	-	-
Stock-based compensation expense	-	-	158	-	-	-	158
Net income	-	-	-	-	2,162	-	2,162
Balance at June 30, 2019	32,448,180	$34	$8,592	$(3,846)	$9,376	$(89)	$14,067
Stock option exercises	85,417	-	34	-	-	-	34
Stock-based compensation expense	-	-	258	-	-	-	258
Net income	-	-	-	-	2,033	-	2,033
Balance at September 30, 2019	32,533,597	$34	$8,884	$(3,846)	$11,409	$(89)	$16,392

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance at December 31, 2017	32,778,040	$33	$7,612	$(243)	$(2,411)	$(89)	$4,902
Adjustment for ASC 842 Adoption		-	-	-	(6)	-	(6)
Stock option exercises	236,957	-	86	-	-	-	86
Stock-based compensation expense	-	-	63	-	-	-	63
Treasury stock	(408,254)	-	-	(1,757)	-	-	(1,757)
Net income		-	-	-	1,920	-	1,920
Balance at March 31, 2018	32,606,743	$33	$7,761	$(2,000)	$(497)	$(89)	$5,208
Stock option exercises	130,000	-	67	-	-	-	67
Stock-based compensation expense	-	-	53	-	-	-	53
Treasury stock	(66,513)	-	-	(211)	-	-	(211)
Net income	-	-	-	-	2,418	-	2,418
Balance at June 30, 2018	32,670,230	$33	$7,881	$(2,211)	$1,921	$(89)	$7,535
Stock option exercises	49,782	1	21	-	-	-	22
Stock-based compensation expense	-	-	76	-	-	-	76
Treasury stock	(334,414)	-	-	(1,078)	-	-	(1,078)
Net income	-	-	-	-	2,591	-	2,591
Balance at September 30, 2018	32,385,598	$34	$7,978	$(3,289)	$4,512	$(89)	$9,146

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate one primary business segment, medical devices which include Electrotherapy and Pain Management Products. As of September 30, 2019, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three and nine months ended September 30, 2019 and 2018 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, but it is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as Certificate European (“CE”) Marking in Europe, therefore, ZMS has achieved no revenues to date.

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

During the three and nine months ended September 30, 2019 and 2018, the Company generated substantially all of its revenue (99.99%) in North America from sales of its devices and related supplies to patients and health care providers.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2019 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Reclassifications

During 2019, the Company began reporting costs related to its selling and marketing activities separate from its general and administrative costs. As a result, reclassifications between selling and marketing costs and general and administrative costs have been made to the results of operations for the three and nine month periods ending September 30, 2018 to conform to the consolidated 2019 financial statement presentation. These reclassifications had no effect on net earnings, retained earnings or cash flows as previously reported.

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

Revenue is generated primarily from sales in the United States of our electrotherapy devices and associated supplies. Sales are primarily made with, and shipped, directly to the patient with a small amount of revenue generated from sales to distributors. Device sales can be in the form of a purchase or a lease. Revenue related to purchased devices are recognized in accordance with ASU No. 2014-09—“Revenue from Contracts with Customers” (ASC 606) and is recognized when the device, which has been prescribed by a doctor, is delivered to the patient which is when control is deemed to have transferred to the customer.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Device sales between purchased, subject to ASC 606, and leased, subject to ASC 842, are broken down as following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
DEVICE REVENUE
Purchased	$939	$547	$2,249	$1,260
Leased	1,722	1,264	4,675	3,812
Total Device revenue	2,661	1,811	6,924	5,072

Supplies revenue is recognized once delivered to the patient, which is when control is deemed to have transferred to the customer. Supplies needed for the device can be set up as a recurring shipment, ordered through the customer support team or our online store as needed.

In the healthcare industry there is often a third party involved that will pay on the patient’s behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by Third-party Payors (as defined below), such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. The Company had deferred revenue of $0.9 million as of December 31, 2018 related to an insurance reimbursement claim that was de-recognized during the nine months ended September 30, 2019. For additional detail, see description below in Note 7. There are no substantial costs incurred through support or warranty obligations.

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

Billing and reimbursement disputes are very common in the Company’s industry. The Company frequently receives refund requests from Third-party Payors relating to specific patients and dates of service. These requests are sometimes related to a limited number of patients or products; at other times, they include a significant number of refund claims in a single request. The Company reviews and evaluates these requests and determines if any refund request is appropriate. The Company also reviews these refund claims when it is rebilling or pursuing reimbursement from Third-party Payors. The Company frequently has significant offsets against such refund requests, and sometimes amounts are due to the Company in excess of the amounts of refunds requested by the Third-party Payors. Therefore, at the time of receipt of such refund requests, the Company is generally unable to determine if a refund request is valid and should be accrued. Such refunds are recorded when the amount is fixed and determinable. However, management maintains an allowance for estimated future refunds which we believe is sufficient to cover future claims in connection with its estimates of variable consideration recorded at the time sales are recorded.

As of September 30, 2019, the Company believes its accounts receivable is reasonably stated at its net collectible value and has an adequate allowance for billing adjustments relating to all known Third-party Payor disputes, adjustments and refund requests.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company monitors inventory for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate. The Company provides reserves for estimated excess and obsolete inventories based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory reserves or write-downs may be required.

Inventories, net of reserve, at September 30, 2019 were $2.1 million which was comprised of finished goods, work in progress, and parts and supplies as compared to December 31, 2018 of $0.8 million.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $3.6 million and $3.9 million, respectively, as of January 1, 2018. The Company also recorded an adjustment to the opening balance of retained earnings of $6,000 on January 1, 2018. The difference between the additional lease assets and lease liabilities, net of our previously recorded deferred rent liability, was recorded as an adjustment to retained earnings. The standard did not have a material impact on our consolidated statement of operations and had no impact on our statement of cash flows. See Note 8, below, for further discussion regarding the Company’s operating and financing leases.

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

(2) PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	September 30, 2019	December 31, 2018
Property and equipment
Office furniture and equipment	$1,139	$1,172
Assembly equipment	128	128
Vehicles	181	184
Leasehold improvements	501	480
Leased devices	697	317
	$2,646	2,281
Less accumulated depreciation	(1,866)	(1,462)
	$780	$819

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on historical loss rates.

Total depreciation expense related to our property and equipment was $0.1 million for both the three months ended September 30, 2019 and 2018. Depreciation expense for the nine-month periods ended September 30, 2019 and 2018 was $0.2 million and $0.1 million, respectively.

Total depreciation expense related to devices out on lease was $0.1 million for both the three months ended September 30, 2019 and 2018. Depreciation expense related to devices out on lease was $0.4 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per share
Net income available to common stockholders	$2,033	$2,591	$6,545	$6,930
Basic weighted-average shares outstanding	32,490	32,521	32,350	32,580

Basic earnings per share	$0.06	$0.08	$0.20	$0.21

Diluted earnings per share
Net income available to common stockholders	$2,033	$2,591	$6,545	$6,930
Weighted-average shares outstanding	32,490	32,521	32,350	32,580
Effect of dilutive securities - options and restricted stock	1,586	1,410	1,567	1,591
Diluted weighted-average shares outstanding	34,076	33,931	33,917	34,171

Diluted earnings per share	$0.06	$0.08	$0.19	$0.20

For both the three and nine months ended September 30, 2019, options to purchase 0.4 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For both the three and nine months ended September 30, 2018, options to purchase 0.3 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

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

During the three and nine months ended September 30, 2019, 0.2 million and 0.6 million stock option awards were granted under the 2017 Stock Plan, respectively. During the three and nine months ended September 30, 2018, 0.1 million stock option awards were granted under the 2017 Stock Plan. At September 30, 2019, there were 2.1 million stock option awards issued and 1.2 million stock option awards exercisable under all plans. As of September 30, 2019, 3.7 million stock options remain reserved for issuance under the 2017 Stock Plan.

During the three and nine months ended September 30, 2019, 35,000 and 45,000 shares of restricted stock were granted to management under the 2017 Stock Plan, respectively.  The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting of the Restricted Stock Awards typically occur quarterly over three years for the Board of Directors and quarterly over four years for management.

The following summarizes stock-based compensation expenses recorded in the consolidated statements of operations:

During the three and nine months ended September 30, 2019, the Company recorded compensation expense related to stock options and restricted stock of approximately $0.3 million and $0.6 million, respectively. During the three and nine months ended September 30, 2018, the Company recorded compensation expense of approximately $0.1 million and $0.2 million, respectively. The Company includes stock-based compensation expense in its in general and administrative expense on the accompanying consolidated statements of operations.

The Company received proceeds of approximately $34,000 and $0.2 million related to option exercises during three and nine months ended September 30, 2019, respectively. The Company received proceeds of approximately $21,000 and $0.2 million related to option exercises during the three and nine months ended September 30, 2018, respectively.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (years)	6.25	6.25	6.25	6.25
Risk-free interest rate	1.83%	2.78%	2.34%	2.78%
Expected volatility	121.58%	123.05%	121.83%	123.05%
Expected dividend yield	-%	-%	-%	-%

A summary of stock option activity under all equity compensation plans for the nine months ended September 30, 2019, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2018	1,885	$0.80	6.3	$4,085
Granted	616	$5.62
Expired	(7)	1.00
Forfeited	(115)	$2.47
Exercised	(253)	$0.68
Outstanding at September 30, 2019	2,126	$2.12	6.6	$15,720

Exercisable at September 30, 2019	1,171	$0.43	4.7	$10,626

A summary of restricted stock award activity under all equity compensation plans for the nine months ended September 30, 2019, is presented below:

Number of
Shares
(in thousands)
Granted but not vested at December 31, 2018	76
Granted	45
Forfeited	-
Vested	(21)
Granted but not vested at September 30, 2019	100

As of September 30, 2019, the Company had approximately $3.6 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 3.0 years.

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

From May 14, 2018 through May 13, 2019, we had the ability through our stock purchase program to re-purchase our common stock at prevailing market rates either in the open market or through privately negotiated transactions up to $2.0 million. For the nine months ending September 30, 2019, the Company purchased 52,000 shares of our common stock for $0.2 million for an average price of $3.29 per share, related to the new program. From May 14, 2018 through May 13, 2019, the Company purchased 576,129 shares of our common stock for $1.8 million or an average price $3.20 per share.

Warrants

During the nine months ended September 30, 2019, 50,000 warrants were exercised. These warrants were issued during October 2017 as payment for professional services. The exercise was done pursuant to a net exercise provision and, as a result, 9,634 shares of common stock were withheld to facilitate the payment of the exercise price which resulted in the issuance of 40,366 shares of common stock.

A summary of stock warrant activity for the nine months ended September 30, 2019 is presented below (in thousands):

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2018	150	$2.42	5.8	$79
Granted	-	$-
Exercised	(40)	$2.00
Forfeited	(10)	$2.00
Outstanding at September 30, 2019	100	$2.63	5.0	$689

Exercisable at September 30, 2019	100	$2.63	5.0	$689

(6) INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three and nine months ended September 30, 2019 discrete items adjusted were $0.2 million and $0.6 million, respectively. At September 30, 2019 the Company is currently estimating an annual effective tax rate of approximately 27%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 27% for the nine months ended September 30, 2019. Discrete items recognized during the three months ended September 30, 2019 and 2018, resulted in a tax benefit of approximately $0.2 million and $16,000, respectively. Discrete items recognized during the nine months ended September 30, 2019 and 2018, resulted in a tax benefit of approximately $0.6 million and $0.3 million, respectively. The Company recorded income tax expense of $0.5 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, and income tax expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2018.

Taxes of $2.2 million and $0.2 million were paid during the nine months ended September 30 2019 and 2018, respectively.

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

During the first quarter of 2019, the Company recognized $880,000 as other income and reversed the liability as management’s assessment was that any repayment obligation was deemed remote. The Company has included this amount in other income in order to ensure comparability of the Company’s operating income results for the nine months ended September 30, 2019 and 2018. Management’s legal determination that any refund obligation is remote was based on the facts and circumstances related to the dispute, which included reviewing the legal statutes within the jurisdictions the Company operates.

(8) LEASES

The Company’s primary leases are as follows:

•	The Company entered into a sublease agreement on October 20, 2017 with CSG Systems Inc. for approximately 41,715 square feet at 9555 Maroon Circle, Englewood CO 80112. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot is $7.50, increasing to $19.75 during the second year of the sublease and each year thereafter for the initial term increasing by an additional $1 per square foot. The Company has not yet determined whether it is reasonably certain to exercise its renewal option and has therefore only considered the initial term when determining the lease liability and lease asset. The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which is accounted for as a reduction of the operating lease asset and subsequently treated as a reduction of rent expense over the term of the lease.

•	The Company entered into an amendment to its sublease agreement on March 11, 2019 with CSG Systems, Inc. for an additional 21,420 square feet of office space at its current headquarters location at Two Maroon Circle, located at 9555 Maroon Circle, Englewood, CO 80112. The term of sublease for the additional space began on June 1, 2019 and runs through June 30, 2023, with an option to extend the term for an additional two years through June 30, 2025. During the first seven months of the Amendment to the Sublease, the rent per square foot is $10.00, increasing to $20.75 from January 1, 2020 through October 31, 2020. For annual periods beginning November 1, 2020, the price per square foot increases by an additional $1 per square foot. The expansion work was completed, and the lease commenced, on June 1, 2019. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right of use asset for $1.6 million each.

•	The Company entered into an equipment lease on September 20, 2019 with Konica Minolta Premier Finance for a copier/printer and related software located at its corporate offices. The term of the equipment lease agreement is 5 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a financing lease liability and a corresponding right of use asset for $0.2 million each.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s incremental borrowing rate was determined to be 4.8% for its operating lease liabilities. The Company’s equipment lease agreement has an implicit rate of 8.3%, which was used to measure its financing lease liability. The remaining lease term was 4.0 years for the Company’s operating leases and 5.0 years for its financing leases.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below reconciles the undiscounted future minimum lease payments under the Company’s operating and capital leases to the total operating and capital lease liabilities recognized on the consolidated balance sheets as of September 30, 2019 (in thousands):

	Operating lease liabilities	Financing lease liabilities
October 1, 2019 through December 31, 2019	$272	$25
2020	1,344	45
2021	1,408	45
2022	1,473	45
2023	763	45
2024	-	34
Total undiscounted future minimum lease payments	5,260	241
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(556)	(42)
Total lease liabilities	$4,704	$199

Operating and financing lease costs were $0.4 and $0.8 million for the three and nine months ended September 30, 2019, respectively and $0.2 million and $0.7 million for the same periods in 2018, which were included in general and administrative expenses on the consolidated statement of operations.

(9) CONCENTRATIONS

For the three months ended September 30, 2019, the Company sourced approximately 49% of the supplies for its electrotherapy products from two significant vendors (defined as supplying at least 10%). For the same period in 2018, the Company sourced approximately 51% of the supplies from three significant vendors.

For the nine months ended September 30, 2019, the Company sourced approximately 49% of supplies for its electrotherapy products from one significant vendor. For the same period in 2018 the company sourced approximately 44% of supplies from one significant vendor.

Management believes that its relationships with suppliers are good. However, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from two health insurance carriers at September 30, 2019 that made up approximately 38% of the net accounts receivable balance. The Company had receivables from one health insurance carrier at December 31, 2018, that made up approximately 23%, respectively, of the net accounts receivable balance.

(10) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would accrue the estimated exposure for such events when losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(11) RELATED PARTY TRANSACTIONS

As of September 30, 2019, the Company employs Mr. Martin Sandgaard, son of Thomas Sandgaard. Total compensation for Martin Sandgaard was $24,000 and $71,000 for the three and nine months ended September 30, 2019, respectively. Mr. Sandgaard’s compensation for the three and nine months ended September 30, 2018 was $19,000 and $65,000, respectively.

To meet Mr. Sandgaard’s obligation to his former wife under a settlement agreement, the Company, during the fourth quarter of 2015, entered into a three-year employment arrangement totaling $100,000 per year with Mr. Joachim Sandgaard. During the three and nine months ended September 30, 2018, total compensation paid to Joachim Sandgaard was $21,000 and $75,000. Joachim Sandgaard’s employment with the Company ceased during December 2018.

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

General

The Company has its headquarters in Englewood, Colorado.  We operate one primary business segment, medical devices which include Electrotherapy and Pain Management Products. As of September 30, 2019, the Company’s only active subsidiary is Zynex Medical, Inc. through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS did not generate material revenues during the nine months ended September 30, 2019 and 2018 from international sales and marketing. Zynex Monitoring Solutions, Inc. has developed a blood volume monitoring device, but it is awaiting approval by the FDA as well as CE Marking in Europe, therefore, ZMS has achieved no revenues to date.

RESULTS OF OPERATIONS

Summary

Net revenue was $11.8 million and $8.1 million for the three months ended September 30, 2019 and 2018, respectively, and $31.3 million and $22.6 million for the nine months ended September 30, 2019 and 2018, respectively. Net revenue increased 45% and 39% for the three and nine-month periods ended September 30, 2019, respectively. Net income was $2.0 million for the three months ended September 30, 2019 compared with $2.6 million during the same period in 2018. Net income was $6.5 million for the nine months ended September 30, 2019 compared with $6.9 million during the same period in 2018. We generated cash flows from operating activities of $4.2 million during the nine months ended September 30, 2019. Working capital at September 30, 2019 was $14.1 million, an increase of 92% from $7.3 million as of December 31, 2018.

Net Revenue

Net revenues are comprised of device and supply sales, reduced by estimated Third-party Payors’ reimbursement deductions and an allowance for uncollectible amounts, if needed. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of Third-party Payor insurance claims and other customer collection history. Product device revenue is primarily comprised of TENS products and also includes our cervical traction, lumbar support and hot/cold therapy products. Supply revenue includes consumable supplies related primarily to our TENS products.

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

As of September 30, 2019, we believe we have an adequate allowance for billing adjustments relating to known insurance disputes and refund requests. However, no assurances can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Net revenue increased $3.7 million or 45% to $11.8 million for the three months ended September 30, 2019, from $8.1 million for the same period in 2018. Net revenue increased $8.7 million or 39% to $31.3 million for the nine months ended September 30, 2019, from $22.6 million for the same period in 2018. For both the three- and nine-month periods ended September 30, 2019, the growth in net revenue from the same periods in 2018 is primarily related to a 95% and 65% growth in device orders, respectively, which led to an increased customer base and drove higher sales of consumable supplies. We are also continually improving our billing and collection procedures, which allow us to increase our collection rates.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $0.9 million or 47% to $2.7 million for the three months ended September 30, 2019, from $1.8 million for the same period in 2018.

Device revenue increased $1.9 million or 37% to $6.9 million for the nine months ended September 30, 2019, from $5.1 million for the same period in 2018.

The increase in device revenue is primarily related to growth in orders which is attributable to our sales force expansion.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our products. Supplies revenue increased $2.8 million or 45% to $9.2 million for the three months ended September 30, 2019, from $6.3 million for the same period in 2018.

Supplies revenue increased $6.9 million or 39% to $24.4 million for the nine months ended September 30, 2019, from $17.5 million for the same period in 2018.

The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2018 and 2019, plus improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended September 30, 2019 increased 38% to $2.3 million from $1.6 million for the same period in 2018. As a percentage of revenue, cost of revenue – device and supply decreased to 19% for the three months ended September 30, 2019 from 20% for the same period in 2018. The slight decrease in cost of revenue as a percentage of revenue is due to several factors, including an increase of 49% in device and 44% in supply orders from the three months ended September 30, 2018 as well as slightly improved margins on supplies.

Cost of revenue for the nine months ended September 30, 2019 increased 42% to $6.0 million from $4.2 million for the same period in 2018. As a percentage of revenue, cost of revenue – device and supply was 19% for both the nine months ended September 30, 2019 and 2018.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing expenses.

Sales and marketing expense for the three months ended September 30, 2019 increased 148% to $3.9 million from $1.6 million for the same period in 2018. Sales and marketing expense for the nine months ended September 30, 2019 increased 118% to $9.5 million from $4.4 million for the same period in 2018.

The increase in sales and marketing expense for both the three and nine months ended September 30, 2019 is primarily due to the expansion of our sales force including adding approximately 75 additional sales representatives over the past 12 months, of which approximately 57 were added during the nine months ended September 30, 2019. As a percentage of revenue, sales and marketing expense increased to 33% and 30% for the three and nine months ended September 30, 2019, respectively from 20% and 19% for the same periods in 2018. The increase as a percentage of revenue is primarily due to the increase in costs associated with the sales force expansion and the related ramp-up period as sales reps build their sales territory.

General and Administrative Expense

General and administrative expenses primarily consist of employee related costs, and other direct costs associated with our personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended September 30, 2019 increased 50% to $3.1 million from $2.1 million for the same period in 2018. This increase is primarily due to an increase in compensation and benefits expense related to headcount growth, an increase in non-cash stock-based compensation expense as a result of several key hires during the third quarter of 2019 and an increase in rent and facilities expense as we expanded our corporate offices in June 2019. As a percentage of revenue, general and administrative expense was 26% for both the three months ended September 30, 2019 and 2018.

General and administrative expense for the nine months ended September 30, 2019 increased 30% to $8.5 million from $6.5 million for the same period in 2018. The increase in general and administrative expense for the nine months is primarily due to increased compensation and benefit expense related to headcount growth, and increased fees related to our uplisting to the Nasdaq Capital Market. As a percentage of revenue, general and administrative expense decreased to 27% for the nine months ended September 30, 2019 from 29% for the same period in 2018. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by the aforementioned expenses.

Other Income (Expense)

For the nine months ended September 30, 2019, other income was $0.9 million. The $0.9 million was related to a deferred insurance reimbursement from the first quarter of 2016. The Company collected $0.9 million from an insurance company for accounts receivable. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $0.9 million as a deferred insurance liability.

During the first quarter of 2019, the Company recognized $0.9 million as other income and released the liability. The Company has included this amount in other income in order to ensure comparability of the Company’s operating income results for the nine months ended September 30, 2019 and 2018. Management’s legal determination that any refund obligation is remote was based on the facts and circumstances related to the dispute, which included reviewing the legal statutes within the jurisdictions the Company operates.

During the nine months ended September 30, 2018, other expense was comprised of interest expense of $0.2 million. Interest expense during 2018 was made up of interest and the amortization of debt issuance and debt discount costs related to the Company’s private placement promissory notes issued in November 2016 and retired during the second quarter of 2018.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 27% for the nine months ended September 30, 2019. For the three and nine months ended September 30, 2019, discrete items, primarily related to excess tax benefits related to stock option exercises and forfeitures, of $0.2 million and $0.6 million, respectively, were recognized as a benefit against income tax expense. For the three and nine months ended September 30, 2019 the Company has an income tax expense of approximately $0.5 million and $1.7 million, respectively. The Company recorded income tax expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  At September 30, 2019, our principal source of liquidity was $11.9 million in cash and $4.3 million in accounts receivables, net of allowances.  Our anticipated uses of cash in the future will be to fund the expansion of our business. The Company does not anticipate any large expenditures for capital resources over the next 12 months.

Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $4.2 million and $6.8 million, respectively.  The decrease in cash provided by operating activities for the nine months ended September 30, 2019 was primarily due to the increase in cash paid for income taxes as the Company utilized all available net operating losses in 2018.

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $0.1 million and $0.9 million, respectively.  Cash used in investing activities for the nine months ended September 30, 2019 was primarily related to the purchase of office equipment and leasehold improvements related to our expansion into the third floor at our corporate headquarters. Cash used in investing activities for the nine months ended September 30, 2018 was primarily related to leasehold improvements at our corporate headquarters.

Net cash used in financing activities for both the nine-month periods ended September 30, 2019 and 2018 was $2.3 million and $3.3 million, respectively.  The cash used in financing activities for the nine months ended September 30, 2019 was primarily due to the payment of a dividend of $2.3 million to stockholders of record on January 2, 2019 and re-purchases of our common stock of $0.2 million, which was partially offset by cash received upon the exercise of stock options of $0.2 million. Cash used in financing activities for the nine months ended September 30, 2018 was primarily due to re-purchases of our common stock of $3.0 million and $0.4 million of principal payments on our subordinated notes payable.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•	Our cash and cash equivalents balance at September 30, 2019 of $11.9 million;

•	Our working capital balance of $14.1 million;

•	Our profitability during the last 13 quarters; and

•	Our projected income and cash flows for the next 12 months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to certain market risks, including changes in interest rates. Uncertainties that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory, or credit risks, including healthcare reimbursement practices, are not included in the assessment of market risks.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2019, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer and affiliated purchasers

The following table presents details of our repurchases during the nine months ended September 30, 2019 (in thousands, except average price per share):

Period	Total number of shares purchased	Average price per Share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January 1, 2019 - January 31, 2019	52	3.29	52	154
February 1, 2019 - September 30, 2019	-	-	-	154
	52	$3.29	52

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

ZYNEX, INC.

/s/ DANIEL J. MOORHEAD
Dated: October 29, 2019	Daniel J. Moorhead
Chief Financial Officer (Principal Financial and Accounting Officer)