Form 10-K
period 2019-12-31
ZYNEX INC
filed 2020-02-27
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐   Yes     ☒   No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by the Nasdaq Stock Market on such date was approximately $291.7 million.

As of February 27, 2020, 33,883,052 shares of common stock are issued and 32,811,832 shares are outstanding.

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement relating to its 2020 annual meeting of shareholders (the “ Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

TABLE OF CONTENTS

ZYNEX, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements involve risks and uncertainties. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

History

Zynex, Inc. was founded by Thomas Sandgaard in 1996, when he founded two privately held companies that eventually were folded into Zynex, Inc.  Zynex, Inc., a Nevada corporation is the parent company of and conducts business within six subsidiaries: Zynex Medical, Inc. (“ZMI”), a Colorado corporation, Zynex Neuro Diagnostics, Inc. (“ZND”), a Colorado corporation, Zynex Monitoring Solutions, Inc. (“ZMS”), a Colorado corporation, Zynex Billing and Consulting, LLC (“ZBC”), a Colorado limited liability company, Zynex Europe (Zynex Europe ApS) (“ZEU”), a Danish corporation, and Pharmazy, Inc. (“Pharmazy”), which was incorporated under the laws of Colorado in June 2015 as a wholly-owned subsidiary of ZMI (Zynex, Inc. collectively with the foregoing subsidiaries may be referred to as “Zynex” or the “Company”).

As of December 31, 2019, the Company conducts most of its operations through its primary subsidiary, ZMI. One other subsidiary, ZEU, generated minimal revenues during the years ended December 31, 2019 and 2018 from international sales and marketing. ZMS has developed a blood volume monitoring device which is in the process of approval by the Food and Drug Administration (“FDA”) in the United States of America and CE Marking in Europe. As a result, ZMS has achieved no revenues to date. Our inactive subsidiaries include ZND, ZBC, and Pharmazy. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

Over 99% of our consolidated revenue in 2019 and 2018 is attributable to ZMI. Our headquarters are located in Englewood, Colorado.

Active Subsidiaries

Zynex Medical, Inc. (ZMI): ZMI designs, manufactures and markets medical devices designed to treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZMI devices are intended for pain management to reduce reliance on medications and are designed to provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All our medical devices are intended to be patient friendly and designed for home use. The ZMI devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. The products are cost effective when compared to traditional physical therapy, and often result in better mobility, less pain and increased potential for a patient to return to work earlier than with traditional therapies alone. All of our medical devices are marketed in the U.S. and follow FDA regulations and approval.  Our products require a physician’s prescription before they can be dispensed in the U.S. We consider the physician’s prescription as an “order”, and it is on this basis that we provide the product to the patient and either bill the patient directly or the patient’s private or government insurer for payment. ZMI’s primary product is the NexWave® device.  The NexWave is marketed to physicians and therapists by our field sales representatives.   The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring basis, as needed.

ZMI designs, manufactures and markets the NeuroMove product. The NeuroMove contains electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”), by reaching parts of the brain to re-connect with muscles, also known as neuroplasticity.  The NeuroMove product is primarily marketed to medical clinics. Zynex did not have material sales of this product in 2019 or 2018.

ZMI also designs, manufactures and markets the InWave product, an in-home electrical stimulation device used to treat female urinary incontinence. The device requires a prescription and is covered by most insurance plans and Medicare.

ZMI distributes complimentary products such as lumbar support, cervical traction and hot/cold therapy. These complement our pain management products and are critical for our physicians and therapists. These products require a prescription and are covered by most insurance plans and Medicare.

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

The blood volume monitor has been tested in several International Review Board (“IRB”) approved studies and was used in several blood donation settings where hundreds of subjects have donated half a liter of blood with strong correlation to the index on the device. We have built a number of commercial devices in pilot-production and continue to refine the algorithms for the Blood Volume Index (BVI). In the fourth quarter of 2018 a U.S. utility patent was obtained for this unique application, and we believe this product could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery. ZMS did not produce any revenue for the years ending December, 31, 2019 and 2018.

Zynex International (Zynex Europe) (ZEU):

ZEU was formed in 2012 to further progress Zynex’s international expansion. ZEU is currently conducting business and focused on sales and marketing our products within the international marketplace, upon receipt of necessary regulatory approvals. ZEU did not produce significant revenue for the years ended December 31, 2019 and 2018.

Products

We currently market and sell Zynex-manufactured products as well as distribute complimentary products and private labeled supplies for Zynex products, as indicated below:

Product Name	Description
Zynex Medical Products

NexWave	Dual Channel, multi-modality IFC, TENS, NMES Device

NeuroMove	Electromyography (EMG) triggered Electrical Stimulation Device

InWave	Electrical stimulation for treatment of female urinary incontinence

TENSWave	Dual Channel TENS Device

Private Labeled Supplies

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Distributed Complementary Products

Comfortrac/Saunders	Cervical traction

JetStream	Hot/Cold therapy

LSO Back Braces	Lumbar support

Zynex Monitoring Solutions Products
CM-1500	Blood Volume Monitor

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

Numerous clinical studies have been published over several decades showing the effectiveness of IFC and TENS for pain relief. Our primary electrotherapy device, the NexWave has received FDA 510(k) clearance. The NexWave is a digital IFC, TENS and NMES device that delivers pain-alleviating electrotherapy.

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

We believe the NeuroMove product is unique because its built-in microprocessor can recognize low-level attempts by muscles to contract and then “reward” such detection with electrical stimulation. We do not believe there are similar products in the stroke rehabilitation market. Some generic devices are being offered in international markets; however, we do not believe these products provide similar results with respect to stroke rehabilitation. When conscientiously using the NeuroMove product for three to twelve months, studies show that the majority of NeuroMove patients can re-establish the connection between the brain and impaired muscle and thus regain movement and functionality.  When movement and functionality are restored, the patient may experience increased mobility, increased productivity, an improved outlook, and a reduced risk of accidents, and may be able to engage in activities they were precluded from before using the NeuroMove. Sales of NeuroMove have not generated material revenue for years ended December 31, 2019 and 2018.

Our Markets

Zynex Medical (ZMI):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products and private label supplies. Thus, we primarily compete in the home electrotherapy market for pain management, with products based on IFC, TENS and NMES devices and consumable supplies. We estimate the annual domestic market for home electrotherapy products at approximately $500 million. Due to our recently improved financial performance and related cash flows, we are currently growing our sales force to address what we believe is an unaddressed market in the electrotherapy market. The current opioid epidemic has been declared a health emergency, and we are uniquely positioned to help reduce the amount of opioids prescribed for treatment of chronic and acute pain symptoms. We are committed to providing health care professionals with alternatives to traditional opioid based treatment programs with our prescription-strength products which have no side-effects. This has never been more necessary than it is today considering the staggering statistics.

•	Pain impacts the lives of more Americans than diabetes, heart disease and cancer combined.

•	Pain is the leading cause of disability, and seeking treatment for chronic or acute pain is the most common reason American’s seek health care. Approximately 50 million Americans suffer from chronic pain.

•	Nearly 20 million Americans experienced high-impact chronic pain, defined as "limiting life or work activities on most days or every day in the past 6 months.

•	If pharmaceuticals such as opioids continue to be used as the first line of defense America will continue to see a rise in opioid misuse, addiction and drug-related deaths.

We also distribute complimentary products such as JetStream Hot/Cold Therapy, Aspen LSO Back bracing and Comfortrac and Saunders cervical traction units, all products targeted at treating acute as well as chronic pain with minimal side-effects.

Key characteristics of our electrotherapy market are:

•	Collection cycles of initial payment from insurance carriers can range from 30 days to many months and considerably longer for many attorney, personal injury and worker’s compensation cases. Such delayed payment impacts our cash flow and can slow our growth or strain our liquidity. Collections are also impacted by whether effective billing submissions are made by our billing and collections department to the insurance carriers and other payers.

•	Prior to payment, the third party payers often make or take significant payment “adjustments or discounts.” This can also lead to denials and billing disputes with third party payers.

•	The majority of our revenue is generated by the sale of medical devices and from recurring patient supplies, specifically from our electrotherapy products sold through ZMI. We are reliant on insurance and our payor reimbursement.

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

Sales and Growth Strategies

To date, ZMI accounts for substantially all of our revenue and profit. We are focused on expanding our sales force to address what we believe is an untapped market for electrotherapy products which has recently become more attractive due to large competitors exiting the market. As of December 31, 2019, we had 176 field sales representatives of which 42 were independent, contract representatives and the rest were W-2 direct employees. We continue to hire field sales representatives at a rapid rate with the goal of filling a total of 400 territories across the U.S.

In an effort to increase revenue and diversification to become less sensitive to reimbursement changes, we are continually adding new products to our ZMI sales channel, such as our hot/cold therapy, cervical traction and LSO back braces, which may offset any impact on revenue due to changes in insurance reimbursement rates of electrotherapy devices. We are also pursuing other opportunities, including the CM-1500. We believe these events and actions will serve to focus and increase our market share in the marketplace and, in the future, grow our core business by providing our electrotherapy patients additional non-pharmacological pain relief and complementary products to our manufactured devices. An insignificant amount of our revenue is derived from international sales; however, we continue to take steps to penetrate the global medical device marketplace.

Manufacturing and Product Assembly

Our manufacturing and product assembly strategy consists of the following elements:

•	Compliance with relevant legal and regulatory requirements.

•	Use of contract manufacturers as needed, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment of certain product components. We believe there is a large pool of highly qualified contract manufacturers, domestically and internationally, for the type of manufacturing assistance needed for our manufactured devices.

•	Utilization of in-house final assembly and test capabilities.

•	Development of proprietary software and hardware for all products in house.

•	Testing all units in a real-life, in-house environment to help ensure the highest possible quality and patient safety while reducing the cost of warranty repairs.

We utilize contract manufacturers (principally located in the United States) to manufacture components for our NexWave and NeuroMove units and for some of our other products and manufacture / assemble in-house for our NexWave and NeuroMove units. We do not have long-term supply agreements with our contract manufacturers, but we utilize purchase orders with agreed upon terms for our ongoing needs. We believe there are numerous suppliers that can manufacture our products and provide our required raw materials. Generally, we have been able to obtain adequate supplies of our required raw materials and components. We are always evaluating our suppliers for price, quality, delivery time and service. The reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Distribution and Revenue Streams:

Currently, most of our revenue is generated through our ZMI subsidiary from our electrotherapy products.

We sell through a direct sales force in United States. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated based on fixed amounts depending on the type of product sold and insurance carrier of the patient. Currently, the United States has been the market that we have focused on; however, we have established international distributors in Canada, Australia, Russia, China, India, Singapore, Holland, Germany, the United Arab Emirates (UAE), Malaysia, Saudi Arabia, Egypt and Vietnam. Typically, we sell and ship product directly to our international distributors, who work directly with the ultimate patient or end-user. To date these international distributors have not generated significant revenue.

A significant portion of our revenue is derived from patients with insurance plans held by private health insurance carriers, typically known as HMO or PPO, who pay on behalf of their insureds, government payers such as Medicare and Medicaid, and worker’s compensation claims. The remaining portion of revenue is primarily received from attorneys representing injured patients, hospitals, clinics and private-pay individuals.

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

During 2018, we received a US utility patent for our Blood Volume Monitor and in January 2020, we received a utility patent in Europe. In the future, we may seek patents for advances to our existing products and for new products as they are developed.

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

International

Zynex has received CE Marking for several of its products. CE marking is the medical device manufacturer's claim that a product meets the essential requirements of all relevant European Medical Device Directives. The CE mark is a legal requirement to place a device on the market in the EU. Zynex is currently in the process of renewing the CE marking on several devices and obtaining initial CE marking for its CM-1500 Blood Volume Monitor.

The Far East, Middle East, Eastern Europe and Latin American markets have different regulatory requirements. We comply with applicable regulatory requirements within the markets in which we currently sell. If and when we decide to enter additional geographic areas, we intend to comply with applicable regulatory requirements within those markets.

Zynex has received ISO13485: 2016 certification for its compliance with international standards in quality management systems for design, development, manufacturing and distribution of medical devices. This certification is not only important as an assurance that we have the appropriate quality systems in place but is also crucial to our international expansion efforts as many countries require this certification as part of their regulatory approval. The quality management system is audited on an annual basis and the current recertification is pending final audit review.

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

Federal health care laws apply to us when we submit a claim to any other federally funded health care program, in addition to requirements to meet government standards. The principal federal laws that we must abide by in these situations include:

•	Those that prohibit the filing of false or improper claims for federal payment.

•	Those that prohibit unlawful inducements for the referral of business reimbursable under federally funded health care programs

The federal government may impose criminal, civil and administrative penalties on anyone who files a false claim for reimbursement from federally funded programs.

A federal law commonly known as the “anti-kickback law” prohibits the knowing or willful solicitation, receipt, offer or payment of any remuneration made in return for:

•	The referral of patients covered under federally-funded health care programs; or

•	The purchasing, leasing, ordering, or arranging for any goods, facility, items or service reimbursable under those programs

Competition

Since we are in the market for medical electrotherapy products we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Our principal competitors include International Rehabilitative Sciences, Inc. d/b/a RS Medical, EMSI, and H-Wave. In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies.

Research and Development

During 2019 and 2018, we incurred approximately $0.6 million and $0.2 million, respectively, of research and development expenses. We expect our research and development expenditures will be limited throughout 2020.

Employees

As of December 31, 2019, we employed 283 full time employees of which 134 are employed as direct sales representatives in the field. Additionally, we also engage 42 independent commission-only sales contractors.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have encountered significant volatility in our recent operating results.

The Company’s results from operations have improved significantly in recent years, but there has been significant volatility in our results over the past five years as reflected in the following table (in millions):

Year	Revenues	Profit (Loss)
2015	$11.6	$(2.9)
2016	$13.3	$0.07
2017	$23.4	$7.4
2018	$31.9	$9.6
2019	$45.5	$9.5

Our financial results could continue to be volatile, and there is no assurance we will continue our current increase in revenue and profits.

In prior years, our auditors have issued a going concern opinion because of low liquidity

During 2013 through 2015, the Company suffered operating losses which caused a lack of liquidity and a substantial working capital deficit. This raised substantial doubt about the Company’s ability to continue as a going concern.

During 2016, the Company generated net income during Q3 and Q4 and combined with the profitability in 2017, 2018 and 2019, the Company has recorded 14 consecutive profitable quarters, paid off its line of credit with Triumph Healthcare Finance, a division of TBK Bank, SSB, formerly known as Triumph Community Bank, (“Triumph”) and generated cash reserves and positive working capital.

Our history of operating losses could make it difficult to raise any new capital and may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees.

We cannot be certain the Company will not be impacted by liquidity challenges in the future due to swings in our operating results.

We are dependent on reimbursement from insurance companies; changes in insurance reimbursement policies or application of them have resulted in decreased or delayed revenues.

A large percentage of our revenues come from insurance company and government health care program reimbursement. Upon delivery of our products to our customers, we directly bill the customers’ private insurance companies or government payors for reimbursement. If the billed payers do not remit payment on a timely basis or if they change their policies to exclude or reduce coverage for our products, we would experience a decline in our revenue as well as cash flow. In addition, we may deliver products to customers based on past practices and billing experiences with health insurance companies and have a health insurance company later deny coverage for such products.

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

Future changes in coverage and reimbursement policies for our products or reductions in reimbursement rates for our products by third party payers could adversely affect our business and results of operations.

In the United States, our products are prescribed by physicians for their patients. Based on the prescription, which we consider an order, we submit a claim for payment directly to third-party payers such as private commercial insurance carriers, government payers and others as appropriate and the third-party payer reimburses us directly. Federal and state statutes, rules or other regulatory measures that restrict coverage of our products or reimbursement rates could have an adverse effect on our ability to sell or rent our products or cause physical therapists and physicians to dispense and prescribe alternative, lower-cost products.

There are significant estimating risks associated with the amount of revenue, related refund liabilities, accounts receivable and provider discounts that we recognize, and if we are unable to accurately estimate these amounts, it could impact the timing of our revenue recognition, have a significant impact on our operating results or lead to a restatement of our financial results.

There are significant estimating risks associated with the amount of revenues, related refund liabilities, accounts receivable and provider discounts that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of coverage, differing provider discount rates and other third party payer issues. Determining applicable primary and secondary coverage for our customers at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payers. Revenues associated with government programs are also subject to estimating risk related to the amounts not paid by the primary government payer that will ultimately be collectable from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and pay or retractions typically continue to occur for up to three years and longer after our products are provided. While we typically look to our past experience in collections with a payer in estimating ultimate amounts expected to be collected on current billings, nonetheless recent trends and current changes in reimbursement practice, the overall healthcare environment, and other factors could ultimately impact the amount of revenues recorded and the receivables ultimately collected. If our estimates of revenues, related refund liabilities, accounts receivable or provider discounts are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results. It could also lead to a restatement of our financial results.

In May 2014, the FASB issued ASU No. 2014-09—“Revenue from Contracts with Customers” (Topic 606) which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The Company adopted the new ASU as of January 1, 2018 using the modified retrospective method.

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

Hospitals and clinicians may not accept any of our products as effective, reliable, or cost-effective. Factors that could prevent such institutional customer acceptance include:

•	If customers conclude that the costs of these products exceed the cost savings associated with the use of these products;

•	If customers are financially unable to purchase these products;

•	If adverse patient events occur with the use of these products, generating adverse publicity;

•	If we lack adequate resources to provide sufficient education and training to our customers;

•	If frequent product malfunctions occur, leading clinicians to believe that the products are unreliable;

•	Uncertainty regarding or change in government or third-party payer reimbursement policies for our products; and

•	If physicians or other health care providers believe that our products will not be reimbursed by insurers or decide to prescribe competing products.

Because our sales are dependent on prescriptions from physicians, if any of these or other factors results in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund operations. Although we experienced an increase in orders for our ZMI products during 2018 and 2019 compared to prior years, we can make no assurances that demand for our products will not decline in future periods.

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

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer and Founder and beneficial owner of approximately 50% of our outstanding stock. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. There is currently no employment agreement with Mr. Sandgaard. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find and attract qualified new employees and sales representatives and retain existing employees and sales representatives.

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

We continue to incur expenses.

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

We are a small company in terms of employees, technical and research resources. We expect to incur research and development, sales and marketing, and general and administrative expenses. These amounts may increase before any commensurate incremental revenue from these efforts may be obtained and may adversely affect our potential profits and we may lack the liquidity to pay for such expenditures. These factors may also hinder our ability to meet changes in the medical industry as rapidly or effectively as competitors with more resources.

We may be unable to protect our trademarks, trade secrets and other intellectual property rights that are important to our business.

We consider our trademarks, trade secrets and other intellectual property an integral component of our success. We rely on trademark law and trade secret protection and confidentiality agreements with employees, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We obtained utility patents on the blood volume monitor in 2018 in the U.S. and 2020 in Europe. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose competitive advantages.

Substantial costs could be incurred defending against claims of infringement.

Other companies, including competitors, may obtain patents or other proprietary rights that would limit, interfere with, or otherwise circumscribe our ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology at a reasonable cost, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

•	Cease selling, incorporating, or using products that incorporate the challenged intellectual property;

•	Obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms, if at all; and

•	Re-design our products excluding the infringed intellectual property, which may not be possible.

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

Our President, Chief Executive Officer, and Chairman, Thomas Sandgaard, beneficially owns approximately 50% of our outstanding common stock as of February 27, 2020. As a result, Mr. Sandgaard has the ability to control substantially all day to day operations of our company and all matters submitted to our stockholders for approval, including:

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

Our existing shareholders may experience dilution if we elect to raise equity capital

Due to our past liquidity issues, we have had to raise capital in the form of debt and/or equity to meet our working capital needs.  We may also choose to issue equity or debt securities in the future to meet our liquidity or other needs which would result in additional dilution to our existing stockholders.  Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so.  We may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock. If we raise additional working capital, existing shareholders may experience dilution.

We paid a dividend on our common stock, and cash used to pay dividends will not be available for other corporate purposes

In 2018, our Board of Directors declared a special one-time dividend of $0.07 per share which was paid in January 2019. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition and other factors our Board of Directors may consider.   If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In October 2017, we signed a lease for a new corporate headquarters in Englewood, Colorado beginning in January 2018. In March 2019, we signed an amendment to this lease which allowed the Company to expand its corporate offices. An additional amendment was entered into on January 3, 2020 which will allow the Company to expand its corporate offices to approximately 108,227 square feet once certain work is completed. The lease and subsequent amendments continue through June 30, 2023 with an option for a two-year extension through June 2025. We believe these leased properties are sufficient to support our current requirements and that we will be able to locate additional facilities as needed. See Note 9 to the Consolidated Financial Statements for additional information on these leases.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 12, 2019, our common stock began trading on The Nasdaq Capital Market under the symbol “ZYXI”. Prior to uplisting to the Nasdaq Capital Market, the Company’s common stock was quoted on the OTCQB (managed by OTC Markets, Inc) under the symbol “ZYXI.”

As of February 27, 2020, there were 32,811,832 shares of common stock outstanding and approximately 233 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Dividends

Our Board of Directors declared a one-time special cash dividend of $0.07 per share during the fourth quarter of 2018 which was paid in January 2019. There can be no guarantee that we will continue to pay dividends. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

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

OVERVIEW

We operate in one primary business segment, electrotherapy and pain management products. As of December 31, 2019, the Company’s only active subsidiary is ZMI, a wholly-owned Colorado corporation, through which the Company conducts its U.S. electrotherapy and pain management operations. One other subsidiary, ZEU, a wholly-owned Denmark corporation, did not generate revenues during the years ended December 31, 2019 and 2018. ZMS, a wholly-owned Colorado corporation, has developed a blood volume monitoring device, which received a utility patent in the U.S. but it is awaiting FDA approval and therefore, ZMS has achieved no revenues to date.

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Annual Report.

HIGHLIGHTS

Net revenue increased 42% in 2019 to $45.5 million from $31.9 million in 2018. Net income was $9.5 million and $9.6 million for the years ended December 31, 2019 and 2018, respectively.

We generated cash flows from operating activities of $6.3 million during the year ended December 31, 2019. Increased orders for our devices and supplies and the related cash flows allowed us to grow our working capital at December 31, 2019 to $17.4 million, compared to $7.3 million as of December 31, 2018. During 2019, we paid cash dividends of $0.07 per share to shareholders, which were declared in 2018.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format (in thousands).

	For the Years Ended December 31,
	2019	2018	Change
NET REVENUE
Devices	$10,713	$6,822	$3,891
Supplies	34,759	25,095	9,664
Total net revenue	45,472	31,917	13,555

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	8,814	6,038	2,776
Sales and marketing	14,016	6,503	7,513
General and administrative	11,576	9,006	2,570
Total costs of revenue and operating expenses	34,406	21,547	12,859

Income from operations	11,066	10,370	696

Other income/(expense)
Deferred insurance reimbursement	880	-	880
Interest expense	(5)	(154)	149
Other income/(expense)	875	(154)	1,029

Income from operations before income taxes	11,941	10,216	1,725
Income tax expense	2,449	664	1,785
Net income	$9,492	$9,552	$(60)

Net income per share:
Basic	$0.29	$0.29	$-

Diluted	$0.28	$0.28	$-

The following table presents our consolidated statements of operations reflected as a percentage of total revenue.

	For the Years Ended December 31,
	2019	2018
NET REVENUE
Devices	24%	21%
Supplies	76%	79%
Total net revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	19%	19%
Sales and marketing	31%	20%
General and administrative	25%	28%
Total costs of revenue and operating expenses	75%	67%

Income from operations	24%	32%

Other income
Deferred insurance reimbursement	2%	-%
Other income	2%	-%

Income from operations before income taxes	26%	32%
Income tax expense	5%	2%
Net Income	21%	30%

Net Revenue

Net revenues are comprised of device and supply sales, constrained by estimated third-party payer reimbursement deductions and an allowance for uncollectible amounts, if needed. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of third-party payer insurance claims and other customer collection history. Product device revenue is primarily comprised of sales and rentals of our electrotherapy products and also includes our cervical traction, lumbar support and hot/cold therapy products.

Supplies revenue is primary comprised of sales of our consumable supplies to patients using our electrotherapy products, consisting primarily of surface electrodes and batteries. Revenue related to both devices and supplies is reported net, after adjustments for estimated insurance company reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the health care industry as billing adjustments whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See our Significant Accounting Policies in Note 2 to the Consolidated Financial Statements for a more complete explanation of our revenue recognition policies.

We occasionally receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. We also review claims that have been resubmitted or where we are pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests we are generally unable to determine if a refund request is valid.

Net revenue increased $13.6 million or 42% to $45.5 million for the year ended December 31, 2019, from $31.9 million for the year ended December 31, 2018. The growth in net revenue is primarily related to the 83% growth in device orders which led to an increased customer base and drove higher sales of consumable supplies.

Device Revenue

Device revenue is related to the purchase or lease of our electrotherapy products as well as complimentary products including cervical traction, lumbar support and hot/cold therapy products. Device revenue increased $3.9 million or 57% to $10.7 million for the year ended December 31, 2019, from $6.8 million for the year ended December 31, 2018. The increase in device revenue is related to the growth in our device and complimentary product orders of 83% from 2018 to 2019 as a result of our increased sales force.

Supplies Revenue

Supplies revenue is related to the sale of supplies, typically electrodes and batteries, for our products. Supplies revenue increased $9.7 million or 39% to $34.8 million for the year ended December 31, 2019, from $25.1 million for the year ended December 31, 2018. The increase in supplies revenue is primarily related to growth in our customer base from higher device sales in 2019 and improvements in our billing procedures.

Operating Expenses

Costs of Revenue –Devices and Supplies

Costs of revenue – devices and supplies consist primarily of device and supplies costs, operations labor and overhead, shipping and depreciation. Costs of revenue increased $2.8 million or 46% to $8.8 million for the year ended December 31, 2019, from $6.0 million for the year ended December 31, 2018. The increase in costs of revenue is directly related to the increase in device and supplies orders. As a percentage of revenue, cost of revenue –devices and supplies remained the same at 19% for both the years ended December 31, 2019 and 2018.

Sales and Marketing Expense

Sales and marketing expense primarily consists of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing expenses. Sales and marketing expense for the year ended December 31, 2019 increased 116% to $14.0 million from $6.5 million for the year ended December 31, 2018. The increase in sales and marketing expense is primarily due to a 148% increase in our sales force by adding 80 additional sales reps over the past 12 months. As a percentage of revenue, sales and marketing expense increased to 31% for the year ended December 31, 2019 from 20% for the year ended December 31, 2018. The increase as a percentage of revenue is primarily due to our overall effort to expand our sales force and the related ramp-up period as sales reps build their sales territory.

General and Administrative Expense

General and administrative expense primarily consists of employee related costs, facilities expense, professional fees and depreciation and amortization. General and administrative expense for the year ended December 31, 2019 increased 29% to $11.6 million from $9.0 million for the year ended December 31, 2018. The increase in general and administrative expense is primarily due to an increase in compensation and benefits expense related to headcount growth, an increase in recruiting fees and non-cash stock-based compensation expense as a result of several key hires during 2019 and increases in rent and facilities expenses as we expanded our corporate offices in June 2019. As a percentage of revenue, general and administrative expense decreased to 25% for the year ended December 31, 2019 from 28% for the year ended December 31, 2018. The decrease as a percentage of revenue is primarily due to the increase in net revenue outpacing our increase in added general and administrative costs.

Other Income (Expense)

Other income was $0.9 million for the year ended December 31, 2019. The $0.9 million was related to a deferred insurance reimbursement from the first quarter of 2016. The Company collected $0.9 million from an insurance company for accounts receivable. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $0.9 million as a deferred insurance liability.

During the first quarter of 2019, the Company recognized $0.9 million as other income and released the liability. The Company has included this amount in other income in order to ensure comparability of the Company’s operating income results for the years ended December 31, 2019 and 2018. Management’s legal determination that any refund obligation is remote was based on the facts and circumstances related to the dispute, which included reviewing the legal statutes within the jurisdictions the Company operates.

Other expense was $0.2 million for the year ended December 31, 2018. The $0.2 million other expense relates to debt discount amortization and interest expense related to the private placement completed during the first quarter of 2017, which was paid off early in 2018.

Income Tax Expense

We recorded income tax expense of $2.4 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.  The effective income tax rate for the years ended December 31, 2019 and 2018 was 20% and 7%, respectively. The increase in expense and effective rate during 2019 is due to the increase in the Company’s profitability and the release of the valuation allowance against all remaining net operating losses during 2018.

FINANCIAL CONDITION

As of December 31, 2019, we had working capital of $17.4 million, compared to $7.3 million as of December 31, 2018. The increase in working capital is primarily due to the Company’s increase in orders and profit during 2019. We generated $6.3 million in operating cash flows during 2019.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  As of December 31, 2019, our principal source of liquidity was $14.0 million in cash and $5.8 million in accounts receivables. The increased cash balance at December 31, 2019 was due to cash flows from operations of $6.3 million during 2019 which was partially offset by a $2.3 million payment for a $0.07 dividend declared in November 2018 and paid in January 2019.

Our anticipated uses of cash in the future will be to fund the expansion of our business. The Company does not anticipate any large expenditures for capital resources over the next 12 months.

Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $6.3 million and $9.4 million, respectively.  The decrease in cash provided by operating activities for the year ended December 31, 2019 was primarily due to the increase in income taxes paid during 2019 as the Company utilized all remaining net operating losses during 2018, increased accounts receivable due to revenue growth and increases in inventory to support our increased order volumes.

Net cash used in investing activities for the years ended December 31, 2019 and 2018 was $0.2 million and $1.1 million, respectively.  Cash used in investing activities for the years ended December 31, 2019 was primarily related to the purchase of computer and office equipment. Cash used in investing activities for the year ended December 31, 2018 was related to the buildout of our new corporate headquarters and increased levels of capitalized inventory which is out on lease to customers.

Net cash used in financing activities for the years ended December 31, 2019 and 2018 was $2.2 million and $3.8 million, respectively.  The cash used in financing activities for the year ended December 31, 2019 was primarily due to the payment of a $2.3 million dividend in January 2019. The cash used in financing activities for the year ended December 31, 2018 was primarily due to the share buyback program and payments related to our promissory notes from our private placement partially offset by cash received on option exercises.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•	Our cash and cash equivalents balance at December 31, 2019 of $14.0 million;

•	Our working capital balance of $17.4 million;

•	Our accounts receivable balance of $5.8 million:

•	Our profitability during the last 14 quarters; and

•	Our planned capital expenditures of less than $1.0 million during 2020.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2019 (in thousands).

	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	4,988	1,344	1,408	1,473	763	-	-
Finance leases	226	57	45	45	45	34	-
	$5,214	$1,401	$1,453	$1,518	$808	$34	$-

We lease office facilities and equipment under non-cancelable operating leases. The current office facility leases include our headquarters in Englewood, Colorado and a small warehouse/office in Denmark. Rent expense was $1.0 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.

In the fourth quarter of 2012, ZEU entered into an annual rental agreement for a small office/warehouse space (approximately 250 square feet) in Denmark, which can be terminated within 120 days’ notice. Annual rent totals 45,000 Danish kroner (approximately $6,750 USD using 2019 year-end exchange rates).

The Company entered into a five-year non-cancelable operating lease agreement for business equipment during the third quarter of 2019. The annual expense is $45,000.

Off – Balance Sheet Arrangements

As of December 31, 2019, and 2018, we had no off-balance sheet arrangements or obligations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition and Accounts Receivable

Revenue is generated primarily from sales and leases of our electrotherapy devices and related supplies and complimentary products. Sales are primarily made with, and shipped, direct to the patient with a small amount of revenue generated from sales to distributors.

In the healthcare industry there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contract with patients covered by third party payers, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient.

The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient.

Device Sales

Device sales can be in the form of a purchase or a lease.

Revenue for purchased devices is recognized in accordance with ASC 606 – “Revenue from Contracts with Customers” (“ASC 606) when the device is delivered to the patient.

Revenue related to devices out on lease is recognized in accordance with ASC 842, Leases. Using the guidance in ASC 842, we concluded our transactions should be accounted for as operating leases based on the following criteria below:

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

Lease commencement occurs upon delivery of the device to the patient. The Company retains title to the leased device and those devices are classified as property and equipment on the balance sheet. Since our leases are month-to-month and can be returned by the patient at any time, revenue is recognized monthly for the duration of the period in which the patient retains the device.

Supplies

Supplies revenue is recognized once delivered to the patient. Supplies needed for the device can be set up as a recurring shipment or ordered through the customer support team or online store as needed.

Variable consideration

A significant portion of the Company’s revenues are derived, and the related receivables are due, from patients with commercial or government health plans. Revenues are estimated using the portfolio approach by third party payer type based upon historical rates of collection, the aging of receivables, trends in the historical reimbursement rates by third-party payer types and current relationships and experience with the third-party payers, which includes estimated constraints for third-party payer refund requests, deductions and adjustments. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products from third-party payers or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party payer reimbursement, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known. Historically these differences have been immaterial and the Company has not had to go back and reassess the adjustments of future periods for past billing adjustments.

The Company monitors the variability and uncertain timing over third-party payer types in our portfolios. If there is a change in our third-party payer mix over time, it could affect our net revenue and related receivables. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by third-party payer type. However, changes to constraints related to billing adjustments have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report thereon of Plante & Moran PLLC, are filed as part of this report starting on page F-1.

ITEM 9. CHANGES IN ACCOUNTANTS

None.

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

Based on our evaluation under the 2013 framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The Company’s independent registered public accounting firm, Plante & Moran, PLLC has issued an audit report on the Company’s internal control over financial reporting, which is included on page F-1.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2019 in connection with the solicitation of proxies for the Company’s 2020 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2019 regarding shares of common stock available for issuance under our equity incentive plans (in thousands, except exercise price)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Plan Category
2005 Stock Option Plan (1)	696	$0.41	—
Equity Compensation Plans not approved by Shareholders (2)	72	0.31	—
Warrants	100	2.63
2017 Stock Option Plan (3)	1,189	3.62	3,672
Total	2,057	$2.37	3,672

(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.
(2)	As of December 31, 2014, the 2005 Stock Option Plan was terminated, termination of the plan did not affect the rights and obligations of the participants and the company arising under options previously granted.
(3)	The 2017 Stock Option Plan was approved by shareholders on June 1, 2017.

The additional information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules based on the approximate 50% beneficial ownership of our outstanding common stock by our Chief Executive Officer, Thomas Sandgaard and are therefore exempted from various NASDAQ Listing Rules pertaining to certain “independence” requirements of our directors. Nevertheless, the Board of Directors has determined that Messrs. Cress, Disbrow and Michaels who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:

Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated March 9, 2012, among Zynex NeuroDiagnostics, Inc., NeuroDyne Medical Corp. and the shareholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 13, 2012)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Zynex, Inc 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Report on form S-8 filed on September 6, 2017)

4.2*	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1†	Amended and Restated Employment Agreement, dated August 11, 2011, between Zynex, Inc. and Thomas Sandgaard (incorporated by reference to Exhibit 10.1of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.2†	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

10.3†	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.4	Loan and Security Agreement, dated December 19, 2011, among Zynex, Inc. Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc. and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011)

10.5	Amendment No.1 to Loan and Security Agreement, dated May 31, 2013, among Zynex, Inc. Zynex Medical, Inc. Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions, Inc. Zynex Billing and Consulting, LLC and Doral Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.6	Park Meadows Corporate Center III and IV Office Lease Between Public Credit Service Credit Union (Landlord) and Zynex Medical, Inc. (Tenant). (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.7	Forbearance Agreement, effective December 17, 2014, between Zynex, Inc. and Triumph Community Bank, N.A., dba Triumph Healthcare Finance (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014)

10.8	Amendment No. 1 To Forbearance Agreement dated March 27, 2015. (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K filed on March 31, 2015)

10.9	Amendment No. 2 To Forbearance Agreement dated June 30, 2015. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on August 14, 2015)

10.10	Amendment No. 3 To Forbearance Agreement dated September 30, 2015. (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 17, 2015)

10.11	Amendment No. 4 To Forbearance Agreement dated December 15, 2015. (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 31, 2015)

10.12	Amendment No.5 To Forbearance Agreement dated March 28, 2016 (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10K filed on March 31, 2016)

10.13	Amendment No. 6 to Forbearance Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.14	Amendment No. 7 to Forbearance Agreement dated September 29, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.15	Amendment to Lease Agreement dated August 12, 2016 (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-Q filed on November 14, 2016)

10.16	Amendment No.8 To Forbearance Agreement dated December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 16, 2016)

10.17	Amendment No.9 To Forbearance Agreement dated April 18, 2017 ( incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated April 17,2017)

10.18†	Employment agreement for Daniel J. Moorhead dated June 5, 2017 ( incorporated by reference of Exhibit 10.1 to the Company’s Report on Form 8K filed on June 8, 2017)

10.20	Office Lease, effective October 20, 2017, between CSG Systems, Inc. and Zynex Medical, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 26, 2017).

10.21	Zynex, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on January 11, 2018)

10.22	Effective October 1, 2018, EKS&H, LLLP, the Company’s independent registered accounting firm combined with Plante & Moran, PLLC (incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K filed on October 4, 2018)

10.23	Equity Distribution Agreement, dated October 29, 2019 between Zynex, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 29, 2019)

Exhibit Number	Description

21*	Subsidiaries of the Company

23.1*	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: February 27, 2020	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

February 27, 2020	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

February 27, 2020	Daniel Moorhead	/s/ Daniel Moorhead
Chief Financial Officer and Principal Financial Officer

February 27, 2020	Barry D. Michaels	/s/ Barry D. Michaels
Director

February 27, 2020	Michael Cress	/s/ Michael Cress
Director

February 27, 2020	Joshua R. Disbrow	/s/ Joshua R. Disbrow
Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Zynex Medical Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zynex Medical Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Denver, CO

February 27, 2020

F-1

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$14,040	$10,128
Accounts receivable	5,833	2,791
Inventory, net	2,378	837
Prepaid expenses and other	315	568
Total current assets	22,566	14,324

Property and equipment, net	858	819
Operating lease asset	3,831	3,050
Finance lease asset	180	19
Deposits	329	314
Long term deferred income taxes	513	725
Total assets	$28,277	$19,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	2,133	1,552
Lease liability - operating leases	1,211	671
Lease liability - finance leases	45	14
Income taxes payable	52	688
Dividends payable	8	2,270
Accrued payroll and related taxes	1,748	908
Deferred insurance reimbursement	-	880
Total current liabilities	5,197	6,983
Long-term liabilities:
Lease liability - operating leases	3,282	2,967
Lease liability - finance leases	145	10
Total liabilities	8,624	9,960

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,862,885 issued and 32,791,665 outstanding as of December 31, 2019 and 33,290,587 issued and 32,271,367 outstanding as of December 31, 2018	34	34
Additional paid-in capital	9,198	8,157
Treasury stock 1,071,220 and 1,019,220 shares, at December 31, 2019 and December 31, 2018, respectively, at cost	(3,846)	(3,675)
Retained earnings	14,356	4,864
Total Zynex, Inc. stockholders' equity	19,742	9,380
Non-controlling interest	(89)	(89)
Total stockholders' equity	19,653	9,291
Total liabilities and stockholders' equity	$28,277	$19,251

See accompanying notes to consolidated financial statements.

F-2

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Years Ended December 31,
	2019	2018
NET REVENUE
Devices	$10,713	$6,822
Supplies	34,759	25,095
Total net revenue	45,472	31,917

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	8,814	6,038
Sales and marketing	14,016	6,503
General and administrative	11,576	9,006
Total costs of revenue and operating expenses	34,406	21,547

Income from operations	11,066	10,370

Other income/(expense)
Deferred insurance reimbursement	880	-
Interest income/(expense)	(5)	(154)
Other income/(expense), net	875	(154)

Income from operations before income taxes	11,941	10,216
Income tax expense	2,449	664
Net Income	$9,492	$9,552

Net income per share:
Basic	$0.29	$0.29

Diluted	$0.28	$0.28

Weighted average basic shares outstanding	32,439	32,503
Weighted average diluted shares outstanding	33,963	34,043

See accompanying notes to consolidated financial statements.

F-3

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Years ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,492	$9,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	778	448
Deferred insurance reimbursement	(880)	-
Inventory reserves	185	-
Lease incentive received	-	214
Amortization of debt issuance costs	-	153
Stock-based compensation	820	370
Gain on disposal of property and equipment	-	3
Provision for deferred income taxes	212	(725)
Change in operating assets and liabilities:
Accounts receivable	(3,042)	(660)
Prepaid and other assets	255	(372)
Accounts payable and other accrued expenses	785	409
Inventory	(2,360)	(414)
Deposits	(15)	55
Other long-term obligations	73	375
Net cash provided by operating activities	6,303	9,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(160)	(1,082)
Net cash used in investing activities	(160)	(1,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on subordinated debt	-	(384)
Payments on finance lease obligations	(19)	(123)
Common stock cash dividends	(2,262)	-
Purchase of treasury stock	(171)	(3,432)
Proceeds from the issuance of common stock	221	176
Net cash used in financing activities	(2,231)	(3,763)

Net increase in cash and cash equivalents	3,912	4,563
Cash and cash equivalents at beginning of period	10,128	5,565
Cash and cash equivalents at end of period	$14,040	$10,128

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(2,873)	$(772)
Cash paid for interest	$(5)	$(12)
Cash paid for rent	$(956)	$(394)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,605	$3,642
Right-of-use assets obtained in exchange for new finance lease liabilities	$186	$-
Inventory transferred to property and equipment under lease	$652	$-
Lease incentive received	$-	$213
Common stock dividend declared and unpaid	$-	$2,270

See accompanying notes to consolidated financial statements.

F-4

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2019 AND 2018

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2017	32,778,040	$33	$7,612	$(243)	$(2,411)	$(89)	$4,902
Opening balance adjustment - ASC 842	-	-	-	-	(7)		(7)
Exercised and vested stock-based awards	425,710	1	175	-	-	-	176
Stock-based compensation expense	-	-	370	-	-	-	370
Treasury stock	(932,383)	-	-	(3,432)	-	-	(3,432)
Common stock dividends declared	-	-	-	-	(2,270)		(2,270)
Net income	-	-	-	-	9,552	-	9,552
Balance at December 31, 2018	32,271,367	$34	$8,157	$(3,675)	$4,864	$(89)	$9,291
Exercised and vested stock-based awards	531,940	-	221	-	-	-	221
Warrant exercises	40,366	-	-	-	-	-	-
Stock-based compensation expense	-	-	820	-	-	-	820
Treasury stock	(52,000)	-	-	(171)	-	-	(171)
Other	(8)	-	-	-	-	-	-
Net income	-	-	-	-	9,492	-	9,492
Balance at December 31, 2019	32,791,665	$34	$9,198	$(3,846)	$14,356	$(89)	$19,653

See accompanying notes to consolidated financial statements.

F-5

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

(1) ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENT’S PLANS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of December 31, 2019, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the years ended December 31, 2019 and 2018 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device but is awaiting approval by the U.S. Food and Drug Administration (“FDA”) as well as CE Marking in Europe; therefore, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the years ended December 31, 2019 and 2018, the Company generated substantially all of its revenue (99.99%) in North America from sales and supplies of its devices to patients and health care providers.

(2) SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest in the equity of a subsidiary is accounted for and reported as a decrease in shareholders’ equity. Non-controlling interest represents the 20% ownership in the Company’s majority-owned inactive subsidiary, ZBC.

Reclassifications

During 2019, the Company began reporting costs related to its selling and marketing activities separate from its general and administrative costs. As a result, reclassifications between selling and marketing costs and general and administrative costs have been made to the results of operations for the year ended December 31, 2018 to conform to the consolidated 2019 financial statement presentation. These reclassifications had no effect on net earnings, retained earnings or cash flows as previously reported.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for billing adjustments and uncollectible accounts receivable, inventory reserves, the life of its leased devices, stock-based compensation, and valuation of long-lived assets and realizability of deferred tax assets.

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Raw Materials	$953	$454
Work-in-process	200	55
Finished Goods	1,640	576
	$2,793	1,085
Less: reserve	(415)	(248)
	$2,378	$837

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

Property and Equipment

Property and equipment is recorded at cost. Repairs and maintenance expenditures are charged to expense as incurred. We compute depreciation expense on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Office furniture and equipment	5 to 7 years
Assembly equipment	7 years
Vehicles	5 years
Leasehold improvements	Term of lease
Leased devices	9 months

Leases

The Company determines if an arrangement is a lease at inception or modification of a contract.

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the lease payments over the lease term. For our finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For our operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on our Consolidated Balance Sheets. For additional information on our leases where the Company is the lessee, see Note 9- Leases.

A significant portion of our device revenue is derived from patients who obtain our devices under month-to-month lease arrangements. Revenue related to devices on lease is recognized in accordance with ASC 842, Leases. Using the guidance in ASC 842, we concluded our transactions should be accounted for as operating leases based on the following criteria below:

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

Lease commencement occurs upon delivery of the device to the patient. The Company retains title to the leased device and those devices are classified as property and equipment on the balance sheet. Since our leases are month-to-month and can be returned by the patient at any time, revenue is recognized monthly for the duration of the period in which the patient retains the device.

Revenue Recognition, Accounts Receivable, Allowance for Billing Adjustments and Collectability

Revenue is derived from sales and leases of our electrotherapy devices and sales of related supplies and complimentary products. The Company recognizes revenue when control of the product has been transferred to the patient, in the amount that reflects the consideration to which the Company expects to receive. In general, revenue from sales of our devices and supplies is recognized once the product is delivered to the patient, which is when control is deemed to have transferred to our patient.

Sales of our devices and supplies are primarily made with, and shipped directly to the patient with a small amount of revenue generated from sales to distributors. In the healthcare industry there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third party payers, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. There are no substantial costs incurred through support or warranty obligations.

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to ASC 606 and leases subject to ASC 842 (in thousands):

	For the Year Ended December 31,
	2019	2018
Device revenue
Purchased	$4,035	$1,950
Leased	6,678	4,872
Total Device revenue	10,713	6,822

Primarily all of the Company’s receivables are due from patients with commercial or government health plans and workers compensation claims with a small portion related to private pay individuals, attorney and auto claims. Revenues are estimated using the portfolio approach by third party payer type based upon historical rates of collection, aging of receivables, trends in historical reimbursement rates by third-party payer types, and current relationships and experience with the third-party payers, which includes estimated constraints for third-party payer refund requests, deductions and adjustments. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party payer billing arrangements and the uncertainty of reimbursement amounts for certain products from third-party payers or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party payer reimbursement, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated and actual collectability are reflected in the period in which received. Historically these differences have been immaterial and the Company has not had to go back and reassess the adjustments of future periods for past billing adjustments.

A change in the way estimates are determined can result from a number of factors, including changes in the reimbursement policies or practices of third-party payers, or changes in industry rates of reimbursement. The Company monitors the variability and uncertain timing over third-party payer types in our portfolios. If there is a change in our third-party payer mix over time, it could affect our net revenue and related receivables. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by third-party payer type. However, changes to constraints for billing adjustments have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

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

Earnings Per Share

We calculate basic earnings per share on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding for the period plus the effect of potential dilutive common shares during the period using the treasury stock method. Potential shares of common stock outstanding include unvested restricted stock awards, vested and unvested stock options and common stock purchase warrants.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense for each of the years ended December 31, 2019 and 2018 was approximately $0.3 million and $0.1 million, respectively.

Research and Development

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2019 and 2018 was approximately $0.6 million and $0.2 million, respectively. Research and development which includes salaries related to research and development and raw materials are included in general and administrative expenses on the consolidated statement of comprehensive income.

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

The Company is subject to the provisions of the Financial Accounting Standards Board (“FASB”) ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 allows a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.  The company has finalized its analysis of tax impacts as of December 31, 2018 and has recorded no material adjustments.

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

The Company adopted ASU 2016-02, Leases (Topic 842), as of January 1, 2019, with an effective date of January 1, 2018, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standards, which among other things, allowed us to carry forward the historical lease classification. We also elected the hindsight practical expedient to determine the lease term for existing leases. Our election of the hindsight practical expedient resulted in the lengthening of the lease term related to one of our finance leases.

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $3.6 million and $3.9 million, respectively, as of January 1, 2018. The difference between the additional lease assets and liabilities was primarily due to lease incentives with the remaining difference of $7,000 recorded as an adjustment to the opening balance of retained earnings. The standard did not have a material impact on our consolidated statement of operations and had no impact on our statement of cash flows. See Note 9, below, for further discussion regarding the Company’s operating and finance leases.

Recently Issued Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2022, and interim periods therein for smaller reporting companies. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Corporation is currently evaluating the impact that the adoption of ASU 2016-13 will have on our financial condition, results of operations and cash flows.

In December 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments simplify the accounting for income taxes by removing certain exceptions to the general principals of Topic 740, “Income Taxes” and also improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Corporation is currently evaluating the impact of adoption this guidance.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

(3)  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31, 2019	December 31, 2018
Property and equipment
Office furniture and equipment	$1,178	$1,172
Assembly equipment	128	128
Vehicles	181	184
Leasehold improvements	500	480
Leased devices	934	317
	$2,921	2,281
Less accumulated depreciation	(2,063)	(1,462)
	$858	$819

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on historical loss rates.

Total depreciation expense related to our purchased property and equipment was $0.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

Total depreciation expense related to devices out on lease was $0.5 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

(4)  EARNINGS PER SHARE

The calculation of basic and diluted earnings per share for the years ended December 31, 2019 and 2018 are as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2019	2018
Basic earnings per share
Net income available to common stockholders	$9,492	$9,552
Basic weighted-average shares outstanding	32,439	32,503

Basic earnings per share	$0.29	$0.29

Diluted earnings per share
Net income available to common stockholders	$9,492	$9,552
Weighted-average shares outstanding	32,439	32,503
Effect of dilutive securities - options and restricted stock	1,524	1,540
Diluted weighted-average shares outstanding	33,963	34,043

Diluted earnings per share	$0.28	$0.28

For the years ended December 31, 2019 and 2018, 0.3 million and 0.4 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

(5)  STOCK-BASED COMPENSATION PLANS

The Company’s 2017 Stock Incentive Plan (the “2017 Stock Plan”) is the Company’s equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company. The 2017 Stock Plan authorizes the Company to award stock options and restricted stock.  Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors.  The 2017 Stock Plan mandates a maximum award term of 10 years and stipulates that stock options be granted with prices not less than fair market value on the date of grant. Stock option awards generally vest over four years.  Restricted stock awards typically vest quarterly over three years for grants issued to members of our Board of Directors and quarterly or annually over four years for grants issued to employees. All awards granted under the 2017 Stock Plan are stock-settled with common stock issued upon the exercise of stock options or the vesting of restricted stock awards. At December 31, 2019, there were 1.2 million stock options and 0.1 million unvested restricted stock awards outstanding, and 3.7 million shares available for future grants under the 2017 Stock Plan.

The Company previously reserved 3,000,000 shares of common stock for issuance under its 2005 Stock Option Plan (the “2005 Stock Plan”). The 2005 Stock Plan expired as of December 31, 2014. Vesting provisions of the expired plan were to be determined by the Board of Directors. All stock options under the 2005 Stock Plan expire no later than ten years from the date of grant. Options granted in 2015, 2016 and through May 2017 prior to the approval of the 2017 Stock Incentive Plan were approved and certified by the board of directors on September 6, 2017 under the existing 2005 stock option plan. At December 31, 2019, 0.7 million options remain outstanding under the 2005 stock option plan.

The Company estimates the grant-date fair value of stock option awards using the Black-Scholes option pricing model and restricted stock awards at intrinsic value on the date of grant. The following assumptions were used in estimating the grant date fair value of stock options granted during the years ended December 31, 2019 and 2018:

	2019	2018
Weighted average expected term	6.25 years	6.25 years
Weighted average volatility	122%	123%
Weighted average risk-free interest rate	2.30%	3.00%
Dividend yield	0%	0%

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

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2019	2018
Costs of revenue - devices and supplies	$21	$33
Sales and marketing	205	127
General, and administrative	594	210
Total stock based compensation expense	$820	$370

The excess tax benefit associated with our stock-based compensation plans for the years ended December 31, 2019 and 2018, was approximately $0.8 million and $0.3 million, respectively.

A combined summary of stock option activity for the 2017 Stock Plan and the 2005 Stock Plan for the years ended December 31, 2019 and 2018 is presented below:

	Number of Shares (in thousands)	Weighted Average Strike Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,142	$0.56
Granted	215	$2.99
Exercised	(357)	$0.44
Forfeited	(115)	$1.48
Outstanding at December 31, 2018	1,885	$0.80	6.32	$4,085

Outstanding at December 31, 2018	1,885	$0.80
Granted	653	$5.81
Exercised	(503)	$0.44
Expired	(6)	$1.00
Forfeited	(174)	$2.64
Outstanding at December 31, 2019	1,855	$2.48	6.42	$10,032
Exercisable at December 31, 2019	965	$0.60	4.15	$7,022

Range	Outstanding Number of Options (in thousands)	Weighted average Remaining Contractual Life (years)	Weighted Average Strike Price	Exercisable Number of Options (in thousands)	Remaining Exercisable Contractual Life (years)	Weighted Average Exercisable Strike Price
$0 to $2.00	1,040	4.33	$0.42	889	3.80	$0.41
$2.01 to $4.00	367	8.68	$3.11	76	8.26	$2.78
$4.01 to $6.00	210	9.18	$5.35	-	-	$-
$6.01 to $8.00	200	9.56	$7.87	-	-	$-
$8.01 to $10.00	38	9.86	$8.96	-	-	$-
	1,855	6.42	$2.48	965	4.15	$0.60

A summary of our unvested stock options as of December 31, 2019 and 2018 and related activity is presented below:

	Non-vested Shares Under Option (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	658	$0.81
Granted	215	$2.65
Vested	(256)	$0.72
Forfeited	(48)	$1.98
Non-vested at December 31, 2018	569	$1.44

Non-vested at December 31, 2018	569	$1.44
Granted	653	$5.12
Vested	(169)	$1.24
Forfeited	(163)	$2.44
Non-vested at December 31, 2019	890	$4.03

A summary of restricted stock award activity under the 2017 Stock Plan for the years ended December 2019 and 2018 are presented below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	15	$1.10
Granted	80	$3.56
Vested	(19)	$3.09
Outstanding at December 31, 2018	76	$3.19

Outstanding at December 31, 2018	76	$3.19
Granted	55	$8.10
Vested	(29)	$3.24
Outstanding at December 31, 2019	102	$5.81

As of December 31, 2019, there was approximately $3.5 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.9 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2019 and 2018 was $4.4 million and $1.1 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2019, and 2018 was $0.1 million and $0.2 million, respectively.

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

From May 14, 2018 through May 13, 2019, we had the ability through our stock repurchase program to re-purchase our common stock at prevailing market rates either in the open market or through privately negotiated transactions up to $2.0 million. From the inception of the plan through May 13, 2019, the Company purchased 576,129 shares of our common stock for $1.8 million or an average price of $3.20 per share. As of December 31, 2019 the Company had no outstanding stock repurchase programs.

Warrants

In October 2017, 150,000 common stock warrants were issued in exchange for professional services.

In connection with the agreement entered into on March 28, 2016, with Triumph Bank, we issued a common stock warrant to purchase 50,000 shares of the Company’s common stock.

A summary of stock warrant activity for the years ended December 31, 2019 and 2018 are presented below:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	200	$1.86
Granted	-	-
Exercised	(50)	$0.20
Forfeited	-	$-
Outstanding and Exercisable at December 31, 2018	150	$2.42	5.77	$79

Outstanding at December 31, 2018	150	$2.42	5.77	$79
Granted	-	-
Exercised	(40)	$2.00
Forfeited(1)	(10)	$2.00
Outstanding and Exercisable at December 31, 2019	100	$2.63	4.77	$525

(1) Warrants were exercised under a net exercise provision in the warrant agreement. As a result, approximately 10,000 warrants were forfeited in lieu of cash payment for shares.

(7)  INCOME TAXES

The pre-tax income from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	2019	2018
United States	$11,964	$10,237
Foreign	(23)	(21)
Total	11,941	10,216

Income tax expense consists of the following for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Current tax expense:
Federal	$1,865	$1,080
State	372	309
Total tax expense:	2,237	1,389
Deferred tax expense/(benefit):
Federal	120	(462)
State	92	(263)
Total deferred tax expense/(benefit):	$212	$(725)
Total	$2,449	$664

A reconciliation of income tax computed at the U.S. statutory rate of 21% to the effective income tax rate is as follows:

	2019	2018
Statutory rate	21%	21%
State taxes	3	4
Permanent differences and other	-	1
Change in valuation allowance	(1)	(16)
Stock based compensation	(4)	(3)
Other (true – up)	1	-
Effective rate	20%	7%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Accrued expenses	$34	$37
Lease liability	1,109	217
Accounts receivable	19	18
Inventory	232	117
Stock-based compensation	145	138
Tax Credits and NOL Carryforward	110	354
Other	1	150
Property and equipment	-	-
Amortization	50	57
	1,700	1,088
Less: Valuation allowance	-	(172)
Deferred tax assets	$1,700	$916

Deferred tax liabilities:
Property and equipment	$(192)	$(176)
Finance lease	(45)	-
Right-of-use asset	(946)	-
Prepaid expenses	(4)	(15)
Deferred tax liabilities	$(1,187)	$(191)

Net deferred tax assets	$513	$725

For federal tax purposes, the Company completely utilized its remaining $2.7 million in NOL carryforwards as of December 31, 2018. As of December 31, 2019, the Company has NOL carryforwards in various states, which expire at various dates ranging from five to seven years.

As of December 31, 2019 the Company had no recorded valuation allowance. As of December 31, 2018 the Company had a valuation allowance of $0.2 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income projections and tax planning strategies in making this assessment.  During 2019, Management determined that no valuation is necessary and released the remaining valuation allowance.

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2019 and 2018, the Company does not have an unrecognized tax liability.

The Company does not classify penalty and interest expense related to income tax liabilities as an income tax expense. Penalties and interest are included within general and administrative expenses on the consolidated statements of operations.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2014 through the current period.

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

During the first quarter of 2019, the Company recognized $880,000 as other income and reversed the liability as management’s assessment was that any repayment obligation was deemed remote. The Company has included this amount in other income in order to ensure comparability of the Company’s operating income results for the years ended December 31, 2019 and 2018. Management’s legal determination that any refund obligation is remote was based on the facts and circumstances related to the dispute, which included reviewing the legal statutes within the jurisdictions the Company operates.

(9) LEASES

The Company has three operating leases pertaining to its corporate headquarters located in Englewood, CO. Details of each lease are as follows:

•	The Company entered into a sublease agreement on October 20, 2017 with CSG Systems Inc. for approximately 41,715 square feet. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot is $7.50, increasing to $19.75 during the second year of the sublease and each year thereafter for the initial term increasing by an additional $1 per square foot. The Company has not yet determined whether it is reasonably certain to exercise its renewal option and has therefore only considered the initial term when determining the lease liability and lease asset. The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which is accounted for as a reduction of the operating lease asset and subsequently treated as a reduction of rent expense over the term of the lease. Upon lease commencement, the Company recorded an operating lease liability of $3.9 million and a corresponding right-of-use asset for $3.6 million.

•	The Company entered into an amendment to its sublease agreement, above, on March 11, 2019 for an additional 21,420 square feet of office space. The term of the sublease for the additional space began on June 1, 2019 and runs through June 30, 2023, with an option to extend the term for an additional two years through June 30, 2025. During the first seven months of the Amendment to the Sublease, the rent per square foot is $10.00, increasing to $20.75 from January 1, 2020 through October 31, 2020. For annual periods beginning November 1, 2020, the price per square foot increases by an additional $1 per square foot. The expansion work was completed, and the lease commenced, on June 1, 2019. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.6 million each.

•	Subsequent to December 31, 2019, the Company entered into an amendment to its sublease agreement, above, on January 3, 2020 for an additional 22,546 square feet of office space. The term of the sublease will begin once certain expansion work is completed and will run through June 30, 2025. From the commencement date through October 31, 2020, the rent per square foot is $13.00, increasing to $21.75 per square foot from November 1, 2020 through October 31, 2021. The price per square foot increases by an additional $1 annually beginning November 1, 2021. The Company estimates that it will record a right-of-use asset and liability of $1.4 million each upon lease commencement.

The Company has one finance lease for office equipment as follows:

•	The Company entered into an equipment lease on September 20, 2019 with Konica Minolta Premier Finance for a copier/printer and related software located at its corporate offices. The term of the equipment lease agreement is 5 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.2 million each.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s incremental borrowing rate was determined to be 4.8% for its operating lease liabilities. The Company’s equipment lease agreement has an implicit rate of 8.3%, which was used to measure its finance lease liability. The remaining lease term was 3.5 years for the Company’s operating leases and 4.8 years for its finance leases.

The table below reconciles the undiscounted future minimum lease payments under the Company’s operating and finance leases to the total operating and capital lease liabilities recognized on the consolidated balance sheets as of December 31, 2019 (in thousands):

	Operating lease liabilities	Finance lease liabilities
2020	$1,344	$57
2021	1,408	45
2022	1,473	45
2023	763	45
2024	-	34
Total undiscounted future minimum lease payments	4,988	226
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(495)	(36)
Total lease liabilities	$4,493	$190

Operating and finance lease costs were $1.2 million and $0.9 million for years ended December 31, 2019 and 2018, which were included in the consolidated statement of operations under the following headings (in thousands):

	For the years ended December 31,
	2019	2018
Operating Lease expense
Costs of revenue - devices and supplies	$121	$142
Sales and marketing expense	170	114
General and administrative	859	670
Total operating lease expense	$1,150	$926

Finance Lease expense
Amortization of right-of-use asset:
Costs of revenue - devices and supplies	$2	$-
Sales and marketing expense	4	-
General and administrative	13	10
Total amortization of right-of-use asset	19	10
Interest expense and other	5	2
Total finance lease expense	$24	$12

(10)  COMMITMENTS AND CONTINGENCIES

See Note 9 for details regarding commitments under the Company’s long-term leases.

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(11) CONCENTRATIONS

The Company is exposed to concentration of credit risk related primarily to its cash balances. The Company maintains its cash at major financial institutions. The Company has not experienced any realized losses in such accounts and believes it is not exposed to any significant credit risk related to its cash.

The Company had one major vendor from which is sourced approximately 49% of supplies for its electrotherapy products for the years ended December 31, 2019 and 2018.  Management believes that its relationships with its suppliers are good. If the relationships were to be replaced, there may be a short-term disruption for a period of time in which products may not be available and additional expenses may be incurred as the Company locates additional or replacement suppliers.

The Company had receivables from two third-party payers at December 31, 2019, which made up approximately 39% of the accounts receivable balance. The Company had receivables from a third-party payer at December 31, 2018, which made up approximately 23% of the accounts receivable balance.

(12) RETIREMENT PLAN

In 2012, the Company established a defined contribution retirement plan for its employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all employees 18 years of age or older with three months of service. All employee contributions are fully vested immediately and employer contributions vest over a period of four years.   The Company has a discretionary employee match program and currently matches 35% of first 6% of an employee’s contributions.

During each of 2019 and 2018, The Company recorded an expense of $0.1 million under the aforementioned plan, related to the Company match.

 (13)  RELATED PARTY TRANSACTIONS

In 2015, the Company entered into a three-year employment agreement totaling $0.1 million with Mr. Joachim Sandgaard, Mr. Sandgaard’s son. This arrangement concluded at the end of 2018.  No further payments were made in 2019.

(14)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenue	$6,876	$7,573	$8,131	$9,337
Less: cost of revenue and operating expenses	4,921	4,858	5,312	6,457
Income from operations	1,955	2,715	2,819	2,880

Income before income taxes	1,840	2,678	2,818	2,880

Net income	$1,921	$2,418	$2,591	$2,622
Net income per common share:
Basic income per share - net income	$0.06	$0.07	$0.08	$0.08
Diluted income per share - net income	$0.06	$0.07	$0.07	$0.08

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenue	$9,196	$10,297	$11,817	$14,162
Less: cost of revenue and operating expenses	6,940	7,713	9,322	10,431
Income from operations	2,256	2,584	2,495	3,731

Income before income taxes	3,136	2,584	2,496	3,725

Net income	$2,350	$2,162	$2,033	$2,947
Net income per common share:
Basic income per share - net income	$0.07	$0.07	$0.06	$0.09
Diluted income per share - net income	$0.07	$0.06	$0.06	$0.09

(15) SUBSEQUENT EVENTS

See Note 9 – Leases above for a discussion regarding the lease agreement entered into in January 2020.

On February 25, 2020 the Company announced the FDA granted 510(k) clearance for sale in the U.S. for the CM-1500 Blood Volume Monitor.