Form 10-Q
period 2020-03-31
ZYNEX INC
filed 2020-04-28
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 28, 2020
Common Stock, par value $0.001	33,192,517

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$14,585	$14,040
Accounts receivable	6,549	5,833
Inventory, net	3,429	2,378
Prepaid expenses and other	1,135	315
Total current assets	25,698	22,566

Property and equipment, net	1,116	858
Operating lease asset	4,980	3,831
Finance lease asset	168	180
Deposits	275	329
Long term deferred income taxes	985	513
Total assets	$33,222	$28,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,292	$2,141
Lease liability - operating leases	1,678	1,211
Lease liability - finance leases	53	45
Income taxes payable	39	52
Accrued payroll and related taxes	1,772	1,748
Total current liabilities	5,834	5,197
Long-term liabilities:
Lease liability - operating leases	3,954	3,282
Lease liability - finance leases	126	145
Total liabilities	9,914	8,624

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,348,802 issued and 33,177,582 outstanding as of March 31, 2020 and 33,862,885 issued and 32,791,665 outstanding as of December 31, 2019	34	34
Additional paid-in capital	9,916	9,198
Treasury stock 1,071,220 shares, at March 31, 2020 and December 31, 2019, respectively, at cost	(3,846)	(3,846)
Retained earnings	17,293	14,356
Total Zynex, Inc. stockholders' equity	23,397	19,742
Non-controlling interest	(89)	(89)
Total stockholders' equity	23,308	19,653
Total liabilities and stockholders' equity	$33,222	$28,277

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
NET REVENUE
Devices	$3,444	$1,975
Supplies	11,784	7,221
Total net revenue	15,228	9,196

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	3,401	1,784
Sales and marketing	5,209	2,473
General and administrative	4,160	2,683
Total costs of revenue and operating expenses	12,770	6,940

Income from operations	2,458	2,256

Other income/(expense)
Deferred insurance reimbursement	-	880
Interest income/(expense)	(4)	-
Other income/(expense), net	(4)	880

Income from operations before income taxes	2,454	3,136
Income tax (benefit)/expense	(483)	786
Net Income	$2,937	$2,350

Net income per share:
Basic	$0.09	$0.07

Diluted	$0.09	$0.07

Weighted average basic shares outstanding	32,913	32,233
Weighted average diluted shares outstanding	34,204	33,721

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Three Months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,937	$2,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	252	160
Inventory reserves	249	150
Stock-based compensation	497	140
Non-cash lease expense	(10)	153
Provision for deferred income taxes	(473)	786
Change in operating assets and liabilities:
Accounts receivable	(716)	(355)
Prepaid and other assets	(819)	(170)
Accounts payable and other accrued expenses	162	(204)
Inventory	(1,501)	(366)
Deposits	54	-
Other long-term obligations	-	(880)
Net cash provided by operating activities	632	1,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(297)	(46)
Net cash used in investing activities	(297)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(11)	(4)
Common stock cash dividends	-	(2,259)
Purchase of treasury stock	-	(171)
Proceeds from the issuance of common stock	221	7
Net cash used in financing activities	210	(2,427)

Net increase in cash and cash equivalents	545	(709)
Cash and cash equivalents at beginning of period	14,040	10,128
Cash and cash equivalents at end of period	$14,585	$9,419

Supplemental disclosure of cash flow information:
Cash paid for interest	$(4)	$-
Cash paid for rent	$(328)	$(206)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,433	$-
Inventory transferred to property and equipment under lease	$187	$112
Common stock dividend declared and unpaid	$-	$2,259

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2018	32,271,367	$34	$8,157	$(3,675)	$4,864	$(89)	$9,291
Exercised and vested stock-based awards	21,832	-	8	-	-	-	8
Stock-based compensation expense	-	-	140	-	-	-	140
Treasury stock	(52,000)	-	-	(171)	-	-	(171)
Other	(8)	-	-	-	-	-	-
Net income	-	-	-	-	2,350	-	2,350
Balance at March 31, 2019	32,241,191	$34	$8,305	$(3,846)	$7,214	$(89)	$11,618

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2019	32,791,665	$34	$9,198	$(3,846)	$14,356	$(89)	$19,653
Exercised and vested stock-based awards	385,917	-	221	-	-	-	221
Stock-based compensation expense	-	-	497	-	-	-	497
Net income	-	-	-	-	2,937	-	2,937
Balance at March 31, 2020	33,177,582	$34	$9,916	$(3,846)	$17,293	$(89)	$23,308

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of March 31, 2020, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three months ended March 31, 2020 and 2019 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device which was approved by the U.S. Food and Drug Administration (“FDA”) in February 2020 and is awaiting approval by the CE Marking in Europe; therefore, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC (“ZBC,” an 80% owned Colorado limited liability company) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI doing business as Pharmazy through January 2016.

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

During the three months ended March 31, 2020 and 2019, the Company generated substantially all of its revenue in North America from sales of its devices and supplies to patients and health care providers.

Unaudited Consolidated Financial Statements

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Amounts as of December 31, 2019, are derived from those audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which has previously been filed with the SEC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2020 and the results of its operations and its cash flows for the periods presented.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Leases

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the lease payments over the lease term. For our finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For our operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on our Consolidated Balance Sheets. For additional information on our leases where the Company is the lessee, see Note 8- Leases.

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

Revenue Recognition and Accounts Receivable

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to ASC 606 and leases subject to ASC 842 (in thousands):

	For the Three Months Ended March 31,
	2020	2019

Purchased	$1,280	$590
Leased	2,164	1,385
	3,444	1,975

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments also included our operating and finance lease obligations, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory (in thousands):

	March 31, 2020	December 31, 2019

Raw Materials	$1,381	$953
Work-in-process	256	200
Finished Goods	1,944	1,640
	$3,581	2,793
Less: reserve	(152)	(415)
	$3,429	$2,378

The Company monitors inventory for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate. The Company provides reserves for estimated excess and obsolete inventories based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.

Segment Information

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer as our chief operating decision-makers (“CODM”).

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

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2022, and interim periods therein for smaller reporting companies. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on our financial condition, results of operations and cash flows.

In December 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments simplify the accounting for income taxes by removing certain exceptions to the general principals of Topic 740, “Income Taxes” and also improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact of adopting this guidance.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

(2) PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 31, 2020	December 31, 2019
Property and equipment
Office furniture and equipment	$1,431	$1,178
Assembly equipment	128	128
Vehicles	181	181
Leasehold improvements	544	500
Leased devices	1,077	934
	$3,361	2,921
Less accumulated depreciation	(2,245)	(2,063)
	$1,116	$858

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on historical loss rates.

Total depreciation expense related to our property and equipment was $0.1 million for each of the three months ended March 31, 2020 and 2019.

Total depreciation expense related to devices out on lease was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

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

The calculation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 are as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2020	2019
Basic earnings per share
Net income available to common stockholders	$2,937	$2,350
Basic weighted-average shares outstanding	32,913	32,233

Basic earnings per share	$0.09	$0.07

Diluted earnings per share
Net income available to common stockholders	$2,937	$2,350
Weighted-average shares outstanding	32,913	32,233
Effect of dilutive securities - options and restricted stock	1,291	1,488
Diluted weighted-average shares outstanding	34,204	33,721

Diluted earnings per share	$0.09	$0.07

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2020 and 2019, 0.3 million and 0.4 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

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

During the three months ended March 31, 2020, 14,000 stock option awards were granted under the 2017 Stock Plan. During the three months ended March 31, 2019, 0.3 million stock option awards were granted under the 2017 Stock Plan. At March 31, 2020, the company had 1.3 million stock options outstanding and 0.7 million exercisable under the following plans:

	Outstanding Number of Options (in thousands)	Exercisable Number of Options (in thousands)
Plan Category
2005 Stock Option Plan	388	388
Equity Compensation Plans not approved by Shareholders	59	30
2017 Stock Option Plan	869	238
Total	1,316	$656

During the three months ended March 31, 2020, 165,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan. During the three months ended March 31, 2019, 5,000 shares of restricted stock were granted. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock is typically released quarterly over three years for the Board of Directors and annually or quarterly over four years for management.

The following summarizes stock-based compensation expenses recorded in the consolidated statements of operations:

	For the Three Months Ended March 31,
	2020	2019
Cost of Revenue	$6	$6
Sales and marketing expense	29	41
General, and administrative	462	93
Total stock based compensation expense	$497	$140

During the three months ended March 31, 2020, there were 14,000 options granted at a weighted average exercise price of $10.15 per share. The weighted-average grant date fair value of options granted during the three months ended March 31, 2020 was $8.88. The Company issued 165,000 shares of restricted stock to management during the three months ended March 31, 2020.

During the three months ended March 31, 2019, there were 0.3 million options granted at a weighted average exercise price of $4.37 per share. The weighted-average grant date fair value of options granted during the three months ended March 31, 2019 was $3.86. The Company issued 5,000 shares of restricted stock to management during the three months ended March 31, 2019.

The Company received proceeds of $0.2 million and $8,000 related to option exercises during the three months ended March 31, 2020 and 2019, respectively.

The Company used the Black-Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the three months ended March 31, 2020 and March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019
Expected term (years)	6.79	6.25
Risk-free interest rate	1.59%	2.62%
Expected volatility	116.76%	121.98%
Expected dividend yield	-%	-%

A summary of stock option activity under all equity compensation plans for the three months ended March 31, 2020, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2019	1,855	$2.48	6.42	$10,032
Granted	14	$10.15
Forfeited	(175)	$5.40
Exercised	(378)	$0.58
Outstanding at March 31, 2020	1,316	$2.72	7.18	$10,991

Exercisable at March 31, 2020	656	$1.00	5.81	$6,604

A summary of restricted stock award activity under all equity compensation plans for the three months ended March 31, 2019, is presented below:

Number of
Shares
(in thousands)
Granted but not vested at December 31, 2019	102
Granted	165
Vested	(7)
Granted but not vested at March 31, 2020	260

As of March 31, 2020, the Company had approximately $3.8 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.5 years.

(5) STOCKHOLDERS’ EQUITY

Treasury Stock

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In October 2017, 150,000 common stock warrants were issued in exchange for professional services.

In connection with the agreement entered into on March 28, 2016, with Triumph Bank, we issued a common stock warrant to purchase 50,000 shares of the Company’s common stock.

A summary of stock warrant activity for the three months ended March 31, 2020 is presented below:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	100	$2.63	4.77	$525
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding and Exercisable at March 31, 2020	100	$2.63	4.52	$845

(6) INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three months ended March 31, 2020 discrete items adjusted were $1.1 million. At March 31, 2020 the Company is currently estimating an annual effective tax rate of approximately 26%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was (19)% for the three months ended March 31, 2020. Discrete items recognized during the three months ended March 31, 2020 and 2019, resulted in a tax benefit of approximately $1.1 million and $18,000, respectively. The Company recorded an income tax benefit of $483,000 and income tax expense of $786,000 for the three months ended March 31, 2020 and 2019, respectively.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We are analyzing the different aspects of the CARES Act to determine whether any specific provisions may impact us.

No taxes were paid during the three months ended March 31, 2020 and 2019.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(8) LEASES

The Company has three operating leases pertaining to its corporate headquarters located in Englewood, CO. Details of each lease are as follows:

•	The Company entered into a sublease agreement on October 20, 2017 with CSG Systems Inc. for approximately 41,715 square feet. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot is $7.50, increasing to $19.75 during the second year of the sublease and each year thereafter for the initial term increasing by an additional $1 per square foot. The Company has not yet determined whether it is reasonably certain to exercise its renewal option and has therefore only considered the initial term when determining the lease liability and lease asset. The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which is accounted for as a reduction of the operating lease asset and subsequently treated as a reduction of rent expense over the term of the lease. Upon lease commencement, the Company recorded an operating lease liability of $3.9 million and a corresponding right-of-use asset for $3.6 million.

•	The Company entered into an amendment to its sublease agreement, above, on March 11, 2019 for an additional 21,420 square feet of office space. The term of the sublease for the additional space began on June 1, 2019 and runs through June 30, 2023, with an option to extend the term for an additional two years through June 30, 2025. During the first seven months of the Amendment to the Sublease, the rent per square foot is $10.00, increasing to $20.75 from January 1, 2020 through October 31, 2020. For annual periods beginning November 1, 2020, the price per square foot increases by an additional $1 per square foot. The expansion work was completed, and the lease commenced, on June 1, 2019. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.6 million each.

•	The Company entered into an amendment to its sublease agreement, above, on January 3, 2020 for an additional 22,546 square feet of office space. The term of the sublease began on March 9, 2020 and will run through June 30, 2025. From the commencement date through October 31, 2020, the rent per square foot is $13.00, increasing to $21.75 per square foot from November 1, 2020 through October 31, 2021. The price per square foot increases by an additional $1 annually beginning November 1, 2021. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.4 million each.

The Company has one finance lease for office equipment as follows:

•	The Company entered into an equipment lease on September 20, 2019 with Konica Minolta Premier Finance for a copier/printer and related software located at its corporate offices. The term of the equipment lease agreement is 5 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.2 million each.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s incremental borrowing rate was determined to be 4.5% for its operating lease liabilities. The Company’s equipment lease agreement has an implicit rate of 8.3%, which was used to measure its finance lease liability. The remaining lease term was 3.3 years for the Company’s operating leases and 4.6 years for its finance leases.

	Operating lease liability	Financing lease liability
April 1, 2020 through December 31, 2020	1,246	42
2021	1,878	45
2022	1,964	45
2023	1,017	45
2024	-	34
Total undiscounted future minimum lease payments	6,105	211
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(473)	(32)
Total lease liabilities	$5,632	$179

Operating lease costs were $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, which were included in general and administrative expenses on the consolidated statement of operations.

(9) CONCENTRATIONS

For the three months ended March 31, 2020, the Company sourced approximately 40% of the components for its electrotherapy products from two significant vendors (defined as supplying at least 10%). For the three months ended March 31, 2019 the company sourced approximately 57% of components from two significant vendors.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from two third-party payers at March 31, 2020 and December 31, 2019, that made up approximately 39% of the net accounts receivable balance.

(10) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would accrue the estimated exposure for such events when losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(11) SUBSEQUENT EVENT

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the first quarter of 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business. See also the risk factor relating to COVID-19 disclosed in Item 1A of Part II, below.

The Company evaluated subsequent events up to April 28, 2020 and concluded that there were no additional subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the ability to engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or leased to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the impact of COVID-19 on our business, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.

These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2019 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission.

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado.  We operate one primary business segment, medical devices which include Electrotherapy and Pain Management Products. As of March 31, 2020, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three months ended March 31, 2020 and 2019 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device which was approved by the U.S. Food and Drug Administration (“FDA”) in February 2020 and is awaiting approval by the CE Marking in Europe, therefore, ZMS has achieved no revenues to date.

RESULTS OF OPERATIONS

Summary

Net revenue was $15.2 million and $9.2 million for the three months ended March 31, 2020 and 2019, respectively. Net revenue increased 66% for the three-month period ended March 31, 2020. Net income increased 25% to $2.9 million during the three months ended March 31, 2020 from $2.4 million during the three months ended March 31, 2019. We generated cash flows from operating activities of $0.6 million during the three months ended March 31, 2020. Working capital at March 31, 2020 was $19.9 million, an increase of 14% from $17.4 million as of December 31, 2019.

Net Revenue

Net revenues are comprised of device and supply sales, constrained by estimated third-party payor reimbursement deductions and estimated uncollectible amounts. Product device revenue is primarily comprised of sales and rentals of our electrotherapy products and also includes our cervical traction, lumbar support and hot/cold therapy products.

Supplies revenue is primarily comprised of sales of our consumable supplies to patients using our electrotherapy products, consisting primarily of surface electrodes and batteries.

Revenue related to both devices and supplies is reported net, after adjustments for estimated third-party payor reimbursement deductions and estimated uncollectible amounts. Estimates for third-party payor reimbursement deductions and uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of third-party payor insurance claims and other customer collection history. Billing allowance adjustments are common in our industry whereby third-party payors unilaterally reduce the amount they reimburse for our products as compared to the sales price charged by us. These deductions from gross revenue take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See our Significant Accounting Policies in Note 1 to the Consolidated Financial Statements for a more complete explanation of our revenue recognition policies.

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

Net revenue increased $6.0 million or 66% to $15.2 million for the three months ended March 31, 2020, from $9.2 million for the same period in 2019. The growth in net revenue is primarily related to the 126% growth in device orders which led to an increased customer base and drove higher sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $1.4 million or 74% to $3.4 million for the three months ended March 31, 2020, from $2.0 million for the same period in 2019. The increase in device revenue is primarily related to growth in orders which is attributable to our increased sales force.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our products. Supplies revenue increased $4.6 million or 63% to $11.8 million for the three months ended March 31, 2020, from $7.2 million for the same period in 2019. The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2019 and 2020, plus improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended March 31, 2020 increased 91% to $3.4 million from $1.8 million for the three months ended March 31, 2019. The increase in cost of revenue is primarily due to an increase of 126% in device orders. As a percentage of revenue, cost of revenue –device and supply increased to 22% for the three months ended March 31, 2020 from 19% for the same period in 2019. The increase as a percentage of revenue is due to lower collections from certain commercial insurance payors.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses. Sales and marketing expense for the three months ended March 31, 2020 increased 111% to $5.2 million from $2.5 million for the three months ended March 31, 2019. The increase in sales and marketing expense is primarily due to the expansion of our sales force including adding 117 new sales representatives and the related costs associated with increased headcount. As a percentage of revenue, sales and marketing expense increased to 34% for the three months ended March 31, 2020 from 27% for the same period in 2019. The increase as a percentage of revenue is primarily due to the increase aforementioned expenses, partially offset by the increase in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended March 31, 2020 increased 55% to $4.2 million from $2.7 million for the three months ended March 31, 2019. The increase in general and administrative expense is primarily due to increased compensation and benefit expense related to headcount growth, an increase in non-cash stock-based compensation expense as a result of several key hires during the second half of 2019 and increases in rent and facilities expense as we expanded our corporate headquarters during June 2019 and March 2020. As a percentage of revenue, general and administrative expense decreased to 27% for the three months ended March 31, 2020 from 29% for the same period in 2019. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by the aforementioned expenses.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was (19)% for the three months ended March 31, 2020. Discrete items, primarily related to excess tax benefits on stock option exercises, of $1.1 million and $18,000 were recognized as a benefit against income tax expense for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 the company has an income tax benefit of approximately $0.5 million. For the three months ended March 31, 2019 the company had an income tax expense of approximately $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At March 31, 2020, our principal source of liquidity was $14.6 million in cash and $6.5 million in accounts receivable.

Net cash provided by operating activities for the three months ended March 31, 2020 and 2019 was $0.6 million and $1.8 million, respectively.  The decrease in cash provided by operating activities for the three months ended March 31, 2020 was primarily due to the significant increase in inventory in 2020. The increase in inventory is related to our order growth plus excess stockpiles in anticipation of possible supply chain shortages related to the COVID-19 virus.

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $0.3 million and $46,000, respectively.  Cash used in investing activities for both the three months ended March 31, 2020 and 2019 was primarily related to office furniture and equipment and leasehold improvements at our corporate headquarters.

Net cash provided by financing activities for the three months ended March 31, 2020 was $0.2 million compared with net cash used in financing activities of $2.4 million for the same period in 2019.  The cash provided by financing activities for the three months ended March 31, 2020 was primarily due to proceeds from the issuance of common stock upon exercises of stock options. Cash used in financing activities for the three months ended March 31, 2019 was primarily due to the payment of a dividend of $2.3 million to stockholders of record on January 2, 2019 and re-purchases of our common stock of $0.2 million.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

•	Our cash and cash equivalents balance at March 31, 2020 of $14.6 million;
•	Our working capital balance of $19.9 million;
•	Our profitability during the last 15 quarters; and
•	Our projected income and cash flows for the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 to the Consolidated Financial Statements located within our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 27, 2020.

OFF BALANCE SHEET ARRANGEMENTS

The Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

RISKS AND UNCERTAINTIES

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the first quarter of 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business. See also the risk factor relating to COVID-19 disclosed in Item 1A of Part II, below.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to certain market risks, including changes in interest rates. Uncertainties that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory, or credit risks are not included in the following assessment of market risks.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2020, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020.

We face risks related to health pandemics, particularly the recent outbreak of COVID-19, which could adversely affect our business and results of operations.

Our business could be materially adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of the novel coronavirus, known as COVID-19, which has spread to many countries throughout the world, including the United States. The effects of this outbreak on our business have included and could continue to include temporary closures of our providers and clinics and suspensions of elective surgical procedures. This has and could continue to impact our interactions and relationships with our customers.

In addition to temporary closures of the providers and clinics that we serve, we could also experience temporary closures of the facilities of our suppliers, contract manufacturers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our third-party suppliers and contractors, and results of operations. The extent to which the COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: April 28, 2020	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)

