Form 10-Q
period 2020-06-30
ZYNEX INC
filed 2020-07-28
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38804

Zynex, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	90-0275169
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9555 Maroon Cir.
Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

(303) 703-4906

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ZYXI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 28, 2020
Common Stock, par value $0.001	34,705,556

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$16,916	$14,040
Accounts receivable	7,264	5,833
Inventory, net	4,707	2,378
Income taxes receivable	142	—
Prepaid expenses and other	804	315
Total current assets	29,833	22,566

Property and equipment, net	1,392	858
Operating lease asset	4,626	3,831
Finance lease asset	223	180
Deposits	282	329
Long-term deferred income taxes	403	513
Total assets	$36,759	$28,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	2,201	2,141
Operating lease liability	1,678	1,211
Finance lease liability	71	45
Income taxes payable	—	52
Accrued payroll and related taxes	2,070	1,748
Total current liabilities	6,020	5,197
Long-term liabilities:
Operating lease liability	3,618	3,282
Finance lease liability	164	145
Total liabilities	9,802	8,624

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 34,481,216 issued and 33,334,996 outstanding as of June 30, 2020 and 33,862,885 issued and 32,791,665 outstanding as of December 31, 2019	34	34
Additional paid-in capital	10,548	9,198
Treasury stock 1,071,220 shares, at June 30, 2020 and December 31, 2019, respectively,at cost	(3,846)	(3,846)
Retained earnings	20,310	14,356
Total Zynex, Inc. stockholders' equity	27,046	19,742
Non-controlling interest	(89)	(89)
Total stockholders' equity	26,957	19,653
Total liabilities and stockholders' equity	$36,759	$28,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
NET REVENUE
Devices	$4,281	$2,288	$7,725	$4,263
Supplies	14,982	8,009	26,766	15,230
Total net revenue	19,263	10,297	34,491	19,493

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	4,061	1,948	7,462	3,732
Sales and marketing	6,332	3,081	11,541	5,554
General and administrative	4,785	2,684	8,945	5,367
Total costs of revenue and operating expenses	15,178	7,713	27,948	14,653

Income from operations	4,085	2,584	6,543	4,840

Deferred insurance reimbursement	—	—	—	880
Interest expense	(5)	—	(9)	—
Other income/(expense), net	(5)	—	(9)	880

Income from operations before income taxes	4,080	2,584	6,534	5,720
Income tax expense	1,063	422	580	1,208
Net Income	$3,017	$2,162	$5,954	$4,512

Net income per share:
Basic	$0.09	$0.07	$0.18	$0.14
Diluted	$0.09	$0.06	$0.17	$0.13

Weighted average basic shares outstanding	33,283	32,326	33,098	32,279
Weighted average diluted shares outstanding	34,454	33,953	34,329	33,837

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Six Months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,954	$4,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	537	137
Inventory reserves	(310)	—
Stock-based compensation	1,076	298
Non-cash lease expense	8	1
Provision for deferred income taxes	110	(554)
Change in operating assets and liabilities:
Accounts receivable	(1,431)	(748)
Prepaid and other assets	(489)	(265)
Accounts payable and other accrued expenses	189	379
Inventory	(2,408)	(488)
Deposits	47	(28)
Other long-term obligations	—	(880)
Net cash provided by operating activities	3,283	2,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(654)	(141)
Net cash used in investing activities	(654)	(141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(27)	(4)
Common stock cash dividends	—	(2,259)
Purchase of treasury stock	—	(171)
Proceeds from the issuance of common stock on stock-based awards	274	137
Net cash provided by/(used in) financing activities	247	(2,297)

Net increase /(decrease) in cash and cash equivalents	2,876	(74)
Cash and cash equivalents at beginning of period	14,040	10,128
Cash and cash equivalents at end of period	$16,916	$10,054

Supplemental disclosure of cash flow information:
Cash paid for interest	$(9)	$—
Cash paid for rent	$(779)	$(430)
Cash paid for income taxes	$(660)	$(1,957)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,433	$1,605
Right-of-use assets obtained in exchange for new finance lease liabilities	$72	$—
Inventory transferred to property and equipment under lease	$343	$255

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2018	32,271,367	$34	$8,157	$(3,675)	$4,864	$(89)	$9,291
Exercised and vested stock-based awards	21,832	—	8	—	—	—	8
Stock-based compensation expense	—	—	140	—	—	—	140
Treasury stock	(52,000)	—	—	(171)	—	—	(171)
Other	(8)	—	—	—	—	—	—
Net income	—	—	—	—	2,350	—	2,350
Balance at March 31, 2019	32,241,191	$34	$8,305	$(3,846)	$7,214	$(89)	$11,618
Exercised and vested stock-based awards	166,623	—	129	—	—	—	129
Warrant exercises	40,366	—	—	—	—	—	—
Stock-based compensation expense	—	—	158	—	—	—	158
Net income	—	—	—	—	2,162	—	2,162
Balance at June 30, 2019	32,448,180	$34	$8,592	$(3,846)	$9,376	$(89)	$14,067

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2019	32,791,665	$34	$9,198	$(3,846)	$14,356	$(89)	$19,653
Exercised and vested stock-based awards, net of tax	385,917	—	221	—	—	—	221
Stock-based compensation expense	—	—	497	—	—	—	497
Net income	—	—	—	—	2,937	—	2,937
Balance at March 31, 2020	33,177,582	$34	$9,916	$(3,846)	$17,293	$(89)	$23,308
Exercised and vested stock-based awards, net of tax	157,414	—	53	—	—	—	53
Stock-based compensation expense	—	—	579	—	—	—	579
Net income	—	—	—	—	3,017	—	3,017
Balance at June 30, 2020	$33,334,996	$34	$10,548	$(3,846)	$20,310	$(89)	$26,957

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment: medical devices that include electrotherapy and pain management products. As of June 30, 2020, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the six months ended June 30, 2020 and 2019 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, which was approved by the U.S. Food and Drug Administration (“FDA”) in February 2020 and is awaiting CE Marking approval in Europe. ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. ("ZND," a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC ("ZBC," an 80% owned Colorado limited liability company) and Pharmazy, Inc. ("Pharmazy"), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company's compounding pharmacy operated as a division of ZMI doing business as Pharmazy through January 2016.

The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

Nature of Business

The Company designs, manufactures, and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on drugs and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). Our medical devices are designed for home use and to be patient friendly. Our devices are small, portable, battery-operated and include an electrical pulse generator which is connected to the body via electrodes. Our medical devices are marketed in the U.S. and are subject to FDA regulation and approval. Our products require a physician’s prescription before they can be dispensed in the U.S. Our primary product is the NexWave device, which is marketed to physicians and therapists by our field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

During the three and six months ended June 30, 2020 and 2019, the Company generated substantially all of its revenue in the United States from sales of its devices and related supplies to patients and health care providers.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2020 and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with revenue recognition, the reserve for obsolete and damaged inventory, stock-based compensation, valuation of long-lived assets, and realizability of deferred tax assets.

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

A significant portion of our device revenue is derived from patients who obtain our devices under month-to-month lease arrangements. Revenue related to devices on lease is recognized in accordance with ASC 842, Leases. Using the guidance in ASC 842, we concluded these transactions should be accounted for as operating leases based on the criteria below:

●	The lease does not transfer ownership of the underlying asset to the lessee by the end of the lease term;
●	The lease does not grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise;
●	The lease term is month-to-month, which does not meet the major part of the remaining economic life of the underlying asset; however, if the commencement date falls at or near the end of the economic life of the underlying asset, this criterion shall not be used for purposes of classifying the lease;
●	There is no residual value guaranteed and the present value of the sum of the lease payments does not equal or exceed substantially all of the fair value of the underlying asset; and
●	The underlying asset is expected to have alternative uses to the lessor at the end of the lease term.

Lease commencement occurs upon delivery of the device to the patient. The Company retains title to the leased device and those devices are classified as property and equipment on the balance sheet. Since our leases are month-to-month and can be returned by the patient at any time, revenue is recognized monthly for the duration of the period in which the patient retains the device.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Sales of our devices and supplies are primarily made with, and shipped directly to, the patient with a small amount of revenue generated from sales to distributors. In the healthcare industry there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third party payers, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. There are no substantial costs incurred through support or warranty obligations.

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to ASC 606 and leases subject to ASC 842 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Device revenue
Purchased	$1,223	$720	$2,503	$1,310
Leased	3,058	1,568	5,222	2,953
Total Device revenue	4,281	2,288	7,725	4,263

Primarily all of the Company’s receivables are due from patients with commercial or government health plans and workers’ compensation claims with a small portion related to self-pay individuals, attorney and auto claims. Revenues are estimated using the portfolio approach by third-party payer type based upon historical rates of collection, aging of receivables, trends in historical reimbursement rates by third-party payer types, and current relationships and experience with the third-party payers, which includes estimated constraints for third-party payer refund requests, deductions and adjustments. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party payer billing arrangements and the uncertainty of reimbursement amounts for certain products from third-party payers or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party payer reimbursement, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated and actual collectability are reflected in the period in which received. Historically these differences have been immaterial and the Company has not had to go back and reassess the adjustments of future periods for past billing adjustments.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 18, 2020, the Company introduced a full catalog of physical therapy products for distribution through its U.S. sales force. The catalog includes over 3,300 distinct physical therapy products which will be shipped directly from our supplier to our customers. Management has determined that it controls these products prior to transfer to the customer and will therefore be acting as principal for each of these product transactions. Through June 30, 2020, catalog revenue has been minimal.

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory (in thousands):

	June 30, 2020	December 31, 2019
Raw Materials	$1,743	$953
Work-in-process	605	200
Finished Goods	2,511	1,640
	$4,859	2,793
Less: reserve	(152)	(415)
	$4,707	$2,378

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	June 30, 2020	December 31, 2019
Property and equipment
Office furniture and equipment	$1,788	$1,178
Assembly equipment	128	128
Vehicles	181	181
Leasehold improvements	544	500
Leased devices	1,180	934
	$3,821	2,921
Less accumulated depreciation	(2,429)	(2,063)
	$1,392	$858

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on historical loss rates.

Total depreciation expense related to our property and equipment was $97,000 and $76,000 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense for the six-month periods ended June 30, 2020 and 2019 was $166,000 and $143,000, respectively.

Total depreciation expense related to devices out on lease was $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense related to devices out on lease was $0.4 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share
Net income available to common stockholders	$3,017	$2,162	$5,954	$4,512
Basic weighted-average shares outstanding	33,283	32,326	33,098	32,279

Basic earnings per share	$0.09	$0.07	$0.18	$0.14

Diluted earnings per share
Net income available to common stockholders	$3,017	$2,162	$5,954	$4,512
Weighted-average shares outstanding	33,283	32,326	33,098	32,279
Effect of dilutive securities - options and restricted stock	1,171	1,627	1,231	1,558
Diluted weighted-average shares outstanding	34,454	33,953	34,329	33,837

Diluted earnings per share	$0.09	$0.06	$0.17	$0.13

For the three and six months ended June 30, 2020, options to purchase 14,000 and 59,000 shares, respectively, of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For the three and six months ended June 30, 2019, options to purchase 0.3 million and 0.4 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

(4)   STOCK-BASED COMPENSATION PLANS

In June 2017, our stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5,000,000 shares reserved for issuance. Awards permitted under the 2017 Stock Plan include:  Stock Options and Restricted Stock. Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant and generally vest over four years. Restricted Stock Awards are issued to the recipient upon grant and are not included in outstanding shares until such vesting and issuance occurs.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2020, no stock option awards were granted under the 2017 Stock Plan. During the six months ended June 30, 2020, 14,000 stock option awards were granted under the 2017 Stock Plan. During the three and six months ended June 30, 2019, 35,000 and 0.4 million stock option awards were granted under the 2017 Stock Plan, respectively. At June 30, 2020, the company had 1.2 million stock options outstanding and 0.6 million exercisable under the following plans:

	Outstanding	Exercisable
	Number of Options	Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	384	384
Equity Compensation Plans not approved by Shareholders	60	45
2017 Stock Option Plan	709	164
Total	1,153	$593

During the three and six months ended June 30, 2020, 38,000 and 208,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. During the three and six months ended June 30, 2019, 5,000 and 10,000 shares of restricted stock were granted, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards typically occur quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

The following summarizes stock-based compensation expenses recorded in the consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Cost of Revenue	$2	$5	$9	$10
Sales and marketing expense	98	52	127	94
General, and administrative	479	101	940	194
Total stock based compensation expense	579	158	1,076	298

During the six months ended June 30, 2020, there were 14,000 options granted at a weighted average exercise price of $10.15 per share. The weighted-average grant date fair value of options granted during the six months ended June 30, 2020 was $8.88. There were no options granted during the three months ended June 30, 2020. The Company issued 38,000 and 208,000 shares of restricted stock to management during the three and six months ended June 30, 2020, respectively.

During the six months ended June 30, 2019, there were 415,000 options granted at a weighted average price exercise price of $4.53 per share. The weighted-average grant date fair value of options granted during the six months ended June 30, 2019 was $4.01. The Company issued 10,000 shares of restricted stock to management during the six months ended June 30, 2019.

The Company received proceeds of $0.1 million and $0.3 million related to option exercises during the three and six months ended June 30, 2020, respectively. The Company received proceeds of approximately $0.1 million related to option exercises during both the three and six months ended June 30, 2019.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the three and six months ended June 30, 2020 and June 30, 2019.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Expected term (years)	—	6.25	6.79	6.25
Risk-free interest rate	—%	2.49%	1.59%	2.59%
Expected volatility	—%	121.49%	116.76%	121.95%
Expected dividend yield	—%	—%	—%	—%

A summary of stock option activity under all equity compensation plans for the six months ended June 30, 2020, is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2019	1,855	$2.48	6.42	$10,032
Granted	14	$10.15	—	—
Expired	—	—	—	—
Forfeited	(206)	$5.10	—	—
Exercised	(510)	$0.99	—	—
Outstanding at June 30, 2020	1,153	$2.77	6.79	$25,497

Exercisable at June 30, 2020	593	$0.70	5.30	$14,341

A summary of restricted stock award activity under all equity compensation plans for the six months ended June 30, 2020, is presented below:

Number of
Shares
(in thousands)
Granted but not vested at December 31, 2019	102
Granted	208
Forfeited	—
Vested	(49)
Granted but not vested at June 30, 2020	261

As of June 30, 2020, the Company had approximately $3.9 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.4 years.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

A summary of stock warrant activity for the six months ended June 30, 2020 is presented below:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise	Life	Value
	(in thousands)	Price	(Years)	(in thousands)
Outstanding at December 31, 2019	100	$2.63	4.77	$525
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited	—	$—	—	—
Outstanding and Exercisable at June 30, 2020	100	$2.63	4.27	$845

(6)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three and six months ended June 30, 2020 discrete items adjusted were $0.1 million and $1.2 million, respectively. At June 30, 2020 the Company is currently estimating an annual effective tax rate of approximately 27%, or 18% when taking into account known discrete items. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 9% for the six months ended June 30, 2020. Discrete items recognized during the three months ended June 30, 2020 and 2019, resulted in a tax benefit of approximately $0.1 million and $0.4 million, respectively. Discrete items recognized during the six months ended June 30, 2020 and 2019, resulted in a tax benefit of approximately $1.2 million and $0.4 million, respectively. The Company recorded income tax expense of $1.1 million and $0.6 million for the three and six months ended June 30, 2020, respectively, and income tax expense of $0.4 million and $1.2 million for the three and six months ended June 30, 2019.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Taxes of $0.6 million and $2.0 million were paid during the six months ended June 30, 2020 and 2019, respectively.

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

(8)   LEASES

The Company has three operating leases pertaining to its corporate headquarters located in Englewood, CO. Details of each lease are as follows:

●	The Company entered into a sublease agreement on October 20, 2017 with CSG Systems Inc. for approximately 41,715 square feet. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot was $7.50, which increased to $19.75 during the second year of the sublease. Each year thereafter increasing by an additional $1 per square foot. The Company has not yet determined whether it is reasonably certain to exercise its renewal option and has therefore only considered the initial term in the calculation of the lease liability and lease asset. The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which was accounted for as a reduction of the operating lease asset and subsequently treated as a reduction of rent expense over the term of the lease. Upon lease commencement, the Company recorded an operating lease liability of $3.9 million and a corresponding right-of-use asset for $3.6 million.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	The Company entered into an amendment to its sublease agreement, above, on March 11, 2019 for an additional 21,420 square feet of office space. The term of the sublease for the additional space began on June 1, 2019 and runs through June 30, 2023, with an option to extend the term for an additional two years through June 30, 2025. During the first seven months of the Amendment to the Sublease, the rent per square foot was $10.00, which increased to $20.75 from January 1, 2020 through October 31, 2020. For annual periods beginning November 1, 2020, the price per square foot increases by an additional $1 per square foot. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.6 million each.
●	The Company entered into an amendment to its sublease agreement, above, on January 3, 2020 for an additional 22,546 square feet of office space. The term of the sublease began on March 9, 2020 and will run through June 30, 2025. From the commencement date through October 31, 2020, the rent per square foot is $13.00, increasing to $21.75 per square foot from November 1, 2020 through October 31, 2021. The price per square foot increases by an additional $1 annually beginning November 1, 2021. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.4 million each.

The Company has two finance leases for office equipment as follows:

●	The Company entered into an equipment lease on September 20, 2019 with Konica Minolta Premier Finance for a copier/printer and related software located at its corporate offices. The term of the equipment lease agreement is 5 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.2 million each.
●	The Company entered into an equipment lease on March 3, 2020 with Konica Minolta Premier Finance for copiers/printers and related software located at its corporate offices. The term of the equipment lease agreement is 4 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.1 million each.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s incremental borrowing rate was determined to be 4.5% for its operating lease liabilities. The Company’s equipment lease agreements have implicit rates from 8.3% to 9.7%, which was used to measure its finance lease liability. The remaining lease term was 3.0 years for the Company’s operating leases and 4.3 years for its finance leases.

	Operating lease liability	Finance lease liability
July 1, 2020 through December 31, 2020	845	40
2021	1,878	67
2022	1,964	67
2023	1,017	67
2024	—	39
Total undiscounted future minimum lease payments	5,704	280
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(408)	(45)
Total lease liabilities	$5,296	$235

Operating lease costs were $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively, which were included in general and administrative expenses on the consolidated statement of operations. Operating lease costs were $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

(9)   CONCENTRATIONS

For the three months ended June 30, 2020, the Company sourced approximately 36% of the supplies for its electrotherapy products from one significant vendor (defined as supplying at least 10%). For the same period in 2019, the Company sourced approximately 72% of the supplies from two significant vendors.

For the six months ended June 30, 2020, the Company sourced approximately 34% of supplies for its electrotherapy products from one significant vendor. For the same period in 2019 the company sourced approximately 60% of supplies from one significant vendor.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from two third-party payers at June 30, 2020 that made up approximately 38% of the net accounts receivable balance. The Company had receivables from two third-party payers at December 31, 2019, that made up approximately 39%, respectively, of the net accounts receivable balance.

(10) LITIGATION

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would accrue the estimated exposure for such events when losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11) COVID-19

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. During the second quarter, the Company's operations were impacted by closures of clinics and reductions in elective surgeries which decreased availability of physicians to prescribe our products. Additionally, the Company had to navigate the impacts it had on employee and supply chain issues. While the Company did not see a significant impact on its operating results or financial position during the six months ended June 30, 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business. See also the risk factor relating to COVID-19 disclosed in Item 1A of Part II, below.

(12) SUBSEQUENT EVENT

On July 14, 2020, the Company announced commencement of an underwritten public offering of an aggregate of 2,500,000 shares of common stock at a public offering price of $22.00 per share. In the offering, 1,250,000 shares of common stock were sold by the Company and 1,250,000 shares of common stock were sold by a selling stockholder. The selling stockholder was Sandgaard Holdings, LLC., which is 100% controlled by Thomas Sandgaard, CEO and chairman of the board. In addition, the Company and the selling stockholder have each granted the underwriters a 30-day option to purchase up to an additional 187,500 shares of common stock, respectively, at the public offering price, less the underwriting discounts and commissions. The offering closed on July 17, 2020.

The Company evaluated subsequent events up to July 28, 2020 and concluded that there were no additional subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the ability to engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from third-party payors for products sold or leased to our patients, acceptance of our products by health third-party payors for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the impact of COVID-19 on our business, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate one primary business segment: medical devices which include electrotherapy and pain management products. As of June 30, 2020, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three or six months ended June 30, 2020 and 2019 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, which was approved by the U.S. Food and Drug Administration (“FDA”) in February 2020 and is awaiting CE Marking approval in Europe. ZMS has achieved no revenues to date.

RESULTS OF OPERATIONS

Summary

Net revenue was $19.3 million and $10.3 million for the three months ended June 30, 2020 and 2019, respectively, and $34.5 million and $19.5 million for the six months ended June 30, 2020 and 2019, respectively. Net revenue increased 87% and 77% for the three and six-month periods ended June 30, 2020, respectively. Net income was $3.0 million for the three months ended June 30, 2020 compared with $2.2 million during the same period in 2019. Net income was $6.0 million for the six months ended June 30, 2020 compared with $4.5 million during the same period in 2019. We generated cash flows from operating activities of $3.3 million during the six months ended June 30, 2020. Working capital at June 30, 2020 was $23.8 million, an increase of 37% from $17.4 million as of December 31, 2019.

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

Net revenue increased $9.0 million or 87% to $19.3 million for the three months ended June 30, 2020, from $10.3 million for the same period in 2019. Net revenue increased $15.0 million or 77% to $34.5 million for the six months ended June 30, 2020, from $19.5 million for the same period in 2019. For both the three and six-month periods ended June 30, 2020, the growth in net revenue from the same periods in 2019 is primarily related to a 37% and 76% growth in device orders, respectively, which led to an increased customer base and drove higher sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our electrotherapy and complimentary products. Device revenue increased $2.0 million or 87% to $4.3 million for the three months ended June 30, 2020, from $2.3 million for the same period in 2019.

Device revenue increased $3.5 million or 81% to $7.7 million for the six months ended June 30, 2020, from $4.3 million for the same period in 2019.

The increase in device revenue is primarily related to growth in orders which is attributable our sales force expansion.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue increased $7.0 million or 87% to $15.0 million for the three months ended June 30, 2020, from $8.0 million for the same period in 2019.

Supplies revenue increased $11.6 million or 76% to $26.8 million for the six months ended June 30, 2020, from $15.2 million for the same period in 2019.

The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2019 and 2020, plus improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended June 30, 2020 increased 108% to $4.1 million from $1.9 million for the same period in 2019. As a percentage of revenue, cost of revenue – device and supply increased to 21% for the three months ended June 30, 2020 from 19% for the same period in 2019. The increase in cost of revenue is primarily due to an increase in overhead and freight costs, as well as an increase of 37% in device orders from the three months ended June 30, 2019.

Cost of revenue for the six months ended June 30, 2020 increased 100% to $7.5 million from $3.7 million for the same period in 2019. As a percentage of revenue, cost of revenue – device and supply increased to 22% for the six months ended June 30, 2020 from 19% for the same period in 2019. The increase in cost of revenue is primarily due to an increase in overhead and freight costs, as well as an increase of 76% in device orders from the six months ended June 30, 2019.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended June 30, 2020 increased 106% to $6.3 million from $3.1 million for the same period in 2019. Sales and marketing expense for the six months ended June 30, 2020 increased 108% to $11.5 million from $5.6 million for the same period in 2019.

The increase in sales and marketing expense for both the three and six months ended June 30, 2020 is primarily due to the expansion of our sales force including adding 185 net additional sales representatives over the past 12 months, of which 135 were added during the six months ended June 30, 2020. As a percentage of revenue, sales and marketing expense increased to 33% for both the three and six months ended June 30, 2020, respectively, from 30% and 28% for the same periods in 2019. The increase as a percentage of revenue is primarily due to the increase in costs associated with the increase in headcount as well as expenses for marketing materials that aid in distance selling during clinic shutdowns related to COVID-19, partially offset by the increase in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended June 30, 2020 increased 78% to $4.8 million from $2.7 million for the same period in 2019. The increase in general and administrative expense for the three months is primarily due to increased occupancy expense as a result of corporate office expansion and increased compensation and benefit expense related to headcount growth. As a percentage of revenue, general and administrative expense decreased to 25% for the three months ended June 30, 2020 from 26% for the same period in 2019. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by costs associated with increased headcount from the prior year.

General and administrative expense for the six months ended June 30, 2020 increased 67% to $8.9 million from $5.4 million for the same period in 2019. The increase in general and administrative expense for the six months is primarily due to increased compensation and benefit expense related to headcount growth. As a percentage of revenue, general and administrative expense decreased to 26% for the three and six months ended June 30, 2020 from 28% for the same period in 2019. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by the aforementioned expenses.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 26% and 9% for the three and six months ended June 30, 2020, respectively. Discrete items, primarily related to excess tax benefits related to stock option exercises, of $0.1 million and $1.2 million for the three and six months ended June 30, 2020, respectively, are recognized as a benefit against income tax expense. For the three and six months ended June 30, 2020 the Company has an income tax expense of approximately $1.1 million and $0.6 million, respectively. The Company recorded income tax expense of $0.4 million and $1.2 million for the three and six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At June 30, 2020, our principal source of liquidity was $16.9 million in cash and $7.3 million in accounts receivables. Our anticipated uses of cash in the future will be to fund the expansion of our business.

Net cash provided by operating activities for the six months ended June 30, 2020 and 2019 was $3.3 million and $2.4 million, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2020 was primarily due to an increase in our net income.

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $0.7 million and $0.1 million, respectively. Cash used in investing activities for the six months ended June 30, 2020 was primarily related to the purchase of office equipment, IT infrastructure, and leasehold improvements related to our expansion into the second floor at our corporate headquarters. Cash used in investing activities for the six months ended June 30, 2019 was primarily related to leasehold improvements at our new corporate headquarters.

Net cash provided by financing activities for the six-months ended June 30, 2020 was $0.2 million, compared with net cash used in financing activities of $2.3 million for the same period in 2019. Net cash provided by financing activities for the six months ended June 30, 2020 was primarily due to proceeds from employee stock option purchases.Net cash used in financing activities for the six months ended June 30, 2019 was primarily due to the payment of a dividend of $2.3 million to stockholders of record on January 2, 2019 and re-purchases of our common stock of $0.2 million, which was partially offset by cash received upon the exercise of stock options of $0.1 million.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at June 30, 2020 of $16.9 million;
●	Our working capital balance of $23.8 million;
●	Our profitability during the last 16 quarters; and
●	Our projected income and cash flows for the next 12 months.

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

RISKS AND UNCERTAINTIES

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. During the second quarter, the Company's operations were impacted by closures of clinics and reductions in elective surgeries which decreased availability of physicians to prescribe our products. Additionally, the Company had to navigate the impacts it had on employee and supply chain issues. While the Company did not see a significant impact on its operating results or financial position during the six months ended June 30, 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business. See also the risk factor relating to COVID-19 disclosed in Item 1A of Part II, below.

SUBSEQUENT EVENT

On July 14, 2020, the Company announced commencement of an underwritten public offering of an aggregate of 2,500,000 shares of common stock at a public offering price of $22.00 per share. In the offering, 1,250,000 shares of common stock were sold by the Company and 1,250,000 shares of common stock were sold by a selling stockholder. The selling stockholder was Sandgaard Holdings, LLC., which is 100% controlled by Thomas Sandgaard, CEO and chairman of the board. In addition, the Company and the selling stockholder have each granted the underwriters a 30-day option to purchase up to an additional 187,500 shares of common stock, respectively, at the public offering price, less the underwriting discounts and commissions. The offering closed on July 17, 2020.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2020, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: July 28, 2020	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)