Form 10-Q
period 2020-09-30
ZYNEX INC
filed 2020-10-27
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 27, 2020
Common Stock, par value $0.001	34,740,990

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$41,229	$14,040
Accounts receivable	9,365	5,833
Inventory, net	5,898	2,378
Prepaid expenses and other	1,061	315
Total current assets	57,553	22,566

Property and equipment, net	1,670	858
Operating lease asset	4,268	3,831
Finance lease asset	207	180
Deposits	282	329
Deferred income taxes	985	513
Total assets	$64,965	$28,277

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	2,627	2,141
Operating lease liability	1,678	1,211
Finance lease liability	51	45
Income taxes payable	429	52
Accrued payroll and related taxes	2,510	1,748
Total current liabilities	7,295	5,197
Long-term liabilities:
Operating lease liability	3,279	3,282
Finance lease liability	169	145
Total liabilities	10,743	8,624

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,101,353 issued and 34,737,265 outstanding as of September 30, 2020 and 33,862,885 issued and 32,791,665 outstanding as of December 31, 2019	35	34
Additional paid-in capital	36,479	9,198
Treasury stock 1,071,220 shares, at December 31, 2019 at cost	(3,846)	(3,846)
Retained earnings	21,643	14,356
Total Zynex, Inc. stockholders' equity	54,311	19,742
Non-controlling interest	(89)	(89)
Total stockholders' equity	54,222	19,653
Total liabilities and stockholders' equity	$64,965	$28,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
NET REVENUE
Devices	$5,301	$2,661	$13,026	$6,924
Supplies	14,725	9,156	41,491	24,386
Total net revenue	20,026	11,817	54,517	31,310

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	4,296	2,261	11,758	5,993
Sales and marketing	9,425	4,184	21,817	10,035
General and administrative	4,896	2,877	12,990	7,947
Total costs of revenue and operating expenses	18,617	9,322	46,565	23,975

Income from operations	1,409	2,495	7,952	7,335

Other income/(expense)
Deferred insurance reimbursement	—	—	—	880
Interest income/(expense)	(5)	1	(14)	1
Other income/(expense), net	(5)	1	(14)	881

Income from operations before income taxes	1,404	2,496	7,938	8,216
Income tax expense	71	463	651	1,671
Net Income	$1,333	$2,033	$7,287	$6,545

Net income per share:
Basic	$0.04	$0.06	$0.22	$0.20

Diluted	$0.04	$0.06	$0.21	$0.19

Weighted average basic shares outstanding	34,486	32,490	33,564	32,350
Weighted average diluted shares outstanding	35,476	34,076	34,715	33,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,287	$6,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,042	549
Non-cash reserve charges	(296)	430
Stock-based compensation	1,806	556
Non-cash lease expense	27	40
Provision for deferred income taxes	(473)	(547)
Change in operating assets and liabilities:
Accounts receivable	(3,532)	(1,463)
Prepaid and other assets	(745)	247
Accounts payable and other accrued expenses	1,625	830
Inventory	(4,274)	(2,100)
Deposits	47	(2)
Other long-term obligations	—	(880)
Net cash provided by operating activities	2,514	4,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(759)	(132)
Net cash used in investing activities	(759)	(132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(42)	(4)
Common stock cash dividends	—	(2,262)
Purchase of treasury stock	—	(171)
Proceeds from issuance of common stock under equity offering	25,240	—
Proceeds from the issuance of common stock on stock-based awards	236	170
Net cash (used in) provided by financing activities	25,434	(2,267)
Net increase in cash and cash equivalents	27,189	1,806
Cash and cash equivalents at beginning of period	14,040	10,128
Cash and cash equivalents at end of period	$41,229	$11,934

Supplemental disclosure of cash flow information:
Cash paid for interest	$(14)	$—
Cash paid for rent	$(1,182)	$(689)
Cash paid for income taxes	$(750)	$(2,218)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,433	$1,605
Right-of-use assets obtained in exchange for new finance lease liabilities	$72	$—
Inventory transferred to sales rep demos	$377	$—
Inventory transferred to property and equipment under lease	$641	$255

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2018	32,271,367	$34	$8,157	$(3,675)	$4,864	$(89)	$9,291
Exercised and vested stock-based awards	21,832	—	8	—	—	—	8
Stock-based compensation expense	—	—	140	—	—	—	140
Treasury stock	(52,000)	—	—	(171)	—	—	(171)
Other	(8)	—	—	—	—	—	—
Net income	—	—	—	—	2,350	—	2,350
Balance at March 31, 2019	32,241,191	$34	$8,305	$(3,846)	$7,214	$(89)	$11,618
Exercised and vested stock-based awards	166,623	—	129	—	—	—	129
Warrant exercises	40,366	—	—	—	—	—	—
Stock-based compensation expense	—	—	158	—	—	—	158
Net income	—	—	—	—	2,162	—	2,162
Balance at June 30, 2019	32,448,180	$34	$8,592	$(3,846)	$9,376	$(89)	$14,067
Exercised and vested stock-based awards	85,417	—	34	—	—	—	34
Stock-based compensation expense	—	—	258	—	—	—	258
Net income	—	—	—	—	2,033	—	2,033
Balance at September 30, 2019	32,533,597	$34	$8,884	$(3,846)	$11,409	$(89)	$16,392

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2019	32,791,665	$34	$9,198	$(3,846)	$14,356	$(89)	$19,653
Exercised and vested stock-based awards, net of tax	385,917	—	221	—	—	—	221
Stock-based compensation expense	—	—	497	—	—	—	497
Net income	—	—	—	—	2,937	—	2,937
Balance at March 31, 2020	33,177,582	$34	$9,916	$(3,846)	$17,293	$(89)	$23,308
Exercised and vested stock-based awards, net of tax	157,414	—	53	—	—	—	53
Stock-based compensation expense	—	—	579	—	—	—	579
Net income	—	—	—	—	3,017	—	3,017
Balance at June 30, 2020	33,334,996	$34	$10,548	$(3,846)	$20,310	$(89)	$26,957
Stock issued for public offering	1,250,000	1	25,239	—	—	—	25,240
Exercised and vested stock-based awards, net of tax	152,269	—	(38)	—	—	—	(38)
Stock-based compensation expense	—	—	730	—	—	—	730
Net income	—	—	—	—	1,333	—	1,333
Balance at September 30, 2020	34,737,265	$35	$36,479	$(3,846)	$21,643	$(89)	$54,222

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment: medical devices that include electrotherapy and pain management products. As of September 30, 2020, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the nine months ended September 30, 2020 and 2019 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, which was approved by the U.S. Food and Drug Administration (“FDA”) in February 2020 and is awaiting CE Marking approval in Europe. ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex NeuroDiagnostics, Inc. ("ZND," a wholly-owned Colorado corporation), Zynex Billing and Consulting, LLC ("ZBC," an 80% owned Colorado limited liability company) and Pharmazy, Inc. ("Pharmazy"), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company's compounding pharmacy operated as a division of ZMI doing business as Pharmazy through January 2016.

The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

Nature of Business

The Company designs, manufactures, and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on drugs and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”), and transcutaneous electrical nerve stimulation (“TENS”). Our medical devices are designed to be patient friendly and for home use. Our devices are small, portable, battery-operated, and include an electrical pulse generator which is connected to the body via electrodes. Our medical devices are marketed in the U.S. and are subject to FDA regulation and approval. Our products require a physician’s prescription before they can be dispensed in the U.S. Our primary product is the NexWave device, which is marketed to physicians and therapists by our field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

During the three and nine months ended September 30, 2020 and 2019, the Company generated substantially all of its revenue in the United States from sales of its devices and related supplies to patients and health care providers.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2020 and the results of its operations and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

As of September 30, 2020, the Company revised its cost center allocations to better align with its business operations. As a result, reclassifications between general and administrative and selling and marketing expenses have been made to the three and nine months ended September 30, 2019 financial statements to conform to the consolidated 2020 financial statement presentation. These reclassifications had no effect on net earnings, retained earnings or cash flows as previously reported.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to ASC 606 and leases subject to ASC 842 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Device revenue
Purchased	$1,618	$939	$4,121	$2,249
Leased	3,683	1,722	8,905	4,675
Total Device revenue	$5,301	$2,661	$13,026	$6,924

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 18, 2020, the Company introduced a full catalog of physical therapy products for distribution through its U.S. sales force. The catalog includes over 3,300 distinct physical therapy products which will be shipped directly from our supplier to our customers. Management has determined that it controls these products prior to transfer to the customer and will therefore be acting as principal for each of these product transactions. Through September 30, 2020, catalog revenue has been minimal.

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory (in thousands):

	September 30, 2020	December 31, 2019

Raw Materials	$2,391	$953
Work-in-process	739	200
Finished Goods	2,920	1,640
	$6,050	$2,793
Less: reserve	(152)	(415)
	$5,898	$2,378

The Company monitors inventory for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate. The Company provides reserves for estimated excess and obsolete inventories based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer as our chief operating decision-makers (“CODM”).

We currently operate our business as one operating segment that includes two revenue types:  Devices and Supplies.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	September 30, 2020	December 31, 2019
Property and equipment
Office furniture and equipment	$1,894	$1,178
Assembly equipment	128	128
Vehicles	181	181
Leasehold improvements	544	500
Sales Rep demo units	335	—
Leased devices	1,396	934
	$4,478	$2,921
Less accumulated depreciation	(2,808)	(2,063)
	$1,670	$858

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on historical loss rates.

Total depreciation expense related to our property and equipment was $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense for the nine-month periods ended September 30, 2020 and 2019 was $0.5 million and $0.2 million, respectively.

Total depreciation expense related to devices out on lease was $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense related to devices out on lease was $0.6 million and $0.4 million for the nine-months ended September 30, 2020 and 2019, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

During the nine months ended September 30, 2020, the Company began capitalizing product demo units sent to its territory managers to use in the field. The Company monitors these devices for potential loss and places an estimated reserve on the net book value based on an analysis of terminated territory managers that have not yet returned their units.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share
Net income available to common stockholders	$1,333	$2,033	$7,287	$6,545
Basic weighted-average shares outstanding	34,486	32,490	33,564	32,350

Basic earnings per share	$0.04	$0.06	$0.22	$0.20

Diluted earnings per share
Net income available to common stockholders	$1,333	$2,033	$7,287	$6,545
Weighted-average shares outstanding	34,486	32,490	33,564	32,350
Effect of dilutive securities - options and restricted stock	990	1,586	1,151	1,567
Diluted weighted-average shares outstanding	35,476	34,076	34,715	33,917

Diluted earnings per share	$0.04	$0.06	$0.21	$0.19

For both the three and nine months ended September 30, 2020, options to purchase 65,000 shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

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

At September 30, 2020, the company had 1.0 million stock options outstanding and 0.5 million exercisable under the following plans:

	Outstanding	Exercisable
	Number of Options	Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	299	299
Equity Compensation Plans not approved by Shareholders	37	25
2017 Stock Option Plan	679	219
Total	1,015	$543

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes stock-based compensation expenses recorded in the consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of Revenue	$13	$5	$22	$15
Sales and marketing expense	13	2	45	6
General, and administrative	704	251	1,739	535
Total stock based compensation expense	730	258	1,806	556

During the nine months ended September 30, 2020, there were 14,000 options granted at a weighted average exercise price of $10.15 per share. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2020 was $8.88. There were no options granted during the three months ended September 30, 2020. The Company issued 83,000 and 291,000 shares of restricted stock to management during the three and nine months ended September 30, 2020, respectively.

During the nine months ended September 30, 2019, there were 621,000 options granted at a weighted average exercise price of $5.65 per share. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2019 was $4.98. The Company issued 45,000 shares of restricted stock to management during the nine months ended September 30, 2019.

The Company received cash proceeds of $0.1 million and $0.6 million related to option exercises during the three and nine months ended September 30, 2020, respectively. The Company received proceeds of approximately $34,000 and $0.2 million related to option exercises during the three and nine months ended September 30, 2019, respectively.

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the three and nine months ended September 30, 2020 and September 30, 2019.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Expected term (years)	6.38	6.25	6.42	6.25
Risk-free interest rate	0.34%	1.83%	1.15%	2.34%
Expected volatility	112.97%	121.58%	116.79%	121.83%
Expected dividend yield	—%	—%	—%	—%

A summary of stock option activity under all equity compensation plans for the nine months ended September 30, 2020, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2019	1,855	$2.48	6.42	$10,032
Granted	14	$10.15
Expired	—	—
Forfeited	(234)	$4.71
Exercised	(620)	$0.90
Outstanding at September 30, 2020	1,015	$3.04	6.74	$14,622

Exercisable at September 30, 2020	543	$1.47	5.47	$8,677

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2020, 0.1 million and 0.3 million shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. During the three and nine months ended September 30, 2019, 35,000 and 45,000 shares of restricted stock were granted, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards typically occur quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

A summary of restricted stock award activity under all equity compensation plans for the nine months ended September 30, 2020, is presented below:

Number of
Shares
(in thousands)
Granted but not vested at December 31, 2019	102
Granted	291
Forfeited	—
Vested	(95)
Granted but not vested at September 30, 2020	298

For the nine months ended September 30, 2020, the Company made payments of $0.2 million related to tax withholding obligations for the vesting or exercise of awards in exchange for 20,236 shares withheld. There were no shares withheld to facilitate the payment of taxes in 2019.

As of September 30, 2020, the Company had approximately $4.7 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.4 years.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of stock warrant activity for the nine months ended September 30, 2020 is presented below:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2019	100	$2.63	4.77	$525
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding and Exercisable at September 30, 2020	100	$2.63	4.02	$1,483

Equity Offering

On July 14, 2020, the Company announced commencement of an underwritten public offering of an aggregate of 2,500,000 shares of common stock at a public offering price of $22.00 per share. In the offering, 1,250,000 shares of common stock were sold by the Company and 1,250,000 shares of common stock were sold by a selling stockholder. The selling stockholder was Sandgaard Holdings, LLC., which is 100% controlled by Thomas Sandgaard, CEO and chairman of the board. The offering closed on July 17, 2020.

(6)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three and nine months ended September 30, 2020 discrete items adjusted were $0.4 million and $1.6 million, respectively. At September 30, 2020 the Company is currently estimating an annual effective tax rate of approximately 29%, or 12% when taking into account known discrete items. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 8% for the nine months ended September 30, 2020. Discrete items recognized during the three months ended September 30, 2020 and 2019, resulted in a tax benefit of approximately $0.4 million and $0.2 million, respectively. Discrete items recognized during the nine months ended September 30, 2020 and 2019, resulted in a tax benefit of approximately $1.6 million and $0.6 million, respectively. The Company recorded income tax expense of $0.1 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, and income tax expense of $0.5 million and $1.7 million for the three and nine months ended September 30, 2019.

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

Taxes of $0.7 million and $2.2 million were paid during the nine months ended September 30, 2020 and 2019, respectively.

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

During the first quarter of 2019, the Company recognized $880,000 as other income and reversed the liability. The Company has included this amount in other income in order to ensure comparability of the Company’s operating income results for the nine months ended September 30, 2020 and 2019. Management’s legal determination that any refund obligation is remote was based on the facts and circumstances related to the dispute, which included reviewing the legal statutes within the jurisdictions the Company operates.

(8)   LEASES

The Company has four operating leases pertaining to its corporate headquarters located in Englewood, CO. Details of each lease are as follows:

●	The Company entered into a sublease agreement on October 20, 2017 with CSG Systems Inc. for approximately 41,715 square feet. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot was $7.50, which increased to $19.75 during the second year of the sublease. Each year thereafter increasing by an additional $1 per square foot. The Company has not yet determined whether it is reasonably certain to exercise its renewal option and has therefore only considered the initial term in the calculation of the lease liability and lease asset. The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which was accounted for as a reduction of the operating lease asset and subsequently treated as a reduction of rent expense over the term of the lease. Upon lease commencement, the Company recorded an operating lease liability of $3.9 million and a corresponding right-of-use asset for $3.6 million.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	The Company entered into an amendment to its sublease agreement, above, on March 11, 2019 for an additional 21,420 square feet of office space. The term of the sublease for the additional space began on June 1, 2019 and runs through June 30, 2023, with an option to extend the term for an additional two years through June 30, 2025. During the first seven months of the Amendment to the Sublease, the rent per square foot was $10.00, which increased to $20.75 from January 1, 2020 through October 31, 2020. For annual periods beginning November 1, 2020, the price per square foot increases by an additional $1 per square foot. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.6 million each.
●	The Company entered into an amendment to its sublease agreement, above, on January 3, 2020, for an additional 22,546 square feet of office space. The term of the sublease began on March 9, 2020 and will run through June 30, 2025. From the commencement date through October 31, 2020, the rent per square foot is $13.00, increasing to $21.75 per square foot from November 1, 2020 through October 31, 2021. The price per square foot increases by an additional $1 annually beginning November 1, 2021. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.4 million each.
●	The Company entered into a lease agreement on September 17, 2020 with GIG CW Compark, LLC for approximately 50,488 square feet. The term of the lease is 65 months, which begins on the commencement date, which is anticipated to occur sometime during Q4 2020. The lease includes an option to extend the lease for one additional five year period. Base rent begins at $9.40 per square feet increasing each year thereafter by an additional $0.30 per square foot. The Company has not yet determined whether or not it is reasonably certain to exercise its renewal option. The Company is also obligated to pay its proportional share of building operating expenses. The landlord agreed to contribute approximately $0.4 million toward tenant improvements.

The Company has two finance leases for office equipment as follows:

●	The Company entered into an equipment lease on September 20, 2019 with Konica Minolta Premier Finance for a copier/printer and related software located at its corporate offices. The term of the equipment lease agreement is 5 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.2 million each.
●	The Company entered into an equipment lease on March 3, 2020 with Konica Minolta Premier Finance for copiers/printers and related software located at its corporate offices. The term of the equipment lease agreement is 4 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.1 million each.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s incremental borrowing rate was determined to be 4.5% for its operating lease liabilities. The Company’s equipment lease agreements have implicit rates from 8.3% to 9.7%, which was used to measure its finance lease liability. The remaining lease term was 2.8 years for the Company’s operating leases and 4.1 years for its finance leases.

	Operating lease liability	Finance lease liability
October 1, 2020 through December 31, 2020	444	18
2021	1,878	67
2022	1,964	67
2023	1,017	67
2024	—	39
Total undiscounted future minimum lease payments	$5,303	$258
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(346)	(38)
Total lease liabilities	$4,957	$220

Operating lease costs were $0.5 million and $1.2 million for the three and nine months ended September 30, 2020, respectively, which were included in general and administrative expenses on the consolidated statement of operations. Operating lease costs were $0.4 million and $0.8million for the three and nine months ended September 30, 2019, respectively.

(9)   CONCENTRATIONS

For the three months ended September 30, 2020, the Company sourced approximately 64% of the supplies for its electrotherapy products from five significant vendors (defined as supplying at least 10%). For the same period in 2019, the Company sourced approximately 49% of the supplies from two significant vendors.

For the nine months ended September 30, 2020, the Company sourced approximately 31% of supplies for its electrotherapy products from one significant vendor. For the same period in 2019 the company sourced approximately 49% of supplies from one significant vendor.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from one third-party payer at September 30, 2020 that made up approximately 26% of the net accounts receivable balance. The Company had receivables from two third-party payers at December 31, 2019, that made up approximately 39% of the net accounts receivable balance.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11) COVID-19

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. During the third quarter, the Company's operations were impacted by closures of clinics and reductions in elective surgeries which decreased availability of physicians to prescribe our products. Additionally, the Company had to navigate the impacts it had on employee and supply chain issues. While the Company did not see a significant impact on its operating results or financial position during the nine months ended September 30, 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business. See also the risk factor relating to COVID-19 disclosed in Item 1A of Part II, below.

(12)  SUBSEQUENT EVENT

On October 22, 2020, the Board appointed Neil Friery as the Company’s Chief Operating Officer – Zynex Monitoring Solutions, Inc., effective November 9, 2020 (the “Effective Date”).

In connection with the appointment, the Company entered into an employment agreement with Mr. Friery, (the “Friery Employment Agreement”), pursuant to which Mr. Friery shall receive an annual base salary of $325,000 and shall be eligible to receive incentive compensation in an amount up to $162,500 per year (the “Incentive Compensation”). Pursuant to the Friery Employment Agreement, in the event that Zynex Monitoring terminates the Friery Employment Agreement without cause, or Mr. Friery resigns with good reason, Mr. Friery shall receive his then annual base salary plus 12 months’ worth of his then Incentive Compensation, payable in twelve equal monthly installments. Additionally, Pursuant to the Friery Employment Agreement, in the event that the Friery Employment Agreement is terminated for any reason before the end of any quarterly or annual performance period on which the Incentive Compensation is based, Mr. Friery shall receive a pro-rata portion of the Incentive Compensation that was earned for the quarter/year in which the Friery Employment Agreement was terminated.

On the Effective Date, Mr. Friery shall receive a signing bonus of 10,000 restricted shares of Company common stock and $50,000 cash. The 10,000 restricted shares shall vest annually over a four-year period in increments of 2,500. Additionally, Mr. Friery shall receive quarterly grants of 5,000 restricted shares that shall vest annually over a four-year period in increments of 1,250.

There is no arrangement or understanding between Mr. Friery and any other person pursuant to which he was selected as an officer of the Company. There is no family relationship between Mr. Friery and any director or executive officer of the Company and Mr. Friery is not a party to a related party transaction within the meaning of Item 404(a) of Regulation S-K.

The Company evaluated subsequent events up to October 27, 2020 and concluded that there were no additional subsequent events.

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

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate one primary business segment: medical devices which include electrotherapy and pain management products. As of September 30, 2020, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three or nine months ended September 30, 2020 and 2019 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, which was approved by the U.S. Food and Drug Administration (“FDA”) in February 2020 and is awaiting CE Marking approval in Europe. ZMS has achieved no revenues to date.

RESULTS OF OPERATIONS

Summary

Net revenue was $20.0 million and $11.8 million for the three months ended September 30, 2020 and 2019, respectively, and $54.5 million and $31.3 million for the nine months ended September 30, 2020 and 2019, respectively. Net revenue increased 69% and 74% for the three and nine-month periods ended September 30, 2020, respectively. Net income was $1.3 million for the three months ended September 30, 2020 compared with $2.0 million during the same period in 2019. Net income was $7.3 million for the nine months ended September 30, 2020 compared with $6.5 million during the same period in 2019. We generated cash flows from operating activities of $2.5 million during the nine months ended September 30, 2020. Working capital at September 30, 2020 was $50.3 million, an increase of 189% from $17.4 million as of December 31, 2019.

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

Net revenue increased $8.2 million or 69% to $20.0 million for the three months ended September 30, 2020, from $11.8 million for the same period in 2019. Net revenue increased $23.2 million or 74% to $54.5 million for the nine months ended September 30, 2020, from $31.3 million for the same period in 2019. For both the three and nine-month periods ended September 30, 2020, the growth in net revenue from the same periods in 2019 is primarily related to a 96% and 85% growth in device orders, respectively, which led to an increased customer base and drove higher sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our electrotherapy and complimentary products. Device revenue increased $2.6 million or 99% to $5.3 million for the three months ended September 30, 2020, from $2.7 million for the same period in 2019.

Device revenue increased $6.1 million or 88% to $13.0 million for the nine months ended September 30, 2020, from $6.9 million for the same period in 2019.

The increase in device revenue is primarily related to growth in orders directly attributable to our sales force expansion.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue increased $5.6 million or 61% to $14.7 million for the three months ended September 30, 2020, from $9.2 million for the same period in 2019.

Supplies revenue increased $17.1 million or 70% to $41.5 million for the nine months ended September 30, 2020, from $24.4 million for the same period in 2019.

The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2019 and 2020, plus improvements in our billing and collection procedures.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended September 30, 2020 increased 90% to $4.3 million from $2.3 million for the same period in 2019. As a percentage of revenue, cost of revenue – device and supply increased to 21% for the three months ended September 30, 2020 from 19% for the same period in 2019. The increase in cost of revenue is primarily due to an increase of 96% in device orders, as well as an increase in overhead and freight costs from the three months ended September 30, 2019.

Cost of revenue for the nine months ended September 30, 2020 increased 96% to $11.8 million from $6.0 million for the same period in 2019. As a percentage of revenue, cost of revenue – device and supply increased to 22% for the nine months ended September 30, 2020 from 19% for the same period in 2019. The increase in cost of revenue is primarily due to an increase of 85% in device orders, as well as an increase in overhead and freight costs from the nine months ended September 30, 2019.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended September 30, 2020 increased 125% to $9.4 million from $4.2 million for the same period in 2019. Sales and marketing expense for the nine months ended September 30, 2020 increased 117% to $21.8 million from $10.0 million for the same period in 2019.

The increase in sales and marketing expense for both the three and nine months ended September 30, 2020 is primarily due to the expansion of our sales force including adding 261 net additional sales representatives over the past 12 months, of which 238 were added during the nine months ended September 30, 2020. As a percentage of revenue, sales and marketing expense increased to 47% and 40% for the three and nine months ended September 30, 2020, respectively, from 35% and 32% for the same periods in 2019. The increase as a percentage of revenue is primarily due to the increase in costs associated with the increase in headcount as well as expenses for marketing materials that aid in distance selling during clinic shutdowns related to COVID-19, partially offset by the increase in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended September 30, 2020 increased 70% to $4.9 million from $2.9 million for the same period in 2019. The increase in general and administrative expense for the three months is primarily due to increased compensation and benefit expense related to headcount growth and increased occupancy expense as a result of corporate office expansion. As a percentage of revenue, general and administrative expense remained at 24% for the three months ended September 30, 2020 compared to the same period in 2019.

General and administrative expense for the nine months ended September 30, 2020 increased 63% to $13.0 million from $7.9 million for the same period in 2019. The increase in general and administrative expense for the nine months is primarily due to increased compensation and benefit expense related to headcount growth. As a percentage of revenue, general and administrative expense decreased to 24% for the nine months ended September 30, 2020 from 25% for the same period in 2019. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by costs associated with increased headcount from prior year.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and nine months ended September 30, 2020 the Company has an income tax expense of approximately $0.1 million and $0.7 million, respectively. The Company’s effective income tax rate was 5% and 8% for the three and nine months ended September 30, 2020, respectively. Discrete items, primarily related to excess tax benefits related to stock option exercises, of $0.4 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, are recognized as a benefit against income tax expense.

The Company recorded income tax expense of $0.5 million and $1.7 million for the three and nine months ended September 30, 2019. The Company’s effective income tax rate was 20% and 27% for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2019, discrete items, primarily related to excess tax benefits related to stock option exercises and forfeitures, of $0.2 million and $0.6 million, respectively, were recognized as a benefit against income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt, and equity transactions. At September 30, 2020, our principal source of liquidity was $41.2 million in cash and $9.4 million in accounts receivables. Our anticipated uses of cash will be to fund the expansion of our sales force and corporate billing teams as well as fund increased inventory levels and warehouse needs in response to the growth in our orders.

Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 was $2.5 million and $4.2 million, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2020 was primarily due to an increase in our inventory-on-hand and accounts receivable which offset increased net income during the period.

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $0.8 million and $0.1 million, respectively. Cash used in investing activities for the nine months ended September 30, 2020 was primarily related to the purchase of office equipment, IT infrastructure, and leasehold improvements related to our expansion into the second floor at our corporate headquarters. Cash used in investing activities for the nine months ended September 30, 2019 was primarily related to leasehold improvements at our new corporate headquarters.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $25.4 million, compared with net cash used in financing activities of $2.3 million for the same period in 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to proceeds of $25.2 million from our equity offering, which closed on July 17, 2020. Net cash used in financing activities for the nine months ended September 30, 2019 was primarily due to the payment of a dividend of $2.3 million to stockholders of record on January 2, 2019 and re-purchases of our common stock of $0.2 million, which was partially offset by cash received upon the exercise of stock options of $0.1 million.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at September 30, 2020 of $41.2 million;
●	Our working capital balance of $50.3 million;
●	Our profitability during the last 17 quarters; and
●	Our projected income and cash flows for the next 12 months.

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

RISKS AND UNCERTAINTIES

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. During the second quarter, the Company's operations were impacted by closures of clinics and reductions in elective surgeries which decreased availability of physicians to prescribe our products. Additionally, the Company had to navigate the impacts it had on employee and supply chain issues. While the Company did not see a significant impact on its operating results or financial position during the nine months ended September 30, 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business. See also the risk factor relating to COVID-19 disclosed in Item 1A of Part II, below.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2020, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

In addition to temporary closures of the providers and clinics that we serve, we could also experience temporary closures of the facilities of our suppliers, contract manufacturers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our third-party suppliers and contractors, and results of operations. The extent to which the COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our financial condition, results of operations and value of our common stock will be affected. The uncertainty surrounding the COVID-19 outbreak has caused the Company to increase its inventory in anticipation of possible supply chain shortages related to the COVID-19 virus. While the Company did not incur significant disruptions to its operations during the three quarters of 2020, it is unable at this time to predict the impact that the COVID-19 virus will have on its business, financial position and operating results in future periods due to numerous uncertainties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description

10.1	Lease Agreement, dated September 30, 2020, between Zynex, Inc. and GIG CW Complex, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 6, 2020).

10.2	Employment Agreement, dated October 22, 2020, between Zynex, Inc. and Neil Friery (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 23, 2020).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: October 27, 2020	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)