Form 10-K
period 2020-12-31
ZYNEX INC
filed 2021-02-25
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

Title of each class

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ◻  Yes    ⌧  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ◻ Yes    ⌧  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ⌧  Yes    ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ⌧   Yes     ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐   Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by the Nasdaq Stock Market on such date was approximately $422.4 million.

As of February 25, 2021, 36,135,103 shares of common stock are issued and 34,849,482 shares are outstanding.

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “ Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZYNEX, INC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements involve risks and uncertainties. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential,” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

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

When used in this annual report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and its subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc., Zynex Europe ApS and Pharmazy, Inc. As of the date of this annual report, our only operating subsidiary is Zynex Medical, Inc. (“ZMI”). Zynex Monitoring Solutions, Inc. (“ZMS”) has developed its blood volume monitoring product as described below.

PART I

ITEM 1. BUSINESS

History

Zynex, Inc. was founded by Thomas Sandgaard in 1996, when he founded two privately held companies that eventually were folded into Zynex, Inc. Zynex, Inc., a Nevada corporation is the parent company of and conducts business within five subsidiaries: Zynex Medical, Inc. (“ZMI”), a Colorado corporation, Zynex NeuroDiagnostics, Inc. (“ZND”), a Colorado corporation, Zynex Monitoring Solutions, Inc. (“ZMS”), a Colorado corporation, Zynex Europe (Zynex Europe ApS) (“ZEU”), a Danish corporation, and Pharmazy, Inc. (“Pharmazy”), which was incorporated under the laws of Colorado in June 2015 as a wholly-owned subsidiary of ZMI (Zynex, Inc. collectively with the foregoing subsidiaries may be referred to as “Zynex” or the “Company”).

As of December 31, 2020, the Company conducts most of its operations through its primary subsidiary, ZMI. ZMS has developed a blood volume monitoring device which was granted 510(K) clearance in February 2020 by the Food and Drug Administration (“FDA”) in the United States of America and is in the process of receiving CE Marking in Europe. In addition, in January 2021 ZMS filed for a provisional patent for a non-invasive sepsis monitor. ZMS has achieved no revenues to date. Our inactive subsidiaries include ZND and Pharmazy. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016. The Company also dissolved its subsidiary Zynex Billing and Consulting, LLC (ZBC) as a result of its long-standing inactivity. Upon dissolution, the Company eliminated its non-controlling interest in ZBC.

Substantially all of our consolidated revenue in 2020 and 2019 is attributable to ZMI. Our headquarters are located in Englewood, Colorado.

Active Subsidiaries

Zynex Medical, Inc. (ZMI): ZMI designs, manufactures, and markets medical devices designed to treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. ZMI devices are intended for pain management to reduce reliance on medications and are designed to provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”), and transcutaneous electrical nerve stimulation (“TENS”). All our medical devices are intended to be patient-friendly and designed for home use. The ZMI devices are small, portable, battery operated, and include an electrical pulse generator that is connected to the body via electrodes. The products are cost effective when compared to traditional physical therapy, and often result in better mobility, less pain, and increased potential for a patient to return to work earlier than with traditional therapies alone. All of our medical devices are marketed in the U.S. and follow FDA regulations and clearance. Our products require a physician’s prescription before they can be dispensed in the U.S. We consider the physician’s prescription as an “order”, and it is on this basis that we provide the product to the patient and either bill the patient directly or the patient’s private or government insurer for payment. ZMI’s primary product is the NexWave® device. The NexWave is marketed to physicians and therapists by our field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring basis, as needed.

ZMI distributes complimentary products such as lumbar support, cervical traction, and hot/cold therapy. These complement our pain management products and are critical for physicians and therapists. These products require a prescription and are covered by most insurance plans and Medicare.

ZMI designs, manufactures, and markets the NeuroMove product. The NeuroMove contains electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”), by reaching parts of the brain to re-connect with muscles, also known as neuroplasticity. The NeuroMove product is primarily marketed to medical clinics. Zynex did not have material sales of this product in 2020 or 2019.

ZMI also designs, manufactures, and markets the InWave product, an in-home electrical stimulation device used to treat female urinary incontinence. The device requires a prescription and is covered by most insurance plans and Medicare. Zynex did not have material sales of this product in 2020 or 2019.

Zynex Monitoring Solutions (ZMS):

ZMS was formed in 2011 to develop and market medical devices for non-invasive cardiac monitoring. The blood volume monitor is a non-invasive medical device for monitoring central blood volume that would be used in operating and recovery rooms to detect blood loss during surgery and internal bleeding during recovery. This device has been subjected to multiple clinical studies, which are being utilized for collecting data to further validate the algorithm used to determine changes in central blood volume. There are plans to conduct future, additional clinical studies. We received 510(k) clearance from the FDA in February 2020.

In addition to FDA clearance, we are pursuing European Union (“EU”) Certificate European (“CE”) Marking. CE Marking is a certification that a product meets the standards established by the 28 nations of the EU and qualifies for sale in the EU and 4-nation European Free Trade Association.

The blood volume monitor has been tested in several International Review Board (“IRB”) approved studies and was used in several blood donation settings where hundreds of subjects have donated half a liter of blood with strong correlation to the index on the device. We have built a number of commercial devices in pilot-production and continue to refine the algorithms for the Blood Volume Index (BVI). We have received two U.S. utility patents for this unique application, the first in the fourth quarter of 2018 and the second in January 2021, and we believe this product could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery. As ZMS’ products are still in development, ZMS did not produce any revenue for the years ending December, 31, 2020 and 2019.

In addition to the blood volume monitor, ZMS filed for a provisional patent for a non-invasive sepsis monitor in January 2021.

Zynex International (Zynex Europe) (ZEU):

ZEU was formed in 2012 to further progress Zynex’s international expansion. ZEU is currently conducting business and focused on sales and marketing our products within the international marketplace, upon receipt of necessary regulatory approvals. ZEU did not produce significant revenue for the years ended December 31, 2020 and 2019.

SALES AND GROWTH STRATEGIES

To date, ZMI accounts for substantially all of our revenue and profit. We are focused on expanding our sales force to address what we believe is an untapped market for electrotherapy products which has become more attractive due to large competitors exiting the market. As of December 31, 2020, we had approximately 500 field sales representatives on staff or in the hiring process, of which 11 were independent, contract representatives and the rest were W-2 direct employees. We continue to hire field sales representatives at a rapid rate with the goal of having 600 sales representatives in the U.S. by the end of 2021.

In an effort to increase revenue and diversification in order to become less sensitive to reimbursement changes, we are continually adding new complimentary products to our ZMI sales channel, such as our hot/cold therapy, cervical traction and LSO back braces. In addition, in March 2020 we introduced a full catalog of over 3,300 physical therapy products to promote in the clinics which we serve. These complimentary products may offset any impact on revenue due to changes in insurance reimbursement rates of electrotherapy devices. We are also pursuing other opportunities, including the blood volume monitor. We believe these events and actions will serve to focus and increase our market share in the marketplace and, in the future, grow our core business by providing our electrotherapy patients additional non-pharmacological pain relief and complementary products to our manufactured devices.

Distribution and Revenue Streams:

Currently, substantially all of our revenue is generated through our ZMI subsidiary from our electrotherapy products.

We sell through a direct sales force in United States. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated based on fixed amounts depending on the type of product sold and insurance carrier of the patient. Currently, the United States has been the market that we have focused on.

A significant portion of our revenue is derived from patients with insurance plans held by commercial health insurance carriers or government payors who pay on behalf of their insureds. The remaining portion of revenue is primarily received from workers’ compensation claims and attorneys representing injured patients, hospitals, clinics and private-pay individuals.

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

Products

We currently market and sell Zynex-manufactured products and distribute complimentary products and private labeled supplies for Zynex products, as indicated below:

Product Name	Description

Zynex Medical Products

NexWave	Dual channel, multi-modality IFC, TENS, NMES device

NeuroMove	Electromyography (EMG) — triggered electrical stimulation device

InWave	Electrical stimulation for treatment of female urinary incontinence

E-Wave	NMES device

Private Labeled Supplies

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Distributed Complementary Products

Comfortrac/Saunders	Cervical traction

JetStream	Hot/cold therapy

LSO Back Braces	Lumbar support

Zynex Monitoring Solutions Products

CM-1500	Blood Volume Monitor

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

Numerous clinical studies have been published over several decades showing the effectiveness of IFC and TENS for pain relief. Our primary electrotherapy device, the NexWave, has received FDA 510(k) clearance. The NexWave is a digital IFC, TENS and NMES device that delivers pain-alleviating electrotherapy.

Stroke and Spinal Cord Injury Rehabilitation

Our proprietary NeuroMove product is a Class II medical device that has been cleared by the FDA for stroke and SCI rehabilitation. Stroke and SCI usually affect a survivor’s mobility, functionality, speech, and memory, and the NeuroMove is designed to help the survivor regain movement and functionality.

Sales of NeuroMove have not generated material revenue for the years ended December 31, 2020 and 2019.

MARKETS

Zynex Medical (ZMI):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products and private label supplies. Thus, we primarily compete in the home electrotherapy market for pain management, with products based on IFC, TENS and NMES devices and consumable supplies. We estimate the annual domestic market for home electrotherapy products at approximately $500 million. During 2019 and 2020, we grew our sales force to approximately 500 direct sales reps to address what we believe is an underserved electrotherapy market. The current opioid epidemic has been declared a health emergency, and we are uniquely positioned to help reduce the amount of opioids prescribed for treatment of chronic and acute pain symptoms. We are committed to providing health care professionals with alternatives to traditional opioid based treatment programs with our prescription-strength products which have no side-effects. This has never been more necessary than it is today considering the staggering statistics.

●	Pain impacts the lives of more Americans than diabetes, heart disease, and cancer combined.
●	Pain is the leading cause of disability, and seeking treatment for chronic or acute pain is the most common reason American’s seek health care. Approximately 50 million Americans suffer from chronic pain.
●	Nearly 20 million Americans experienced high-impact chronic pain, defined as “limiting life or work activities on most days or every day”, in the past 6 months.
●	If pharmaceuticals such as opioids continue to be used as the first line of defense, America will continue to see a rise in opioid misuse, addiction and drug-related deaths.

We also distribute complimentary products such as JetStream Hot/Cold Therapy, Aspen LSO Back bracing and Comfortrac and Saunders cervical and lumbar traction units, all products targeted at treating acute as well as chronic pain with minimal side-effects.

Key characteristics of our electrotherapy market are:

●	Collection cycles of initial payment from insurance carriers can range from 30 days to many months and considerably longer for many attorney, personal injury, and workers’ compensation cases. Such delayed payment impacts our cash flow and can slow our growth or strain our liquidity. Collections are also impacted by whether effective billing submissions are made by our billing and collections department to the third-party payors.
●	Prior to payment, third-party payors often make or take significant payment adjustments or discounts. This can also lead to denials and billing disputes with third-party payors.
●	The majority of our revenue is generated by the sale of medical devices and from recurring patient supplies, specifically from our electrotherapy products sold through ZMI. We are reliant on third-party payor reimbursement.

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. ZMS is currently focusing on its blood volume monitor and recently announced sepsis monitor. We believe our products, once released into the marketplace (of which there can be no guarantee), will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have not yet identified competitors for these products. ZMS has not generated any revenue.

Competition

Since we are in the market for medical electrotherapy products, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Our principal competitors include International Rehabilitative Sciences, Inc. d/b/a RS Medical, EMSI, and H-Wave. In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies.

RESOURCES

Manufacturing and Product Assembly

Our manufacturing and product assembly strategy consists of the following elements:

●	Compliance with relevant legal and regulatory requirements.
●	Use of contract manufacturers as needed, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment of certain product components. We believe there is a large pool of highly qualified contract manufacturers, domestically and internationally, for the type of manufacturing assistance needed for our manufactured devices.
●	Utilization of in-house final assembly and test capabilities.
●	Development of proprietary software and hardware for all products in house.
●	Testing all units in a real-life, in-house environment to help ensure the highest possible quality and patient safety while reducing the cost of warranty repairs.

We utilize contract manufacturers located in the U.S. to manufacture components for our NexWave and NeuroMove units and for some of our other products and assemble in-house for our NexWave and NeuroMove units. We do not have long-term supply agreements with our contract manufacturers, but we utilize purchase orders with agreed upon terms for our ongoing needs. We believe there are numerous suppliers that can manufacture our products and provide our required raw materials. Generally, we have been able to obtain adequate supplies of our required raw materials and components. We are always evaluating our suppliers for price, quality, delivery time and service. The reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Intellectual Property

We believe that our products contain certain proprietary software.

We have received two U.S. utility patents for our Blood Volume Monitor (2018 and 2021) and a utility patent in Europe (2020). In the future, we may seek patents for advances to our existing products and for new products as they are developed.

Zynex is trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

GOVERNMENT REGULATION

Federal Drug Association (FDA)

All of our ZMI products are classified as Class II (Medium Risk) devices by the FDA, and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is regulated by the FDA, and all products typically require 510(k) market clearance before they can be put into commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetics Act, is available in certain instances for Class II (Medium Risk) products. It requires that before introducing most Class II devices into interstate commerce, the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976 or to devices that have been reclassified in accordance with the provisions of the Federal Food, Drug, and Cosmetic Act that do not require approval of a premarket approval application. When the FDA determines that the device is substantially equivalent, the agency issues a “clearance” letter that authorizes marketing of the product. We are also regulated by the FDA’s Good Manufacturing Practice (GMP) and Quality Systems Regulation (QSR). We believe that our products have obtained or are good candidates for the requisite FDA clearance or are exempt from the FDA clearance process. In November 2001, Zynex received FDA 510(k) clearance to market NeuroMove. In September 2011, Zynex received FDA 510(k) clearance to market the NexWave, our current generation IFC, TENS and NMES device. In August 2012, Zynex received FDA 510(k) clearance to market the InWave, our next generation muscle stimulator for treatment of female incontinence. Failure to comply with FDA requirements could adversely affect us.

International

Zynex continues to explore opportunities to gain regulatory clearance for its devices in markets outside of the U.S.

CE marking is the medical device manufacturer's claim that a product meets the essential requirements of all relevant European Medical Device Directives. The CE mark is a legal requirement to place a device on the market in the EU. Zynex is currently in the process of applying for CE marking on several of its electrotherapy devices and its CM-1500 Blood Volume Monitor.

The Far East, Middle East, Eastern Europe and Latin American markets have different regulatory requirements. We comply with applicable regulatory requirements within the markets in which we currently sell. If and when we decide to enter additional geographic areas, we intend to comply with applicable regulatory requirements within those markets.

Zynex has received ISO13485: 2016 certification for its compliance with international standards in quality management systems for design, development, manufacturing and distribution of medical devices. This certification is not only important as assurance that we have the appropriate quality systems in place but is also crucial to our international expansion efforts as many countries require this certification as part of their regulatory approval.

Government Regulation

The delivery of health care services and products has become one of the most highly regulated professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services and products. Federal law and regulations are based primarily upon the Medicare and Medicaid programs. Each program is financed, at least in part, with federal funds. State jurisdiction is based upon the state’s interest in regulating the quality of health care in the state, regardless of the source of payment. Many state and local jurisdictions impose additional legal and regulatory requirements on our business including various states and local licenses, taxes, limitations regarding insurance claim submission and limitations on relationships with referral parties. Failure to comply with this myriad of regulations in a particular jurisdiction may subject us to fines or other penalties, including the inability to sell our products in certain jurisdictions.

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

Research and Development

During 2020 and 2019, we incurred approximately $0.8 million and $0.6 million, respectively, of research and development expenses. We expect our research and development expenditures will be limited throughout 2021.

HUMAN CAPITAL

As of December 31, 2020, we employed 768 full time employees of which 438 are employed as direct sales representatives in the field. Additionally, we also engage 11 independent commission-only sales contractors.

Our employees are our most important assets and set the foundation for our ability to achieve our strategic objectives. All of our employees contribute to our success and, in particular, our sales representatives are instrumental in our ability to reach more patients in pain.

The success and growth of our business, depends in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. To succeed in a competitive labor market, we have developed recruitment and retention strategies, objectives and measures that we focus on as part of the overall management of our business. These strategies, objectives and measures form our human capital management framework and are advanced through the following programs, policies and initiatives:

●	Competitive pay and benefits. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain, and motivate employees to achieve superior results.

●	Training and development. We invest in learning opportunities that foster a growth mindset. Our formal offerings include a tuition reimbursement program, an e-learning program that all corporate employees have access to and in-house learning opportunities through the Company’s Zynex Growth and Development program.
●	Health and Wellness. We invest in the health and wellness of our employees by offering monthly benefits and offer programs and support to assist our employees.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

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

 In addition to temporary closures of the providers and clinics that we serve, we could also experience temporary closures of the facilities of our suppliers, contract manufacturers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our third-party suppliers and contractors, and results of operations. The extent to which the COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our financial condition, results of operations and value of our common stock will be affected. The uncertainty surrounding the COVID-19 outbreak has caused the Company to increase its inventory in anticipation of possible supply chain shortages related to the COVID-19 virus. While the Company did not incur significant disruptions to its operations during 2020, it is unable at this time to predict the impact that the COVID-19 virus will have on its business, financial position and operating results in future periods due to numerous uncertainties.

We have encountered significant volatility in our recent operating results.

The Company’s results from operations have improved significantly in recent years, but there have been significant volatility in our results over the past five years as reflected in the following table (in millions):

Year	Revenues	Profit
2016	$13.3	$0.07
2017	$23.4	$7.4
2018	$31.9	$9.6
2019	$45.5	$9.5
2020	$80.1	$9.1

Our financial results could continue to be volatile, and there is no assurance we will continue our current increase in revenue and profits.

We are dependent on reimbursement from third-party payors; changes in insurance reimbursement policies or application of them have resulted in decreased or delayed revenues.

A large percentage of our revenues come from third-party payor reimbursement. Upon delivery of our products to our patients, we directly bill the patients’ private insurance companies or government payors for reimbursement. If the third-party payors do not remit payment on a timely basis or if they change their policies to exclude or reduce coverage for our products, we would experience a decline in our revenue as well as cash flow. In addition, we may deliver products to patients and invoice based on past practices and billing experiences only to have third-party payors later deny coverage for such products.

In some cases, our delivered product may not be covered pursuant to a policy statement of a third-party payor, despite a payment history with the third-party payor and benefits to the patients. A third-party payor may seek repayment of amounts previously paid for covered products. We maintain an allowance for provider discounts and amounts intended to cover legitimate requests for repayment. Failure to adequately identify and provide for amounts for resolution of repayment demands in our allowance for provider discounts could have a material adverse effect on our results of operations and cash flows. For government health care programs, if we identify a deficiency in prior claims or practices, we may be required to repay amounts previously reimbursed to us by government health care programs.

We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. These requests are sometimes related to a few patients, and other times include a significant number of refund claims in a single request. We review and evaluate these requests and determine if any refund is appropriate. During the adjudication process we review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, we are generally unable to determine if a refund request is valid. Although we cannot predict whether or when a request for repayment or our subsequent request for reimbursement will be resolved, it is not unusual for such matters to be unresolved for a long period of time. No assurances can be given with respect to our estimates for our allowance for provider discounts refund claim reimbursements and offsets or the ultimate outcome of the refund requests.

Future changes in coverage and reimbursement policies for our products or reductions in reimbursement rates for our products by third party payors could adversely affect our business and results of operations.

In the United States, our products are prescribed by physicians for their patients. Based on the prescription, which we consider an order, we submit a claim for payment directly to third-party payors such as private commercial insurance carriers, government payers and others as appropriate and the third-party payor reimburses us directly. Federal and state statutes, rules, or other regulatory measures that restrict coverage of our products or reimbursement rates could have an adverse effect on our ability to sell or rent our products or cause physical therapists and physicians to dispense and prescribe alternative, lower-cost products.

There are significant estimating risks associated with the amount of revenue, related refund liabilities, accounts receivable and provider discounts that we recognize, and if we are unable to accurately estimate these amounts, it could impact the timing of our revenue recognition, have a significant impact on our operating results or lead to a restatement of our financial results.

There are significant risks associated with the estimation of the amount of revenues, related refund liabilities, accounts receivable, and provider discounts that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of coverage, differing provider discount rates, and other third party payor issues. Determining applicable primary and secondary coverage for our customers at any point in time, together with the changes in patient coverage that occur each month, require complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with government programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectable from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and pay or retractions typically continue to occur for up to three years and longer after our products are provided. While we typically look to our past experience in collections with a payer in estimating amounts expected to be collected on current billings, recent trends and current changes in reimbursement practice, the overall healthcare environment, and other factors nonetheless could ultimately impact the amount of revenues recorded and the receivables ultimately collected. If our estimates of revenues, related refund liabilities, accounts receivable or provider discounts are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results. It could also lead to a restatement of our financial results.

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

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation has had an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payors. This legislation has resulted in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during 2013 and 2014 and the lack of any significant increase in 2015. Orders and revenue increased in 2016 through 2020; however, we are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

The uncertainty of continuing healthcare changes and regulations may place our business model in doubt.

There is some doubt on the continuation of the Affordable Care Act and the legislation that the current Congress will enact to replace it, if any. Because we cannot be certain about the continuation of the Affordable Care Act or any changes or replacements thereto, even if the Affordable Care Act remains the law of the land, there is also some doubt whether the President will support it or take regulatory action to negatively impact its benefits. The amount of uncertainty creates concern on our customer’s willingness to buy products which may, or may not, be covered by future health care benefits even if they are covered currently.

Hospitals and clinicians may not buy, prescribe or use our products in sufficient numbers, which could result in decreased revenues and profits.

Hospitals and clinicians may not accept any of our products as effective, reliable, or cost-effective. Factors that could prevent such institutional patient acceptance include:

●	If patients conclude that the costs of these products exceed the cost savings associated with the use of these products;
●	If patients are financially unable to purchase these products;
●	If adverse patient events occur with the use of these products, generating adverse publicity;
●	If we lack adequate resources to provide sufficient education and training to our patients;
●	If frequent product malfunctions occur, leading clinicians to believe that the products are unreliable;
●	Uncertainty regarding or change in government or third-party payor reimbursement policies for our products; and
●	If physicians or other health care providers believe that our products will not be reimbursed by insurers or decide to prescribe competing products.

Because our sales are dependent on prescriptions from physicians, if any of these or other factors result in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund our operations. Although we experienced an increase in orders for our ZMI products during 2019 and 2020 compared to prior years, we can make no assurances that demand for our products will not decline in future periods.

Any new competitor could be larger than us and have greater financial and other resources than we do, and those advantages could make it difficult for us to compete with them.

Many competitors to our products may have substantially greater financial, technical, marketing, and other resources. Competition could result in fewer orders, reduced gross margins, and loss of market share. Our products are regulated by the FDA in the United States. Competitors may develop products that are substantially equivalent to our FDA-cleared products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own products. If overall demand for our products should decrease it could have a material adverse effect on our operating results. Substantial competition is expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product. These competitors may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products, which could have a material adverse effect on our operating results.

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

Notwithstanding our current multiple supplier approach, certain essential product components may be supplied in the future by sole, or a limited group of, suppliers. Most of our products and components are purchased through purchase orders rather than through long term supply agreements and large volumes of inventory may not be maintained. There may be shortages and delays in obtaining certain product components. Disruption of the supply or inventory of components could result in a significant increase in the costs of these components or could result in an inability to meet the demand for our products. In addition, if a change in the manufacturer of a key component is required, qualification of a new supplier may result in delays and additional expenses in meeting customer demand for products. These factors could adversely affect our revenues and ability to retain our experienced sales force.

A third-party manufacturer’s inability to produce our goods on time and to our specifications could result in lost revenue.

Third-party manufacturers assemble and manufacture components of the NexWave and NeuroMove and some of our other products to our specifications. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our patients for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our revenues. Because of the timing and seriousness of our business, and the medical device industry in particular, the dates on which patients need and require shipments of products from us are critical. Further, because quality is a leading factor when patients, doctors, health insurance providers and distributors accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular patient.

If we need to replace manufacturers, our expenses could increase resulting in smaller profit margins.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if we need to replace an existing manufacturer, we may have to expand our third-party manufacturing capacity. We cannot assure that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms, which we have with our manufacturers, either from a production standpoint or a financial standpoint. We enter into a number of purchase order commitments specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively. Should we be forced to replace one or more of our manufacturers, we may experience increased costs or an adverse operational impact due to delays in distribution and delivery of our products to our patients, which could cause us to lose patients or lose revenue because of late shipments.

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

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer, Founder, and beneficial owner of approximately 44% of our outstanding stock. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. There is currently no employment agreement with Mr. Sandgaard. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find and attract qualified new employees and sales representatives and retain existing employees and sales representatives.

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

Before marketing any new products, we will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to us. We may not know the results of any study, favorable or unfavorable to us, until after the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking approval to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sales price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies and we may expend significant funds on research and development on products that are rejected by the FDA. Some of our products are marketed based upon our interpretation of FDA regulation allowing for changes to an existing device. If our interpretations are incorrect, we could suffer consequences that could have a material adverse effect on our results of operations and cash flows and could result in fines and penalties. There can be no assurance that we will have the financial resources to complete development of any new products or to complete the regulatory approval process or to maintain regulatory compliance of existing products.

We may not be able to obtain clearance of a 510(k) notification or approval of a de novo or pre-market approval application with respect to any products on a timely basis, if at all.

If timely FDA clearance or approval of new products is not obtained, our business could be materially adversely affected. Clearance of a 510(k) notification or de novo application may also be required before marketing certain previously marketed products, which have been modified after they have been cleared. Should the FDA so require, the filing of a new 510(k) notification for the modification of the product may be required prior to marketing any modified device. To determine whether adequate compliance has been achieved, the FDA may inspect our facilities at any time. Such compliance can be difficult and costly to achieve and maintain. Our compliance status may change due to future changes in, or interpretations of, FDA regulations or other regulatory agencies. Such changes may result in the FDA withdrawing marketing clearance or requiring product recall. In addition, any changes or modifications to a device or its intended use may require us to reassess compliance with good manufacturing practices guidelines, potentially interrupting the marketing and sale of products. We may also fail to comply with complex FDA regulations due to their complexity or otherwise. Failure to comply with regulations could result in enforceable actions, including product seizures, product recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any of which could have a material adverse effect on our operating results and reputation.

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

We are a small company in terms of employees, technical and research resources. We expect to incur research and development, sales and marketing, and general and administrative expenses. These amounts may increase, and recently have in connection with our efforts to expand our sales force, before any commensurate incremental revenue from these efforts may be obtained and may adversely affect our potential profits and we may lack the liquidity to pay for such expenditures. These factors may also hinder our ability to meet changes in the medical industry as rapidly or effectively as competitors with more resources.

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

●	Cease selling, incorporating, or using products that incorporate the challenged intellectual property;
●	Obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms, if at all; and
●	Re-design our products excluding the infringed intellectual property, which may not be possible.

We may be unable to protect our trademarks, trade secrets and other intellectual property rights that are important to our business.

We consider our trademarks, trade secrets, and other intellectual property an integral component of our success. We rely on trademark law and trade secret protection and confidentiality agreements with employees, customers, partners, and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We obtained utility patents on the blood volume monitor in 2021 and 2018 in the U.S. and in 2020 in Europe. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached, there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose competitive advantages.

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

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. If we experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers. A security breach could result in disruptions of our internal systems and business applications, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Any of these consequences would adversely affect our revenue and margins.

Expansion of our operations and sales internationally may subject us to additional risks, including risks associated with unexpected events.

A component of our growth strategy is to expand our operations and sales internationally. There can be no assurance that we will be able to successfully market, sell, and deliver our products in foreign markets, or that we will be able to successfully expand our international operations. Global operations could cause us to be subject to unexpected, uncontrollable and rapidly changing risks, events, and circumstances.

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

Our existing shareholders may experience dilution if we elect to raise equity capital

Due to our past liquidity issues, we have had to raise capital in the form of debt and/or equity to meet our working capital needs. As recent as July 2020, we did raise capital through the issuance of equity to meet our working capital needs and to execute on our business strategy. We may also choose to issue equity or debt securities in the future to meet our liquidity or other needs which would result in additional dilution to our existing stockholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so. We may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock. If we raise additional working capital, existing shareholders may experience dilution.

We paid a dividend on our common stock, and cash used to pay dividends will not be available for other corporate purposes

In 2018, our Board of Directors declared a special one-time dividend of $0.07 per share, which was paid in January 2019. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition, and other factors our Board of Directors may consider. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Our stock price could become more volatile and your investment could lose value.

All of the factors discussed in this section could affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In October 2017, we signed a lease for a new corporate headquarters in Englewood, Colorado beginning in January 2018. In March 2019, we signed an amendment to this lease, which allowed the Company to expand its corporate offices. An additional amendment was entered into on January 3, 2020 which expanded our corporate offices to approximately 108,227 square feet. The lease and subsequent amendments continue through June 30, 2023 with an option for a two-year extension through June 2025.

In addition to our corporate headquarters, we entered into a lease agreement for a warehouse and production facility with approximately 50,488 square feet in September 2020. The lease continues through June 2026 with an option for a five-year extension through June 2031.

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

As of February 25, 2021, there were 34,849,482 shares of common stock outstanding and approximately 246 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Dividends

Our Board of Directors declared a one-time special cash dividend of $0.07 per share during the fourth quarter of 2018, which was paid in January 2019. There can be no guarantee that we will continue to pay dividends. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

Not required

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the ability to engage effective sales representatives, the need to obtain FDA clearance and CE marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or leased to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, and other risks described herein and included in “Item 1A-Risk Factors.”

OVERVIEW

We operate in one primary business segment, electrotherapy and pain management products. As of December 31, 2020, the Company’s only active subsidiary is ZMI, a wholly-owned Colorado corporation, through which the Company conducts its U.S. electrotherapy and pain management operations. ZMS, a wholly-owned Colorado corporation, has developed a blood volume monitoring device, which has received two utility patents and FDA approval in the U.S. However, ZMS has achieved no revenues to date.

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Annual Report.

HIGHLIGHTS

During the year ended December 31, 2020, the Company achieved the following:

●	Expanded our sales force as we exceeded 500 sales reps at year-end. That represented a 227% increase over 2019 and allowed us to expand into 170 territories during 2020. We expect to have approximately 600 sales reps by the end of 2021;
●	Achieved a 96% increase in order growth and a 76% growth in revenue from the prior year;
●	Completed an equity offering in July 2020 which netted us $25.2 million. This allowed us to further strengthen our balance sheet without adding debt;
●	Increased inventory on-hand at year-end by 263%, ensuring that we have enough product to meet future demand and serve more patients in pain; and

●	Leased a 50,488 square foot warehouse facility, which will improve the efficiency of our production and assembly teams and allow us to scale our distribution operations. This new facility also allows expansion at our corporate headquarters to support the growth of our reimbursement, sales support, and other G&A functions.

SUMMARY

Net revenue increased 76% in 2020 to $80.1 million from $45.5 million in 2019. Net income was $9.1 million and $9.5 million for the years ended December 31, 2020 and 2019, respectively. Net income decreased during 2020 as a result of an increased investment in our sales force and accompanying infrastructure.

We generated cash flows from operating activities of $0.8 million during the year ended December 31, 2020. Increased orders for our devices and supplies and the related receivables and cash flows, along with an equity raise completed in July 2020, allowed us to grow our working capital at December 31, 2020 to $52.9 million, compared to $17.4 million as of December 31, 2019.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format (in thousands).

	For the Years Ended
	December 31,		$
	2020	2019	change
NET REVENUE
Devices	$21,269	$10,713	$10,556
Supplies	58,853	34,759	24,094
Total net revenue	80,122	45,472	34,650

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	17,417	8,814	8,603
Sales and marketing	34,133	14,855	19,278
General and administrative	18,323	10,737	7,586
Total costs of revenue and operating expenses	69,873	34,406	35,467

Income from operations	10,249	11,066	(817)

Other income/(expense)
Deferred insurance reimbursement	—	880	(880)
Loss on disposal of non-controlling interest	(77)	—	(77)
Interest expense	(19)	(5)	(14)
Other income/(expense), net	(96)	875	(971)

Income from operations before income taxes	10,153	11,941	(1,788)
Income tax expense	1,079	2,449	(1,370)
Net Income	$9,074	$9,492	$(418)

Net income per share:
Basic	$0.27	$0.29	$(0.02)

Diluted	$0.26	$0.28	$(0.02)

The following table presents our consolidated statements of operations reflected as a percentage of total revenue:

	For the Years Ended December 31,
	2020	2019
NET REVENUE
Devices	27%	24%
Supplies	73%	76%
Total net revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	22%	19%
Sales and marketing	43%	33%
General and administrative	23%	24%
Total costs of revenue and operating expenses	87%	76%

Income from operations	13%	24%

Other income/(expense)
Deferred insurance reimbursement	0%	2%
Interest expense	0%	0%
Other income/(expense), net	0%	2%

Income from operations before income taxes	13%	26%
Income tax expense	1%	5%
Net Income	12%	21%

Net Revenue

Net revenues are comprised of device and supply sales, constrained by estimated third-party payor reimbursement deductions. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of third-party payor insurance claims and other customer collection history. Product device revenue is primarily comprised of sales and rentals of our electrotherapy products and also includes complimentary products such as our cervical traction, lumbar support and hot/cold therapy products.

Supplies revenue is primarily comprised of sales of our consumable supplies to patients using our electrotherapy products, consisting primarily of surface electrodes and batteries. Revenue related to both devices and supplies is reported net, after adjustments for estimated third-party payor reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the health care industry as billing adjustments whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See our Significant Accounting Policies in Note 2 to the Consolidated Financial Statements for a more complete explanation of our revenue recognition policies.

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

Net revenue increased $34.6 million or 76% to $80.1 million for the year ended December 31, 2020, from $45.5 million for the year ended December 31, 2019. The growth in net revenue is primarily related to the 96% growth in device orders which led to an increased customer base and drove higher sales of consumable supplies. During 2020, the Company increased its direct sales force by approximately 227% from 2019 and entered 170 new territories, which led to the significant increase in orders during 2020.

Device Revenue

Device revenue is related to the purchase or lease of our electrotherapy products as well as complimentary products including cervical traction, lumbar support and hot/cold therapy products. Device revenue increased $10.6 million or 99% to $21.3 million for the year ended December 31, 2020, from $10.7 million for the year ended December 31, 2019. The increase in device revenue is related to the growth in our device and complimentary product orders of 96% from 2019 to 2020 as a result of our increased sales force and additional territories as discussed above.

Supplies Revenue

Supplies revenue is related to the sale of supplies, typically electrodes and batteries, for our products. Supplies revenue increased $24.1 million or 69% to $58.9 million for the year ended December 31, 2020, from $34.8 million for the year ended December 31, 2019. The increase in supplies revenue is primarily related to growth in our customer base from higher device sales in 2020.

Operating Expenses

Costs of Revenue –Devices and Supplies

Costs of revenue – devices and supplies consist primarily of device and supplies costs, operations labor and overhead, shipping and depreciation. Costs of revenue increased $8.6 million or 97% to $17.4 million for the year ended December 31, 2020, from $8.8 million for the year ended December 31, 2019. The increase in costs of revenue is directly related to the increase in device and supplies orders. As a percentage of revenue, cost of revenue –devices and supplies increased to 22% for the year ended December 31, 2020 compared to 19% for the year ended December 31, 2019. The increase in cost of revenue – devices and supplies as a percentage of revenue was due to increased tariff and shipping costs during the year as well as an increase in labor as the company added an additional management layer within production to support its growing production workforce.

Sales and Marketing Expense

Sales and marketing expense primarily consists of employee-related costs, including commissions and other direct costs associated with these personnel including travel and marketing expenses. Sales and marketing expense for the year ended December 31, 2020 increased 130% to $34.1 million from $14.9 million for the year ended December 31, 2019. The increase in sales and marketing expense is primarily due to an increase of approximately 227% in our direct sales force by adding 304 additional salaried sales reps over the past 12 months. As a percentage of revenue, sales and marketing expense increased to 43% for the year ended December 31, 2020 from 33% for the year ended December 31, 2019. The increase as a percentage of revenue is primarily due to our overall effort to expand our sales force and the related ramp-up period as territory managers build their sales territory.

General and Administrative Expense

General and administrative expense primarily consists of employee related costs, facilities expense, professional fees and depreciation and amortization. General and administrative expense for the year ended December 31, 2020 increased 71% to $18.3 million from $10.7 million for the year ended December 31, 2019. The increase in general and administrative expense is primarily due to the following:

●	an increase of $5.5 million in compensation and benefits expense, including non-cash stock compensation expense, related to headcount growth. During 2020, the Company increased its headcount for its general and administrative activities by approximately 132%, or 162 employees;
●	an increase of $1.6 million in other expenses, including professional fees and temporary labor costs; and
●	an increase of $0.6 million in rent and facilities expenses as we further expanded our corporate offices in April 2020 to include all four floors at our current corporate headquarters.

As a percentage of revenue, general and administrative expense decreased to 23% for the year ended December 31, 2020 from 24% for the year ended December 31, 2019. The decrease as a percentage of revenue is primarily due to leveraging our investment in general and administrative functions from prior years.

The Company expects that general and administrative expenses will continue to increase through 2021 as the Company continues to expand its corporate headcount to accommodate continued order growth.

Other Income (Expense)

Other expense was $96,000 for the year ended December 31, 2020, of which $19,000 was related to interest on our finance lease obligations and $77,000 was related to the dissolution of our ZBC subsidiary. The loss upon dissolution was the result of the non-controlling interest of $89,000, which was offset by a write-off of liabilities of $12,000. The Company dissolved ZBC due to inactivity, and the Company has no plans to re-start ZBC business activities.

Other income was $0.9 million for the year ended December 31, 2019 which was related to a deferred insurance reimbursement from the first quarter of 2016. The Company collected $0.9 million from an insurance company for accounts receivable. Subsequent to March 31, 2016, the insurance company verbally communicated to the Company that this payment was made in error and requested it be refunded to the insurance company. The Company recorded this $0.9 million as a deferred insurance liability.

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

Income Tax Expense

We recorded income tax expense of $1.1 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively. The effective income tax rate for the years ended December 31, 2020 and 2019 was 10% and 20%, respectively. The decrease in expense and effective rate during 2020 is primarily due to an increase in deductions related to stock-based compensation vesting and exercises. During 2020, discrete items related to stock-based compensation was $1.7 million as compared with $0.8 million in 2019.

FINANCIAL CONDITION

As of December 31, 2020, we had working capital of $52.9 million, compared to $17.4 million as of December 31, 2019. The increase in working capital is primarily due to the Company’s increase in orders and related receivables during 2020 along with the completion of a public offering whereby the Company received net proceeds of $25.2 million in July 2020. We generated $0.8 million in operating cash flows during 2020.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions.  As of December 31, 2020, our principal source of liquidity was $39.2 million in cash and $13.8 million in accounts receivables. The increased cash balance at December 31, 2020 was primarily due to the completion of a public offering in July 2020 which netted the Company proceeds of $25.2 million.

Our anticipated uses of cash in the future will be to fund the expansion of our business. The Company does not anticipate any large expenditures for capital resources over the next 12 months.

Net cash provided by operating activities for the years ended December 31, 2020 and 2019 was $0.8 million and $6.3 million, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2020 was primarily due to an increase in the amount of inventory the Company purchased during 2020 in order to keep up with increased demand and increased accounts receivable due to revenue growth.

Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $1.0 million and $0.2 million, respectively. Cash used in investing activities for the years ended December 31, 2020 was primarily related to the purchase of computer and office equipment. Cash used in investing activities for the year ended December 31, 2019 was primarily related to the purchase of computer and office equipment.

Net cash provided by financing activities for the year ended December 31, 2020 was $25.3 million compared with net cash used in financing activities of $2.2 million for the 2019 period. The cash provided by financing activities for the year ended December 31, 2020 was primarily due to the completion of a public equity offering in July 2020 for net proceeds of $25.2 million along with net proceeds from the exercise of stock options of $0.1 million. The cash used in financing activities for the year ended December 31, 2019 was primarily due to the payment of a $2.3 million dividend in January 2019.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at December 31, 2020 of $39.2 million;
●	Our working capital balance of $52.9 million;
●	Our accounts receivable balance of $13.8 million:
●	Our profitability during the last 18 quarters; and
●	Our planned capital expenditures of less than $1.0 million during 2021.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2020 (in thousands).

	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases	7,576	2,352	2,447	1,514	512	528	223
Finance leases	427	105	105	105	77	35	—
	$8,003	$2,457	$2,552	$1,619	$589	$563	$223

We lease office and warehouse facilities under non-cancelable operating leases. The current office facility leases include our corporate headquarters and a production warehouse, both located in Englewood, Colorado. We also rent a small warehouse/office in Denmark. Rent expense was $1.7 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.

The Company also leases office equipment for its corporate and warehouse facilities under non-cancelable finance lease agreements.

Off – Balance Sheet Arrangements

As of December 31, 2020, and 2019, we had no off-balance sheet arrangements or obligations.

SUBSEQUENT EVENT

Appointment of Chief Operating Officer

On January 28, 2021, the Company announced the promotion of Anna Lucsok to Chief Operating Officer. Additionally, on such date, the Company entered into an employment agreement with Ms. Lucsok which was included as an exhibit to the Current Report on Form 8-K filed on the same date.

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

Revenue related to devices out on lease is recognized in accordance with ASC 842, Leases. Using the guidance in ASC 842, we concluded our transactions should be accounted for as operating leases based on the following criteria below:

●	The lease does not transfer ownership of the underlying asset to the lessee by the end of the lease term.
●	The lease does not grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
●	The lease term is month to month, which does not meet the major part of the remaining economic life of the underlying asset. However, if the commencement date falls at or near the end of the economic life of the underlying asset, this criterion shall not be used for purposes of classifying the lease.
●	There is no residual value guaranteed and the present value of the sum of the lease payments does not equal or exceed substantially all of the fair value of the underlying asset
●	The underlying asset is expected to have alternative uses to the lessor at the end of the lease term.

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

Based on our evaluation under the 2013 framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2020 regarding shares of common stock available for issuance under our equity incentive plans (in thousands except exercise price)

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted	for Future Issuance
	Exercise of	Average Exercise	Under Equity
	Outstanding	Price of	Compensation Plans
	Options,	Outstanding	(excluding securities
	Warrants	Options, Warrants	reflected in the first
	and Rights	and Rights	column)
Plan Category
2005 Stock Option Plan (1)	298	$0.30	—
Equity Compensation Plans not approved by Shareholders (2)	38	0.28	—
Warrants	100	2.63
2017 Stock Option Plan (3)	938	3.16	3,568
Total	1,374	$2.42	3,568
(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.
(2)	As of December 31, 2014, the 2005 Stock Option Plan was terminated. Termination of the plan did not affect the rights and obligations of the participants and the company arising under options previously granted.
(3)	The 2017 Stock Option Plan was approved by shareholders on June 1, 2017.

The additional information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

The Board of Directors has determined that Messrs. Cress, Disbrow and Michaels who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Zynex, Inc 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Report on form S-8 filed on September 6, 2017)

4.2	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1†

Offer Letter, dated August 16, 2010, between Zynex, Inc. and Anthony Scalese (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 24, 2010)

Amended and Restated Employment Agreement, dated August 11, 2011, between Zynex, Inc. and Thomas Sandgaard (incorporated by reference to Exhibit 10.1of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

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

Exhibit Number	Description

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

10.23

Equity Distribution Agreement, dated October 29, 2019 between Zynex, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 29, 2019)

10.24

Amendment to Sublease Agreement, effective January 3, 2020, between CSG Systems, Inc. and Zynex, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on January 7, 2020

10.25

Underwriting Agreement dated July 14, 2020, among certain selling stockholders, Piper Sandler & Co., and Zynex, Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on July 17, 2020)

10.26	Lease Agreement, effective September 30, 2020, between GIG CW Compark, LLC and Zynex, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 6, 2020).

21*	Subsidiaries of the Company

23.1*	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm (Filed herewith)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: February 25, 2021	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

February 25, 2021	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

February 25, 2021	Daniel Moorhead	/s/ Daniel Moorhead
Chief Financial Officer and Principal Financial Officer

February 25, 2021	Barry D. Michaels	/s/ Barry D. Michaels
Director

February 25, 2021	Michael Cress	/s/ Michael Cress
Director

February 25, 2021	Joshua R. Disbrow	/s/ Joshua R. Disbrow
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Zynex, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zynex, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Transaction Price and Variable Consideration for Revenue Recognition including related Valuation of Accounts Receivable – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

As described in Note 2 to the financial statements, revenue is derived from sales and leases of electrotherapy devices and sales of related supplies and complimentary products. The Company recognizes revenue when control of the product has been transferred to the patient, in the amount that reflects the consideration to which the Company expects to receive. The Company estimates revenues using the portfolio approach based upon historical rates of collection, aging of receivables, product mix, trends in historical reimbursement rates by third-party payer types, and current relationships and experience with the third-party payers, which includes estimated variable consideration and relevant constraints for third-party payer refund requests, deductions and adjustments.

We identified the Company's estimation of transaction price related to variable consideration for revenue recognition including the related valuation of accounts receivable as a critical audit matter. Auditing the Company's determination of variable consideration and the related constraint for revenue recognition including the recorded value for accounts receivable was challenging and complex due to the high degree of subjectivity involved in evaluating management’s estimates. This required a high degree of auditor judgment and increased extent of effort to audit and evaluate management’s key judgments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition and accounts receivable include the following, among others:

●	We gained an understanding of the design of the controls over the Company's contracts with customers including those controls over the processes to develop key management estimates.
●	We performed testing throughout the year on a sample of contracts to test the validity of sales transactions, cash receipts application and collection rates,
●	We also performed testing throughout the year on a quarterly basis over subsequent collections on recorded receivables.
●	We evaluated the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculations, including evaluating management’s estimate of historical reimbursement experience as well as expected future payment behavior through a combination of underlying data validation by inspection of source documents, independent recalculation of management’s analysis, inquiries with management and evaluation of trends in collection rates
●	We performed independent sensitivity analyses over the Company's significant assumptions embodied within their key estimates including evaluation of subsequent payment activity compared with management’s estimate of expected collection rates.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2016.

Denver, Colorado

February 25, 2021

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$39,173	$14,040
Accounts receivable, net	13,837	5,833
Inventory, net	8,635	2,378
Prepaid expenses and other	1,378	315
Total current assets	63,023	22,566

Property and equipment, net	1,925	858
Operating lease asset	5,993	3,831
Finance lease asset	321	180
Deposits	347	329
Deferred income taxes	566	513
Total assets	$72,175	$28,277

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	4,717	2,141
Operating lease liability	2,051	1,211
Finance lease liability	77	45
Income taxes payable	280	52
Accrued payroll and related taxes	2,992	1,748
Total current liabilities	10,117	5,197
Long-term liabilities:
Operating lease liability	4,920	3,282
Finance lease liability	283	145
Total liabilities	15,320	8,624

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,126,698 issued and 34,791,931 outstanding as of December 31, 2020 and 33,862,885 issued and 32,791,665 outstanding as of December 31, 2019	36	34
Additional paid-in capital	37,235	9,198
Treasury stock 1,071,220 shares, at December 31, 2020 and 2019, at cost	(3,846)	(3,846)
Retained earnings	23,430	14,356
Total Zynex, Inc. stockholders' equity	56,855	19,742
Non-controlling interest	—	(89)
Total stockholders' equity	56,855	19,653
Total liabilities and stockholders' equity	$72,175	$28,277

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the Years Ended December 31,
	2020	2019
NET REVENUE
Devices	$21,269	$10,713
Supplies	58,853	34,759
Total net revenue	80,122	45,472

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	17,417	8,814
Sales and marketing	34,133	14,855
General and administrative	18,323	10,737
Total costs of revenue and operating expenses	69,873	34,406

Income from operations	10,249	11,066

Other income/(expense)
Deferred insurance reimbursement	—	880
Loss on disposal of non-controlling interest	(77)	—
Interest expense	(19)	(5)
Other income/(expense), net	(96)	875

Income from operations before income taxes	10,153	11,941
Income tax expense	1,079	2,449
Net Income	$9,074	$9,492

Net income per share:
Basic	$0.27	$0.29

Diluted	$0.26	$0.28

Weighted average basic shares outstanding	33,869	32,439
Weighted average diluted shares outstanding	34,943	33,963

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,074	$9,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,572	778
Non-cash reserve charges	(238)	185
Stock-based compensation	2,681	820
Non-cash lease expense	2	—
Provision for deferred income taxes	(54)	212
Change in operating assets and liabilities:
Accounts receivable	(8,004)	(3,042)
Prepaid and other assets	(724)	255
Accounts payable and other accrued expenses	3,773	785
Inventory	(7,323)	(2,360)
Deposits	(18)	(15)
Other	77	(807)
Net cash provided by operating activities	818	6,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(985)	(160)
Net cash used in investing activities	(985)	(160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(57)	(19)
Common stock cash dividends	—	(2,262)
Purchase of treasury stock	—	(171)
Proceeds from issuance of common stock under equity offering, net	25,203	—
Proceeds from the issuance of common stock on stock-based awards	566	221
Taxes withheld and paid on employees' equity awards	(412)	—
Net cash (used in) provided by financing activities	25,300	(2,231)
Net increase in cash and cash equivalents	25,133	3,912
Cash and cash equivalents at beginning of period	14,040	10,128
Cash and cash equivalents at end of period	$39,173	$14,040

Supplemental disclosure of cash flow information:
Cash paid for interest	$(19)	$(5)
Cash paid for rent	$(1,633)	$(956)
Cash paid for income taxes	$(894)	$(2,873)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,834	$1,605
Right-of-use assets obtained in exchange for new finance lease liabilities	$225	$186
Inventory transferred to sales rep demos	$519	$—
Inventory transferred to property and equipment under lease	$811	$652

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2020 AND 2019

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2018	32,271,367	$34	$8,157	$(3,675)	$4,864	$(89)	$9,291

Exercised and vested stock-based awards	531,940	—	221	—	—	—	221
Warrant exercises	40,366	—	—	—	—	—
Stock-based compensation expense	—	—	820	—	—	—	820

Treasury stock	(52,000)	—	—	(171)	—	—	(171)
Other	(8)	—	—	—	—	—	—

Net income	—	—	—	—	9,492	—	9,492

Balance at December 31, 2019	32,791,665	$34	$9,198	$(3,846)	$14,356	$(89)	$19,653

Stock issued for public offering, net of issuance costs	1,250,000	1	25,202	—	—	—	25,203
Exercised and vested stock-based awards	776,733	1	566	—	—	—	567
Stock-based compensation expense	—	—	2,681	—	—	—	2,681
Shares of common stock withheld to pay taxes on employees' equity awards	(26,467)	—	(412)	—	—	—	(412)

Deconsolidation of non-controlling interest						89	89
Net income	—	—	—	—	9,074	—	9,074

Balance at December 31, 2020	34,791,931	$36	$37,235	$(3,846)	$23,430	$—	$56,855

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(1)   ORGANIZATION, NATURE OF BUSINESS AND MANAGEMENT’S PLANS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of December 31, 2020, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe; therefore, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the years ended December 31, 2020 and 2019, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and health care providers.

(2)   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest in the equity of a subsidiary is accounted for and reported as a decrease in shareholders’ equity. Prior years’ non-controlling interest represents the 20% ownership in the Company’s majority-owned inactive subsidiary, Zynex Billing, Corp (ZBC). During 2020, the Company dissolved ZBC due to inactivity and no plans to restart operations. As a result, the Company recorded a loss of $77,000 on the dissolution related to the 20% non-controlling interest, less liabilities that were written off.

Reclassifications

During 2020, the Company re-allocated certain costs related to selling and marketing activities from general and administrative costs. As a result, reclassifications between selling and marketing costs and general and administrative costs have been made to the results of operations for the year ended December 31, 2019 to conform to the consolidated 2020 financial statement presentation. These reclassifications resulted in an increase of $0.8 million to sales and marketing expenses and a decrease in general and administrative expenses for the same amount for the year ended December 31, 2019. As a result, the reclassifications had no effect on net earnings, retained earnings or cash flows as previously reported.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the expected net collectable value of its accounts receivable and related revenue, inventory reserves, the life of its leased and sales demo unit devices, stock-based compensation, and valuation of long-lived assets and realizability of deferred tax assets.

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

Accounts Receivable, Net

The Company’s accounts receivables represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies or complimentary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company bills the patient’s third-party payor or the patient. Billing adjustments represent the difference between the list prices and the reimbursement rates set by third-party payors, including Medicare, commercial payors and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written off after several appeals, which in some cases may take longer than twelve months. Primarily all of the Company’s receivables are due from patients with commercial or government health plans and workers compensation claims with a small portion related to private pay individuals, attorney and auto claims.

Inventory, Net

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Raw Materials	$3,213	$953
Work-in-process	1,455	200
Finished Goods	4,119	1,640
	$8,787	$2,793
Less: reserve	(152)	(415)
	$8,635	$2,378

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

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. For our finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For our operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on our Consolidated Balance Sheets. For additional information on our leases where the Company is the lessee, see Note 9- Leases.

A significant portion of our device revenue is derived from patients who obtain our devices under month-to-month lease arrangements where the Company is the lessor. Revenue related to devices on lease is recognized in accordance with ASC 842, Leases. Using the guidance in ASC 842, we concluded our transactions should be accounted for as operating leases based on the following criteria below:

●	The lease does not transfer ownership of the underlying asset to the lessee by the end of the lease term.
●	The lease does not grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

●	The lease term is month to month, which does not meet the major part of the remaining economic life of the underlying asset. However, if the commencement date falls at or near the end of the economic life of the underlying asset, this criterion shall not be used for purposes of classifying the lease.
●	There is no residual value guaranteed and the present value of the sum of the lease payments does not equal or exceed substantially all of the fair value of the underlying asset
●	The underlying asset is expected to have alternative uses to the lessor at the end of the lease term.

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

Sales of our devices and supplies are primarily made with, and shipped directly to the patient with a small amount of revenue generated from sales to distributors. In the healthcare industry there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third-party payors, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. There are no substantial costs incurred through support or warranty obligations.

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to ASC 606 and leases subject to ASC 842 (in thousands):

	For the Years Ended December 31,
	2020	2019
Device revenue
Purchased	$6,390	$4,035
Leased	14,879	6,678
Total Device revenue	$21,269	$10,713

Revenues are estimated using the portfolio approach by third-party payor type based upon historical rates of collection, aging of receivables, trends in historical reimbursement rates by third-party payor types, and current relationships and experience with the third-party payors, which includes estimated constraints for third-party payor refund requests, deductions and adjustments. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party payor billing arrangements and the uncertainty of reimbursement amounts for certain products from third-party payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party payor reimbursement, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated and actual collectability are reflected in the period in which received. Historically these differences have been immaterial and the Company has not had a significant reversal of revenue from prior periods.

A change in the way estimates are determined can result from a number of factors, including changes in the reimbursement policies or practices of third-party payors, or changes in industry rates of reimbursement. The Company monitors the variability and uncertain timing over third-party payor types in our portfolios. If there is a change in our third-party payor mix over time, it could affect our net revenue and related receivables. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by third-party payor type. However, changes to constraints for billing adjustments have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

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

Earnings Per Share

We calculate basic earnings per share on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding for the period plus the effect of potential dilutive common shares during the period using the treasury stock method. Potential shares of common stock outstanding include unvested restricted stock awards, vested and unvested unexercised stock options and common stock purchase warrants.

Research and Development

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2020 and 2019 was approximately $0.8 million and $0.6 million, respectively. Research and development, which includes salaries related to research and development and raw materials, are included in general and administrative expenses on the consolidated statement of comprehensive income.

Income Taxes

We record deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as any operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We reduce deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

We recognize tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

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

Management has evaluated other recently issued accounting pronouncements and does not believe that this pronouncement will have a material impact on the Company’s consolidated financial statements.

(3)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31, 2020	December 31, 2019
Property and equipment
Office furniture and equipment	$2,362	$1,178
Assembly equipment	143	128
Vehicles	198	181
Leasehold improvements	559	500
Sales Rep demo units	361	—
Leased devices	809	934
	$4,432	$2,921
Less accumulated depreciation	(2,507)	(2,063)
	$1,925	$858

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on an analysis of the number of units of which are still with patients for which the Company cannot determine the current status.

Total depreciation expense related to our purchased property and equipment was $0.7 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

Total depreciation expense related to devices out on lease was $0.8 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. Depreciation  on leased units is reflected on the income statement as cost of revenue.

During the year ended December 31, 2020, the Company began capitalizing product demo units sent to its territory managers to use in the field. The Company monitors these devices for potential losses and places an estimated reserve on the net book value based on an analysis of terminated territory managers that have not yet returned their units.

Total depreciation expense related to demo unit devices out with sales rep was $0.2 million for the year ended December 31, 2020. Deprecation on demo units is reflected on the income statement as sales and marketing expense.

(4)   EARNINGS PER SHARE

The calculation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019 are as follows:

	For the Years Ended December 31,
	2020	2019
Basic earnings per share
Net income available to common stockholders	$9,074	$9,492
Basic weighted-average shares outstanding	33,869	32,439

Basic earnings per share	$0.27	$0.29

Diluted earnings per share
Net income available to common stockholders	$9,074	$9,492
Weighted-average shares outstanding	33,869	32,439
Effect of dilutive securities - options and restricted stock	1,074	1,524
Diluted weighted-average shares outstanding	34,943	33,963

Diluted earnings per share	$0.26	$0.28

For the years ended December 31, 2020 and 2019, 0.2 million and 0.3 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

(5)   STOCK-BASED COMPENSATION PLANS

Zynex, Inc. 2017 Stock Incentive Plan

The Company currently has one active long-term incentive plan. The Company’s 2017 Stock Incentive Plan (the “2017 Stock Plan”) is the Company’s equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company. Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors. The 2017 Stock Plan mandates a maximum award term of 10 years and stipulates that stock options be granted with prices not less than fair market value on the date of grant. Stock option awards generally vest over four years. Restricted stock awards typically vest quarterly over three years for grants issued to members of our Board of Directors and quarterly or annually over two to four years for grants issued to employees. For stock option awards, all awards granted under the 2017 Stock Plan are stock-settled with common stock issued upon exercise. For restricted stock awards, shares are issued to the recipient upon grant with a restrictive legend and are not included in the calculation of outstanding shares until vesting occurs. At December 31, 2020, there were 3.6 million shares available for future grants under the 2017 Stock Plan.

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

As of December 31, 2020, the Company had 1.0 million stock options outstanding and 0.6 million stock options exercisable under the following plans:

	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	299	299
Equity Compensation Plans not approved by Shareholders	37	25
2017 Stock Option Plan	670	251
Total	1,006	$575

The Company estimates the grant-date fair value of stock option awards using the Black-Scholes option pricing model and restricted stock awards at intrinsic value on the date of grant. The following assumptions were used in estimating the grant date fair value of stock options granted during the years ended December 31, 2020 and 2019:

	2020	2019
Weighted average expected term	6.79 years	6.25 years
Weighted average volatility	117%	122%
Weighted average risk-free interest rate	1.59%	2.30%
Dividend yield	0%	0%

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

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2020	2019
Cost of Revenue	$37	$21
Sales and marketing expense	424	205
General, and administrative	2,220	594
Total stock based compensation expense	2,681	820

The excess tax benefit associated with our stock-based compensation plans for the years ended December 31, 2020 and 2019, was approximately $1.7 million and $0.8 million, respectively.

A combined summary of stock option activity for all plans for the years ended December 31, 2020 and 2019 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Strike	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2018	1,885	$0.80
Granted	653	$5.81
Exercised	(503)	$0.44
Expired	(6)	$1.00
Forfeited	(174)	$2.64
Outstanding at December 31, 2019	1,855	$2.48	6.42	$10,032

Outstanding at December 31, 2019	1,855	$2.48
Granted	14	$10.15
Exercised	(622)	$0.90
Forfeited	(241)	$4.68
Outstanding at December 31, 2020	1,006	$3.04	6.47	$10,483

Exercisable at December 31, 2020	575	$1.62	5.35	$6,807

	Outstanding	Weighted average
	Number of	Remaining				Weighted Average
	Options	Contractual	Weighted Average	Exercisable Number of	Remaining Exercisable	Exercisable
Range	(in thousands)	Life (years)	Strike Price	Options (in thousands)	Contractual Life (years)	Strike Price

$0 to $2.00	473	4.60	$0.35	401	4.28	$0.33

$2.01 to $4.00	270	7.66	$3.05	116	7.43	$2.87

$4.01 to $6.00	19	8.25	$4.45	—	—	$—

$6.01 to $8.00	200	8.56	$7.87	50	8.56	$7.87

$8.01 to $10.00	41	8.92	$9.22	8	8.86	$8.98

$10.01 to $12.00	3	9.04	$10.60	—	—	$—

	1,006	6.47	$3.04	575	5.35	$1.62

A summary of our unvested stock options as of December 31, 2020 and 2019 and related activity is presented below:

	Non-vested
	Shares	Weighted
	Under	Average
	Option	Grant Date
	(in thousands)	Fair Value
Non-vested at December 31, 2018	569	$1.44
Granted	653	$5.12
Vested	(169)	$1.24
Forfeited	(163)	$2.44
Non-vested at December 31, 2019	890	$4.03
Non-vested at December 31, 2019	890	$4.03
Granted	14	$8.88
Vested	(251)	$3.34
Forfeited	(222)	$4.36
Non-vested at December 31, 2020	431	$4.35

A summary of restricted stock award activity under the 2017 Stock Plan for the years ended December 2020 and 2019 are presented below:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Outstanding at December 31, 2018	76	$3.19
Granted	55	$8.10
Vested	(29)	$3.24
Outstanding at December 31, 2019	102	$5.81

Outstanding at December 31, 2019	102	$5.81
Granted	320	$12.92
Vested	(154)	$8.54
Outstanding at December 31, 2020	268	$12.64

As of December 31, 2020, there was approximately $4.3 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.3 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2020 and 2019 was $9.6 million and $4.4 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2020 and 2019 was $1.3 million and $0.1 million, respectively.

(6)   STOCKHOLDERS’ EQUITY

Equity Offering

On July 17, 2020, the Company completed an underwritten public offering of an aggregate 2.5 million shares of common stock at a public offering price of $22.00 per common share. In the offering, 1.25 million shares of common stock were sold by the Company and 1.25 million shares of common stock were sold by Sandgaard Holdings, LLC, which is 100% controlled by Thomas Sandgaard, CEO and Chairman of the Board of Directors. Net proceeds to the Company, after deducting for direct costs associated with the offering, were $25.2 million.

Common Stock Dividend

The Company’s Board of Directors declared a cash dividend of $0.07 per share on November 6, 2018. The dividend of $2.3 million was paid on January 18, 2019 to stockholders of record as of January 2, 2019.

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

From May 14, 2018 through May 13, 2019, we had the ability through our stock repurchase program to re-purchase our common stock at prevailing market rates either in the open market or through privately negotiated transactions up to $2.0 million. From the inception of the plan through May 13, 2019, the Company purchased 576,129 shares of our common stock for $1.8 million or an average price of $3.20 per share. As of December 31, 2020 the Company had no outstanding stock repurchase programs.

Warrants

A summary of stock warrant activity for the years ended December 31, 2020 and 2019 are presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2018	150	$2.42	5.77	$79
Granted	—	$—
Exercised	(40)	$2.00
Forfeited(1)	(10)	$2.00
Outstanding and Exercisable at December 31, 2019	100	$2.63	4.77	$525

Outstanding at December 31, 2019	100	$2.63	4.77	$525
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding and Exercisable at December 31, 2020	100	$2.63	3.76	$1,084

(1)	Warrants were exercised under a net exercise provision in the warrant agreement. As a result, approximately 10,000 warrants were forfeited in lieu of cash payment for shares.

(7)   INCOME TAXES

The pre-tax income from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	2020	2019
United States	$10,185	$11,964
Foreign	(32)	(23)
Total	10,153	11,941

Income tax expense consists of the following for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Current tax expense:
Federal	$841	$1,865
State	292	372
Total tax expense:	1,133	2,237
Deferred tax expense/(benefit):
Federal	(122)	120
State	68	92
Total deferred tax expense/(benefit):	$(54)	$212
Total	$1,079	$2,449

A reconciliation of income tax computed at the U.S. statutory rate of 21% to the effective income tax rate is as follows:

	2020	2019
Statutory rate	21%	21%
State taxes	3	3
Permanent differences and other	1	—
Change in valuation allowance	—	(1)
Stock based compensation	(15)	(4)
Other (true – up)	—	1
Effective rate	10%	20%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Accrued expenses	$10	$34
Lease liability	1,721	1,109
Accounts receivable	18	19
Inventory	495	232
Stock based compensation	306	145
Tax Credits and NOL Carryforward	20	110
Other	1	1
Amortization	43	50
	2,614	1,700
Less: Valuation allowance	—	—
Deferred tax assets	$2,614	$1,700

Deferred tax Liabilities:
Property and equipment	$(470)	$(192)
Finance lease	(78)	(45)
Right-of-use asset	(1,480)	(946)
Prepaid Expenses	(20)	(4)
Deferred tax liabilities	$(2,048)	$(1,187)

Net Deferred tax assets	$566	$513

As of December 31, 2020, the Company has net operating loss carryforwards in various states of approximately $0.5 million, which expire at various dates ranging from five to seven years.

In addition, the Company had no recorded valuation allowances at December 31, 2020 and 2019.

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2020 and 2019, the Company does not have an unrecognized tax liability.

The Company does not classify penalty and interest expense related to income tax liabilities as an income tax expense. Penalties and interest are included within general and administrative expenses on the consolidated statements of operations.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2015 through the current period.

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

(9)  LEASES

The Company has four operating leases pertaining to its corporate headquarters located in Colorado. Details of each lease are as follows:

●	The Company entered into a sublease agreement on October 20, 2017 with CSG Systems Inc. for approximately 41,715 square feet. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot was $7.50, which increased to $19.75 during the second year of the sublease. Each year thereafter increasing by an additional $1 per square foot. The Company has not yet determined whether it is reasonably certain to exercise its renewal option and has therefore only considered the initial term in the calculation of the lease liability and lease asset. The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which was accounted for as a reduction of the operating lease asset and subsequently treated as a reduction of rent expense over the term of the lease. Upon lease commencement, the Company recorded an operating lease liability of $3.9 million and a corresponding right-of-use asset for $3.6 million. The remaining lease term was 2.8 years at December 31, 2020.
●	The Company entered into an amendment to its sublease agreement, above, on March 11, 2019 for an additional 21,420 square feet of office space. The term of the sublease for the additional space began on June 1, 2019 and runs through June 30, 2023, with an option to extend the term for an additional two years through June 30, 2025. During the first seven months of the Amendment to the Sublease, the rent per square foot was $10.00, which increased to $20.75 from January 1, 2020 through October 31, 2020. For annual periods beginning November 1, 2020, the price per square foot increases by an additional $1 per square foot. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.6 million each. The remaining lease term was 2.8 years at December 31, 2020.

●	The Company entered into an amendment to its sublease agreement, above, on January 3, 2020, for an additional 22,546 square feet of office space. The term of the sublease began on March 9, 2020 and will run through June 30, 2025. From the commencement date through October 31, 2020, the rent per square foot is $13.00, increasing to $21.75 per square foot from November 1, 2020 through October 31, 2021. The price per square foot increases by an additional $1 annually beginning November 1, 2021. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.4 million each. The remaining lease term was 2.8 years at December 31, 2020.
●	The Company entered into a lease agreement on September 17, 2020 with GIG CW Compark, LLC for approximately 50,488 square feet. The term of the lease is 65 months, which begins on January 5, 2021. The lease includes an option to extend the lease for one additional five year period. Base rent begins at $9.40 per square feet increasing each year thereafter by an additional $0.30 per square foot. The Company has not yet determined whether or not it is reasonably certain to exercise its renewal option. The Company is also obligated to pay its proportional share of building operating expenses. The landlord agreed to contribute approximately $0.4 million toward tenant improvements. The Company determined that lease commencement occurred earlier than lease inception on January 5, 2021 as the Company began making significant tenant improvements and storing inventory at this location during December 2020. As a result, the Company recorded an operating lease liability of $2.4 million and a corresponding right-of-use asset of $2.1 million as of December 31, 2020. The remaining lease term was 5.4 years at December 31, 2020. The Company has three finance leases for office equipment as follows:
●	The Company entered into an equipment lease on September 20, 2019 with Konica Minolta Premier Finance for a copier/printer and related software located at its corporate offices. The term of the equipment lease agreement is 5 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.2 million each. The remaining lease term was 3.8 years at December 31, 2020.
●	The Company entered into an equipment lease on March 3, 2020 with Konica Minolta Premier Finance for copiers/printers and related software located at its corporate offices. The term of the equipment lease agreement is 4 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.1 million each. The remaining lease term was 3.2 years at December 31, 2020.
●	The Company entered into an equipment lease on November 25, 2020 with Konica Minolta Premier Finance for copiers/printers and related software located at its Grasslands warehouse facility in Colorado. The term of the equipment lease is 5 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.1 million each. The remaining lease term was 4.9 years at December 31, 2020.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s incremental borrowing rate was determined to be 4.0% for its operating lease liabilities. The Company’s equipment lease agreements have implicit rates from 8.3% to 9.7%, which was used to measure its finance lease liability.

The table below reconciles the undiscounted future minimum lease payments under the Company’s operating and finance leases to the total operating and capital lease liabilities recognized on the consolidated balance sheets as of December 31, 2019 (in thousands):

	Operating lease liability	Finance lease liability
2021	2,352	105
2022	2,447	105
2023	1,514	105
2024	512	77
2025	528	35
2026	223	—
Total undiscounted future minimum lease payments	$7,576	$427
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(605)	(67)
Total lease liabilities	$6,971	$360

Operating and finance lease costs were $6.6 million and $1.2 million for years ended December 31, 2020 and 2019, which were included in the consolidated statement of operations under the following headings (in thousands):

	For the years ended December 31,
Operating Lease expense	2020	2019
Costs of revenue - devices and supplies	$740	$121
Sales and marketing expense	1,783	170
General and administrative	3,993	859
Total operating lease expense	$6,516	$1,150

Finance Lease expense
Amortization of right-of-use asset:
Costs of revenue - devices and supplies	$7	$2
Sales and marketing expense	18	4
General and administrative	36	13
Total amortization of right-of-use asset	61	19
Interest expense and other	20	5
Total finance lease expense	$81	$24

(10)  COMMITMENTS AND CONTINGENCIES

See Note 9 for details regarding commitments under the Company’s long-term leases.

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if losses are determined to be both probable and estimable.

The Company is currently not a party to any material pending legal proceedings.

(11)  CONCENTRATIONS

The Company is exposed to concentration of credit risk related primarily to its cash balances. The Company maintains its cash balances in major financial institutions that exceed amounts insured by the FDIC (up to $250,000, per financial institution as of December 31, 2020). The Company has not experienced any realized losses in such accounts and believes it is not exposed to any significant credit risk related to its cash.

The Company had one major vendor from which is sourced approximately 22% and 49%, respectively, of supplies for its electrotherapy products for the years ended December 31, 2020 and 2019. Management believes that its relationships with its suppliers are good. If the relationships were to be replaced, there may be a short-term disruption for a period of time in which products may not be available and additional expenses may be incurred as the Company locates additional or replacement suppliers.

The Company had receivables from one third-party payor at December 31, 2020 which made up approximately 26% of the accounts receivable balance. The Company had receivables from two third-party payors at December 31, 2019, which made up approximately 39% of the accounts receivable balance.

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

During the years ended December 31, 2020 and 2019, The Company recorded an expense of $0.3 million and $0.1 million, respectively, under the aforementioned plan, related to the Company match.

(13)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Revenue	$9,196	$10,297	$11,817	$14,162
Less: cost of revenue and operating expenses	6,940	7,713	9,322	10,431

Income from operations	2,256	2,584	2,495	3,731

Income before income taxes	3,136	2,584	2,496	3,725

Net income	$2,350	$2,162	$2,033	$2,947
Net income per common share:
Basic income per share - net income	$0.07	$0.07	$0.06	$0.09
Diluted income per share - net income	$0.07	$0.06	$0.06	$0.09

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Revenue	$15,228	$19,263	$20,026	$25,605
Less: cost of revenue and operating expenses	12,770	15,178	18,617	23,308

Income from operations	2,458	4,085	1,409	2,297

Income before income taxes	2,454	4,080	1,404	2,215

Net income	$2,937	$3,017	$1,333	$1,787
Net income per common share:
Basic income per share - net income	$0.09	$0.09	$0.04	$0.05
Diluted income per share - net income	$0.09	$0.09	$0.04	$0.04

(14)  COVID-19

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. During the second and third quarters, the Company’s operations were impacted by closures of clinics and reductions in elective surgeries which decreased availability of physicians to prescribe our products. Additionally, the Company had to navigate the impacts it had on employee and supply chain issues. While the Company did not see a significant impact on its operating results or financial position during the year ended December 31, 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.