Form 10-Q
period 2021-03-31
ZYNEX INC
filed 2021-04-29
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 28, 2021
Common Stock, par value $0.001	34,846,656

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$33,439	$39,173
Accounts receivable, net	14,874	13,837
Inventory, net	10,957	8,635
Prepaid expenses and other	1,559	1,378
Total current assets	60,829	63,023

Property and equipment, net	2,299	1,925
Operating lease asset	5,380	5,993
Finance lease asset	457	321
Deposits	340	347
Deferred income taxes	931	566
Total assets	$70,236	$72,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	3,338	4,717
Operating lease liability	2,043	2,051
Finance lease liability	104	77
Income taxes payable	266	280
Accrued payroll and related taxes	3,564	2,992
Total current liabilities	9,315	10,117
Long-term liabilities:
Operating lease liability	4,371	4,920
Finance lease liability	397	283
Total liabilities	14,083	15,320

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,143,761 issued and 34,849,790 outstanding as of March 31, 2021 and 36,126,698 issued and 34,791,931 outstanding as of December 31, 2020	37	36
Additional paid-in capital	37,313	37,235
Treasury stock 1,076,220 shares, at March 31, 2021 and 1,071,220 shares at December 31, 2020, respectively, at cost	(3,921)	(3,846)
Retained earnings	22,724	23,430
Total stockholders' equity	56,153	56,855
Total liabilities and stockholders' equity	$70,236	$72,175

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
NET REVENUE
Devices	$6,365	$3,444
Supplies	17,762	11,784
Total net revenue	24,127	15,228

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	5,886	3,401
Sales and marketing	13,827	5,584
General and administrative	5,495	3,785
Total costs of revenue and operating expenses	25,208	12,770

Income/(loss) from operations	(1,081)	2,458

Other expense
Interest expense	(9)	(4)
Other expense, net	(9)	(4)

Income/(loss) from operations before income taxes	(1,090)	2,454
Income tax benefit	(384)	(483)
Net Income/(Loss)	$(706)	$2,937

Net income/(loss) per share:
Basic	$(0.02)	$0.09

Diluted	$(0.02)	$0.09

Weighted average basic shares outstanding	34,837	32,913
Weighted average diluted shares outstanding	34,837	34,204

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(706)	$2,937
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	487	252
Non-cash reserve charges	2	249
Stock-based compensation	108	497
Non-cash lease expense	55	(10)
Provision for deferred income taxes	(378)	(473)
Change in operating assets and liabilities:
Accounts receivable	(1,037)	(716)
Prepaid and other assets	(182)	(819)
Accounts payable and other accrued expenses	(798)	162
Inventory	(2,863)	(1,501)
Deposits	7	54
Net cash provided by/(used in) operating activities	(5,305)	632

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(299)	(297)
Net cash used in investing activities	(299)	(297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(23)	(11)
Purchase of treasury stock	(75)	—
Proceeds from the issuance of common stock on stock-based compensation awards	27	221
Taxes withheld and paid on employees' equity awards	(59)
Net cash (used in)/provided by financing activities	(130)	210
Net increase/(decrease) in cash	(5,734)	545
Cash at beginning of period	39,173	14,040
Cash at end of period	$33,439	$14,585

Supplemental disclosure of cash flow information:
Cash paid for interest	$(9)	$(4)
Cash paid for rent	$(521)	$(328)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$162	$1,433
Inventory transferred to property and equipment under lease	$473	$187
Inventory transferred to property and equipment as demo devices	$67	$—

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2019	32,791,665	$34	$9,198	$(3,846)	$14,356	$(89)	$19,653
Exercised and vested stock-based awards	385,917	—	221	—	—	—	221
Stock-based compensation expense	—	—	497	—	—	—	497
Net income	—	—	—	—	2,937	—	2,937
Balance at March 31, 2020	33,177,582	$34	$9,916	$(3,846)	$17,293	$(89)	$23,308

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2020	34,791,931	$36	$37,235	$(3,846)	$23,430	$—	$56,855
Exercised and vested stock-based awards	57,769	1	29	—	—	—	30
Stock-based compensation expense	—	—	108	—	—	—	108
Shares of common stock withheld to pay taxes on employees' equity awards	(3,758)	—	(59)	—	—	—	(59)
Warrants exercised	8,848	—	—	—	—	—	—
Treasury stock	(5,000)	—	—	(75)	—	—	(75)
Net income	—	—	—	—	(706)	—	(706)
Balance at March 31, 2021	34,849,790	$37	$37,313	$(3,921)	$22,724	$—	$56,153

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of March 31, 2021, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe; therefore, ZMS has achieved no revenues to date. Its inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compound pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the three months ended March 31, 2021 and 2020, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and health care providers.

Unaudited Consolidated Financial Statements

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Amounts as of December 31, 2020, are derived from those audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2021 and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

During 2020, the Company revised its cost center allocations to better align with its business operations. As a result, reclassifications between general and administrative and selling and marketing expenses have been made to the three months ended March 31, 2020 financial statements to conform to the consolidated 2021 financial statement presentation. These reclassifications had no effect on net earnings, retained earnings or cash flows as previously reported.

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

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. For our finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For our operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on our Consolidated Balance Sheets. For additional information on our leases where the Company is the lessee, see Note 7- Leases.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable, Net

The Company’s accounts receivables represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies or complimentary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company invoices the patient’s third-party payor or the patient. Billing adjustments represent the difference between the list price and the reimbursement rates set by third-party payors, including Medicare, commercial payors and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written-off after several appeals, which in some cases may take longer than twelve months. Substantially all of the Company’s receivables are due from patients with commercial or government health plans and workers compensation claims with a small portion related to private pay individuals, attorney and auto claims.

Revenue Recognition

Revenue is derived from sales and leases of our electrotherapy devices and sales of related supplies and complimentary products. The Company recognizes revenue when control of the product has been transferred to the patient, in the amount that reflects the consideration the Company expects to receive. In general, revenue from sales of our devices and supplies is recognized once the product is delivered to the patient, which is when control is deemed to have transferred to our patient.

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

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to ASC 606 and leases subject to ASC 842 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Device revenue
Purchased	$2,332	$1,280
Leased	4,033	2,164
Total Device revenue	6,365	3,444

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenues are estimated using the portfolio approach by third-party payor type based upon historical rates of collection, aging of receivables, trends in historical reimbursement rates by third-party payor types, and current relationships and experience with the third-party payors, which includes estimated constraints for third-party payor refund requests, deductions and adjustments. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party payor billing arrangements and the uncertainty of reimbursement amounts for certain products from third-party payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party payor reimbursement, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated and actual collectability are reflected in the period in which the difference is identified. Historically these differences have been immaterial and the Company has not had a significant reversal of revenue from prior periods.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventory, Net

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory (in thousands):

	March 31, 2021	December 31, 2020

Raw Materials	$4,102	$3,213
Work-in-process	390	1,455
Finished Goods	6,617	4,119
	$11,109	$8,787
Less: reserve	(152)	(152)
	$10,957	$8,635

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(2)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 31, 2021	December 31, 2020
Property and equipment
Office furniture and equipment	$2,196	$2,362
Assembly equipment	151	143
Vehicles	198	198
Leasehold improvements	1,013	559
Sales Rep demo units	313	361
Leased devices	1,086	809
	$4,957	$4,432
Less accumulated depreciation	(2,658)	(2,507)
	$2,299	$1,925

Total depreciation expense related to our property and equipment was $0.1 million for each of the three months ended March 31, 2021 and 2020.

Total depreciation expense related to devices out on lease was $0.2 million for each of the three months ended March 31, 2021 and 2020. Depreciation on leased units is reflected on the income statement as cost of revenue.

Total depreciation expense related to demo unit devices out with sales representatives was $0.1 million and nil for the three months ended March 31, 2021 and 2020, respectively. Deprecation on demo units is reflected on the income statement as sales and marketing expense.

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on an analysis of the number of units of which are still with patients for which the Company cannot determine the current status.

The Company monitors demo devices for potential losses and places an estimated reserve on the net book value based on an analysis of terminated territory managers that have not yet returned their units

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)   EARNINGS PER SHARE

Basic earnings/(loss) per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period, calculated using the treasury-stock method for outstanding stock options. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential common shares outstanding would be anti-dilutive.

The calculation of basic and diluted earnings per share for the three months ended March 31, 2021and 2020 are as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2021	2020
Basic earnings per share
Net income available to common stockholders	$(706)	$2,937
Basic weighted-average shares outstanding	34,837	32,913

Basic earnings per share	$(0.02)	$0.09

Diluted earnings per share
Net income available to common stockholders	$(706)	$2,937
Weighted-average shares outstanding	34,837	32,913
Effect of dilutive securities - options and restricted stock	—	1,291
Diluted weighted-average shares outstanding	34,837	34,204

Diluted earnings per share	$(0.02)	$0.09

For the three months ended March 31, 2021 and 2020, 1.1 million and 0.3 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2021, no stock option awards were granted under the 2017 Stock Plan. During the three months ended March 31, 2020, 14,000 stock option awards were granted under the 2017 Stock Plan. At March 31, 2021, the company had 0.8 million stock options outstanding and 0.6 million exercisable under the following plans:

	Outstanding	Exercisable
	Number of Options	Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	296	296
Equity Compensation Plans not approved by Shareholders	38	25
2017 Stock Option Plan	490	274
Total	824	$595

During the three months ended March 31, 2021, 65,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan. During the three months ended March 31, 2020, 165,000 shares of restricted stock were granted. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock is typically released quarterly over three years for the Board of Directors and annually or quarterly over four years for management.

The following summarizes stock-based compensation expenses recorded in the consolidated statements of operations:

	For the Three Months Ended March 31,
	2021	2020
Cost of Revenue	$15	$6
Sales and marketing expense	15	29
General, and administrative	78	462
Total stock based compensation expense	$108	$497

The Company received proceeds of $27,000 and $0.2 million related to option exercises during the three months ended March 31, 2021 and 2020, respectively.

The Company used the Black-Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the three months ended March 31, 2021 and March 31, 2020.

	For the Three Months
	Ended March 31,
	2021	2020
Expected term (years)	—	6.79
Risk-free interest rate	—%	1.59%
Expected volatility	—%	116.76%
Expected dividend yield	—%	—%

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity under all equity compensation plans for the three months ended March 31, 2021, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2020	1,006	$3.04	6.47	$10,483
Granted	—	$—
Forfeited	(174)	$7.65
Exercised	(8)	$3.12
Outstanding at March 31, 2021	824	$2.07	5.79	$10,873

Exercisable at March 31, 2021	595	$1.73	5.23	$8,061

A summary of restricted stock award activity under all equity compensation plans for the three months ended March 31, 2021, is presented below:

Number of
Shares
(in thousands)
Granted but not vested at December 31, 2020	268
Granted	65
Forfeited	(66)
Vested	(49)
Granted but not vested at March 31, 2021	218

As of March 31, 2021, the Company had approximately $3.5 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.3 years.

(5)   STOCKHOLDERS’ EQUITY

Treasury Stock

On March 8, 2021, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through September 8, 2021. From the inception of the plan through March 31, 2021, the Company purchased 5,000 shares of our common stock for $0.1 million or an average price of $14.79 per share.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of stock warrant activity for the three months ended March 31, 2021 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2020	100	$2.63	3.76	$1,084
Granted	—	$—
Exercised	(10)	$2.50	3.52	192
Forfeited	—	$—
Outstanding and Exercisable at March 31, 2021	90	$2.64	3.52	$1,137

(6)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three months ended March 31, 2021 discrete items adjusted were $0.4 million. At March 31, 2021 the Company is currently estimating an annual effective tax rate of approximately 25.2%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 35% for the three months ended March 31, 2021. Discrete items recognized during the three months ended March 31, 2021 and 2020, resulted in a tax benefit of approximately $0.1 million and $1.1 million, respectively. The Company recorded an income tax benefit of $0.4 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

No taxes were paid during the three months ended March 31, 2021 and 2020.

(7)   LEASES

The Company has five operating leases; four pertaining to its corporate headquarters and one for its warehouse facility located in Englewood, CO. Details of each lease are as follows:

●	The Company entered into a sublease agreement on October 20, 2017 with CSG Systems Inc. for approximately 41,715 square feet. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot is $7.50, which increased to $19.75 during the second year of the sublease and each year thereafter increasing by an additional $1 per square foot. The Company has not yet determined whether it is reasonably certain to exercise its renewal option and has therefore only considered the initial term when determining the lease liability and lease asset. The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which was accounted for as a reduction of the operating lease asset and subsequently treated as a reduction of rent expense over the term of the lease. Upon lease commencement, the Company recorded an

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

operating lease liability of $3.9 million and a corresponding right-of-use asset for $3.6 million. The remaining lease term was 2.3 years at March 31, 2021.
●	The Company entered into an amendment to its sublease agreement, above, on March 11, 2019 for an additional 21,420 square feet of office space. The term of the sublease for the additional space began on June 1, 2019 and runs through June 30, 2023, with an option to extend the term for an additional two years through June 30, 2025. During the first seven months of the Amendment to the Sublease, the rent per square foot was $10.00, which increased to $20.75 from January 1, 2020 through October 31, 2020. For annual periods beginning November 1, 2020, the price per square foot increases by an additional $1 per square foot. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.6 million each. The remaining lease term was 2.3 years at March 31, 2021.
●	The Company entered into an amendment to its sublease agreement, above, on January 3, 2020 for an additional 22,546 square feet of office space. The term of the sublease began on March 9, 2020 and will run through June 30, 2025. From the commencement date through October 31, 2020, the rent per square foot is $13.00, increasing to $21.75 per square foot from November 1, 2020 through October 31, 2021. The price per square foot increases by an additional $1 annually beginning November 1, 2021. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.4 million each. The remaining lease term was 2.3 years at March 31, 2021.
●	The Company entered into a lease agreement on September 17, 2020 with GIG CW Compark, LLC for approximately 50,488 square feet. The term of the lease began on January 5, 2021 and will run through June 5, 2026. The lease includes an option to extend the lease for one additional five year period. Base rent began at $9.40 per square feet increasing each year thereafter by an additional $0.30 per square foot. The Company has not yet determined whether or not it is reasonably certain to exercise its renewal option. The Company is also obligated to pay its proportional share of building operating expenses. The landlord agreed to contribute approximately $0.4 million toward tenant improvements. The Company determined that lease commencement occurred earlier than lease inception on January 5, 2021 as the Company began making significant tenant improvements and storing inventory at this location during December 2020. Upon lease commencement, the Company recorded an operating lease liability of $2.4 million and a corresponding right-of-use asset of $2.1 million. The remaining lease term was 5.2 years at March 31, 2021.
●	Subsequent to March 31, 2021, the Company entered into a sublease agreement on April 9, 2021 with Cognizant Trizetto Software Group, Inc. for approximately 166,912 square feet of office space as its new corporate headquarters. The term of the sublease will begin upon move in at some point during second quarter and will run through April 29, 2028. The Company is entitled to rent credits equal to twenty-one months of base rent at the initial rate. During the first thirty-three months of the sublease, the rent per square foot is $26.50. The price per square foot increases by an additional $0.50 during each subsequent twelve-month period of the sublease. The Company estimates that it will record a right-of-use asset and liability of $13.4 million each upon lease commencement.

The Company has five finance leases for office equipment as follows:

●	The Company entered into an equipment lease on September 20, 2019 with Konica Minolta Premier Finance for a copier/printer and related software located at its corporate offices. The term of the equipment lease agreement is 5 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.2 million each. The remaining lease term was 3.6 years at March 31, 2021.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	The Company entered into an equipment lease on March 3, 2020 with Konica Minolta Premier Finance for copiers/printers and related software located at its corporate offices. The term of the equipment lease agreement is 4 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.1 million each. The remaining lease term was 3.0 years at March 31, 2021.
●	The Company entered into an equipment lease on November 25, 2020 with Konica Minolta Premier Finance for copiers/printers and related software located at its Grasslands warehouse facility in Colorado. The term of the equipment lease is 5 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.1 million each. The remaining lease term was 4.7 years at March 31, 2021.
•

The Company entered into an equipment lease on December 14, 2020 with Konica Minolta Premier Finance for mail solution and related software located at its Grasslands warehouse facility in Colorado. The term of the equipment lease is 5.3 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.2 million each. The remaining lease term was 5.3 years at March 31, 2021.

●	The Company entered into an equipment lease on November 3, 2020 with Altitude Leasing for a baler located at its Grasslands warehouse facility in Colorado. The term of the equipment lease is 3 years with no option to purchase the equipment at the end of the lease. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $8,000 each. The remaining lease term was 2.8 years at March 31, 2021.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s incremental borrowing rate was determined to be 4.0% for its operating lease liabilities. The Company’s equipment lease agreements have implicit rates from 8.3% to 20.7%, which were used to measure its finance lease liability.

	Operating lease liability	Financing lease liability
April 1, 2021 through December 31, 2021	1,768	110
2022	2,447	147
2023	1,514	147
2024	512	116
2025	528	73
2026	223	19
Total undiscounted future minimum lease payments	6,992	612
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(578)	(111)
Total lease liabilities	$6,414	$501

Operating lease costs were $0.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, $0.2 million of operating lease costs incurred primarily at our manufacturing and warehouse facility were included in cost of sales and $0.4 million were included in general and administrative expenses on the consolidated statement of operations. All operating lease costs for the three months ended March 31, 2020 were included in general and administrative expenses on the consolidated statement of operations.

(8)   CONCENTRATIONS

For the three months ended March 31, 2021, the Company sourced approximately 32% of the components for its electrotherapy products from two significant vendors (defined as supplying at least 10%). For the three months ended March 31, 2020 the company sourced approximately 40% of components from two significant vendors.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

At March 31, 2021, the Company had receivables from two third-party payers that made up approximately 37% of the net accounts receivable balance. At December 31, 2020, the Company had receivables from one third-party payer that made up approximately 26% of the net accounts receivable balance.

(9) LITIGATION

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the ability to engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or leased to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the impact of COVID-19 on our business, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2020.

These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2020 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Summary

Net revenue was $24.1 million and $15.2 million for the three months ended March 31, 2021 and 2020, respectively. Net revenue increased 58% for the three-month period ended March 31, 2021. The Company had a net loss of $0.7 million during the three months ended March 31, 2021 as compared with net income of $2.9 million during the three months ended March 31, 2020. Cash flows used in operating activities were $5.3 million during the three months ended March 31, 2021.Working capital at March 31, 2021 was $51.5 million, a decrease of 3% from $52.9 million as of December 31, 2020.

Net Revenue

Net revenues are comprised of device and supplies sales, constrained by estimated third-party payor reimbursement deductions and estimated uncollectible amounts. Product device revenue is primarily comprised of sales and rentals of our electrotherapy products and other complimentary products.

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

Net revenue increased $8.9 million or 58% to $24.1 million for the three months ended March 31, 2021, from $15.2 million for the same period in 2020. The growth in net revenue is primarily related to the 140% growth in device orders which led to an increased customer base and drove higher sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $3.0 million or 85% to $6.4 million for the three months ended March 31, 2021, from $3.4 million for the same period in 2020.The increase in device revenue is primarily related to increased orders which are attributable to the growth of our sales force.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our products. Supplies revenue increased $6.0 million or 51% to $17.8 million for the three months ended March 31, 2021, from $11.8 million for the same period in 2020.The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2020 and 2021.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended March 31, 2021 increased 73% to $5.9 million from $3.4 million for the three months ended March 31, 2020. The increase in cost of revenue is primarily due to an increase of 140% in device orders. As a percentage of revenue, cost of revenue – device and supply increased to 24% for the three months ended March 31, 2021 from 22% for the same period in 2020. The increase as a percentage of revenue is due to lower collections from certain commercial insurance payors as well an increase in overhead costs related to the new manufacturing and warehouse facility that the Company began operating out of in January 2021.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses. Sales and marketing expense for the three months ended March 31, 2021 increased 148% to $13.8 million from $5.6 million for the three months ended March 31, 2020. The increase in sales and marketing expense is primarily due to the expansion of our sales force and the related costs associated with increased headcount. As a percentage of revenue, sales and marketing expense increased to 57% for the three months ended March 31, 2021 from 37% for the same period in 2020. The increase as a percentage of revenue is primarily due to the increase aforementioned expenses, partially offset by the increase in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended March 31, 2021 increased 45% to $5.5 million from $3.8 million for the three months ended March 31, 2020.The increase in general and administrative expense is primarily due to increased compensation and benefit expense related to headcount growth and increases in rent and facilities expense as we expanded our corporate headquarters during March 2020 as well as leased a new manufacturing and warehouse facility in December 2020. As a percentage of revenue, general and administrative expense decreased to 23% for the three months ended March 31, 2021 from 25% for the same period in 2020. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by the aforementioned expenses.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 35% for the three months ended March 31, 2021. Discrete items, primarily related to excess tax benefits on stock option exercises, of $0.1 million and $1.1 million were recognized as a benefit against income tax expense for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 the company has an income tax benefit of approximately $0.4 million. For the three months ended March 31, 2020 the company had an income tax benefit of approximately $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At March 31, 2021, our principal source of liquidity was $33.4 million in cash and $14.9 million in accounts receivable.

Net cash used in operating activities for the three months ended March 31, 2021 was $5.3 million compared with net cash provided by operating activities of $0.6 million for the three months ended March 31, 2020. The increase in cash used in operating activities for the three months ended March 31, 2021 was primarily due to the significant increase in inventory in 2021 as well as an increase in receivables balances. The increase in inventory is related to our order growth plus increased stockpiles in anticipation of possible supply chain shortages related to the COVID-19 virus.

Net cash used in investing activities for each of the three months ended March 31, 2021 and 2020 was $0.3 million. Cash used in investing activities for both periods was primarily related to office furniture and equipment and leasehold improvements at our new manufacturing and warehouse facility for the three months ended March 31, 2021 and at our corporate headquarters for the three months ended March 31, 2020.

Net cash used in financing activities for the three months ended March 31, 2021 was $0.1 million compared with net cash provided by financing activities of $0.2 million for the same period in 2020.  The cash used in financing activities for the three months ended March 31, 2021 was primarily due to treasury stock purchase activity. Cash provided by financing activities for the three months ended March 31, 2020 was primarily due to proceeds from the issuance of common stock upon exercises of stock options.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at March 31, 2021 of $33.4 million;
●	Our working capital balance of $51.5 million; and
●	Our projected income and cash flows for the next 12 months.

On March 8, 2021, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through September 8, 2021. From the inception of the plan through March 31, 2021, the Company purchased 5,000 shares of our common stock for $0.1 million or an average price of $14.79 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 to the Consolidated Financial Statements located within our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 25, 2021.

OFF BALANCE SHEET ARRANGEMENTS

The Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

RISKS AND UNCERTAINTIES

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the three months ended March 31, 2021 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to certain market risks, including changes in interest rates. Uncertainties that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory, or credit risks are not included in the following assessment of market risks.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

As of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Total
	Number of	Average	Total Number of	Approximate Dollar
	Shares	Price Paid	Shares Purchased as Part of	Value (in thousands) of Shares that may
	Purchased	per Share	Publicly Announced Program	yet be Purchased under the Program

March 8 to March 31, 2021	5,000	$14.79	5,000	$9,926

On March 8, 2021, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through September 8, 2021. From the inception of the plan through March 31, 2021, the Company purchased 5,000 shares of our common stock for $0.1 million or an average price of $14.79 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit Number	Description

10.1

Sublease Agreement, dated April 8, 2021, by and between Zynex, Inc. and Cognizant Trizetto Software Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on April 9, 2021 with the Commission and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: April 29, 2021	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)