Form 10-Q
period 2021-06-30
ZYNEX INC
filed 2021-07-29
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38804

Zynex, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	90-0275169
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9655 Maroon Cir.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 29, 2021
Common Stock, par value $0.001	34,760,392

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$32,330	$39,173
Accounts receivable, net	18,310	13,837
Inventory, net	9,951	8,635
Prepaid expenses and other	1,188	1,378
Total current assets	61,779	63,023

Property and equipment, net	2,355	1,925
Operating lease asset	18,111	5,993
Finance lease asset	429	321
Deposits	584	347
Deferred income taxes	440	566
Total assets	$83,698	$72,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	2,652	4,717
Operating lease liability	2,367	2,051
Finance lease liability	106	77
Income taxes payable	403	280
Accrued payroll and related taxes	3,363	2,992
Total current liabilities	8,891	10,117
Long-term liabilities:
Operating lease liability	17,136	4,920
Finance lease liability	371	283
Total liabilities	26,398	15,320

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,204,189 issued and 34,767,899 outstanding as of June 30, 2021 and 36,126,698 issued and 34,791,931 outstanding as of December 31, 2020	37	36
Additional paid-in capital	37,697	37,235
Treasury stock 1,211,399 shares, at June 30, 2021 and 1,071,220 shares at December 31, 2020, respectively, at cost	(5,966)	(3,846)
Retained earnings	25,532	23,430
Total stockholders' equity	57,300	56,855
Total liabilities and stockholders' equity	$83,698	$72,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
NET REVENUE
Devices	$7,828	$4,281	$14,193	$7,725
Supplies	23,194	14,982	40,956	26,766
Total net revenue	31,022	19,263	55,149	34,491

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	7,267	4,061	13,153	7,462
Sales and marketing	13,752	6,800	27,579	12,384
General and administrative	6,188	4,317	11,683	8,102
Total costs of revenue and operating expenses	27,207	15,178	52,415	27,948

Income from operations	3,815	4,085	2,734	6,543

Other expense
Interest expense	(45)	(5)	(54)	(9)
Other expense, net	(45)	(5)	(54)	(9)

Income from operations before income taxes	3,770	4,080	2,680	6,534
Income tax expense	962	1,063	578	580
Net Income	$2,808	$3,017	$2,102	$5,954

Net income per share:
Basic	$0.08	$0.09	$0.06	$0.18
Diluted	$0.08	$0.09	$0.06	$0.17

Weighted average basic shares outstanding	34,810	33,283	34,824	33,098
Weighted average diluted shares outstanding	35,583	34,454	35,629	34,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,102	$5,954
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	1,094	537
Non-cash reserve (recoveries)	(35)	(310)
Stock-based compensation	509	1,076
Non-cash lease expense	414	8
Provision for deferred income taxes	126	110
Change in operating assets and liabilities:
Accounts receivable	(4,473)	(1,431)
Prepaid and other assets	191	(489)
Accounts payable and other accrued expenses	(1,570)	189
Inventory	(2,398)	(2,408)
Deposits	(238)	47
Net cash (used in)/ provided by operating activities	(4,278)	3,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(354)	(654)
Net cash (used in) investing activities	(354)	(654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(44)	(27)
Purchase of treasury stock	(2,120)	—
Proceeds from the issuance of common stock on stock-based awards	89	274
Taxes withheld and paid on employees' equity awards	(136)	—
Net cash (used in)/provided by financing activities	(2,211)	247
Net (decrease)/ increase in cash	(6,843)	2,876
Cash at beginning of period	39,173	14,040
Cash at end of period	$32,330	$16,916

Supplemental disclosure of cash flow information:
Cash paid for interest	$(54)	$(9)
Cash paid for rent	$(1,069)	$(779)
Cash paid for income taxes	$(335)	$(660)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,247	$1,433
Right-of-use assets obtained in exchange for new finance lease liabilities	$162	$72
Inventory transferred to property and equipment under lease	$967	$343
Inventory transferred to property and equipment as demo devices	$114	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2019	32,791,665	$34	$9,198	$(3,846)	$14,356	$(89)	$19,653
Exercised and vested stock-based awards	385,917	—	221	—	—	—	221
Stock-based compensation expense	—	—	497	—	—	—	497
Net income	—	—	—	—	2,937	—	2,937
Balance at March 31, 2020	33,177,582	$34	$9,916	$(3,846)	$17,293	$(89)	$23,308
Exercised and vested stock-based awards, net of tax	157,414	—	53	—	—	—	53
Stock-based compensation expense	—	—	579	—	—	—	579
Net income	—	—	—	—	3,017	—	3,017
Balance at June 30, 2020	33,334,996	34	10,548	(3,846)	20,310	(89)	26,957

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2020	34,791,931	$36	$37,235	$(3,846)	$23,430	$—	$56,855
Exercised and vested stock-based awards	57,769	1	29	—	—	—	30
Stock-based compensation expense	—	—	108	—	—	—	108
Shares of common stock withheld to pay taxes on employees' equity awards	(3,758)	—	(59)	—	—	—	(59)
Warrants exercised	8,848	—	—	—	—	—	—
Treasury stock	(5,000)	—	—	(75)	—	—	(75)
Net income	—	—	—	—	(706)	—	(706)
Balance at March 31, 2021	34,849,790	$37	$37,313	$(3,921)	$22,724	$—	$56,153
Exercised and vested stock-based awards, net of tax	85,190	—	59	—	—	—	59
Stock-based compensation expense	—	—	401	—	—	—	401
Shares of common stock withheld to pay taxes on employees' equity awards	(31,902)	—	(76)	—	—	—	(76)
Treasury stock	(135,179)	—	—	(2,045)	—	—	(2,045)
Net income	—	—	—	—	2,808	—	2,808
Balance at June 30, 2021	34,767,899	$37	$37,697	$(5,966)	$25,532	$—	$57,300

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of June 30, 2021, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”), which was incorporated in June 2015 as a wholly-owned Colorado corporation. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the three and six months ended June 30, 2021 and 2020, the Company generated all of its revenue in North America from sales of its devices and supplies to patients and health care providers.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2021 and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

During 2020, the Company revised its cost center allocations to better align with its business operations. As a result, reclassifications between general and administrative and selling and marketing expenses have been made to the three and six months ended June 30, 2020 financial statements to conform to the consolidated 2021 financial statement presentation. These reclassifications had no effect on net earnings, retained earnings or cash flows as previously reported.

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

Sales of our devices and supplies are primarily made with and shipped directly to the patient with a small amount of revenue generated from sales to distributors. In the healthcare industry there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third party payors, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. There are no substantial costs incurred through support or warranty obligations.

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to ASC 606 and leases subject to ASC 842 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Device revenue
Purchased	$2,337	$1,223	$4,668	$2,503
Leased	5,491	3,058	9,525	5,222
Total Device revenue	$7,828	$4,281	$14,193	$7,725

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities, for which current carrying amounts approximate fair value due to their short-term nature. Financial instruments also include our operating and finance lease obligations, the carrying value of which approximates fair value because the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and average maturities.

Inventory, Net

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory (in thousands):

	June 30, 2021	December 31, 2020
Raw Materials	$4,163	$3,213
Work-in-process	686	1,455
Finished Goods	5,254	4,119
	$10,103	$8,787
Less: reserve	(152)	(152)
	$9,951	$8,635

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

(2)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	June 30, 2021	December 31, 2020
Property and equipment
Office furniture and equipment	$2,252	$2,362
Assembly equipment	151	143
Vehicles	198	198
Leasehold improvements	1,013	559
Sales Rep demo units	215	361
Leased devices	1,351	809
	5,180	4,432
Less accumulated depreciation	(2,825)	(2,507)
	$2,355	$1,925

Total depreciation expense related to our property and equipment was $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense for the six-month periods ended June 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively.

Total depreciation expense related to devices out on lease was $0.4 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense related to devices out on lease was $0.6 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total depreciation expense related to demo unit devices out with sales representatives was $0.1 million and nil for the three months ended June 30, 2021 and 2020, respectively. Total depreciation expense related to demo unit devices out with sales representatives was $0.2 million and nil for the six months ended June 30, 2021 and 2020, respectively. Deprecation on demo units is reflected on the income statement as sales and marketing expense.

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on an analysis of the number of units which are still with patients for which the Company cannot determine the current status.

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

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share
Net income available to common stockholders	$2,808	$3,017	$2,102	$5,954
Basic weighted-average shares outstanding	34,810	33,283	34,824	33,098

Basic earnings per share	$0.08	$0.09	$0.06	$0.18

Diluted earnings per share
Net income available to common stockholders	$2,808	$3,017	$2,102	$5,954
Weighted-average shares outstanding	34,810	33,283	34,824	33,098
Effect of dilutive securities - options and restricted stock	773	1,171	805	1,231
Diluted weighted-average shares outstanding	35,583	34,454	35,629	34,329

Diluted earnings per share	$0.08	$0.09	$0.06	$0.17

For the three and six months ended June 30, 2021, options to purchase 0.1 million and 0.2 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2021, no stock option awards were granted under the 2017 Stock Plan. During the three months ended June 30, 2020, no stock option awards were granted under the 2017 Stock Plan. During the six months ended June 30, 2020, 14,000 stock option awards were granted under the 2017 Stock Plan. At June 30, 2021, the company had 0.7 million stock options outstanding and 0.6 million exercisable under the following plans:

	Outstanding	Exercisable
	Number of Options	Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	295	295
Equity Compensation Plans not approved by Shareholders	37	37
2017 Stock Option Plan	412	265
Total	744	597

During the three and six months ended June 30, 2021, 30,000 and 95,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. During the three and six months ended June 30, 2020, 38,000 and 208,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards typically occur quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

The following summarizes stock-based compensation expenses recorded in the consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Cost of Revenue	$15	$2	$30	$9
Sales and marketing expense	15	98	30	127
General, and administrative	371	479	449	940
Total stock based compensation expense	401	579	509	1,076

The Company received proceeds of $0.1 million related to option exercises during each of the three and six months ended June 30, 2021, respectively. The Company received proceeds of $0.1 million and $0.3 million related to option exercises during the three and six months ended June 30, 2020, respectively.

The Company did not grant any stock options during the three and six months ended June 30, 2021, nor during the three months ended June 30, 2020. The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the six months ended June 30, 2020:

Expected term (years)	6.79
Risk-free interest rate	1.59%
Expected volatility	116.76%
Expected dividend yield	—%

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity under all equity compensation plans for the six months ended June 30, 2021, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2020	1,006	$3.04	6.47	$10,483
Forfeited	(190)	$7.34
Exercised	(72)	$6.90
Outstanding at June 30, 2021	744	$1.57	5.29	$10,386

Exercisable at June 30, 2021	597	$1.01	4.78	$8,674

A summary of restricted stock award activity under all equity compensation plans for the six months ended June 30, 2021, is presented below:

Number of
Shares
(in thousands)
Granted but not vested at December 31, 2020	268
Granted	95
Forfeited	(68)
Vested	(71)
Granted but not vested at June 30, 2021	224

As of June 30, 2021, the Company had approximately $3.4 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.4 years.

(5)   STOCKHOLDERS’ EQUITY

Treasury Stock

On March 8, 2021, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through September 8, 2021. From the inception of the plan through June 30, 2021, the Company purchased 140,179 shares of our common stock for $2.1 million or an average price of $15.12 per share.

Warrants

A summary of stock warrant activity for the six months ended June 30, 2021 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2020	100	$2.63	3.76	$1,084
Granted	—	$—
Exercised	(10)	$2.50	3.27	192
Forfeited	—	$—
Outstanding and Exercisable at June 30, 2021	90	$2.64	3.27	$1,160

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three and six months ended June 30, 2021 discrete items adjusted were $0.1 million and $0.5 million, respectively. At June 30, 2021 the Company is currently estimating an annual effective tax rate of approximately 26%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 22% for the six months ended June 30, 2021. The Company recorded income tax expense of $1.0 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and income tax expense of $1.1 million and $0.6 million for the three and six months ended June 30, 2020.

Taxes of $0.3 million and $0.6 million were paid during the six months ended June 30, 2021 and 2020, respectively.

(7)   LEASES

The Company has five operating leases; four pertaining to its corporate headquarters and one for its warehouse facility located in Englewood, CO. Details of each lease are as follows:

●	The Company entered into a sublease agreement on October 20, 2017 with CSG Systems Inc. for approximately 41,715 square feet. The term of the sublease runs through June 30, 2023, with an option to extend for an additional two years through June 30, 2025. During the first year of the sublease, the rent per square foot is $7.50, which increased to $19.75 during the second year of the sublease and each year thereafter increasing by an additional $1 per square foot. The Company has not yet determined whether it is reasonably certain to exercise its renewal option and has therefore only considered the initial term when determining the lease liability and lease asset. The Company is also obligated to pay its proportionate share of building operating expenses. The sub-landlord agreed to contribute approximately $0.2 million toward tenant improvements which was accounted for as a reduction of the operating lease asset and subsequently treated as a reduction of rent expense over the term of the lease. Upon lease commencement, the Company recorded an operating lease liability of $3.9 million and a corresponding right-of-use asset for $3.6 million. The remaining lease term was 2.0 years at June 30, 2021.
●	The Company entered into an amendment to its sublease agreement, above, on March 11, 2019 for an additional 21,420 square feet of office space. The term of the sublease for the additional space began on June 1, 2019 and runs through June 30, 2023, with an option to extend the term for an additional two years through June 30, 2025. During the first seven months of the Amendment to the Sublease, the rent per square foot was $10.00, which increased to $20.75 from January 1, 2020 through October 31, 2020. For annual periods beginning November 1, 2020, the price per square foot increases by an additional $1 per square foot. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.6 million each. The remaining lease term was 2.0 years at June 30, 2021.
●	The Company entered into an amendment to its sublease agreement, above, on January 3, 2020 for an additional 22,546 square feet of office space. The term of the sublease began on March 9, 2020 and will run through June 30, 2025. From the commencement date through October 31, 2020, the rent per square foot is $13.00, increasing to $21.75 per square foot from November 1, 2020 through October 31, 2021. The price per square foot increases by an additional $1 annually beginning November 1, 2021. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $1.4 million each. The remaining lease term was 2.0 years at June 30, 2021.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	The Company entered into a lease agreement on September 17, 2020 with GIG CW Compark, LLC for approximately 50,488 square feet. The term of the lease began on January 5, 2021 and will run through June 5, 2026. The lease includes an option to extend the lease for one additional five year period. Base rent began at $9.40 per square feet increasing each year thereafter by an additional $0.30 per square foot. The Company has not yet determined whether or not it is reasonably certain to exercise its renewal option. The Company is also obligated to pay its proportional share of building operating expenses. The landlord agreed to contribute approximately $0.4 million toward tenant improvements. The Company determined that lease commencement occurred earlier than lease inception on January 5, 2021 as the Company began making significant tenant improvements and storing inventory at this location during December 2020. Upon lease commencement, the Company recorded an operating lease liability of $2.4 million and a corresponding right-of-use asset of $2.1 million. The remaining lease term was 5.1 years at June 30, 2021.
●	The Company entered into a sublease agreement on April 9, 2021 with Cognizant Trizetto Software Group, Inc. for up to approximately 110,754 square feet of office space as its new corporate headquarters. The term of the sublease began on May 1, 2021 and will run through April 29, 2028. The Company is entitled to rent credits equal to twenty-one months of base rent at the initial rate. During the first thirty-three months of the sublease, the rent per square foot is $26.50. The price per square foot increases by an additional $0.50 during each subsequent twelve-month period of the sublease. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $13.4 million each. The remaining lease term was 6.9 years at June 30, 2021.

The Company has five finance leases for office equipment as follows:

●	The Company entered into an equipment lease on September 20, 2019 with Konica Minolta Premier Finance for a copier/printer and related software located at its corporate offices. The term of the equipment lease agreement is 5 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.2 million each. The remaining lease term was 3.3 years at June 30, 2021.
●	The Company entered into an equipment lease on March 3, 2020 with Konica Minolta Premier Finance for copiers/printers and related software located at its corporate offices. The term of the equipment lease agreement is 4 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.1 million each. The remaining lease term was 2.7 years at June 30, 2021.
●	The Company entered into an equipment lease on November 25, 2020 with Konica Minolta Premier Finance for copiers/printers and related software located at its Grasslands warehouse facility in Colorado. The term of the equipment lease is 5 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.1 million each. The remaining lease term was 4.5 years at June 30, 2021.
•

The Company entered into an equipment lease on December 14, 2020 with Konica Minolta Premier Finance for mail solution and related software located at its Grasslands warehouse facility in Colorado. The term of the equipment lease is 5.3 years with the option to purchase the equipment at the end of the lease. The Company does not expect to exercise the option to purchase the equipment and, accordingly, has not considered the effect of the purchase in the evaluation of the lease asset and liability. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $0.2 million each. The remaining lease term was 5.1 years at June 30, 2021.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	The Company entered into an equipment lease on November 3, 2020 with Altitude Leasing for a baler located at its Grasslands warehouse facility in Colorado. The term of the equipment lease is 3 years with no option to purchase the equipment at the end of the lease. Rent is to be paid monthly at a fixed rate for the term of the equipment lease agreement. Upon lease commencement, the Company recorded a finance lease liability and a corresponding right-of-use asset for $8,000 each. The remaining lease term was 2.5 years at June 30, 2021.

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

	Operating lease liability	Finance lease liability
	(in thousands)	(in thousands)
July 1, 2021 through December 31, 2021	$1,183	$73
2022	3,570	147
2023	2,981	147
2024	3,496	114
2025	3,567	73
2026 and thereafter	7,532	19
Total undiscounted future minimum lease payments	$22,329	$573
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(2,826)	(96)
Total lease liabilities	$19,503	$477

Operating lease costs were $0.9 million and $1.5 million for the three and six months ended June 30, 2021, respectively. Operating lease costs were $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021, $0.2 million and $0.3 million, respectively, of operating lease costs incurred primarily at our manufacturing and warehouse facility were included in cost of sales and $0.7 million and $1.2 million, respectively, were included in general and administrative expenses on the consolidated statement of operations. All operating lease costs for the three and six months ended June 30, 2020 were included in general and administrative expenses on the consolidated statement of operations.

(8)   CONCENTRATIONS

For the three months ended June 30, 2021, the Company sourced approximately 31% of the supplies for its electrotherapy products from one significant vendor (defined as supplying at least 10%). For the same period in 2020, the Company sourced approximately 36% of the supplies from one significant vendor.

For the six months ended June 30, 2021, the Company sourced approximately 35% of supplies for its electrotherapy products from two significant vendors. For the same period in 2020 the company sourced approximately 34% of supplies from one significant vendor.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from two third-party payers at June 30, 2021 that made up approximately 37% of the net accounts receivable balance. At December 31, 2020, the Company had receivables from one third-party payer that made up approximately 26% of the net accounts receivable balance.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate one primary business segment: medical devices which include electrotherapy and pain management products. As of June 30, 2021, the Company’s only active subsidiary is Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three or six months ended June 30, 2021 and 2020 from international sales and marketing. Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation) has developed a blood volume monitoring device, which was approved by the U.S. Food and Drug Administration (“FDA”) in February 2020 and is awaiting CE Marking approval in Europe. ZMS has achieved no revenues to date.

RESULTS OF OPERATIONS

Summary

Net revenue was $31.0 million and $19.3 million for the three months ended June 30, 2021 and 2020, respectively, and $55.1 million and $34.5 million for the six months ended June 30, 2021 and 2020, respectively. Net revenue increased 61% and 60% for the three and six-month periods ended June 30, 2021, respectively. Net income was $2.8 million for the three months ended June 30, 2021 compared with $3.0 million during the same period in 2020. Net income was $2.1 million for the six months ended June 30, 2021 compared with $6.0 million during the same period in 2020. Cash used in operating activities was $4.3 million during the six months ended June 30, 2021. Working capital at June 30, 2021 and December 31, 2020 was $52.9 million.

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

Net revenue increased $11.7 million or 61% to $31.0 million for the three months ended June 30, 2021, from $19.3 million for the same period in 2020. Net revenue increased $20.6 million or 60% to $55.1 million for the six months ended June 30, 2021, from $34.5 million for the same period in 2020. For both the three and six-month periods ended June 30, 2021, the growth in net revenue from the same periods in 2020 is primarily related to a 247% and 186% growth in device orders, respectively, which resulted from an increased customer base and led to higher sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our electrotherapy and complimentary products. Device revenue increased $3.5 million or 83% to $7.8 million for the three months ended June 30, 2021, from $4.3 million for the same period in 2020.

Device revenue increased $6.5 million or 84% to $14.2 million for the six months ended June 30, 2021, from $7.7 million for the same period in 2020.

The increase in device revenue is primarily related to increased orders which are attributable to the growth of our sales force.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our products. Supplies revenue increased $8.2 million or 55% to $23.2 million for the three months ended June 30, 2021, from $15.0 million for the same period in 2020.

Supplies revenue increased $14.2 million or 53% to $41.0 million for the six months ended June 30, 2021, from $26.8 million for the same period in 2020.

The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2020 and 2021.

Operating Expenses

Cost of Revenue – Devices and Supplies

Cost of Revenue – devices and supplies consist primarily of device and supply costs, facilities, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended June 30, 2021 increased 79% to $7.3 million from $4.1 million for the same period in 2020. As a percentage of revenue, cost of revenue – devices and supplies increased to 23% for the three months ended June 30, 2021 from 21% for the same period in 2020.

Cost of revenue for the six months ended June 30, 2021 increased 76% to $13.2 million from $7.5 million for the same period in 2020. As a percentage of revenue, cost of revenue – device and supply increased to 24% for the six months ended June 30, 2021 from 22% for the same period in 2020. The increase in cost of revenue is primarily due to an increase overhead costs related to our new manufacturing and warehouse facility and freight costs, as well as an increase of 76% in device orders from the six months ended June 30, 2020.

The increase as a percentage of revenue for both the three and six months ended June 30, 2021 is due to lower collections from certain commercial payors as well as an increase in overhead costs related to our new facilities.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended June 30, 2021 increased 102% to $13.8 million from $6.8 million for the same period in 2020. Sales and marketing expense for the six months ended June 30, 2021 increased 123% to $27.6 million from $12.4 million for the same period in 2020. The increase in sales and marketing expense is primarily due to the expansion of our sales force and the related costs associated with increased headcount. As a percentage of revenue, sales and marketing expense increased to 44% and 50% for the three and six months ended June 30, 2021, respectively, from 35% and 36% for the same periods in 2020. The increase as a percentage of revenue is primarily due to the increase in aforementioned expenses, partially offset by the increase in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended June 30, 2021 increased 43% to $6.2 million from $4.3 million for the same period in 2020. The increase in general and administrative expense for the three months is primarily due to increased compensation and benefit expense related to headcount growth. As a percentage of revenue, general and administrative expense decreased to 20% for the three months ended June 30, 2021 from 22% for the same period in 2020. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by costs associated with increased headcount from the prior year.

General and administrative expense for the six months ended June 30, 2021 increased 44% to $11.7 million from $8.1 million for the same period in 2020. The increase in general and administrative expense for the six months is primarily due to increased compensation and benefit expense related to headcount growth. and increases in rent and facilities expense as we expanded our corporate headquarters during March 2020 and May 2021. As a percentage of revenue, general and administrative expense decreased to 21% for the six months ended June 30, 2021 from 23% for the same period in 2020. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by the aforementioned expenses.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 26% and 22% for the three and six months ended June 30, 2021, respectively. Discrete items, primarily related to excess tax benefits related to stock option exercises, of $0.1 million and $0.5 million for the three and six months ended June 30, 2021, respectively, are recognized as a benefit against income tax expense. For the three and six months ended June 30, 2021 the Company had an income tax expense of approximately $1.0 million and $0.6 million, respectively. The Company recorded income tax expense of $1.1 million and $0.6 million for the three and six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At June 30, 2021, our principal source of liquidity was $32.3 million in cash and $18.3 million in accounts receivable.

Net cash used in operating activities for the six months ended June 30, 2021 was $4.3 million compared with net cash provided by operating activities of $3.3 million for the six months ended June 30, 2020. The increase in cash used in operating activities for the six months ended June 30, 2021 was primarily due to the significant increase in inventory in 2021 as well as an increase in receivables balances. The increase in inventory is related to our order growth plus increased stockpiles in anticipation of possible supply chain shortages related to the COVID-19 virus.

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $0.4 million and $0.7 million, respectively. Cash used in investing activities for the six months ended June 30, 2021 was primarily related to leasehold improvements at our new manufacturing and warehouse facility. Cash used in investing activities for the six months ended June 30, 2020 was primarily related to the purchase of office equipment, IT infrastructure, and leasehold improvements related to our expansion into the second floor at our prior corporate headquarters.

Net cash used in financing activities for the six months ended June 30, 2021 was $2.2 million compared with net cash provided by financing activities of $0.2 million for the same period in 2020. Net cash used in financing activities for the six months ended June 30, 2021 was primarily due to purchases of treasury stock. Net cash provided by financing activities for the six months ended June 30, 2020 was primarily due to proceeds from employee stock option purchases.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at June 30, 2021 of $32.3 million;
●	Our working capital balance of $52.9 million;
●	Our projected income and cash flows for the next 12 months.

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

RISKS AND UNCERTAINTIES

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the three and six months ended June 30, 2021 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

(a)
	Total	(b)	(c)	(d)
	Number of	Average	Total Number of	Approximate Dollar
	Shares	Price Paid	Shares Purchased as Part of	Value (in thousands) of Shares that may
	Purchased	per Share	Publicly Announced Program	yet be Purchased under the Program
March 8 to June 31, 2021	140,179	$15.12	140,179	$7,880

On March 8, 2021, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through September 8, 2021. From the inception of the plan through June 30, 2021, the Company purchased 140,179 shares of our common stock for $2.1 million or an average price of $15.12 per share.

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

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: July 29, 2021	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)