Form 10-Q
period 2021-09-30
ZYNEX INC
filed 2021-11-02
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 27, 2021
Common Stock, par value $0.001	34,779,691

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$35,368	$39,173
Accounts receivable, net	24,234	13,837
Inventory, net	9,154	8,635
Prepaid expenses and other	1,102	1,378
Total current assets	69,858	63,023

Property and equipment, net	2,253	1,925
Operating lease asset	17,234	5,993
Finance lease asset	418	321
Deposits	584	347
Deferred income taxes	376	566
Total assets	$90,723	$72,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	2,669	4,717
Operating lease liability	2,416	2,051
Finance lease liability	115	77
Income taxes payable	1,577	280
Accrued payroll and related taxes	3,515	2,992
Total current liabilities	10,292	10,117
Long-term liabilities:
Operating lease liability	16,701	4,920
Finance lease liability	347	283
Total liabilities	27,340	15,320

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,436,593 issued and 34,774,723 outstanding as of September 30, 2021 and 36,126,698 issued and 34,791,931 outstanding as of December 31, 2020	37	36
Additional paid-in capital	38,220	37,235
Treasury stock 1,246,399 shares, at September 30, 2021 and 1,071,220 shares at December 31, 2020, respectively, at cost	(6,513)	(3,846)
Retained earnings	31,639	23,430
Total stockholders' equity	63,383	56,855
Total liabilities and stockholders' equity	$90,723	$72,175

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
NET REVENUE
Devices	$9,071	$5,301	$23,264	$13,026
Supplies	25,715	14,725	66,671	41,491
Total net revenue	34,786	20,026	89,935	54,517

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	6,837	4,296	19,990	11,758
Sales and marketing	13,083	9,425	40,662	21,817
General and administrative	6,820	4,896	18,503	12,990
Total costs of revenue and operating expenses	26,740	18,617	79,155	46,565

Income from operations	8,046	1,409	10,780	7,952

Other expense
Interest expense	(18)	(5)	(72)	(14)
Other expense, net	(18)	(5)	(72)	(14)

Income from operations before income taxes	8,028	1,404	10,708	7,938
Income tax expense	1,921	71	2,499	651
Net income	$6,107	$1,333	$8,209	$7,287

Net income per share:
Basic	$0.18	$0.04	$0.24	$0.22
Diluted	$0.17	$0.04	$0.23	$0.21

Weighted average basic shares outstanding	34,768	34,486	34,805	33,564
Weighted average diluted shares outstanding	35,493	35,476	35,583	34,715

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,209	$7,287
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	1,689	1,042
Non-cash recoveries	(83)	(296)
Stock-based compensation	1,042	1,806
Non-cash lease expense	905	27
Provision for deferred income taxes	190	(473)
Change in operating assets and liabilities:
Accounts receivable	(10,397)	(3,532)
Prepaid and other assets	276	(745)
Accounts payable and other accrued expenses	(284)	1,625
Inventory	(1,898)	(4,274)
Deposits	(238)	47
Net cash (used in)/provided by operating activities	(589)	2,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(420)	(759)
Net cash (used in) investing activities	(420)	(759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(73)	(42)
Purchase of treasury stock	(2,667)	—
Proceeds from issuance of common stock under equity offering	—	25,240
Proceeds from the issuance of common stock on stock-based awards	127	236
Taxes withheld and paid on employees' equity awards	(183)	—
Net cash (used in)/provided by financing activities	(2,796)	25,434
Net (decrease)/increase in cash	(3,805)	27,189
Cash at beginning of period	39,173	14,040
Cash at end of period	$35,368	$41,229

Supplemental disclosure of cash flow information:
Cash paid for interest	$(72)	$(14)
Cash paid for rent	$(1,510)	$(1,182)
Cash paid for income taxes	$(1,019)	$(750)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,240	$1,433
Right-of-use assets obtained in exchange for new finance lease liabilities	$175	$72
Inventory transferred to property and equipment under lease	$1,254	$641
Inventory transferred to property and equipment as demo devices	$125	$377
Capital expenditures not yet paid	$56	$—

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2019	32,791,665	$34	$9,198	$(3,846)	$14,356	$(89)	$19,653
Exercised and vested stock-based awards	385,917	—	221	—	—	—	221
Stock-based compensation expense	—	—	497	—	—	—	497
Net income	—	—	—	—	2,937	—	2,937
Balance at March 31, 2020	33,177,582	$34	$9,916	$(3,846)	$17,293	$(89)	$23,308
Exercised and vested stock-based awards, net of tax	157,414	—	53	—	—	—	53
Stock-based compensation expense	—	—	579	—	—	—	579
Net income	—	—	—	—	3,017	—	3,017
Balance at June 30, 2020	33,334,996	34	10,548	(3,846)	20,310	(89)	26,957
Stock issued for public offering	1,250,000	1	25,239	—	—	—	25,240
Exercised and vested stock-based awards, net of tax	152,269	—	(38)	—	—	—	(38)
Stock-based compensation expense	—	—	730	—	—	—	730
Net income	—	—	—	—	1,333	—	1,333
Balance at September 30, 2020	34,737,265	$35	$36,479	$(3,846)	$21,643	$(89)	$54,222

			Additional				Total
	Common Stock		Paid-in	Treasury	Retained	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance, December 31, 2020	34,791,931	$36	$37,235	$(3,846)	$23,430	$—	$56,855
Exercised and vested stock-based awards	57,769	1	29	—	—	—	30
Stock-based compensation expense	—	—	108	—	—	—	108
Shares of common stock withheld to pay taxes on employees' equity awards	(3,758)	—	(59)	—	—	—	(59)
Warrants exercised	8,848	—	—	—	—	—	—
Treasury stock	(5,000)	—	—	(75)	—	—	(75)
Net income	—	—	—	—	(706)	—	(706)
Balance at March 31, 2021	34,849,790	$37	$37,313	$(3,921)	$22,724	$—	$56,153
Exercised and vested stock-based awards, net of tax	85,190	—	59	—	—	—	59
Stock-based compensation expense	—	—	401	—	—	—	401
Shares of common stock withheld to pay taxes on employees' equity awards	(31,902)	—	(76)	—	—	—	(76)
Treasury stock	(135,179)		—	(2,045)	—	—	(2,045)
Net income	—	—	—	—	2,808	—	2,808
Balance at June 30, 2021	34,767,899	$37	$37,697	$(5,966)	$25,532	$—	$57,300
Exercised and vested stock-based awards, net of tax	45,165	—	38	—	—	—	38
Stock-based compensation expense	—	—	533	—	—	—	533
Shares of common stock withheld to pay taxes on employees' equity awards	(3,341)	—	(48)	—	—	—	(48)
Treasury stock	(35,000)	—	—	(547)	—	—	(547)
Net income	—	—	—	—	6,107	—	6,107
Balance at September 30, 2021	34,774,723	$37	$38,220	$(6,513)	$31,639	$—	$63,383

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of September 30, 2021, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a blood volume monitoring device which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which was incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

Nature of Business

The Company designs, manufactures and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on drugs and medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All of our medical devices are designed to be patient friendly and designed for home use. Our devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. All of our medical devices are marketed in the U.S. and are subject to FDA regulation and approval. Our products require a physician’s prescription before they can be dispensed in the U.S. Our primary product is the NexWave device. The NexWave is marketed to physicians and therapists by our field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

During the three and nine months ended September 30, 2021 and 2020, the Company generated substantially all of its revenue in the United States from sales of its devices and related supplies to patients and health care providers.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2021 and the results of its operations and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to ASC 606 and leases subject to ASC 842 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Device revenue
Purchased	$2,076	$1,618	$6,734	$4,121
Leased	6,995	3,683	16,530	8,905
Total Device revenue	$9,071	$5,301	$23,264	$13,026

Revenues are estimated using the portfolio approach by third-party payor type based upon historical rates of collection, aging of receivables, trends in historical reimbursement rates by third-party payor types, and current relationships and experience with the third-party payors, which includes estimated constraints for third-party payor refund requests, deductions and adjustments. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party payor billing arrangements and the uncertainty of reimbursement amounts for certain products from third-party payors or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party payor reimbursement, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated and actual collectability are reflected in the period in which the difference is identified. Historically these differences have been immaterial, and the Company has not had a significant reversal of revenue from prior periods.

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

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory (in thousands):

	September 30, 2021	December 31, 2020
Raw Materials	$4,102	$3,213
Work-in-process	466	1,455
Finished Goods	4,738	4,119
	$9,306	$8,787
Less: reserve	(152)	(152)
	$9,154	$8,635

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

(2)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	September 30, 2021	December 31, 2020
Property and equipment
Office furniture and equipment	$2,232	$2,362
Assembly equipment	100	143
Vehicles	203	198
Leasehold improvements	1,033	559
Sales rep demo units	122	361
Leased devices	1,223	809
	4,913	4,432
Less accumulated depreciation	(2,660)	(2,507)
	$2,253	$1,925

Total depreciation expense related to our property and equipment, exclusive of leased devices, was $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $0.7 million and $0.5 million, respectively.

Total depreciation expense related to devices out on lease was $0.4 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense related to devices out on lease was $1.0 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

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

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share
Net income available to common stockholders	$6,107	$1,333	$8,209	$7,287
Basic weighted-average shares outstanding	34,768	34,486	34,805	33,564

Basic earnings per share	$0.18	$0.04	$0.24	$0.22

Diluted earnings per share
Net income available to common stockholders	$6,107	$1,333	$8,209	$7,287
Weighted-average shares outstanding	34,768	34,486	34,805	33,564
Effect of dilutive securities - options and restricted stock	725	990	778	1,151
Diluted weighted-average shares outstanding	35,493	35,476	35,583	34,715

Diluted earnings per share	$0.17	$0.04	$0.23	$0.21

For both the three and nine months ended September 30, 2021, options to purchase 0.2 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For both the three and nine months ended September 30, 2020, options to purchase 0.1 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

(4)   STOCK-BASED COMPENSATION PLANS

In June 2017, our stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5 million shares reserved for issuance. Awards permitted under the 2017 Stock Plan include: Stock Options and Restricted Stock. Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant and generally vest over four years. Restricted Stock Awards are issued to the recipient upon grant and are not included in outstanding shares until such vesting and issuance occurs.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2021, no stock option awards were granted under the 2017 Stock Plan. During the three months ended September 30, 2020, no stock option awards were granted under the 2017 Stock Plan. During the nine months ended September 30, 2020, 14,000 stock option awards were granted under the 2017 Stock Plan. At September 30, 2021, the company had 0.7 million stock options outstanding and 0.6 million exercisable under the following plans:

	Outstanding	Exercisable
	Number of Options	Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	295	295
Equity Compensation Plans not approved by Shareholders	25	25
2017 Stock Option Plan	388	268
Total	708	588

During the three and nine months ended September 30, 2021, 0.2 million and 0.3 million shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. During the three and nine months ended September 30, 2020, 0.1 million and 0.3 million shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards typically occurs quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

The following summarizes stock-based compensation expenses recorded in the consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$12	$13	$42	$22
Sales and marketing expense	48	13	78	45
General, and administrative	473	704	922	1,739
Total stock based compensation expense	$533	$730	$1,042	$1,806

The Company received minimal cash proceeds related to option exercises during the three months ended September 30, 2021. The Company received cash proceeds of $0.1 million related to option exercises during the nine months ended September 30, 2021. The Company received cash proceeds of $0.1 million and $0.6 million related to option exercises during the three and nine months ended September 30, 2020, respectively.

The Company did not grant any stock options during the three and nine months ended September 30, 2021, nor during the three months ended September 30, 2020. The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the nine months ended September 30, 2020:

Expected term (years)	6.79
Risk-free interest rate	1.59%
Expected volatility	116.76%
Expected dividend yield	—%

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity under all equity compensation plans for the nine months ended September 30, 2021, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2020	1,006	$3.04	6.47	$10,483
Forfeited	(198)	$7.22
Exercised	(100)	$5.31
Outstanding at September 30, 2021	708	$1.55	4.97	$6,963

Exercisable at September 30, 2021	588	$1.04	4.52	$6,088

A summary of restricted stock award activity under all equity compensation plans for the nine months ended September 30, 2021, is presented below:

Number of
Shares
(in thousands)
Granted but not vested at December 31, 2020	268
Granted	317
Forfeited	(83)
Vested	(87)
Granted but not vested at September 30, 2021	415

As of September 30, 2021, the Company had approximately $5.9 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.9 years.

(5)   STOCKHOLDERS’ EQUITY

Treasury Stock

On March 8, 2021, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through September 8, 2021. From the inception of the plan through September 8, 2021, the Company purchased 175,179 shares of our common stock for $2.7 million or an average price of $15.22 per share.

Warrants

A summary of stock warrant activity for the nine months ended September 30, 2021 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2020	100	$2.63	3.76	$1,084
Granted	—	$—
Exercised	(10)	$2.50	3.02	$192
Forfeited	—	$—
Outstanding and Exercisable at September 30, 2021	90	$2.64	3.02	$788

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three and nine months ended September 30, 2021 discrete items adjusted were $0.3 million and $0.8 million, respectively. At September 30, 2021 the Company is currently estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 23% for the nine months ended September 30, 2021. The Company recorded income tax expense of $1.9 million and $2.5 million for the three and nine months ended September 30, 2021, respectively, and income tax expense of $0.1 million and $0.7 million for the three and nine months ended September 30, 2020.

Income taxes of $1.0 million and $0.7 million were paid during the nine months ended September 30, 2021 and 2020, respectively.

(7)   LEASES

The Company categorize leases at their inception as either operating or financing leases. Leases include various office and warehouse facilities which have been categorized as operating leases while certain equipment is leased under financing leases.

The Company entered into a sublease agreement on April 9, 2021 with Cognizant Trizetto Software Group, Inc. for up to approximately 110,754 square feet of office space as its new corporate headquarters. The term of the sublease began on May 1, 2021 and will run through April 29, 2028. The Company is entitled to rent credits equal to twenty-one months of base rent at the initial rate. During the first thirty-three months of the sublease, the rent per square foot is $26.50. The price per square foot increases by an additional $0.50 during each subsequent twelve-month period of the sublease. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $13.4 million each. The remaining lease term was 6.5 years at September 30, 2021.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.12% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 9.37% which was used to measure its finance lease liability.

As of September 30, 2021, the maturities of the Company’s future minimum lease payments were as follows:

	Operating lease liability	Finance lease liability
	(in thousands)	(in thousands)
October 1, 2021 through December 31, 2021	$599	$38
2022	3,569	154
2023	2,982	143
2024	3,496	80
2025	3,567	76
2026 and thereafter	7,576	15
Total undiscounted future minimum lease payments	$21,789	$506
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(2,672)	(44)
Total lease liabilities	$19,117	$462

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost:
Total operating lease expense	$1,072	$419	$2,415	$1,181
Finance lease cost:
Total amortization of leased assets	29	16	78	44
Interest on lease liabilities	11	5	31	14
Total net lease cost	$1,112	$440	$2,524	$1,239

Operating lease costs related to our manufacturing and warehouse facility, which we began operating out of at the beginning of 2021, were included in cost of sales while all other operating lease costs were included in general and administrative expenses on the consolidated statement of operations.

(8)   CONCENTRATIONS

For the three months ended September 30, 2021, the Company sourced approximately 51% of the supplies for its electrotherapy products from three significant vendors (defined as supplying at least 10%). For the same period in 2020, the Company sourced approximately 64% of the supplies from five significant vendors.

For the nine months ended September 30, 2021, the Company sourced approximately 36% of supplies for its electrotherapy products from two significant vendors. For the same period in 2020, the Company sourced approximately 31% of supplies from one significant vendor.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

The Company had receivables from two third-party payers at September 30, 2021 that made up approximately 37% of the net accounts receivable balance. The Company had receivables from one third-party payer at December 31, 2020, that made up approximately 26% of the net accounts receivable balance.

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

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate one primary business segment: medical devices which include electrotherapy and pain management products. As of September 30, 2021, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a blood volume monitoring device, which was approved by the U.S. Food and Drug Administration (“FDA”) during 2020 and is awaiting CE Marking approval in Europe. ZMS has achieved no revenues to date. One other subsidiary, Zynex Europe, ApS (“ZEU,” a wholly-owned Denmark corporation), did not generate material revenues during the three or nine months ended September 30, 2021 and 2020 from international sales and marketing.

RESULTS OF OPERATIONS

Summary

Net revenue was $34.8 million and $20.0 million for the three months ended September 30, 2021 and 2020, respectively, and $89.9 million and $54.5 million for the nine months ended September 30, 2021 and 2020, respectively. Net revenue increased 74% and 65% for the three and nine months ended September 30, 2021, respectively. Net income was $6.1 million for the three months ended September 30, 2021 compared with $1.3 million during the same period in 2020. Net income was $8.2 million for the nine months ended September 30, 2021 compared with $7.3 million during the same period in 2020. Cash used in operating activities was $0.6 million during the nine months ended September 30, 2021. Working capital at September 30, 2021 was $59.6 million, an increase of 13% from $52.9 million as of December 31, 2020.

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

Net revenue increased $14.8 million or 74% to $34.8 million for the three months ended September 30, 2021, from $20.0 million for the same period in 2020. Net revenue increased $35.4 million or 65% to $89.9 million for the nine months ended September 30, 2021, from $54.5 million for the same period in 2020. For the three and nine months ended September 30, 2021, the growth in net revenue from the same periods in 2020 is primarily related to a 70% and 134% growth in device orders, respectively, which led to an increased customer base and drove higher sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our electrotherapy and complimentary products. Device revenue increased $3.8 million or 71% to $9.1 million for the three months ended September 30, 2021, from $5.3 million for the same period in 2020.

Device revenue increased $10.3 million or 79% to $23.3 million for the nine months ended September 30, 2020, from $13.0 million for the same period in 2020.

The increase in device revenue is primarily related to increased orders which are attributable to the growth of our sales force as well as an increase in the amount of revenue provided by each sales representative.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue increased $11.0 million or 75% to $25.7 million for the three months ended September 30, 2021, from $14.7 million for the same period in 2020.

Supplies revenue increased $25.2 million or 61% to $66.7 million for the nine months ended September 30, 2021, from $41.5 million for the same period in 2020.

The increase in supplies revenue is primarily related to a larger customer base from increased device sales in 2020 and 2021.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, facilities, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended September 30, 2021 increased 59% to $6.8 million from $4.3 million for the same period in 2020. As a percentage of revenue, cost of revenue – device and supply decreased to 20% for the three months ended September 30, 2020 from 21% for the same period in 2020.

Cost of revenue for the nine months ended September 30, 2021 increased 70% to $20.0 million from $11.8 million for the same period in 2020. As a percentage of revenue, cost of revenue – device and supply remained at 22% for the nine months ended September 30, 2021 compared to the same period in 2020.

The increase in cost of revenue is primarily due to an increase in overhead costs related to our new manufacturing and warehouse facility and freight costs, as well as an increase of 70% and 134% in device orders in the three and nine months ended September 30, 2021, respectively.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended September 30, 2021 increased 39% to $13.1 million from $9.4 million for the same period in 2020. Sales and marketing expense for the nine months ended September 30, 2021 increased 86% to $40.7 million from $21.8 million for the same period in 2020. The increase in sales and marketing expense is primarily due to the expansion of our sales force and the related costs associated with increased headcount.

As a percentage of revenue, sales and marketing expense decreased to 38% for the three months ended September 30, 2021 from 47% for the same period in 2020 primarily due to decelerating our sales force expansion compared to the same period in 2020 during which we hired over 100 sales representatives. As a percentage of revenue, sales and marketing expense increased to 45% for the nine months ended September 30, 2021 from 40% for the same period in 2020. The increase as a percentage of revenue is primarily due to the related costs associated with increased headcount.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended September 30, 2021 increased 39% to $6.8 million from $4.9 million for the same period in 2020. The increase in general and administrative expense for the three months is primarily due to increased compensation and benefit expense related to headcount growth and increased occupancy expense as a result of our corporate headquarters expansion. As a percentage of revenue, general and administrative expense decreased to 20% for the three months ended September 30, 2021 from 24% for the same period in 2020. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by costs associated with increased headcount from the prior year.

General and administrative expense for the nine months ended September 30, 2021 increased 42% to $18.5 million from $13.0 million for the same period in 2020. The increase in general and administrative expense for the nine months is primarily due to increased compensation and benefit expense related to headcount growth. As a percentage of revenue, general and administrative expense decreased to 21% for the nine months ended September 30, 2021 from 24% for the same period in 2020. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, partially offset by costs associated with increased headcount from prior year.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 24% and 23% for the three and nine months ended September 30, 2021, respectively. Discrete items, primarily related to excess tax benefits related to stock option exercises, of $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, are recognized as a benefit against income tax expense. For the three and nine months ended September 30, 2021 the Company had an income tax expense of approximately $1.9 million and $2.5 million, respectively. The Company recorded income tax expense of $0.1 million and $0.7 million for the three and nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At September 30, 2021, our principal source of liquidity was $35.4 million in cash and $24.2 million in accounts receivable.

Net cash used in operating activities for the nine months ended September 30, 2021 was $0.6 million compared with net cash provided by operating activities of $2.5 million for the nine months ended September 30, 2020. The decrease in cash provided by operating activities for the nine months ended September 30, 2021 was primarily due to an increase in inventory in 2021 as well as an increase in receivables balances. The increase in inventory is related to our order growth plus increased stockpiles in anticipation of possible supply chain shortages related to the COVID-19 virus. The increase in receivables is related to increased revenue and slightly longer collection cycles.

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $0.4 million and $0.8 million, respectively. Cash used in investing activities for the nine months ended September 30, 2021 was primarily related to leasehold improvements at our new manufacturing and warehouse facilities. Cash used in investing activities for the nine months ended September 30, 2020 was primarily related to the purchase of office equipment, IT infrastructure, and leasehold improvements related to our expansion into the second floor at our prior corporate headquarters.

Net cash used in financing activities for the nine months ended September 30, 2021 was $2.8 million compared with net cash provided by financing activities of $25.4 million for the same period in 2020. Net cash used in financing activities for the nine months ended September 30, 2021 was primarily due to purchases of treasury stock. Net cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to proceeds of $25.2 million from our equity offering, which closed on July 17, 2020.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at September 30, 2021 of $35.4 million;
●	Our working capital balance of $59.6 million;
●	Our projected income and cash flows for the next 12 months.

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

RISKS AND UNCERTAINTIES

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the three and nine months ended September 30, 2021 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2021, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

(a)
	Total	(b)	(c)	(d)
	Number of	Average	Total Number of	Approximate Dollar
	Shares	Price Paid	Shares Purchased as Part of	Value (in thousands) of Shares that may
	Purchased	per Share	Publicly Announced Program	yet be Purchased under the Program
March 8 to September 8, 2021	175,179	$15.22	175,179	$—

On March 8, 2021, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through September 8, 2021. From the inception of the plan through September 8, 2021, the Company purchased 175,179 shares of our common stock for $2.7 million or an average price of $15.22 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: November 2, 2021	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)