Form 10-K
period 2021-12-31
ZYNEX INC
filed 2022-03-22
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38804

ZYNEX, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0275169
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9655 Maroon Circle, Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 703-4906

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ZYXI	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ◻  Yes    ⌧  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by the Nasdaq Stock Market on such date was approximately $307.6 million.

As of March 18, 2022, 41,454,160 shares of common stock are issued and 39,784,068 shares are outstanding.

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

FOR THE YEAR ENDED DECEMBER 31, 2021

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

When used in this annual report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and its subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc., Kestrel Labs, Inc., Zynex Europe ApS and Pharmazy, Inc. As of the date of this annual report, our only operating subsidiary is Zynex Medical, Inc. (“ZMI”). Zynex Monitoring Solutions, Inc. (“ZMS”) has developed its fluid monitoring system product as described below.

PART I

ITEM 1. BUSINESS

History

Zynex, Inc. was founded by Thomas Sandgaard in 1996, when he founded two privately held companies that eventually were folded into Zynex, Inc. Zynex, Inc., a Nevada corporation, is the parent company of and conducts business within five active and inactive subsidiaries. As of December 31, 2021, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which was incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

In December 2021, the Company acquired 100% of Kestrel Labs, Inc. (“Kestrel”), a laser-based, noninvasive patient monitoring technology company. Kestrel’s laser-based products include the NiCO™ CO-Oximeter, a multi-parameter pulse oximeter, and HemeOx™, a total hemoglobin oximeter that enables continuous arterial blood monitoring. Both NiCO and HemeOx are yet to be presented to the U.S. Food and Drug Administration (“FDA”) for market clearance. All activities related to Kestrel flow through our ZMS subsidiary.

As of December 31, 2021, the Company conducts most of its operations through its primary subsidiary, ZMI. ZMS has developed a CM-1500 fluid volume monitoring system which was granted 510(K) clearance in February 2020 by the FDA in the United States of America. ZMS filed a 510K application for the CM-1600 in December 2021, its next generation wireless fluid and blood volume system. ZMS has achieved no revenues to date. Our inactive subsidiaries include ZND and Pharmazy. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016. The Company also dissolved its subsidiary Zynex Billing and Consulting, LLC (ZBC) as a result of its long-standing inactivity. Upon dissolution, the Company eliminated its non-controlling interest in ZBC.

Substantially all of our consolidated revenue in 2021 and 2020 is attributable to ZMI. Our headquarters are located in Englewood, Colorado.

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

ZMI distributes complementary products such as lumbar support, cervical traction, knee bracing, and hot/cold therapy. These complement our pain management products and are critical for physicians and therapists. These products require a prescription and are covered by most insurance plans and Medicare.

ZMI designs, manufactures, and markets the NeuroMove product. The NeuroMove contains electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”), by reaching parts of the brain to re-connect with muscles, also known as neuroplasticity. The NeuroMove product is primarily marketed to medical clinics. Zynex did not have material sales of this product in 2021 or 2020.

ZMI also designs, manufactures, and markets the InWave product, an in-home electrical stimulation device used to treat female urinary incontinence. The device requires a prescription and is covered by most insurance plans and Medicare. Zynex did not have material sales of this product in 2021 or 2020.

Zynex Monitoring Solutions (ZMS):

ZMS was formed in 2011 to develop and market medical devices for non-invasive patient monitoring beginning with our hemodynamic fluid monitor, the Zynex Fluid Monitoring System (“CM-1500”). The fluid volume monitor is a non-invasive medical device for monitoring relative fluid volume changes used in operating and recovery rooms to detect fluid loss during surgery and internal bleeding during recovery. The CM-1500 received 510(k) clearance from the FDA in February 2020.

The fluid volume monitor has been tested in several Institutional Review Board (“IRB”) approved studies and was used in several blood donation settings where hundreds of subjects donated half a liter of blood, showing strong correlation to the index on the device. We have built a number of commercial devices in pilot-production and continue to refine the algorithms for the Blood Volume Index (BVI). We have received two U.S. utility patents for this unique application, the first in the fourth quarter of 2018 and the second in January 2021, and we believe this product could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery.

This CM-1500 has recently been subjected to multiple clinical studies, which are being utilized for collecting data to further validate the algorithm used to determine changes in relative fluid volume changes. ZMS completed a clinical trial in December 2021 with Wake Forest University to detect post-operative patient fluid status in the Post-Anesthesia Care Unit (“PACU”). ZMS also started enrollment in clinical trials with Vitalant Research Institute (the research arm of Vitalant, the nation's largest independent, nonprofit blood services provider) to track changes in the device's patented Relative Index during apheresis blood donation procedures and with DaVita Clinical Research characterizing changes in the device's patented Relative Index during hemodialysis procedures where a large volume of fluid is removed from patients.

In addition to FDA clearance, we are pursuing European Union (“EU”) Certificate European (“CE”) Marking. CE Marking is a certification that a product meets the standards established by the 28 nations of the EU and qualifies for sale in the EU and 4-nation European Free Trade Association.

As ZMS’ products are still in development, ZMS did not produce any revenue for the years ending December 31, 2021, and 2020.

In addition to the fluid volume monitor, ZMS filed for a provisional patent for a non-invasive sepsis monitor in December 2020 and an updated utility patent filed in December 2021.

Zynex International (Zynex Europe) (ZEU):

ZEU was formed in 2012 to further progress Zynex’s international expansion. ZEU is currently conducting business and focused on sales and marketing our products within the international marketplace, upon receipt of necessary regulatory approvals. ZEU did not produce significant revenue for the years ended December 31, 2021, and 2020.

SALES AND GROWTH STRATEGIES

To date, ZMI accounts for substantially all of our revenue and profit. We are focused on expanding our sales force to address what we believe is an untapped market for electrotherapy products for pain management which has become more attractive due to large competitors exiting the market. As of December 31, 2021, we had approximately 400 field sales representatives on staff or in the hiring process, of which 6 were independent, contract representatives and the remainder were W-2 direct employees. We continue to hire field sales representatives at a rapid rate, focusing on the quality and caliber of each candidate with the goal of having approximately 500-600 sales representatives in the U.S. by the end of 2022. We will be focused on increasing performance management standards for our sales force.

In an effort to increase revenue and diversification in order to provide our prescribers and patients with diverse solutions for their pain management needs, we are continually adding new complementary products to our ZMI sales channel, such as our hot/cold therapy, cervical traction, knee braces and LSO back braces. In addition, in March 2020 we introduced a full catalog of over 3,300 physical therapy products to promote in the clinics which we serve. We believe adding these complementary products will increase our market share in the marketplace and, in the future, grow our core business by providing our electrotherapy patients additional non-pharmacological pain relief and complementary products to our manufactured devices.

Distribution and Revenue Streams:

Currently, substantially all of our revenue is generated through our ZMI subsidiary from our electrotherapy products.

We sell through a direct sales force in United States. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated with a base salary and commissions based on fixed amounts depending on the type of product sold and insurance carrier of the patient. Our efforts to date have been focused on the United States market.

A significant portion of our revenue is derived from patients with insurance plans held by commercial health insurance carriers or government payers who pay on behalf of their insureds. The remaining portion of revenue is primarily received from workers’ compensation claims and attorneys representing injured patients, hospitals, clinics and private-pay individuals.

A large part of our revenue is recurring. Recurring revenue results primarily from the sale of surface electrodes and batteries sent to existing patients with our units. Electrodes and batteries are consumable items that are considered an integral part of our products.

Private Labeled Distributed Products

In addition to our own products, we distribute, through our sales force, a number of private labeled supplies and complementary products from other domestic manufacturers. These products generally include patient consumables, such as electrodes and batteries plus cervical traction, lumbar support, knee braces and hot/cold therapy. Customarily, there are no formal contracts between vendors in the durable medical equipment industry. Replacement products and components are easily found, either from our own products or other manufacturers, and purchases are made by purchase order.

Products

We currently market and sell Zynex-manufactured products and distribute complementary products and private labeled supplies for Zynex products, as indicated below:

Product Name	Description

Zynex Medical Products

NexWave	Dual channel, multi-modality IFC, TENS, NMES device

NeuroMove	Electromyography (EMG) — triggered electrical stimulation device

InWave	Electrical stimulation for treatment of female urinary incontinence

E-Wave	NMES device

Private Labeled Supplies

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Distributed Complementary Products

Comfortrac/Saunders	Cervical traction

JetStream	Hot/cold therapy

LSO Back Braces	Lumbar support

Knee Braces	Knee support

Zynex Monitoring Solutions Products

CM-1500	Zynex Fluid Monitoring System

CM-1600	Zynex Wireless Fluid Monitoring System – Submitted to the FDA, December 2021, not yet FDA cleared.

NiCO CO-Oximeter	Laser-based Noninvasive CO-Oximeter (Not yet FDA cleared)

HemeOx tHb Oximeter	Laser-based Total Hemoglobin Pulse Oximeter (Not yet FDA cleared)

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

Sales of NeuroMove have not generated material revenue for the years ended December 31, 2021 and 2020.

Hemodynamic Monitoring

Hemodynamic monitoring is the process of measuring the blood flow and pressure exerted in the heart, veins, and arteries. It provides an assessment of a patient’s circulatory status and their ability to assure cardiac output and oxygen delivery to the body. Maintaining effective circulating blood volume and pressure are key to assuring adequate oxygen saturation and perfusion.

Hemodynamic monitoring devices have been historically classified as, (a) invasive, using a central or pulmonary artery catheter, (b) minimally invasive, with the placement of an arterial line, and (c) noninvasive, where no device is inserted into the body for clinical assessment.

The Zynex Fluid Monitoring System (CM-1500) and the Zynex Wireless Fluid Monitoring System (CM-1600) are noninvasive monitoring devices designed to measure relative changes in fluid volume in adult patients. Fluid status is determined using Zynex’s proprietary algorithm and expressed as the patented Relative IndexTM, a simple value designed to accurately trend patient vital signs and alert clinicians for early intervention.

The Zynex Fluid Monitoring System (CM-1500) was cleared by the FDA in 2020. The Zynex Wireless Fluid Monitoring System (CM-1600) has been submitted to the FDA and is pending clearance.

Pulse Oximetry Monitoring

Pulse oximetry is a noninvasive method of measuring the oxygen saturation level (SpO2) of arterial blood. As one of the most common medical devices used in and out of hospitals around the world, pulse oximeters have gained widespread clinical acceptance as the standard of care for monitoring oxygen saturation. SpO2 has become the “fifth vital sign”, which, together with heart rate, blood pressure, respiratory rate, and temperature, provides crucial clinical information about a person’s health status.

The NiCO™ Noninvasive CO-Oximeter, the first laser-based photoplethysmographic patient monitoring technology, is designed to noninvasively measure and monitor four crucial species of hemoglobin with unprecedented accuracy.

The HemeOx™ Total Hemoglobin Pulse Oximeter is designed to noninvasively measure total hemoglobin and oxygen saturation, two critical parameters that typically require invasive arterial blood sampling for measurement. Total hemoglobin is a very commonly ordered blood test in healthcare, and HemeOx™ measures it with the continuous and noninvasive ease of a pulse oximeter at the patient bedside.

The NiCO™ Noninvasive CO-Oximeter and the HemeOx™ Total Hemoglobin Pulse Oximeter have not yet been cleared by the FDA.

MARKETS

Zynex Medical (ZMI):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products and private labeled supplies. Thus, we primarily compete in the home electrotherapy market for pain management, with products based on IFC, TENS and NMES devices and consumable supplies. We estimate the annual domestic market for home electrotherapy products at approximately $500 million. During 2020 and 2021, we grew our sales force to approximately 400 direct sales reps to address what we believe is an underserved electrotherapy market. The current opioid epidemic has been declared a health emergency, and we are uniquely positioned to help reduce the amount of opioids prescribed for treatment of chronic and acute pain symptoms. We are committed to providing health care professionals with alternatives to traditional opioid based treatment programs with our prescription-strength products which have no side-effects. This has never been more necessary than it is today considering the staggering statistics.

●	Pain impacts the lives of more Americans than diabetes, heart disease, and cancer combined.
●	Pain is the leading cause of disability, and seeking treatment for chronic or acute pain is the most common reason American’s seek health care. Approximately 50 million Americans suffer from chronic pain.
●	Nearly 20 million Americans experienced high-impact chronic pain, defined as “limiting life or work activities on most days or every day”, in the past 3 months.
●	If pharmaceuticals such as opioids continue to be used as the first line of defense, America will continue to see a rise in opioid misuse, addiction and drug-related deaths.

We also distribute complementary products such as JetStream Hot/Cold Therapy, Knee bracing, Aspen LSO Back bracing and Comfortrac and Saunders cervical and lumbar traction units, all products targeted at treating acute as well as chronic pain with minimal side-effects.

Key characteristics of our electrotherapy market are:

●	Collection cycles of initial payment from insurance carriers can range from less than 30 days to many months and considerably longer for many attorney, personal injury, and workers’ compensation cases. Such delayed payment impacts our cash flow and can slow our growth or strain our liquidity. Collections are also impacted by whether effective billing submissions are made by our billing and collections department to the third-party payers.
●	Prior to payment, third-party payers often make or take significant payment adjustments or discounts. This can also lead to denials and billing disputes with third-party payers.
●	The majority of our revenue is generated by the sale of medical devices and from recurring patient supplies, specifically from our electrotherapy products sold through ZMI. We are reliant on third-party payer reimbursement.

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. ZMS is currently focusing on its fluid monitoring system, the recently announced sepsis monitor and the pulse oximetry products acquired in its acquisition of Kestrel. We believe our products, once released into the marketplace (of which there can be no guarantee), will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. We have not yet identified competitors for these products. ZMS has not generated any revenue.

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

Intellectual Property

Zynex is committed to aggressively protect the intellectual property rights the Company has worked so hard to attain and to expand our intellectual property portfolio for advances to our existing products and for new products as they are developed.

Zynex has recently received two new U.S. utility patents, as well as a utility patent in Europe, for our fluid monitoring system. The acquisition of Kestrel Labs, Inc. by Zynex Inc. included an intellectual property portfolio surrounding the acquired laser-based photoplethysmographic technology. This expands both the size and scope of Zynex’s intellectual property portfolio to include key aspects of the exciting pulse oximetry market.

Zynex is trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

GOVERNMENT REGULATION

US Food and Drug Administration (FDA)

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

CE marking is the medical device manufacturer's claim that a product meets the essential requirements of all relevant European Medical Device Directives. The CE mark is a legal requirement to place a device on the market in the EU. Zynex is currently in the process of applying for CE marking on several of its electrotherapy devices and its CM-1500 Zynex Fluid Monitoring System.

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

Research and Development

During 2021 and 2020, we incurred approximately $2.6 million and $0.8 million, respectively, of research and development expenses. We expect our research and development expenditures to increase in 2022 as our ZMS business expands.

HUMAN CAPITAL

As of December 31, 2021, we employed 774 full time employees of which approximately 400 are employed as direct sales representatives in the field.

Our employees are our most important assets and set the foundation for our ability to achieve our strategic objectives. All of our employees contribute to our success and, in particular, our sales representatives are instrumental in our ability to reach more patients in pain.

The success and growth of our business depends in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. To succeed in a competitive labor market, we have developed recruitment and retention strategies, objectives and measures that we focus on as part of the overall management of our business. These strategies, objectives and measures form our human capital management framework and are advanced through the following programs, policies and initiatives:

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

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We face risks related to health pandemics, particularly the outbreak of COVID-19 and subsequent variants, which could adversely affect our business and results of operations.

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

 In addition to temporary closures of the providers and clinics that we serve, we could also experience temporary closures of the facilities of our suppliers, contract manufacturers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our third-party suppliers and contractors, and results of operations. The extent to which the COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our financial condition, results of operations and value of our common stock will be affected. The uncertainty surrounding the COVID-19 outbreak has caused the Company to increase its inventory in anticipation of possible supply chain shortages related to the COVID-19 virus. While the Company did not incur significant disruptions to its operations during 2020 and 2021, it is unable at this time to predict the impact that the COVID-19 virus will have on its business, financial position and operating results in future periods due to numerous uncertainties.

We have encountered significant volatility in our recent operating results.

The Company’s results from operations have improved significantly in recent years, but there have been significant volatility in our results over the past five years as reflected in the following table (in millions):

Year	Revenues	Profit
2017	$23.4	$7.4
2018	$31.9	$9.6
2019	$45.5	$9.5
2020	$80.1	$9.1
2021	$130.3	$17.1

Our financial results could continue to be volatile, and there is no assurance we will continue our current increase in revenue and profits.

We are dependent on reimbursement from third-party payers, most of whom are larger than we are and have substantially more employees and financial resources; changes in insurance reimbursement policies or application of them have resulted in decreased or delayed revenues.

A large percentage of our revenues come from third-party payer reimbursement. Most of the third-party payers are large insurance companies with substantially more resources than we have. Upon delivery of our products to our patients, we directly bill the patients’ private insurance companies or government payers for reimbursement. If the third-party payers do not remit payment on a timely basis or if they change their policies to exclude or reduce coverage for our products, we would experience a decline in our revenue as well as cash flow. In addition, we may deliver products to patients and invoice based on past practices and billing experiences only to have third-party payers later deny coverage for such products.

In some cases, our delivered product may not be covered pursuant to a policy statement of a third-party payer, despite a payment history with the third-party payer and benefits to the patients. A third-party payer may seek repayment of amounts previously paid for covered products. We maintain an allowance for provider discounts and amounts intended to cover legitimate requests for repayment. Failure to adequately identify and provide for amounts for resolution of repayment demands in our allowance for provider discounts could have a material adverse effect on our results of operations and cash flows. For government health care programs, if we identify a deficiency in prior claims or practices, we may be required to repay amounts previously reimbursed to us by government health care programs.

We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. These requests are sometimes related to a few patients, and other times include a significant number of refund claims in a single request which can accumulate to a significant amount. We review and evaluate these requests and determine if any refund is appropriate. During the adjudication process we review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, we are generally unable to determine if a refund request is valid. Although we cannot predict whether or when a request for repayment or our subsequent request for reimbursement will be resolved, it is not unusual for such matters to be unresolved for a long period of time. No assurances can be given with respect to our estimates for our allowance for provider discounts refund claim reimbursements and offsets or the ultimate outcome of the refund requests.

We at times have concentrations of credit risk with third-party payers; failure to collect these and other billed receivables could adversely affect our cash flows and results of operations.

The Company had receivables from one third-party payer at December 31, 2021 which made up approximately 22% of the accounts receivable balance. The Company had receivables from one third-party payer at December 31, 2020, which made up approximately 26% of the accounts receivable balance.

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

There are significant risks associated with the estimation of the amount of revenues, related refund liabilities, accounts receivable, and provider discounts that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of coverage, differing provider discount rates, and other third-party payer issues. Determining applicable primary and secondary coverage for our customers at any point in time, together with the changes in patient coverage that occur each month, require complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payers. Revenues associated with government programs are also subject to estimating risk related to the amounts not paid by the primary government payer that will ultimately be collectable from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and pay or retractions typically continue to occur for up to three years and longer after our products are provided. While we typically look to our past experience in collections with a payer in estimating amounts expected to be collected on current billings, recent trends and current changes in reimbursement practice, the overall healthcare environment, and other factors nonetheless could ultimately impact the amount of revenues recorded and the receivables ultimately collected. If our estimates of revenues, related refund liabilities, accounts receivable or provider discounts are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results. It could also lead to a restatement of our financial results.

Tax laws and regulations require compliance efforts that can increase our cost of doing business and changes to these laws and regulations could impact financial results.

We are subject to a variety of tax laws and regulations in the jurisdictions in which we do business. Maintaining compliance with these laws can increase our cost of doing business and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, or changes in tax laws or the interpretation thereof. The most significant recent example of this is the impact of the U.S Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which was enacted on December 22, 2017. These changes significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things. The Company has implemented the Tax Act and does not expect any significant changes related to the Tax Act at this time.

The Patient Protection and Accountability act of 2010 has had an impact on our business which may be in part beneficial and in part detrimental.

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation has had an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payers. This legislation has resulted in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during 2013 and 2014 and the lack of any significant increase in 2015. Orders and revenue increased in 2016 through 2021; however, we are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

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

Hospitals and clinicians may not accept any of our products as effective, reliable, or cost-effective. Factors that could prevent such institutional patient acceptance include:

●	If patients conclude that the costs of these products exceed the cost savings associated with the use of these products;
●	If patients are financially unable to purchase these products;
●	If adverse patient events occur with the use of these products, generating adverse publicity;
●	If we lack adequate resources to provide sufficient education and training to our patients;
●	If frequent product malfunctions occur, leading clinicians to believe that the products are unreliable;

●	Uncertainty regarding or change in government or third-party payer reimbursement policies for our products; and
●	If physicians or other health care providers believe that our products will not be reimbursed by insurers or decide to prescribe competing products.

Because our sales are dependent on prescriptions from physicians, if any of these or other factors result in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund our operations. Although we experienced an increase in orders for our ZMI products during 2020 and 2021 compared to prior years, we can make no assurances that demand for our products will not decline in future periods.

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

We could experience cost increases or disruptions in supply of raw materials or other components used in our products.

Our third-party manufacturers that assemble and manufacture components for our products expect to incur significant costs related to procuring raw materials required to manufacture and assemble our product. The prices for these raw materials fluctuate depending on factors beyond our control including market conditions and global demand for these materials and could adversely affect our business, prospects, financial condition, results of operations, and cash flows. Further, any delays or disruptions in our supply chain could harm our business. For example, COVID-19, including associated variants, could cause disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our products, and the internal designs and processes we or third-parties may adopt in an effort to remedy or mitigate impacts of such disruptions and delays could result in higher costs. In addition, our business also depends on the continued supply of battery cells for our products. We are exposed to multiple risks relating to availability and pricing of quality battery cells. These risks include:

●	the inability or unwillingness of battery cell manufacturers to build or operate battery cell manufacturing plants to supply the numbers of battery cells (including the applicable chemistries) required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;
●	disruption in the supply of battery cells due to quality issues or recalls by the battery cell manufacturers; and
●	an increase in the cost, or decrease in the available supply of raw materials used in battery cells, such as lithium, nickel, and cobalt.

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for raw materials or components would increase our operating costs and could reduce our margins.

We depend upon third parties to manufacture and to supply key semiconductor chip components necessary for our products. We do not have long-term agreements with our semiconductor chip manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of semiconductor chips, with respect to which there is a global shortage, we would not be able to find alternative sources in a timely manner and our business would be adversely impacted.

Semiconductor chips are a vital input component to the electrical architecture of our products, controlling wide aspects of the products’ operations. Many of the key semiconductor chips we use in our products come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in our supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver our products. We do not have any long- term supply contracts with any suppliers and purchase chips on a purchase order basis. Due to our reliance on these semiconductor chips, we are subject to the risk of shortages and long lead times in their supply. We are in the process of identifying alternative manufacturers for semiconductor chips. We have in the past experienced, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021. As a result, our ability to source semiconductor chips to be used in our products has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our products, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our products to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we may be required to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of products due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and sales, and otherwise materially and adversely affect our business and operations.

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

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer, Founder, and beneficial owner of approximately 38% of our outstanding stock. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. There is currently no employment agreement with Mr. Sandgaard. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find and attract qualified new employees and sales representatives and retain existing employees and sales representatives.

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

We consider our trademarks, trade secrets, and other intellectual property an integral component of our success. We rely on trademark law and trade secret protection and confidentiality agreements with employees, customers, partners, and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We obtained utility patents on the fluid monitoring system in 2021 and 2018 in the U.S. and in 2020 in Europe. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached, there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose competitive advantages.

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

Our acquisition of other companies could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we recently made and may in the future acquire or make investments in other companies, solutions or technologies to, among other reasons, expand or enhance our product offerings. In the future, any significant acquisition would require the consent of our lenders. Any failure to receive such consent could delay or prohibit us from acquiring companies that we believe could enhance our business.

We may not ultimately strengthen our competitive position or achieve our goals from our recent or any future acquisition, and any acquisitions we complete could be viewed negatively by users, customers, partners or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. For example, we recently acquired Kestrel Labs, Inc. and we must effectively integrate the personnel, products, technologies and customers and develop and motivate new employees. In addition, we may not be able to successfully retain the customers and key personnel of such acquisitions over the longer term, which could also adversely affect our business. The integration of our recently-acquired business or future-acquired business will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired business and accurately forecast the financial impact of the acquisition, including accounting charges.

We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock. For example, in connection with our acquisition of Kestrel Labs, Inc., we paid an approximate value of $30.5 million, consisting of $16.1 million in cash which was financed through Bank of America N.A. and approximately $14.4 million in Zynex common stock, a portion of which is held in escrow until certain milestones are achieved. To fund any future acquisition, we may issue equity, which would result in dilution to our stockholders, or incur more debt, which would result in increased fixed obligations and could subject us to additional covenants or other restrictions that would impede our ability to manage our operations.

If we are not able to integrate acquired businesses successfully, our business could be harmed.

Our inability to successfully integrate our recent and future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

●	unanticipated issues in integration of information, communications, and other systems;
●	unanticipated incompatibility of logistics, marketing, and administration methods;
●	maintaining employee morale and retaining key employees;
●	integrating the business cultures of both companies;
●	preserving important strategic client relationships;
●	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
●	coordinating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. For example, the failure to get regulatory approval to sell certain products of an acquired business may significantly reduce the anticipated benefits of the acquisition and could harm our results of operations, even if we have put in place contingencies for the delivery of closing consideration, such as the escrowed shares held back in our acquisition of Kestrel Labs, Inc. Further, acquisitions may also cause us to:

●	issue securities that would dilute our current stockholders’ ownership percentage;
●	use a substantial portion of our cash resources;
●	increase our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;
●	assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners;
●	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges;
●	experience volatility in earnings due to changes in contingent consideration related to acquisition liability estimates;
●	incur amortization expenses related to certain intangible assets;
●	lose existing or potential contracts as a result of conflict of interest issues;
●	incur large and immediate write-offs; or
●	become subject to litigation.

Our failure to comply with the covenants contained in our loan agreement could result in an event of default that could adversely affect our financial condition and ability to operate our business as planned.

We currently have an outstanding term loan and line of credit with Bank of America, N.A. under which we are obligated to pay monthly amortization payments. Our loan agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants. Our failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the bank preventing us from accessing availability under our line of credit and requiring us to repay any outstanding borrowings. There can be no assurance that we will be able to obtain waivers in the event of covenant violations or that such waivers will be available on commercially acceptable terms.

In addition, the indebtedness under our loan agreement is secured by a security interest in substantially all of our tangible and intangible assets, and therefore, if we are unable to repay such indebtedness the bank could foreclose on these assets and sell the pledged equity interests, which would adversely affect our ability to operate our business. If any of these were to occur, we may not be able to continue operations as planned, implement our planned growth strategy or react to opportunities for or downturns in our business.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

We are required to prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards we are required to adopt may require additional changes to the current accounting treatment that we apply to our financial statements and may require us to make significant changes to our reporting systems. Such changes could result in a material adverse impact on our business, results of operations and financial condition.

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

We paid a dividend on our common stock, and cash used to pay dividends will not be available for other corporate purposes

In 2018, our Board of Directors declared a special one-time dividend of $0.07 per share, which was paid in January 2019. In 2021, our Board of Directors declared a special one-time dividend of $0.10 per share, which was paid in January 2022. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition, and other factors our Board of Directors may consider. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Our stock price could become more volatile and your investment could lose value.

All of the factors discussed in this section could affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In October 2017, we signed a lease for a corporate headquarters in Englewood, Colorado beginning in January 2018. In March 2019, we signed an amendment to this lease, which allowed the Company to expand its corporate offices. An additional amendment was entered into on January 3, 2020 which expanded our corporate offices to approximately 85,681 square feet. During 2021, we moved our corporate headquarters to a new location, however, we continue to use the leased property for ZMS operations. The lease and subsequent amendments continue through June 30, 2023 with an option for a two-year extension through June 2025.

In addition to our corporate headquarters, we entered into a lease agreement for a warehouse and production facility with approximately 50,488 square feet in September 2020. The lease continues through June 2026 with an option for a five-year extension through June 2031.

In April 2021, we signed a sublease for a new corporate headquarters in Englewood, Colorado beginning in May 2021 for up to approximately 110,754 square feet. This lease runs through April 2028.

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

As of March 18, 2022, there were 39,784,068 shares of common stock outstanding and approximately 267 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Dividends

Our Board of Directors declared a one-time special cash dividend of $0.07 per share during the fourth quarter of 2018, which was paid in January 2019 and a one-time cash dividend of $0.10 per share and a 10% stock dividend during the fourth quarter of 2021, which was paid out and issued in January 2022. There can be no guarantee that we will continue to pay dividends. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

ITEM 6. [RESERVED]

Not required.

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

OVERVIEW

We operate in one primary business segment, electrotherapy and pain management products. As of December 31, 2021, the Company’s only active subsidiary is ZMI, a wholly-owned Colorado corporation, through which the Company conducts its U.S. electrotherapy and pain management operations. ZMS, a wholly-owned Colorado corporation, has developed a fluid monitoring system, which has received two utility patents and FDA approval in the U.S. ZMS also acquired Kestrel during 2021, which had two pulse-oximeter products they are developing and numerous patents. However, ZMS has achieved no revenues to date.

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Annual Report.

HIGHLIGHTS

During the year ended December 31, 2021, the Company achieved the following:

ZMI

●	Achieved an 89% increase in order growth, 63% growth in revenue and 88% growth in net income compared to the prior year;
●	Due to strong results and related cash flow, we declared a $0.10 cash dividend and a 10% stock dividend in November 2021;
●	We moved into a larger corporate office to accommodate order and revenue growth by increasing staffing at the corporate level; and
●	Expanded our pain management product line by adding knee braces.

ZMS

●	Filed for FDA approval of the CM-1600 laser-based fluid monitoring system; and
●	Acquired Kestrel Labs, Inc. on December 22, 2021 for an approximate value of $30.5 million, consisting of $16.1 million in cash which is being financed through Bank of America N.A. and approximately $14.4 million in Zynex common stock.

SUMMARY

Net revenue increased 63% in 2021 to $130.3 million from $80.1 million in 2020. Net income was $17.1 million and $9.1 million for the years ended December 31, 2021, and 2020, respectively.

We generated cash flows from operating activities of $6.9 million during the year ended December 31, 2021. Increased orders for our devices and supplies and the related receivables and cash flows, which allowed us to grow our working capital at December 31, 2021 to $59.8 million, compared to $52.9 million as of December 31, 2020.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format (in thousands).

	For the Years Ended
	December 31,		$
	2021	2020	change
NET REVENUE
Devices	$36,613	$21,269	$15,344
Supplies	93,688	58,853	34,835
Total net revenue	130,301	80,122	50,179

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	27,321	17,417	9,904
Sales and marketing	54,290	34,133	20,157
General and administrative	26,324	18,323	8,001
Total costs of revenue and operating expenses	107,935	69,873	38,062

Income from operations	22,366	10,249	12,117

Other income/(expense)
Loss on disposal of non-controlling interest	—	(77)	77
Interest expense	(95)	(19)	(76)
Other income/(expense), net	(95)	(96)	1

Income from operations before income taxes	22,271	10,153	12,118
Income tax expense	5,168	1,079	4,089
Net Income	$17,103	$9,074	$8,029

Net income per share:
Basic	$0.45	$0.24	$0.20
Diluted	$0.44	$0.24	$0.20

Weighted average basic shares outstanding	38,317	37,256	1,061
Weighted average diluted shares outstanding	39,197	38,438	759

The following table presents our consolidated statements of operations reflected as a percentage of total revenue:

	For the Years Ended December 31,
	2021	2020
NET REVENUE
Devices	28%	27%
Supplies	72%	73%
Total net revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	21%	22%
Sales and marketing	42%	43%
General and administrative	20%	23%
Total costs of revenue and operating expenses	83%	87%

Income from operations	17%	13%

Other income/(expense)
Loss on disposal of non-controlling interest	0%	0%
Interest expense	0%	0%
Other income/(expense), net	0%	0%

Income from operations before income taxes	17%	13%
Income tax expense	4%	1%
Net Income	14%	11%

Net income per share:
Basic	0.45	0.24
Diluted	0.44	0.24

Weighted average basic shares outstanding	38,317	37,256
Weighted average diluted shares outstanding	39,197	38,438

Net Revenue

Net revenues are comprised of device and supply sales, constrained by estimated third-party payer reimbursement deductions. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of third-party payer insurance claims and other customer collection history. Product device revenue is primarily comprised of sales and rentals of our electrotherapy products and also includes complementary products such as our cervical traction, lumbar support and hot/cold therapy products.

Supplies revenue is primarily comprised of sales of our consumable supplies to patients using our electrotherapy products, consisting primarily of surface electrodes and batteries. Revenue related to both devices and supplies is reported net, after adjustments for estimated third-party payer reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the health care industry as billing adjustments whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See our Significant Accounting Policies in Note 2 to the Consolidated Financial Statements for a more complete explanation of our revenue recognition policies.

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

Net revenue increased $50.2 million or 63% to $130.3 million for the year ended December 31, 2021, from $80.1 million for the year ended December 31, 2020. The growth in net revenue is primarily related to the 89% growth in device orders which led to an increased customer base and drove higher sales of consumable supplies.

Device Revenue

Device revenue is related to the purchase or lease of our electrotherapy products as well as complementary products including cervical traction, lumbar support and hot/cold therapy products. Device revenue increased $15.3 million or 72% to $36.6 million for the year ended December 31, 2021, from $21.3 million for the year ended December 31, 2020. The increase in device revenue is related to the growth in our device and complementary product orders of 89% from 2020 to 2021 as a result of greater sales representative productivity.

Supplies Revenue

Supplies revenue is related to the sale of supplies, typically electrodes and batteries, for our products. Supplies revenue increased $34.8 million or 59% to $93.7 million for the year ended December 31, 2021, from $58.9 million for the year ended December 31, 2020. The increase in supplies revenue is primarily related to growth in our customer base from higher device sales in 2021 and prior years.

Operating Expenses

Costs of Revenue –Devices and Supplies

Costs of revenue – devices and supplies consist primarily of device and supplies costs, operations labor and overhead, shipping and depreciation. Costs of revenue increased $9.9 million or 57% to $27.3 million for the year ended December 31, 2021, from $17.4 million for the year ended December 31, 2020. The increase in costs of revenue is directly related to the increase in device and supplies orders as well as our new production and inventory facility which opened in January 2021. As a percentage of revenue, cost of revenue –devices and supplies decreased to 21% for the year ended December 31, 2021 compared to 22% for the year ended December 31, 2020. The decrease in cost of revenue – devices and supplies as a percentage of revenue was due to expanding our supplier portfolio mix and reducing supply costs.

Sales and Marketing Expense

Sales and marketing expense primarily consists of employee-related costs, including commissions and other direct costs associated with these personnel including travel and marketing expenses. Sales and marketing expense for the year ended December 31, 2021 increased 59% to $54.3 million from $34.1 million for the year ended December 31, 2020. The increase in sales and marketing expense is primarily due to increased payroll costs, related to increased average direct sales reps during the year and a full year of our regional sales managers which we began adding in 2020. We also increased our internal sales support functions to assist patients during the sales process. Increased orders resulted in higher sales commissions as well as travel expenses. As a percentage of revenue, sales and marketing expense decreased to 42% for the year ended December 31, 2021 from 43% for the year ended December 31, 2020. The decrease as a percentage of revenue is primarily due to the increase in revenue and our sales force becoming more productive.

General and Administrative Expense

General and administrative expense primarily consists of employee related costs, facilities expense, professional fees and depreciation and amortization. General and administrative expense for the year ended December 31, 2021 increased 44% to $26.3 million from $18.3 million for the year ended December 31, 2020. The increase in general and administrative expense is primarily due to the following:

●	an increase of $3.3 million in compensation and benefits expense, including non-cash stock compensation expense, related to headcount growth in ZMI and $0.7M in ZMS. During 2021, the Company increased its average employee headcount for its billing and patient support activities by approximately 55%, or 96 employees;
●	an increase of $2.6 million in other expenses, including professional fees, research and development supplies, sales tax, temporary labor costs and other general and administrative costs associated with the increase in order volumes; and
●	an increase of $1.1 million in rent and facilities expenses as we entered into a new corporate headquarters lease during 2021. Much of the increase in facilities was non-cash as we received 21 months of free rent on the new corporate headquarters but for GAAP purposes the rent over the lease term is expensed on a straight-line basis.

As a percentage of revenue, general and administrative expense decreased to 20% for the year ended December 31, 2021 from 23% for the year ended December 31, 2020. The decrease as a percentage of revenue is primarily due to increased revenue and leveraging our investment in general and administrative functions from prior years.

The Company expects that general and administrative expenses will continue to increase through 2022 as the Company continues to expand its corporate headcount to accommodate continued order growth.

Other Income (Expense)

Other expense was $95,000 for the year ended December 31, 2021, of which $41,000 was related to interest on our finance lease obligations, $13,000 was related to interest on new debt. Other expense was $96,000 for the year ended December 31, 2020.

Income Tax Expense

We recorded income tax expense of $5.2 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively. The effective income tax rate for the years ended December 31, 2021 and 2020 was 24% and 10%, respectively. The increase in expense and effective rate during 2021 is primarily due to a decrease in deductions related to stock option exercises. During 2021, discrete items related to stock-based compensation was $0.2 million as compared with $1.7 million in 2020.

FINANCIAL CONDITION

As of December 31, 2021, we had working capital of $59.8 million, compared to $52.9 million as of December 31, 2020. The increase in working capital is primarily due to the Company’s profitability from increased orders and related revenue during 2021. The increase in working capital is net of a cash dividend declared of $3.6 million which was paid in January 2022. We generated $6.9 million in operating cash flows during 2021.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. As of December 31, 2021, our principal source of liquidity was $42.6 million in cash and $28.6 million in accounts receivables. The increased cash balance at December 31, 2021 was primarily due to the profitability during the year as a result of increased orders and improved sales rep productivity.

Upon closing on the Kestrel acquisition we entered into a loan and credit facility agreement with Bank of America, N.A. The credit facility includes a line of credit in the amount of $4.0 million available until December 1, 2024. The loan is a fixed rate term loan in the amount of $16.0 million and has an interest rate equal to 2.8% per year. The term loan is payable in equal principal installments of $444,444 per month through December 1, 2024 plus interest on the first day of each month beginning January 1, 2022. See Note 7.

Our anticipated uses of cash in the future will be to fund the expansion of our business. The Company does not anticipate any large expenditures for capital resources over the next 12 months.

Net cash provided by operating activities for the years ended December 31, 2021 and 2020 was $6.9 million and $0.8 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2021 was primarily due to increased profitability in 2021 and an increase in non-cash lease expense and depreciation. The increase in cash provided by operating activities was partially offset by an increase in AR and Inventory. Cash provided by operating activities for the year ended December 31, 2020 was primarily due to profitability, which was offset by increased accounts receivable due to revenue growth.

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $16.6 million and $1.0 million, respectively. Cash used in investing activities for the year ended December 31, 2021 was primarily related to the acquisition of Kestrel and the purchase of computer, office and warehouse equipment.

Cash used in investing activities for the year ended December 31, 2020 was primarily related to the purchase of computer and office equipment.

Net cash provided by financing activities for the year ended December 31, 2021 was $13.1 million compared with net cash provided by financing activities of $25.3 million for the year ended December 31, 2020. The cash provided by financing activities of $13.1 million for the year ended December 31, 2021 was primarily due to net proceeds from debt assumed in the Kestrel acquisition of $16.0 million, which is slightly offset by the purchase of treasury stock totaling $2.7 million.

The $25.3 million of cash provided by financing activities for the year ended December 31, 2020 was primarily due to an equity offering in July 2020 for net proceeds of $25.2 million along with net proceeds from the exercise of stock options of $0.1 million. During 2021 there was no equity offering. We believe our cash, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash balance at December 31, 2021 of $42.6 million;
●	Our working capital balance of $59.8 million;
●	Our accounts receivable balance of $28.6 million:
●	Our increasing profitability over the last 6 years; and
●	Our planned capital expenditures of less than $1.0 million during 2022.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2021 (in thousands).

	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	21,190	3,569	2,982	3,496	3,567	3,362	4,214
Finance leases	513	154	152	116	76	15	—
	$21,703	$3,723	$3,134	$3,612	$3,643	$3,377	$4,214

We lease office and warehouse facilities under non-cancelable operating leases. The current office facility leases include our corporate headquarters and a production warehouse, both located in Englewood, Colorado. We also rent a small warehouse/office in Denmark. Rent expense was $3.5 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. A portion of the increase in facilities was non-cash as we received 21 months of free rent on the new corporate headquarters but for GAAP purposes the rent over the lease term is expensed on a straight-line basis.

The Company also leases office equipment for its corporate and warehouse facilities under non-cancelable finance lease agreements.

Off – Balance Sheet Arrangements

As of December 31, 2021, and 2020, we had no off-balance sheet arrangements or obligations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.

We have identified the policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition and Accounts Receivable

Revenue is generated primarily from sales and leases of our electrotherapy devices and related supplies and complementary products. Sales are primarily made with, and shipped, direct to the patient with a small amount of revenue generated from sales to distributors.

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

Revenue for purchased devices is recognized in accordance with Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (ASC 606) when the device is delivered to the patient.

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

Variable consideration

A significant portion of the Company’s revenues are derived, and the related receivables are due, from patients with commercial or government health insurance plans. Revenues are estimated using the portfolio approach by third party payer type based upon historical rates of collection, the aging of receivables, trends in the historical reimbursement rates by third-party payer types and current relationships and experience with the third-party payers, which includes estimated constraints for third-party payer refund requests, deductions and adjustments. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products from third-party payers or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party payer reimbursement, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known. Historically these differences have been immaterial and the Company has not had to go back and reassess the adjustments of future periods for past billing adjustments.

The Company monitors the variability and uncertain timing over third-party payer types in our portfolios. If there is a change in our third-party payer mix over time, it could affect our net revenue and related receivables. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by third-party payer type. However, changes to constraints related to billing adjustments and refund requests have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

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

Acquisition Method of Accounting for Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party valuation specialists to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuation require management to make significant estimates and assumptions, especially with respect to intangible assets. Different valuations approaches are used to value different types of intangible assets. Under the income approach, the relief from royalty method is a valuation technique which is used to estimate the value of certain intangible assets. This method utilizes projected financial information and hypothetical royalty rates to estimate the cost savings associated with asset ownership. The estimated cost savings are discounted for risk and the time value of money to estimate an intangible asset’s fair value. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion or all of our intangible assets, which would adversely affect our operating results in the period of impairment.

Impairment of Long-lived Assets, including Goodwill

We assess impairment of goodwill annually and other long-lived assets when events or changes in circumstances indicates that their carrying value amount may not be recoverable. Long-lived assets consist of property and equipment, net and goodwill and intangible assets. Circumstances which could trigger a review include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; (iii) or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. If the estimated future undiscounted cash flows, excluding interest charges, from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Contingent considerations

We classify contingent consideration liabilities related to business acquisitions within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of contingent consideration liabilities using a Monte Carlo simulation which is based on equity volatility, the risk-free rate, the normal variate, projected milestone dates, discount rates, and probabilities of payment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company”, this Item and the related disclosure is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report thereon of Plante & Moran, PLLC, are filed as part of this report starting on page F-1.

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

Based on our evaluation under the 2013 framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2021 regarding shares of common stock available for issuance under our equity incentive plans (in thousands except exercise price)

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted	for Future Issuance
	Exercise of	Average Exercise	Under Equity
	Outstanding	Price of	Compensation Plans
	Options,	Outstanding	(excluding securities
	Warrants	Options, Warrants	reflected in the first
	and Rights	and Rights	column)
Plan Category
2005 Stock Option Plan (1) (2)	325	$0.27	—
Equity Compensation Plans not approved by Shareholders	28	0.22	—
Warrants	99	2.40
2017 Stock Option Plan (3)	867	1.09	3,937
Total	1,319	$0.97	3,937
(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.
(2)	As of December 31, 2014, the 2005 Stock Option Plan was terminated. Termination of the plan did not affect the rights and obligations of the participants and the company arising under options previously granted.
(3)	The 2017 Stock Option Plan was approved by shareholders on June 1, 2017.

The additional information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

The Board of Directors has determined that Messrs. Cress, Disbrow and Michaels who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

4.1	Zynex, Inc 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Report on form S-8 filed on September 6, 2017)

4.2*	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1†	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

10.2†	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.3†	Employment agreement for Daniel J. Moorhead dated June 5, 2017 (incorporated by reference of Exhibit 10.1 to the Company’s Report on Form 8K filed on June 8, 2017)

10.4	Office Lease, effective October 20, 2017, between CSG Systems, Inc. and Zynex Medical, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 26, 2017).

10.5	Zynex, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on January 11, 2018)

10.6

Equity Distribution Agreement, dated October 29, 2019 between Zynex, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 29, 2019)

10.7

Amendment to Sublease Agreement, effective January 3, 2020, between CSG Systems, Inc. and Zynex, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on January 7, 2020

Exhibit Number	Description

10.8

Underwriting Agreement dated July 14, 2020, among certain selling stockholders, Piper Sandler & Co., and Zynex, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on July 17, 2020)

10.9	Lease Agreement, effective September 30, 2020, between GIG CW Compark, LLC and Zynex, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 6, 2020).

10.10

Sublease Agreement between Zynex, Inc. and Cognizant Trizetto Software Group, Inc. dated April 8, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2021)

10.11

Stock Purchase Agreement by and among Kestrel Labs, Inc., Zynex Monitoring Solutions Inc., Zynex, Inc. and Selling Shareholders named herein dated as of December 22, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 23, 2021)

10.12

The Loan Agreement and accompanying documents dated December 22, 2021 among Bank of America N.A., Zynex Medical, Inc., and Zynex Monitoring Solutions (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 30, 2021)

Exhibit Number	Description
21*	Subsidiaries of the Company

23.1*	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm (Filed herewith)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: March 21, 2022	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

March 21, 2022	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

March 21, 2022	Daniel Moorhead	/s/ Daniel Moorhead
Chief Financial Officer and Principal Financial Officer

March 21, 2022	Barry D. Michaels	/s/ Barry D. Michaels
Director

March 21, 2022	Michael Cress	/s/ Michael Cress
Director

March 21, 2022	Joshua R. Disbrow	/s/ Joshua R. Disbrow
Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zynex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zynex, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of Transaction Price and Variable Consideration for Revenue Recognition including related Valuation of Accounts Receivable – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

As described in Note 2 to the financial statements, revenue is derived from sales and leases of electrotherapy devices and sales of related supplies and complementary products. The Company recognizes revenue when control of the product has been transferred to the patient, in the amount that reflects the consideration the Company expects to receive. The Company estimates revenues using the portfolio approach based upon historical rates of collection, aging of receivables, product mix, trends in historical reimbursement rates by third-party payer types, and current relationships and experience with the third-party payers, which includes estimated variable consideration and relevant constraints for third-party payer refund requests, deductions and adjustments.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition and accounts receivable include the following, among others:

●	We gained an understanding of the design of the controls over the Company's contracts with customers including those controls over the processes to develop key management estimates.
●	We performed testing throughout the year on a sample of contracts to test the validity of sales transactions and cash receipts application.
●	We also performed testing throughout the year on a quarterly basis over subsequent collections on recorded receivables.
●	We evaluated the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculations, including evaluating management’s estimate of historical reimbursement experience as well as expected future payment behavior through a combination of underlying data validation by inspection of source documents, independent recalculation of management’s analysis, review of correspondence with third-party payers, inquiries with management and evaluation of trends in collection rates and refund requests.
●	We performed independent sensitivity analyses over the Company's significant assumptions embodied within their key estimates including evaluation of subsequent payment activity compared with management’s estimate of expected collection rates.

Business Combination – Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

As described in Note 3 to the financial statements, the Company acquired Kestrel Labs, Inc. (“Kestrel”) on December 22, 2021 for consideration of $30.5 million, including cash, stock and contingent consideration. The acquisition of Kestrel was accounted for under the acquisition method of accounting for business combinations. As such, assets acquired and liabilities assumed were recorded at their estimated fair values, including intangible assets of $10 million and contingent consideration of $9.7 million, as of the acquisition date. The contingent consideration consisted of potential payments in common stock of the Company for achieving FDA submission and approval and is remeasured to fair value each reporting period. The determination of fair value of identified intangible assets and contingent consideration required management to make significant estimates and assumptions and engage a valuation firm to assist with estimating the fair value of the intangible asset and contingent consideration liability.

We identified the valuation of the intangible asset and contingent consideration liability as a critical audit matter. Auditing the Company’s accounting for the acquisition of Kestrel was challenging and complex due to the degree of subjectivity involved in evaluating the estimation uncertainty and key assumptions involved in determining the fair value of acquisition-related contingent consideration and intangible assets. Auditing the key assumptions in management’s estimates required a high degree of auditor judgment and increased effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions impacting the fair value calculation of the acquisition-related contingent consideration and intangible asset included the following, among others:

Related to valuation of the acquisition-related contingent consideration liability:

●	We gained an understanding of the design of the controls over the Company's accounting for the acquisition including controls over the process to develop estimates for the contingent consideration.

●	We inquired of management to understand each milestone and key assumptions, including current progress and any results received to date and stock price volatility.
●	We evaluated the reasonableness of the key assumptions by comparing them (1) internal communications to management and the Board of Directors, (2) information included in the Company’s external communications, and (3) regulatory trends to consider the impact of changes in the regulatory environment on the key assumptions.
●	We independently corroborated the reasonableness of the key assumptions by verifying the process and timing necessary to achieve each milestone.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the significant valuation assumptions and calculations by
o	Evaluating the appropriateness of the method used for estimating fair value,
o	Evaluating the reasonableness of the valuation assumptions utilized, including the discount rate, and
o	Testing the completeness and mathematical accuracy of the model used to determine the estimated fair value of the contingent consideration.

Related to the valuation of intangible asset:

●	We gained an understanding of the design of the controls over the Company's accounting for the acquisition including controls over the process to develop estimates for the intangible asset.
●	We inquired of management and the Company’s personnel to understand the key assumptions, including revenue growth rates, projected margins, and the royalty rate.
●	We evaluated whether the assumptions used were reasonable by considering industry data and current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the significant valuation assumptions and calculations by
o	Evaluating the appropriateness of the method used for estimating fair value,
o	Evaluating the reasonableness of the valuation assumptions utilized, including the discount rate, and
o	Testing the completeness and mathematical accuracy of the calculation used to determine the estimated fair value of the intangible asset.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2016.

Denver, Colorado

March 21, 2022

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$42,612	$39,173
Accounts receivable, net	28,632	13,837
Inventory, net	10,756	8,635
Prepaid expenses and other	689	1,378
Total current assets	82,689	63,023

Property and equipment, net	2,186	1,925
Operating lease asset	16,338	5,993
Finance lease asset	389	321
Deposits	585	347
Intangible assets, net of accumulated amortization	9,975	—
Goodwill	20,401	—
Deferred income taxes	711	566
Total assets	$133,274	$72,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	4,739	4,709
Cash dividends payable	3,629	8
Operating lease liability	2,859	2,051
Finance lease liability	118	77
Income taxes payable	2,296	280
Current portion of debt	5,333	—
Accrued payroll and related taxes	3,897	2,992
Total current liabilities	22,871	10,117
Long-term liabilities:
Long-term portion of debt, less issuance costs	10,605	—
Contingent consideration	9,700	—
Operating lease liability	15,856	4,920
Finance lease liability	317	283
Total liabilities	59,349	15,320

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,400,834 issued and 39,737,890 outstanding as of December 31, 2021 (including 3,606,970 shares declared as a stock dividend on November 9, 2021 and issued on January 21, 2022) 39,739,368 issued and 38,244,310 outstanding as of December 31, 2020 (including 3,452,379 shares declared as a stock dividend on November 9, 2021 and issued on January 21, 2022)	41	36
Additional paid-in capital	80,397	37,235
Treasury stock of 1,246,399 and 1,071,220 shares, at December 31, 2021 and 2020, respectively, at cost	(6,513)	(3,846)
Retained earnings	—	23,430
Total stockholders' equity	73,925	56,855
Total liabilities and stockholders' equity	$133,274	$72,175

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Years Ended December 31,
	2021	2020
NET REVENUE
Devices	$36,613	$21,269
Supplies	93,688	58,853
Total net revenue	130,301	80,122

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	27,321	17,417
Sales and marketing	54,290	34,133
General and administrative	26,324	18,323
Total costs of revenue and operating expenses	107,935	69,873

Income from operations	22,366	10,249

Other income/(expense)
Loss on disposal of non-controlling interest	—	(77)
Interest expense	(95)	(19)
Other income/(expense), net	(95)	(96)

Income from operations before income taxes	22,271	10,153
Income tax expense	5,168	1,079
Net Income	$17,103	$9,074

Net income per share:
Basic	$0.45	$0.24
Diluted	$0.44	$0.24

Weighted average basic shares outstanding	38,317	37,256
Weighted average diluted shares outstanding	39,197	38,438

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,103	$9,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,261	1,572
Amortization	25	—
Non-cash reserve charges	(107)	(238)
Stock-based compensation	1,630	2,681
Non-cash lease expense	1,398	2
Benefit for deferred income taxes	(146)	(54)
Change in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(14,781)	(8,004)
Prepaid and other assets	690	(724)
Accounts payable and other accrued expenses	2,889	3,773
Inventory	(3,776)	(7,323)
Deposits	(237)	(18)
Other	—	77
Net cash provided by operating activities	6,949	818

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(609)	(985)
Business acquisition, net of cash acquired	(15,997)	—
Net cash used in investing activities	(16,606)	(985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(98)	(57)
Cash dividends paid	(1)	—
Purchase of treasury stock	(2,667)	—
Debt issuance costs	(16)	—
Proceeds from issuance of common stock under equity offering, net	—	25,203
Proceeds from the issuance of common stock on stock-based awards	161	566
Proceeds from debt	15,953	—
Taxes withheld and paid on employees' equity awards	(236)	(412)
Net cash provided by financing activities	13,096	25,300
Net increase in cash	3,439	25,133
Cash at beginning of period	39,173	14,040
Cash at end of period	$42,612	$39,173

Supplemental disclosure of cash flow information:
Cash paid for interest	$(82)	$(19)
Cash paid for rent	$(2,109)	$(1,633)
Cash paid for income taxes	$(3,305)	$(894)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,240	$3,834
Right-of-use assets obtained in exchange for new finance lease liabilities	$175	$225
Inventory transferred to property and equipment under lease	$1,587	$811
Capital expenditures not yet paid	$47	$—
Accrual for cash dividend payable	$3,622	$—
Contingent consideration related to acquisition	$9,700	$—
Stock issued for acquisition	$(4,701)	$—
Stock dividend	$(36,911)	$—

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2021 AND 2020

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			Additional			Non-	Total
	Common Stock		Paid-in	Treasury	Retained	Controlling	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Interest	Equity
Balance at December 31, 2019	36,041,371	$34	$9,198	$(3,846)	$14,356	$(89)	$19,653
Stock issued for public offering, net of issuance cost	1,375,000	1	25,202	—	—	—	25,203
Exercised and vested stock-based awards	854,406	1	566	—	—	—	567
Stock-based compensation expense	—	—	2,681	—	—	—	2,681
Shares of common stock withheld to pay taxes on employees' equity awards	(26,467)	—	(412)	—	—	—	(412)
Deconsolidation of non-controlling interest	—	—	—	—	—	89	89
Net income	—	—	—	—	9,074	—	9,074
Balance at December 31, 2020	38,244,310	$36	$37,235	$(3,846)	$23,430	$—	$56,855
Exercised and vested stock-based awards	234,388	1	160	—	—	—	161
Warrants exercised	11,000	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,630	—	—	—	1,630
Shares of common stock withheld to pay taxes on employees' equity awards	(44,414)	—	(236)	—	—	—	(236)
Purchase of treasury stock	(175,179)	—	—	(2,667)	—	—	(2,667)
Stock issued for acquisition	489,262	—	4,701	—	—	—	4,701
Escrow shares issued for acquisition	978,523	—	—	—	—	—	—
Cash dividends declared ($0.10 per share)	—	—	—	—	(3,622)	—	(3,622)
Stock dividends declared	—	4	36,907	—	(36,911)	—	—
Net income	—	—	—	—	17,103	—	17,103
Balance at December 31, 2021	39,737,890	$41	$80,397	$(6,513)	$—	$—	$73,925

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(1)   ORGANIZATION, NATURE OF BUSINESS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of December 31, 2021, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which was incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

In December 2021, the Company acquired 100% of Kestrel Labs, Inc. (“Kestrel”), a laser-based, noninvasive patient monitoring technology company. Kestrel’s' laser-based products include the NiCO™ CO-Oximeter, a multi-parameter pulse oximeter, and HemeOx™, a total hemoglobin oximeter that enables continuous arterial blood monitoring. Both NiCO and HemeOx are yet to be presented to the U.S. Food and Drug Administration (“FDA”) for market clearance. All activities related to Kestrel flow through our ZMS subsidiary.

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

During the years ended December 31, 2021, and 2020, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and health care providers.

The Company declared a 10% stock dividend on November 9, 2021, which was effective on January 21, 2022. Except as otherwise indicated, all related amounts reported in the consolidated financial statements, including common share quantities, earnings per share amounts and exercise prices of options, have been retroactively adjusted for the effect of this stock dividend.

(2)   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling Interest

Non-controlling interest in the equity of a subsidiary is accounted for and reported as a decrease in shareholders’ equity. Prior years’ non-controlling interest represents the 20% ownership in the Company’s majority-owned inactive subsidiary, Zynex Billing, Corp (ZBC). During 2020, the Company dissolved ZBC due to inactivity and has no plans to restart operations. As a result, the Company recorded a loss of $77,000 on the dissolution related to the 20% non-controlling interest, less liabilities that were written off.

Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the expected net collectable value of its accounts receivable and related revenue, inventory reserves, the life of its leased unit devices, stock-based compensation, and valuation of long-lived assets acquired in business combinations and realizability of deferred tax assets.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The Company measures its long-term debt at fair value which approximates book value as the long-term debt bears market rates of interest.

The Company classifies contingent consideration liabilities related to business acquisitions within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The Company estimates the fair value of contingent consideration liabilities using a Monte Carlo simulation. Changes in the fair value of contingent liabilities in subsequent periods are recorded as a loss (gain) in the statements of operations.

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

Accounts Receivable, Net

The Company’s accounts receivables represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies or complementary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company bills the patient’s third-party payer or the patient. Billing adjustments represent the difference between the list prices and the reimbursement rates set by third-party payers, including Medicare, commercial payers and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written off after several appeals, which in some cases may take longer than twelve months. Primarily all of the Company’s receivables are due from patients with commercial or government health plans and workers compensation claims with a small portion related to private pay individuals, attorney and auto claims.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Raw materials	$4,471	$3,213
Work-in-process	345	1,455
Finished goods	4,468	4,119
Inventory in transit	1,624	—
	$10,908	$8,787
Less: reserve	(152)	(152)
	$10,756	$8,635

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

Property and Equipment

Property and equipment is recorded at cost. Repairs and maintenance expenditures are charged to expense as incurred. We compute depreciation expense on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Office furniture and equipment	5 to 7 years
Assembly equipment	7 years
Vehicles	5 years
Leasehold improvements	Shorter of useful life or term of lease
Leased devices	9 months

Leases

The Company determines if an arrangement is a lease at inception or modification of a contract.

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. For our finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For our operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on our Consolidated Balance Sheets. For additional information on our leases where the Company is the lessee, see Note 11- Leases.

A significant portion of our device revenue is derived from patients who obtain our devices under month-to-month lease arrangements where the Company is the lessor. Revenue related to devices on lease is recognized in accordance with Accounting Standards Codification (“ASC”) 842, Leases. Using the guidance in ASC 842, we concluded our transactions should be accounted for as operating leases based on the following criteria:

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

Intangible Assets and Goodwill

The Company records intangible assets based on estimated fair value on the date of acquisition. The finite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the assets. The indefinite-lived intangible assets are not subject to amortization but are subject to impairment testing in the future.

Goodwill is recorded as the difference between the fair value of the purchase consideration and the estimated fair value of the net identifiable tangible and intangible assets acquired. Useful lives of finite-lived intangible assets by each asset category are summarized below:

Estimated
Useful Lives
in years
Patents	11

Revenue Recognition

Revenue is derived from sales and leases of our electrotherapy devices and sales of related supplies and complementary products. The Company recognizes revenue when control of the product has been transferred to the patient, in the amount that reflects the consideration the Company expects to receive. In general, revenue from sales of our devices and supplies is recognized once the product is delivered to the patient, which is when control is deemed to have transferred to our patient.

Sales of our devices and supplies are primarily shipped directly to the patient, with a small amount of revenue generated from sales to distributors. In the healthcare industry there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third-party payers, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. There are no substantial costs incurred through support or warranty obligations.

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to ASC 606 and leases subject to ASC 842 (in thousands):

	For the Years Ended December 31,
	2021	2020
Device revenue
Purchased	$9,240	$6,390
Leased	27,373	14,879
Total device revenue	$36,613	$21,269

Revenues are estimated using the portfolio approach by third-party payer type based upon historical rates of collection, aging of receivables, trends in historical reimbursement rates by third-party payer types, and current relationships and experience with the third-party payers, which includes estimated constraints for third-party payer refund requests, deductions and adjustments. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party payer billing arrangements and the uncertainty of reimbursement amounts for certain products from third-party payers or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Settlements with third-party payers for retroactive revenue adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price using the expected amount method. These adjustments to transaction price are estimated based on the terms of the payment agreement with the payer, correspondence from the payer and historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Due to continuing changes in the health care industry and third-party payer reimbursement, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated and actual collectability are reflected in the period in which received. Historically these differences have been immaterial, and the Company has not had a significant reversal of revenue from prior periods.

A change in the way estimates are determined can result from a number of factors, including changes in the reimbursement policies or practices of third-party payers, or changes in industry rates of reimbursement. The Company monitors the variability and uncertain timing over third-party payer types in our portfolios. If there is a change in our third-party payer mix over time, it could affect our net revenue and related receivables. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by third-party payer type. However, changes to constraints for billing adjustments and refund requests have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

Impairment of Long-lived Assets

The Company assesses impairment of long-lived assets when events or changes in circumstances indicates that their carrying value amount may not be recoverable. Long-lived assets consist of property and equipment, net and intangible assets. Circumstances which could trigger a review include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; (iii) or, expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

If the estimated future undiscounted cash flows, excluding interest charges, from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Impairment of Goodwill

The Company tests goodwill at least annually for impairment. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level. The estimates of fair value and the determination of reporting units requires management judgment.

Debt Issuance Costs

Debt issuance costs are costs incurred to obtain new debt financing. Debt issuance costs are presented in the accompanying consolidated balance sheets as a reduction in the carrying value of the debt and are accreted to interest expense using the effective interest method.

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

Earnings Per Share

We calculate basic earnings per share on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding for the period plus the effect of potential dilutive common shares during the period using the treasury stock method. Potential shares of common stock outstanding include unvested restricted stock awards, shares held in escrow, vested and unvested unexercised stock options and common stock purchase warrants.

Research and Development

Research and development costs are expensed when incurred. Research and development expense for the years ended December 31, 2021 and 2020 was approximately $2.6 million and $0.8 million, respectively. Research and development, which includes salaries related to research and development and raw materials, are included in general and administrative expenses on the consolidated statement of comprehensive income.

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

(3)   BUSINESS COMBINATIONS

On December 22, 2021, the Company and its wholly-owned subsidiary Zynex Monitoring Solutions, Inc., entered into a Stock Purchase Agreement (the “Agreement”) with Kestrel Labs, Inc. (“Kestrel”) and each of the shareholders of Kestrel (collectively, the "Selling Shareholders"). Under the Agreement, the Selling Shareholders agreed to sell all of the outstanding common stock of Kestrel (the “Kestrel Shares”) to ZMS. The consideration for the Kestrel Shares consisted of $16.1 million cash and 1,334,350 shares of the Company’s common stock (the “Zynex Shares”). All of the Zynex Shares are subject to a lockup agreement for a period of one year from the closing date under the Agreement (the “Closing Date”). The Agreement provides the Selling Shareholders with piggyback registration rights. 889,566 of the Zynex Shares are being deposited in escrow (the “Escrow Shares”). The number of Escrow Shares is subject to adjustment on the one-year anniversary of the Closing Date (or in connection with any Liquidation Event (as defined in the

Agreement) that occurs prior to such anniversary date) based on the number of shares equal to $10,000,000 divided by a 30-day volume weighted average closing price of the Zynex common stock. Half of the Escrow Shares will be released on submission of a dossier on a laser-based photoplethysmographic device (the “Device”) to the Food and Drug Administration (the “FDA”) for permission to market and sell the Device in the United States. The other half of the Escrow Shares will be released upon notification from the FDA finding the Device can be marketed and sold in the United States. The amount of escrow shares were recalculated at December 31, 2021, and are included in the calculation of diluted earnings per share. The maximum amount of Zynex shares that may be released are limited to 19.9% of the total number of common shares and total voting power of common shares.

The acquisition of Kestrel has been accounted for as a business combination under ASC 805. Under ASC 805, assets acquired, and liabilities assumed in a business combination must be recorded at their fair values as of the acquisition date.

Summary of Purchase Consideration

Presented below is a summary of the total purchase consideration for the Kestrel business combinations (in thousands except share data):

	Shares(1)	Fair Value	Cash	Total
Closing date cash	—	$—	$16,000	$16,000
Working capital distribution	—	—	78	78
Total cash paid	—	$—	$16,078	$16,078
Closing date equity
Issued shares	444,784	4,701	—	4,701
Escrow shares	889,566	9,700	—	9,700
Total equity	1,334,350	$14,401	$—	$14,401
Total consideration	1,334,350	$14,401	$16,078	$30,479
(1)	The amount of shares issued and included in escrow were not retroactively adjusted for the 10% stock dividend declared on November 9, 2021 and issued on January 21, 2022.

Purchase Price Allocations

Presented below is a summary of the purchase price allocations for the Kestrel business combinations on the acquisition date (in thousands):

Purchase
Price
Allocation
Current assets:
Cash	$80
Accounts receivable	15
Prepaid expenses and other	1
Total current assets	$96
Long-term assets:
Identifiable intangible assets	10,000
Total assets acquired	$10,096
Less liabilities assumed:
Accounts payable	(18)
Net identifiable assets acquired	10,078
Goodwill	20,401
Net assets acquired	$30,479

The fair value of the identifiable intangibles assets is primarily related to patents which will be amortized over a useful life of 11 years. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The goodwill is attributable to the benefits the Company expects to realize by enhancing its product offering and addressable markets, thereby contributing to an expanded revenue base.

Pro forma Information

The unaudited pro forma information for the year ended December 31, 2021 and 2020 was calculated after applying impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of Zynex and Kestrel as if the acquisition had occurred on January 1, 2020 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected in the table below include only those adjustments that are factually supportable and directly attributable to the acquisition (in thousands):

	Year Ended
	December 31,
	(unaudited)
	2021	2020
Revenue	$130,811	$80,414
Net income	$16,404	$7,568

These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense for the aforementioned acquired identifiable intangible assets, (ii) a net increase in interest expense as a result of related to borrowings that were put into place as part of the acquisition, (iii) an adjustment to record the acquisition-related transaction costs of $0.3 million in the period required, and (iv) the tax effect of the pro forma adjustments using the anticipated effective tax rate. The effective tax rate of the combined company could be materially different from the rate presented in this unaudited pro forma combined financial information. As further information becomes available, any such adjustment described above could be material to the amounts presented in the unaudited pro forma combined financial statements. The pro forma information does not purport to be indicative of the results of operations that would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

(4)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31, 2021	December 31, 2020
Property and equipment
Office furniture and equipment	$2,391	$2,362
Assembly equipment	100	143
Vehicles	203	198
Leasehold improvements	1,054	559
Sales rep demo units	—	361
Leased devices	1,080	809
	$4,828	$4,432
Less accumulated depreciation	(2,642)	(2,507)
	$2,186	$1,925

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on an analysis of the number of units of which are still with patients for which the Company cannot determine the current status.

Total depreciation expense related to our purchased property and equipment was $0.9 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

Total depreciation expense related to devices out on lease was $1.4 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

During the year ended December 31, 2021, the Company began expensing product demo units sent to its territory managers to use in the field.

(5)   GOODWILL AND OTHER INTANGIBLES

During the year ended December 31, the Company completed the acquisition of Kestrel, which resulted in goodwill of $20.4 million (see Note 3).

As of December 31, 2021, there was no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of December 31, 2021.

Weighted-
Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents	$10,000	$(25)	$9,975	11.0

The following table summarizes the estimated future amortization expense to be recognized over the next years and periods thereafter:

December 31,
(In thousands)
2022	$908
2023	908
2024	911
2025	908
2026	908
Thereafter	5,432
Total future amortization expense	$9,975

(6)   EARNINGS PER SHARE

The calculation of basic and diluted earnings per share for the years ended December 31, 2021 and 2020 are as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2021	2020
Basic earnings per share
Net income available to common stockholders	$17,103	$9,074
Basic weighted-average shares outstanding	38,317	37,256

Basic earnings per share	$0.45	$0.24

Diluted earnings per share
Net income available to common stockholders	$17,103	$9,074
Weighted-average shares outstanding	38,317	37,256
Effect of dilutive securities - options and restricted stock	880	1,182
Diluted weighted-average shares outstanding	39,197	38,438

Diluted earnings per share	$0.44	$0.24

For the years ended December 31, 2021 and 2020, 0.4 million and 0.2 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive. The basic and diluted weighted-average shares outstanding for both periods presented have been updated to include the retroactive impact of the 10% common stock dividend declared on November 11, 2021.

(7)   NOTES PAYABLE

The Company entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”). Under this Loan Agreement, the Bank is extending two facilities to the Borrowers. Specified assets have been pledged as collateral. One facility is a line of credit in the amount of $4.0 million available until December 1, 2024 (“Facility 1”). The Borrower will pay interest on Facility 1 on the first day of each month beginning January 1, 2022. The interest rate is an annual rate equal to the sum of (i) the greater of the BSBY Daily Floating Rate or (ii) the Index Floor (as defined in the Loan Agreement), plus 2.00%. As of December 31, 2021, we had not utilized this facility.

The other facility being extended by the Bank to the Borrower is a fixed rate term loan in the amount of up to $16.0 million (“Facility 2”). Facility 2 is available in one disbursement from the Bank and the interest rate is equal to 2.8% per year. The Borrower must pay interest on the first day of each month beginning January 1, 2022 and the Borrower will also repay the principal amount in equal installments of $444,444 per month through December 1, 2024. Facility 2 was entered into in conjunction with the purchase of Kestrel Labs.

The following table summarizes future principal payments on long-term debt as of December 31, 2021:

December 31,
(In thousands)
2022	$5,333
2023	5,333
2024	5,334
Future principal payments	16,000
Less current portion	(5,333)
Less debt issuance costs	(62)
Long-term debt, net of debt issuance costs	$10,605

(8)   STOCK-BASED COMPENSATION PLANS

Zynex, Inc. 2017 Stock Incentive Plan

The Company currently has one active long-term incentive plan. The Company’s 2017 Stock Incentive Plan (the “2017 Stock Plan”) is the Company’s equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company. Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors. The 2017 Stock Plan mandates a maximum award term of 10 years and stipulates that stock options be granted with prices not less than fair market value on the date of grant. Stock option awards generally vest over four years. Restricted stock awards typically vest quarterly over three years for grants issued to members of our Board of Directors and quarterly or annually over two to four years for grants issued to employees. For stock option awards, all awards granted under the 2017 Stock Plan are stock-settled with common stock issued upon exercise. For restricted stock awards, shares are issued to the recipient upon grant with a restrictive legend and are not included in the calculation of outstanding shares until vesting occurs. At December 31, 2021, there were 3.9 million shares available for future grants under the 2017 Stock Plan.

Zynex, Inc. 2005 Stock Option Plan

The 2005 Stock Option Plan (the “2005 Stock Plan”) expired as of December 31, 2014. Vesting provisions of the expired plan were to be determined by the Board of Directors. All stock options under the 2005 Stock Plan expire no later than ten years from the date of grant. Options granted in 2015, 2016 and through May 2017 prior to the approval of the 2017 Stock Incentive Plan were approved and certified by the board of directors on September 6, 2017 under the existing 2005 Stock Plan.

As of December 31, 2021, the Company had the following stock options outstanding and exercisable:

	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	325	325
Equity Compensation Plans not approved by Shareholders	28	28
2017 Stock Option Plan	412	317
Total	765	670

The Company received $0.2 million cash proceeds related to option exercises during the year ended December 31, 2021. The Company received cash proceeds of $0.6 million related to option exercises during the year ended December 31, 2020.

The Company did not grant any stock options during the year ended December 31, 2021. The Company granted 14,000 stock options during the year ended December 31, 2020. The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the year ended December 31, 2020:

Weighted average expected term	6.79 years
Weighted average volatility	117%
Weighted average risk-free interest rate	1.59%
Dividend yield	0%

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

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2021	2020
Cost of revenue	$56	$37
Sales and marketing expense	155	424
General, and administrative	1,419	2,220
Total stock based compensation expense	$1,630	$2,681

The excess tax benefit associated with our stock-based compensation plans for the years ended December 31, 2021 and 2020, was approximately $0.2 million and $1.7 million, respectively.

A combined summary of stock option activity for all plans for the years ended December 31, 2021 and 2020 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Strike	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2019	2,041	$2.25
Granted	15	$9.23
Exercised	(684)	$0.82
Forfeited	(265)	$4.25
Outstanding at December 31, 2020	1,107	$2.76	6.47	$10,483

Outstanding at December 31, 2020	1,107	$2.76
Granted	—	$—
Exercised	(116)	$4.87
Forfeited	(226)	$6.45
Outstanding at December 31, 2021	765	$1.36	4.68	$5,896
Exercisable at December 31, 2021	670	$0.99	4.33	$5,412

	Outstanding	Weighted average
	Number of	Remaining				Weighted Average
	Options	Contractual	Weighted Average	Exercisable Number of	Remaining Exercisable	Exercisable
Range	(in thousands)	Life (years)	Strike Price	Options (in thousands)	Contractual Life (years)	Strike Price
$0 to $2.00	495	3.54	$0.31	495	3.54	$0.31

$2.01 to $4.00	244	6.65	$2.72	167	6.48	$2.62

$4.01 to $10.00	26	7.92	$8.51	8	7.82	$8.21

	765	4.68	$1.36	670	4.33	$0.99

A summary of our unvested stock options as of December 31, 2021 and 2020 and related activity is presented below :

	Non-vested		Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Grant Date	Contractual	Value
	(in thousands)	Fair Value	Life (Years)	(in thousands)
Non-vested at December 31, 2019	979	$4.03
Granted	15	8.88
Vested	(276)	3.34
Forfeited	(244)	4.36
Non-vested at December 31, 2020	474	$4.35	7.97	$3,677

Non-vested at December 31, 2020	474	$4.35
Granted	—	—
Vested	(167)	1.93
Forfeited	(212)	6.48
Non-vested at December 31, 2021	95	$3.85	7.17	$484

A summary of restricted stock award activity under the 2017 Stock Plan for the years ended December 2021 and 2020 are presented below:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Outstanding at December 31, 2019	112	$5.28
Granted	352	$11.75
Vested	(169)	$7.76
Outstanding at December 31, 2020	295	$11.53

Outstanding at December 31, 2020	295	$11.53
Granted	381	$14.15
Vested	(119)	$10.92
Forfeited	(103)	$12.40
Outstanding at December 31, 2021	454	$13.69

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards typically occurs quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management. As of December 31, 2021, there was approximately $5.5 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.7 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2021 and 2020 was $1.0 million and $9.6 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2021 and 2020 was $1.3 million.

(9)   STOCKHOLDERS’ EQUITY

Equity Offering

On July 17, 2020, the Company completed an underwritten public offering of an aggregate 2.75 million shares of common stock at a public offering price of $20.00 per common share. In the offering, 1.38 million shares of common stock were sold by the Company and 1.37 million shares of common stock were sold by Sandgaard Holdings, LLC, which is 100% controlled by Thomas Sandgaard, CEO and Chairman of the Board of Directors. Net proceeds to the Company, after deducting for direct costs associated with the offering, were $25.2 million.

Common Stock Dividend

The Company's Board of Directors declared a cash dividend of $0.10 per share and a stock dividend of 10% per share on November 9, 2021. The cash dividend of $3.6 million was paid out on January 21, 2022 to stockholders of record as of January 6, 2022. The 10% stock dividend declaration resulted in the issuance of an additional 3.6 million shares on January 21, 2022 to stockholders of record as of January 6, 2022.

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

Warrants

A summary of stock warrant activity for the years ended December 31, 2021 and 2020 are presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2019	110	$2.39	4.77	$525
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at December 31, 2020	110	$2.39	3.76	$1,084

Outstanding at December 31, 2020	110	$2.39	3.76	$1,084
Granted	—	$—
Exercised	(10)	$2.27	2.76	192
Forfeited(1)	(1)	$2.27	2.76	25
Outstanding and exercisable at December 31, 2021	99	$2.40	2.76	$660

(1)	Warrants were exercised under a net exercise provision in the warrant agreement. As a result, approximately 1,000 warrants were forfeited in lieu of cash payment for shares.

(10)   INCOME TAXES

The pre-tax income from continuing operations on which the provision for income taxes was computed is as follows (in thousands):

	2021	2020
United States	$22,295	$10,185
Foreign	(24)	(32)
Total	22,271	10,153

Income tax expense consists of the following for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Current tax expense:
Federal	$4,289	$841
State	1,025	292
Total tax expense:	5,314	1,133
Deferred tax expense/(benefit):
Federal	(135)	(122)
State	(11)	68
Total deferred tax expense/(benefit):	$(146)	$(54)
Total	$5,168	$1,079

A reconciliation of income tax computed at the U.S. statutory rate of 21% to the effective income tax rate is as follows:

	2021	2020
Statutory rate	21%	21%
State taxes	4%	3%
Permanent differences and other	0%	1%
Stock based compensation	(1)%	(15)%
Effective rate	24%	10%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Accrued expenses	$26	$10
Lease liability	4,620	1,721
Accounts receivable	18	18
Inventory	484	495
Stock based compensation	271	306
Tax credits and NOL carryforward	8	20
Other	—	1
Amortization	90	43
	5,517	2,614
Less: valuation allowance	—	—
Deferred tax assets	$5,517	$2,614

Deferred tax liabilities:
Property and equipment	$(599)	$(470)
Finance lease	(96)	(78)
Prepaid expenses	(77)	(20)
Right-of-use-asset	(4,034)	(1,480)
Deferred tax liabilities	$(4,806)	$(2,048)

Net deferred tax assets	$711	$566

As of December 31, 2021, the Company has net operating loss carryforwards in various states of approximately $0.2 million, which expire at various dates ranging from five to seven years.

In addition, the Company had no recorded valuation allowances at December 31, 2021 and 2020.

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential interest and penalties. As of December 31, 2021 and 2020, the Company does not have an unrecognized tax liability.

The Company does not classify penalty and interest expense related to income tax liabilities as an income tax expense. Penalties and interest are included within general and administrative expenses on the consolidated statements of income.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2016 through the current period.

(11)   LEASES

The Company categorize leases at their inception as either operating or financing leases. Leases include various office and warehouse facilities which have been categorized as operating leases while certain equipment is leased under financing leases.

The Company entered into a sublease agreement on April 9, 2021 with Cognizant Trizetto Software Group, Inc. for up to approximately 110,754 square feet of office space as its new corporate headquarters. The term of the sublease began on May 1, 2021 and will run through April 29, 2028. The Company is entitled to rent credits equal to twenty-one months of base rent at the initial rate. During the first thirty-three months of the sublease, the rent per square foot is $26.50. The price per square foot increases by an additional $0.50 during each subsequent twelve-month period of the sublease. Upon lease commencement, the Company recorded an operating lease liability and a corresponding right-of-use asset for $13.4 million each. The remaining lease term was 5.38 years at December 31, 2021.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.11% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 9.37% which was used to measure its finance lease liability.

The table below reconciles the undiscounted future minimum lease payments under the Company’s operating and finance leases to the total operating and capital lease liabilities recognized on the consolidated balance sheets as of December 31, 2021 (in thousands):

	Operating Lease Liability	Finance Lease Liability
2022	3,569	154
2023	2,982	152
2024	3,496	116
2025	3,567	76
2026	3,362	15
Thereafter	4,214	—
Total undiscounted future minimum lease payments	$21,190	$513
Less: difference between undiscounted lease payments and discounted lease liabilities:	(2,475)	(78)
Total lease liabilities	$18,715	$435

Operating and finance lease costs were $3.7 million and $1.8 million for years ended December 31, 2021 and 2020, which were included in the consolidated statement of operations under the following headings (in thousands):

	For the years ended December 31,
Operating Lease expense	2021	2020
Costs of revenue - devices and supplies	$399	$208
Sales and marketing expense	1,186	564
General and administrative	1,964	909
Total operating lease expense	$3,549	$1,681

Finance Lease expense
Amortization of right-of-use asset:
Costs of revenue - devices and supplies	$12	$8
Sales and marketing expense	35	20
General and administrative	58	33
Total amortization of right-of-use asset	105	61
Interest expense and other	41	20
Total finance lease expense	$146	$81

The Company’s 10-K filing for the year ended December 31, 2020, included an error which disclosed $6.51 million of operating lease expense. The corrected operating lease expense of $1.68 million for the year ended December 31, 2020, is included in the table above.

(12)   FAIR VALUE CONSIDERATION

The Company’s asset and liability classified financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and contingent consideration. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The Company measures its long-term debt at fair value which approximates book value as the long-term debt bears market rates of interest. The fair value of acquisition-related contingent consideration is based on a Monte Carlo models. The valuation policies are determined by management, and the Company’s Board of Directors is informed of any policy change.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level 1: Inputs that reflect unadjusted quoted prices in active markets that are accessible to Zynex for identical assets or liabilities;

Level 2: Inputs include quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs that are supported by little or no market activity.

The Company’s assets and liabilities which are measured at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented.

The following table presents Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

Fair Value Measurements at December 31, 2021
Quoted
Priced in
Active
		Markets	Significant
		for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration	$9,700	$—	$—	$9,700

Total	$9,700	$—	$—	$9,700

Contingent Consideration.

The Company classifies its contingent consideration liability in connection with the acquisition of Kestrel Labs within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

The contingent consideration related to Kestrel was valued at $9.7 million using a Monte Carlo simulation as of December 22, 2021. As of December 31, 2021, the contingent consideration remained estimated at $9.7 million. The Company’s policy is to value contingent consideration liabilities using a Monte Carlo model. The Company did not have any contingent consideration as of December 31, 2020.

(13)  COMMITMENTS AND CONTINGENCIES

See Note 11 for details regarding commitments under the Company’s long-term leases.

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if losses are determined to be both probable and estimable. On occasion, the Company engages outside counsel related to a broad range of topics including employment law, third-party payer matters, intellectual property and regulatory and compliance matters.

The Company is currently not a party to any material pending legal proceedings that would give rise to potential loss contingencies.

(14)  CONCENTRATIONS

The Company is exposed to concentration of credit risk related primarily to its cash balances. The Company maintains its cash balances in major financial institutions that exceed amounts insured by the FDIC (up to $250,000, per financial institution as of December 31, 2021). The Company has not experienced any realized losses in such accounts and believes it is not exposed to any significant credit risk related to its cash.

The Company had two major vendors from which it sourced approximately 34% and one major vendor from which it soured approximately 22%, respectively, of supplies for its electrotherapy products for the years ended December 31, 2021 and 2020. Management believes that its relationships with its suppliers are good. If the relationships were to be replaced, there may be a short-term disruption for a period of time in which products may not be available and additional expenses may be incurred as the Company locates additional or replacement suppliers.

The Company had receivables from one third-party payer at December 31, 2021 which made up approximately 22% of the accounts receivable balance. The Company had receivables from one third-party payer at December 31, 2020, which made up approximately 26% of the accounts receivable balance.

(15)  RETIREMENT PLAN

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

During the years ended December 31, 2021 and 2020, the Company recorded an expense of $0.5 million and $0.3 million, respectively, under the aforementioned plan, related to the Company match.

(16)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenue	$24,127	$31,022	$34,785	$40,367
Less: cost of revenue and operating expenses	25,207	27,209	26,739	28,780

Income from operations	(1,080)	3,813	8,046	11,587

Income before income taxes	(1,087)	3,768	8,028	11,562

Net income	$(706)	$2,808	$6,107	$8,894
Net income per common share:
Basic income per share - net income	$(0.02)	$0.07	$0.16	$0.23
Diluted income per share - net income	$(0.02)	$0.07	$0.16	$0.23

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenue	$15,228	$19,263	$20,026	$25,605
Less: cost of revenue and operating expenses	12,770	15,178	18,617	23,308

Income from operations	2,458	4,085	1,409	2,297

Income before income taxes	2,454	4,080	1,404	2,215

Net income	$2,937	$3,017	$1,333	$1,787
Net income per common share:
Basic income per share - net income	$0.08	$0.08	$0.04	$0.05
Diluted income per share - net income	$0.08	$0.08	$0.03	$0.05

(17)  SUBSEQUENT EVENTS

On January 21, 2022, the Company paid out the one-time special stock dividend of 10% and cash dividend of $0.10 per share that was declared on November 9, 2021. The stock dividend resulted in an issuance of approximately 3.6 million additional shares of common stock and the cash distribution was approximately $3.6 million. All share amounts were updated retrospectively in this report to reflect this issuance.

(18)  COVID-19

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. During 2020 and 2021, the Company’s operations were impacted by closures of clinics and reductions in elective surgeries which decreased availability of physicians to prescribe our products. Additionally, the Company had to navigate the impacts it had on employee and supply chain issues. While the Company did not see a significant impact on its operating results or financial position during the year ended December 31, 2021 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.