Form 10-Q
period 2022-03-31
ZYNEX INC
filed 2022-04-28
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

(303) 703-4906

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ZYXI	NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 28, 2022
Common Stock, par value $0.001	39,046,098

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$39,247	$42,612
Accounts receivable, net	27,845	28,632
Inventory, net	13,484	10,756
Prepaid expenses and other	1,600	689
Total current assets	82,176	82,689

Property and equipment, net	2,191	2,186
Operating lease asset	15,647	16,338
Finance lease asset	359	389
Deposits	585	585
Intangible assets, net of accumulated amortization	9,751	9,975
Goodwill	20,401	20,401
Deferred income taxes	931	711
Total assets	$132,041	$133,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	6,541	4,739
Cash dividends payable	16	3,629
Operating lease liability	3,329	2,859
Finance lease liability	121	118
Income taxes payable	3,116	2,296
Current portion of debt	5,333	5,333
Accrued payroll and related taxes	3,912	3,897
Total current liabilities	22,368	22,871
Long-term liabilities:
Long-term portion of debt, less issuance costs	9,277	10,605
Contingent consideration	9,500	9,700
Operating lease liability	14,792	15,856
Finance lease liability	286	317
Total liabilities	56,223	59,349

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,476,068 issued and 39,776,816 outstanding as of March 31, 2022 41,400,834 issued and 39,737,890 outstanding as of December 31, 2021 (including 3,606,970 shares declared as a stock dividend on November 9, 2021 and issued on January 21, 2022)	41	41
Additional paid-in capital	80,913	80,397
Treasury stock of 1,246,399 shares at March 31, 2022 and December 31, 2021, respectively, at cost	(6,513)	(6,513)
Retained earnings	1,377	—
Total stockholders’ equity	75,818	73,925
Total liabilities and stockholders’ equity	$132,041	$133,274

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
NET REVENUE
Devices	$6,725	$6,365
Supplies	24,358	17,762
Total net revenue	31,083	24,127

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	6,921	5,886
Sales and marketing	14,424	13,827
General and administrative	7,832	5,495
Total costs of revenue and operating expenses	29,177	25,208

Income (loss) from operations	1,906	(1,081)

Other income (expense)
Gain on change in fair value of contingent consideration	200	—
Interest expense	(124)	(9)
Other income (expense), net	76	(9)

Income (loss) from operations before income taxes	1,982	(1,090)
Income tax expense	605	(384)
Net income (loss)	$1,377	$(706)

Net income (loss) per share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)

Weighted average basic shares outstanding	39,765	38,321
Weighted average diluted shares outstanding	41,188	38,321

The accompanying notes are an integral part of these consolidated financial statements

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,377	$(706)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	500	487
Amortization	229	—
Non-cash reserve charges	(9)	2
Stock-based compensation	589	108
Non-cash lease expense	97	55
Benefit for deferred income taxes	(220)	(378)
Gain on change in fair value of contingent consideration	(200)	—
Change in operating assets and liabilities:
Accounts receivable	787	(1,037)
Prepaid and other assets	(912)	(182)
Accounts payable and other accrued expenses	2,583	(798)
Inventory	(3,067)	(2,863)
Deposits	—	7
Net cash provided by (used in) operating activities	1,754	(5,305)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(72)	(299)
Net cash used in investing activities	(72)	(299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(28)	(23)
Cash dividends paid	(3,613)	—
Purchase of treasury stock	—	(75)
Proceeds from the issuance of common stock on stock-based awards	3	27
Principal payments on long-term debt	(1,333)	—
Taxes withheld and paid on employees’ equity awards	(76)	(59)
Net cash used in financing activities	(5,047)	(130)

Net decrease in cash	(3,365)	(5,734)
Cash at beginning of period	42,612	39,173
Cash at end of period	$39,247	$33,439

Supplemental disclosure of cash flow information:
Cash paid for interest	$(89)	$(9)
Cash paid for rent	$(995)	$(521)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$211	$162
Inventory transferred to property and equipment under lease	$339	$473
Capital expenditures not yet paid	$56	$—
Inventory transferred to property and equipment as demo devices	$—	$67

The accompanying notes are an integral part of these consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2020	38,244,310	$36	$37,235	$(3,846)	$23,430	$56,855
Exercised and vested stock-based awards	63,546	1	29	—	—	30
Stock-based compensation expense	—	—	108	—	—	108
Warrants exercised	9,733	—	—	—	—	—
Shares of common stock withheld to pay taxes on employees’ equity awards	(4,135)	—	(59)	—	—	(59)
Purchase of treasury stock	(5,000)	—	—	(75)	—	(75)
Net loss	—	—	—	—	(706)	(706)
Balance at March 31, 2021	38,308,454	37	37,313	(3,921)	22,724	56,153

Balance at December 31, 2021	39,737,890	$41	$80,397	$(6,513)	$—	$73,925
Exercised and vested stock-based awards	38,355	—	3	—	—	3
Stock-based compensation expense	—	—	589	—	—	589
Shares of common stock withheld to pay taxes on employees’ equity awards	(10,873)	—	(76)	—	—	(76)
Stock dividend adjustments	11,444	—	—	—	—	—
Net income	—	—	—	—	1,377	1,377
Balance at March 31, 2022	$39,776,816	$41	$80,913	$(6,513)	$1,377	$75,818

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of March 31, 2022, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which was incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

In December 2021, the Company acquired 100% of Kestrel Labs, Inc. (”Kestrel”), a laser-based, noninvasive patient monitoring technology company. Kestrel's laser-based products include the NiCO(TM) CO-Oximeter, a multi-parameter pulse oximeter, and HemeOx(TM), a total hemoglobin oximeter that enables continuous arterial blood monitoring. Both NiCO and HemeOx are yet to be presented to the FDA for market clearance. All activities related to Kestrel flow through the ZMS subsidiary.

Nature of Business

The Company designs, manufactures and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on drugs and medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All the Company’s medical devices are designed to be patient friendly and designed for home use. The devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. All of the medical devices are marketed in the U.S. and are subject to FDA regulation and approval. All of the products require a physician’s prescription before they can be dispensed in the U.S. The Company’s primary product is the NexWave device. The NexWave is marketed to physicians and therapists by the Company’s field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

During the three months ended March 31, 2022 and 2021, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

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

Unaudited Consolidated Financial Statements

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Amounts as of December 31, 2021, are

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

derived from those audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2022 and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the allowance for billing adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation, valuation of long-lived assets and realizability of deferred tax assets.

Leases

The Company determines if an arrangement is a lease at inception or modification of a contract.

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. For the finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on the Company’s Consolidated Balance Sheets. For additional information on the leases where the Company is the lessee, see Note 10- Leases.

A significant portion of device revenue is derived from patients who obtain devices under month-to-month lease arrangements where the Company is the lessor. Revenue related to devices on lease is recognized in accordance with ASC 842, Leases. Using the guidance in ASC 842, the Company concluded the transactions should be accounted for as operating leases based on the following criteria below:

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	The underlying asset is expected to have alternative uses to the lessor at the end of the lease term.

Lease commencement occurs upon delivery of the device to the patient. The Company retains title to the leased device and those devices are classified as property and equipment on the balance sheet. Since the leases are month-to-month and can be returned by the patient at any time, revenue is recognized monthly for the duration of the period in which the patient retains the device.

Accounts Receivable, Net

The Company’s accounts receivables represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies or complementary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company invoices the patient’s third-party payer and/or the patient. Billing adjustments represent the difference between the list price and the reimbursement rates set by third-party payers, including Medicare, commercial payers and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written-off after several appeals, which in some cases may take longer than twelve months. Substantially all of the Company’s receivables are due from patients with commercial or government health plans and workers compensation claims with a smaller portion related to private pay individuals, attorney, and auto claims.

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

Revenue Recognition

Revenue is derived from sales and leases of the Company’s electrotherapy devices and sales of related supplies and complementary products. The Company recognizes revenue when control of the product has been transferred to the patient, in the amount that reflects the consideration the Company expects to receive. In general, revenue from sales of devices and supplies is recognized once the product is delivered to the patient, which is when control is deemed to have transferred to the patient.

Sales of devices and supplies are primarily shipped directly to the patient, with a small amount of revenue generated from sales to distributors. In the healthcare industry there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third party payers, such as contract type, performance obligations and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. There are no substantial costs incurred through support or warranty obligations.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606") and leases subject to ASC 842 (in thousands):

	For the Three Months March 31,
	2022	2021
Device revenue
Purchased	$2,188	$2,332
Leased	4,537	4,033
Total Device revenue	$6,725	$6,365

Revenues are estimated using the portfolio approach by third-party payer type based upon historical rates of collection, aging of receivables, trends in historical reimbursement rates by third-party payer types, and current relationships and experience with the third-party payers, which includes estimated constraints for third-party payer refund requests, deductions and adjustments. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party payer billing arrangements and the uncertainty of reimbursement amounts for certain products from third-party payers or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Settlements with third-party payers for retroactive revenue adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price using the expected amount method. These adjustments to transaction price are estimated based on the terms of the payment agreement with the payer, correspondence from the payer and historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Due to continuing changes in the healthcare industry and third-party payer reimbursement, it is possible the Company’s forecasting model to estimate collections could change, which could have an impact on the Company’s results of operations and cash flows. Any differences between estimated and actual collectability are reflected in the period in which received. Historically these differences have been immaterial, and the Company has not had a significant reversal of revenue from prior periods.

The Company monitors the variability and uncertain timing over third-party payer types in the portfolios. If there is a change in the Company’s third-party payer mix over time, it could affect net revenue and related receivables. The Company believes it has a sufficient history of collection experience to estimate the net collectible amounts by third-party payer type. However, changes to constraints related to billing adjustments and refund requests have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year.

Impairment of Long-lived Assets

The Company assesses impairment of long-lived assets when events or changes in circumstances indicates that their carrying value amount may not be recoverable. Long-lived assets consist of net property and equipment and intangible assets. Circumstances which could trigger a review include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; (iii) or, expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory, Net

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory (in thousands):

	March 31, 2022	December 31, 2021

Raw materials	$3,617	$4,471
Work-in-process	1,031	345
Finished goods	5,255	4,468
Inventory in transit	3,733	1,624
	$13,636	$10,908
Less: reserve	(152)	(152)
	$13,484	$10,756

The Company monitors inventory for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate. The Company provides reserves for estimated excess and obsolete inventories based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.

Segment Information

The Company defines operating segments as components of the business enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. The Company has identified the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer as the chief operating decision-makers (“CODM”).

The Company currently operates as one operating segment which includes two revenue types: Devices and Supplies.

Income Taxes

The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Tax benefits are recognized from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2022, and interim periods therein for smaller reporting companies. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its financial condition, results of operations and cash flows, however, the Company believes this standard will only impact accounts receivable and estimates there will be no material impact to the Company’s financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

(2)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 31, 2022	December 31, 2021
Property and equipment
Office furniture and equipment	$2,480	$2,391
Assembly equipment	100	100
Vehicles	203	203
Leasehold improvements	1,077	1,054
Capital projects	16	—
Leased devices	958	1,080
	$4,834	$4,828
Less accumulated depreciation	(2,643)	(2,642)
	$2,191	$2,186

Total depreciation expense related to property and equipment was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Total depreciation expense related to devices out on lease was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, the Company began expensing product demo units sent to its territory managers to use in the field. Total depreciation expense related to demo unit devices out with sales representatives was $0.1 million for the three months ended March 31, 2021.

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on an analysis of the number of units of which are still with patients for which the Company cannot determine the current status.

(3)   BUSINESS COMBINATIONS

In December 2021, the Company and its wholly-owned subsidiary Zynex Monitoring Solutions, Inc., entered into a Stock Purchase Agreement (the “Agreement”) with Kestrel and each of the shareholders of Kestrel (collectively, the "Selling Shareholders"). Under the Agreement, the Selling Shareholders agreed to sell all of the outstanding common stock of Kestrel (the “Kestrel Shares”) to the Company. The consideration for the Kestrel Shares consisted of $16.1 million cash and 1,334,350 shares of the Company’s common stock (the “Zynex Shares”). All of the Zynex Shares are subject to a lockup agreement for a period of one year from the closing date under the Agreement (the “Closing Date”). The Agreement provides the Selling Shareholders with piggyback registration rights. 889,566 of the Zynex Shares are being held in escrow (the “Escrow Shares”). The number of Escrow Shares is subject to adjustment on the one-year anniversary of the Closing Date (or in connection with any Liquidation Event (as defined in the Agreement) that occurs prior to such anniversary date) based on the number of shares equal to $10.0 million divided by a 30-day volume weighted average closing price of the Company’s common stock. Half of the Escrow Shares will be released on submission of a dossier on a laser-based photoplethysmographic device (the “Device”) to the FDA for permission to market and sell the Device in the United States. The other half of the Escrow Shares will be released upon notification from the FDA finding the Device can be marketed and sold in the United States. The amount of Escrow Shares were recalculated at March 31, 2022 and are included in the calculation of diluted earnings per share. The maximum amount of Zynex Shares that may be released are limited to 19.9% of the total number of common shares and total voting power of common shares of the Company (see Note 11 for more information regarding this liability).

The acquisition of Kestrel has been accounted for as a business combination under ASC 805. Under ASC 805, assets acquired, and liabilities assumed in a business combination must be recorded at their fair values as of the acquisition date.

Pro forma Information

The unaudited pro forma information for the three months ended March 31, 2021 was calculated after applying impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of Zynex and Kestrel as if the acquisition had occurred on January 1, 2021 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected in the table below include only those adjustments that are factually supportable and directly attributable to the acquisition (in thousands):

Three months ended
March 31, 2021
(unaudited)
Revenue	$24,242
Net income	$(1,135)

These pro forma adjustments include: (i) a net increase in amortization expense to record amortization expense for the aforementioned acquired identifiable intangible assets, (ii) a net increase in interest expense related to borrowings that were put into place as part of the acquisition, (iii) an adjustment to record the acquisition-related transaction costs of $0.3 million in the period required, and (iv) the tax effect of the pro forma adjustments using the anticipated effective tax rate. The effective tax rate of the combined company could be materially different from the rate presented in this unaudited pro forma combined financial information. As further information becomes available, any such adjustment described above could be material to the amounts presented in the unaudited pro forma combined financial statements. The pro forma information does not purport to be indicative of the results of operations that would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

(4)   GOODWILL AND OTHER INTANGIBLE ASSETS

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021 the Company completed the acquisition of Kestrel, which resulted in goodwill of $20.4 million (see Note 3).

As of March 31, 2022, there were no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of March 31, 2022.

Weighted-
Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents	$10,000	$(249)	$9,751	10.73

The following table summarizes the estimated future amortization expense to be recognized over the remainder of 2022, next five fiscal years, and periods thereafter:

(In thousands)
April 1, 2022 through December 31, 2022	$684
2023	908
2024	911
2025	908
2026	908
2027	908
Thereafter	4,524
Total future amortization expense	$9,751

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5)   EARNINGS PER SHARE

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

The calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 are as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2022	2021
Basic earnings per share
Net income (loss) available to common stockholders	$1,377	$(706)
Basic weighted-average shares outstanding	39,765	38,321

Basic earnings (loss) per share	$0.03	$(0.02)

Diluted earnings per share
Net income (loss) available to common stockholders	$1,377	$(706)
Weighted-average shares outstanding	39,765	38,321
Effect of dilutive securities - options and restricted stock	1,423	—
Diluted weighted-average shares outstanding	41,188	38,321

Diluted earnings (loss) per share	$0.03	$(0.02)

For the three months ended March 31, 2022 and 2021, 0.5 million and 1.1 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive. The basic and diluted weighted-average shares outstanding for both periods presented have been updated to include the retroactive impact of the 10% common stock dividend declared on November 9, 2021.

(6)   NOTES PAYABLE

The Company entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) in December 2021. Under this Loan Agreement, the Bank extended two facilities to the Company. Specified assets have been pledged as collateral. One facility is a line of credit in the amount of $4.0 million available until December 1, 2024 (“Facility 1”). The Company will pay interest on Facility 1 on the first day of each month beginning January 1, 2022. The interest rate is an annual rate equal to the sum of (i) the greater of the BSBY Daily Floating Rate or (ii) the Index Floor (as defined in the Loan Agreement), plus 2.00%. As of March 31, 2022, the Company had not utilized this facility.

The other facility being extended by the Bank to the Company is a fixed rate term loan in the amount of up to $16.0 million (“Facility 2”). Facility 2 is available in one disbursement from the Bank and the interest rate is equal to 2.8% per year. The Company must pay interest on the first day of each month beginning January 1, 2022 and the Company will also repay the principal amount in equal installments of $444,444 per month through December 1, 2024. Facility 2 was entered into in conjunction with the purchase of Kestrel Labs.

The following table summarizes future principal payments on long-term debt as of March 31, 2022:

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31,
(In thousands)
April 1, 2022 through December 31, 2022	$4,000
2023	5,333
2024	5,334
Future principal payments	14,667
Less current portion	(5,333)
Less debt issuance costs	(57)
Long-term debt, net of debt issuance costs	$9,277

(7)   STOCK-BASED COMPENSATION PLANS

In June 2017, the Company’s stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5.5 million shares reserved for issuance. Awards permitted under the 2017 Stock Plan include: Stock Options and Restricted Stock. Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant and generally vest over four years. Restricted Stock Awards are issued to the recipient upon vesting and are not included in outstanding shares until such vesting and issuance occurs.

During the three months ended March 31, 2022 and 2021, no stock option awards were granted under the 2017 Stock Plan. At March 31, 2022, the Company had 0.8 million stock options outstanding and 0.7 million exercisable under the following plans:

	Outstanding	Exercisable
	Number of Options	Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	324	324
Equity compensation plans not approved by shareholders	28	28
2017 Stock Option Plan	412	351
Total	764	703

During the three months ended March 31, 2022, 48,000 shares of restricted stock were granted to management under the 2017 Stock Plan. During the three months ended March 31, 2021, 72,000 shares of restricted stock were granted to management. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of the Company’s common stock on the date of grant. The vesting on the Restricted Stock is typically released quarterly over three years for the Board of Directors and annually or quarterly over two or four years for management.

The following summarizes stock-based compensation expenses recorded in the consolidated statements of income (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cost of Revenue	$15	$15
Sales and marketing expense	59	15
General, and administrative	515	78
Total stock based compensation expense	$589	$108

The Company received proceeds of $3,000 and $27,000 related to option exercises during the three months ended March 31, 2022 and 2021, respectively.

A summary of stock option activity under all equity compensation plans for the three months ended March 31, 2022, is presented below:

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2021	765	$1.36	4.68	$5,896
Exercised	(1)	$2.94
Outstanding at March 31, 2022	764	$1.36	4.43	$3,780

Exercisable at March 31, 2022	703	$1.11	4.21	$3,627

No stock option awards were granted or forfeited during the three months ended March 31, 2022.

A summary of restricted stock award activity under all equity compensation plans for the three months ended March 31, 2022, is presented below:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value
Granted but not vested at December 31, 2021	454	$13.69
Granted	48
Forfeited	(11)
Vested	(38)
Granted but not vested at March 31, 2022	453	12.80

As of March 31, 2022, the Company had approximately $5.1 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.6 years.

(8)   STOCKHOLDERS’ EQUITY

Common Stock Dividend

The Company’s Board of Directors declared a cash dividend of $0.10 per share and a stock dividend of 10% per share on November 9, 2021. The cash dividend of $3.6 million was paid out on January 21, 2022 to stockholders of record as of January 6, 2022. The 10% stock dividend declaration resulted in the issuance of an additional 3.6 million shares on January 21, 2022 to stockholders of record as of January 6, 2022.

Treasury Stock

On March 8, 2021, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through September 8, 2021. From the inception of the plan through September 8, 2021, the Company purchased 175,179 shares of its common stock for $2.7 million or an average price of $15.22 per share.

Warrants

A summary of stock warrant activity for the three months ended March 31, 2022 is presented below:

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding and exercisable at December 31, 2021	99	$2.40	2.76	$660
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at March 31, 2022	99	$2.40	2.52	$379

(9)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three months ended March 31, 2022 discrete items adjusted were $0.5 million. At March 31, 2022 and 2021, the Company estimated an annual effective tax rate of approximately 25.1% and 25.2%, respectively. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 30% for the three months ended March 31, 2022. Discrete items recognized during the three months ended March 31, 2022 and 2021, resulted in a tax expense of approximately $0.1 million and a tax benefit of approximately $0.1 million, respectively. The Company recorded an income tax expense of $0.6 million and a tax benefit of $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

No taxes were paid during the three months ended March 31, 2022 and 2021.

(10)   LEASES

The Company categorize leases at their inception as either operating or financing leases. Leases include various office and warehouse facilities which have been categorized as operating leases while certain equipment is leased under financing leases.

During March 2022, The Company entered into a lease agreement for approximately 4,162 square feet of office space for the operations of Kestrel Labs, Inc. in Boulder, Colorado. The lease begins on April 1, 2022 and will run through April 1, 2025. The rent and common area maintenance charges are equal to $17.00 per square foot with annual increases of 3%. Upon lease commencement, the Company recorded an operating lease liability and corresponding right-of-use asset for $0.2 million each.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.08% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 9.38% which was used to measure its finance lease liability. The weighted average remaining lease term was 5.19 years and 3.30 years for operating and finance leases, respectively, as of March 31, 2022.

As of March 31, 2022, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Operating Lease Liability	Finance Lease Liability
April 1, 2022 through December 31, 2022	2,627	115
2023	3,055	152
2024	3,571	116
2025	3,586	76
2026	3,361	15
2027	3,150	—
Thereafter	1,064	—
Total undiscounted future minimum lease payments	$20,414	$474
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(2,293)	(67)
Total lease liabilities	$18,121	$407

The components of lease expenses were as follows:

	Three Months Ended
	March 31,
	2022	2021
Lease cost:
Operating lease cost:
Total operating lease expense	$1,105	$610
Finance lease cost:
Total amortization of leased assets	30	21
Interest on lease liabilities	10	8
Total net lease cost	$1,145	$639

For the three months ended March 31, 2022 and 2021, $0.1 million and $0.2 million of operating lease costs respectively, were incurred at the Company’s manufacturing and warehouse facility and were included in cost of sales. For the three months ended March 31, 2022 and 2021, $1.0 million and $0.4 million of operating lease costs, respectively, were included in selling, general and administrative expenses on the consolidated statement of income.

(11)   FAIR VALUE MEASUREMENTS

The Company’s asset and liability classified financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and contingent consideration. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The Company measures its long-term debt at book value which approximates fair value as the long-term debt bears market rates of interest. The fair value of acquisition-related contingent consideration is based on a Monte Carlo model. The valuation policies are determined by management, and the Company’s Board of Directors is informed of any policy change.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022, by level within the fair value hierarchy:

Fair Value Measurements at March 31, 2022
Quoted
Priced in
Active
		Markets	Significant
		for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration	$9,500	$—	$—	$9,500

Total	$9,500	$—	$—	$9,500

The following table sets forth a summary of changes in the contingent consideration for the three months ended March 31, 2022 (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$9,700
Gain on change in fair value of contingent consideration	(200)
Balance as of March 31, 2022	$9,500

(12)   CONCENTRATIONS

For the three months ended March 31, 2022, the Company sourced approximately 30% of the components for its electrotherapy products from two significant vendors. For the three months ended March 31, 2021 the Company sourced approximately 32% of components from two significant vendors.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

At March 31, 2022, the Company had receivables from one third-party payers that made up approximately 19% of the net accounts receivable balance. At December 31, 2021, the Company had receivables from one third-party payer which made up approximately 22% of the net accounts receivable balance.

(13)   COMMITMENTS AND CONTINGENCIES

See Note 10 for details regarding commitments under the Company’s long-term leases.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently not a party to any material pending legal proceedings that would give rise to potential loss contingencies.

(14)   SUBSEQUENT EVENTS

On April 11, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of its common stock at prevailing market prices either in the open market or through privately negotiated transactions through April 11, 2023. Under the share buyback program, buybacks may be made from time-to-time in open market and negotiated purchases, effective immediately through the next twelve months. This program does not obligate the Company to acquire any particular amount of common stock and the program may be suspended or discontinued at any time. The Company expects to finance the purchases with existing cash balances, which is not expected to have a material impact on capital levels. The Company repurchased $5.3 million of shares from April 12, 2022 through April 27, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the ability to engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or leased to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the impact of COVID-19 on our business, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2021.

These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2021 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission.

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of March 31, 2022, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which was incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

In December 2021, the Company acquired 100% of Kestrel Labs, Inc. (“Kestrel”), a laser-based, noninvasive patient monitoring technology company. Kestrel’s laser-based products include the NiCO(TM) CO-Oximeter, a multi-parameter pulse oximeter, and HemeOx(TM), a total hemoglobin oximeter that enables continuous arterial blood monitoring. Both NiCO and HemeOx are yet to be presented to the U.S. FDA for market clearance. All activities related to Kestrel flow through our ZMS subsidiary.

The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

RESULTS OF OPERATIONS

Summary

Net revenue was $31.1 million and $24.1 million for the three months ended March 31, 2022 and 2021, respectively. Net revenue increased 29% for the three-month period ended March 31, 2022. The Company had net income of $1.3 million during the three months ended March 31, 2022 as compared with a net loss of $0.7 million during the three months ended March 31, 2021. Cash flows provided by operating activities increased $7.1 million to $1.8 million during the three months ended March 31, 2022 as compared with cash flows used in operating activities of $5.3 million during the three months ended March 31, 2021. Working capital was $59.8 million at March 31, 2022 and at December 31, 2021.

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

Supplies revenue is primarily comprised of sales of our consumable supplies to patients using our electrotherapy products, consisting primarily of surface electrodes and batteries. Revenue related to both devices and supplies is reported net, after adjustments for estimated third-party payer reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the healthcare industry as billing adjustments whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See our Significant Accounting Policies in Note 1 to the Consolidated Financial Statements for a more complete explanation of our revenue recognition policies.

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

Net revenue increased $7.0 million or 29% to $31.1 million for the three months ended March 31, 2022, from $24.1 million for the same period in 2021. The growth in net revenue is primarily related to the continued growth in device orders. In 2021, we saw annual order growth of 89% and additional order growth for the three months ended March 31, 2022 of 3%. Increased order growth has led to an increased customer base and drove higher sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $0.3 million or 6% to $6.7 million for the three months ended March 31, 2022, from $6.4 million for the same period in 2021. The growth in device revenue is primarily related to an increase in devices being leased in 2021 and an increase in orders of 3%.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our products. Supplies revenue increased $6.6 million or 37% to $24.4 million for the three months ended March 31, 2022, from $17.8 million for the same period in 2021. The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2022 and 2021.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended March 31, 2022 increased 18% to $6.9 million from $5.9 million for the three months ended March 31, 2021. The increase in cost of revenue is primarily due to increased revenue. As a percentage of revenue, cost of revenue – device and supply decreased to 22% for the three months ended March 31, 2022 from 24% for the same period in 2021. The decrease as a percentage of revenue is due to increased volumes and expanding our supplier portfolio mix, both of which have allowed us to negotiate lower costs.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses. Sales and marketing expense for the three months ended March 31, 2022 increased 4% to $14.4 million from $13.8 million for the three months ended March 31, 2021. The increase in sales and marketing expense is primarily due to increased sales commissions. As a percentage of revenue, sales and marketing expense decreased to 46% for the three months ended March 31, 2022 from 57% for the same period in 2021. The decrease as a percentage of revenue is primarily due to the increase in revenue and our sales force becoming more productive.

General and Administrative Expense

General and administrative expenses primarily consist of employee related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended March 31, 2022 increased 43% to $7.8 million from $5.5 million for the three months ended March 31, 2021.The increase in general and administrative expense is primarily due to increased rent and facilities expense as we moved our corporate headquarters during May 2021 and an increase in professional service expenses. As a percentage of revenue, general and administrative expense increased to 25% for the three months ended March 31, 2022 from 23% for the same period in 2021. The increase as a percentage of revenue is primarily due to the aforementioned expenses, partially offset by increased revenue.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 30% and 35% for the three months ended March 31, 2022 and 2021, respectively. Discrete items, primarily related to tax expense on stock option exercises, of $0.1 million and $0.1 million were recognized as a benefit against income tax expense for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 the Company has an income tax expense of approximately $0.6 million. For the three months ended March 31, 2021 the Company had an income tax benefit of approximately $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At March 31, 2022, our principal source of liquidity was $39.2 million in cash and $27.8 million in accounts receivable.

Upon closing on the Kestrel acquisition we entered into a loan and credit facility agreement with Bank of America, N.A. The credit facility includes a line of credit in the amount of $4.0 million available until December 1, 2024. The loan is a fixed rate term loan in the amount of $16.0 million and has an interest rate equal to 2.8% per year. The term loan is payable in equal principal installments of $444,444 per month through December 1, 2024 plus interest on the first day of each month beginning January 1, 2022. See Note 6.

Net cash provided by operating activities for the three months ended March 31, 2022 was $1.8 million compared with net cash used in operating activities of $5.3 million for the three months ended March 31, 2021. The increase in cash used in operating activities for the three months ended March 31, 2022 was primarily due to positive net income in 2022 as well as an increase in accounts payable and accrued liabilities.

Net cash used in investing activities for each of the three months ended March 31, 2022 and 2021 was $0.1 and $0.3 million, respectively. Cash used in investing activities for both periods was primarily related to office furniture and equipment and leasehold improvements at our new corporate headquarters for the three months ended March 31, 2022 and 2021.

Net cash used in financing activities for the three months ended March 31, 2022 was $5.0 million compared with net cash used in financing activities of $0.1 million for the same period in 2021. Cash used in financing activities for the three months ended March 31, 2022 was primarily due to the payment of a $0.10 dividend to common shareholders, and principal payments on notes payable. The cash used in financing activities for the three months ended March 31, 2021 was primarily due to stock purchased through the stock buy back program.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at March 31, 2022 of $39.2 million;
●	Our working capital balance of $59.8 million; and
●	Our projected income and cash flows for the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 to the Consolidated Financial Statements located within our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 22, 2022.

RISKS AND UNCERTAINTIES

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the three months ended March 31, 2022 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

As of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

On April 11, 2022, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock at prevailing market prices either in the open market or through privately negotiated transactions through April 11, 2023. During the three month period ending March 31, 2022, the Company did not repurchase any shares of common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB *	XBRL Taxonomy Label Linkbase Document.

101.PRE *	XBRL Presentation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: April 28, 2022	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)