Form 10-Q
period 2022-06-30
ZYNEX INC
filed 2022-07-28
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 26, 2022
Common Stock, par value $0.001	38,406,658

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$26,877	$42,612
Accounts receivable, net	27,824	28,632
Inventory, net	14,572	10,756
Prepaid expenses and other	1,357	689
Total current assets	70,630	82,689

Property and equipment, net	2,277	2,186
Operating lease asset	14,719	16,338
Finance lease asset	329	389
Deposits	591	585
Intangible assets, net of accumulated amortization	9,525	9,975
Goodwill	20,401	20,401
Deferred income taxes	1,103	711
Total assets	$119,575	$133,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	5,236	4,739
Cash dividends payable	16	3,629
Operating lease liability	3,391	2,859
Finance lease liability	123	118
Income taxes payable	160	2,296
Current portion of debt	5,333	5,333
Accrued payroll and related taxes	4,564	3,897
Total current liabilities	18,823	22,871
Long-term liabilities:
Long-term portion of debt, less issuance costs	7,949	10,605
Contingent consideration	9,600	9,700
Operating lease liability	13,941	15,856
Finance lease liability	253	317
Total liabilities	50,566	59,349

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,619,965 issued and 38,403,566 outstanding as of June 30, 2022 41,400,834 issued and 39,737,890 outstanding as of December 31, 2021 (including 3,606,970 shares declared as a stock dividend on November 9, 2021 and issued on January 21, 2022)	40	41
Additional paid-in capital	81,412	80,397
Treasury stock of 2,750,773 and 1,246,399 shares at June 30, 2022 and December 31, 2021, respectively, at cost	(17,166)	(6,513)
Retained earnings	4,723	—
Total stockholders’ equity	69,009	73,925
Total liabilities and stockholders’ equity	$119,575	$133,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
NET REVENUE
Devices	$9,505	$7,828	$16,230	$14,193
Supplies	27,254	23,194	51,612	40,956
Total net revenue	36,759	31,022	67,842	55,149

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	7,305	7,267	14,226	13,153
Sales and marketing	16,314	13,752	30,738	27,579
General and administrative	8,776	6,188	16,608	11,683
Total costs of revenue and operating expenses	32,395	27,207	61,572	52,415

Income from operations	4,364	3,815	6,270	2,734

Other income (expense)
Gain (loss) on change in fair value of contingent consideration	(100)	—	100	—
Interest expense	(115)	(45)	(239)	(54)
Other income (expense), net	(215)	(45)	(139)	(54)

Income from operations before income taxes	4,149	3,770	6,131	2,680
Income tax expense	803	962	1,408	578
Net income	$3,346	$2,808	$4,723	$2,102

Net income per share:
Basic	$0.09	$0.07	$0.12	$0.05
Diluted	$0.08	$0.07	$0.12	$0.05

Weighted average basic shares outstanding	38,851	38,291	39,305	38,306
Weighted average diluted shares outstanding	39,893	39,141	40,367	39,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	ForThe Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,723	$2,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,025	1,094
Amortization	461	—
Non-cash reserve charges	(9)	(35)
Stock-based compensation	1,124	509
Non-cash lease expense	237	414
Provision (benefit) for deferred income taxes	(392)	126
Gain on change in fair value of contingent consideration	(100)	—
Change in operating assets and liabilities:
Accounts receivable	808	(4,473)
Prepaid and other assets	(669)	191
Accounts payable and other accrued expenses	(1,020)	(1,570)
Inventory	(4,604)	(2,398)
Deposits	(6)	(238)
Net cash provided by (used in) operating activities	1,578	(4,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(212)	(354)
Net cash used in investing activities	(212)	(354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(58)	(44)
Cash dividends paid	(3,613)	—
Purchase of treasury stock	(10,655)	(2,120)
Proceeds from the issuance of common stock on stock-based awards	14	88
Principal payments on long-term debt	(2,667)	—
Taxes withheld and paid on employees’ equity awards	(122)	(135)
Net cash used in financing activities	(17,101)	(2,211)

Net decrease in cash	(15,735)	(6,843)
Cash at beginning of period	42,612	39,173
Cash at end of period	$26,877	$32,330

Supplemental disclosure of cash flow information:
Cash paid for interest	$(208)	$(54)
Cash paid for rent	$(1,965)	$(1,069)
Cash paid for income taxes	$(3,926)	(335)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$211	$13,247
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$162
Inventory transferred to property and equipment as demo devices	$—	$519
Inventory transferred to property and equipment under lease	$788	$473
Capital expenditures not yet paid	$48	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2020	38,244,310	36	37,235	(3,846)	23,430	56,855
Exercised and vested stock-based awards	63,546	1	29	—	—	30
Stock-based compensation expense	—	—	108	—	—	108
Warrants exercised	9,733	—	—	—	—	—
Shares of common stock withheld to pay taxes on employees’ equity awards	(4,135)	—	(59)	—	—	(59)
Purchase of treasury stock	(5,000)	—	—	(75)	—	(75)
Net loss	—	—	—	—	(706)	(706)
Balance at March 31, 2021	$38,308,454	$37	$37,313	$(3,921)	$22,724	$56,153
Exercised and vested stock-based awards, net of tax	93,709	—	$59	$—	$—	$59
Stock-based compensation expense	—	—	401	—	—	$401
Shares of common stock withheld to pay taxes on employees’ equity awards	(35,097)	—	(76)	—	—	$(76)
Purchase of treasury stock	(135,179)	—	—	(2,045)	—	$(2,045)
Net income	—	—	—	—	2,808	$2,808
Balance at June 30, 2021	$38,231,887	$37	$37,697	$(5,966)	$25,532	$57,300

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2021	39,737,890	41	80,397	(6,513)	—	73,925
Exercised and vested stock-based awards	38,355	—	3	—	—	3
Stock-based compensation expense	—	—	589	—	—	589
Shares of common stock withheld to pay taxes on employees’ equity awards	(10,873)	—	(76)	—	—	(76)
Stock dividend adjustments	11,444	—	—	—	—	—
Net income	—	—	—	—	1,377	1,377
Balance at March 31, 2022	$39,776,816	$41	80,913	$(6,513)	$1,377	$75,818
Exercised and vested stock-based awards	178,727	1	11	—	—	12
Stock-based compensation expense	—	—	535	—	—	535
Shares of common stock withheld to pay taxes on employees’ equity awards	(47,603)	—	(47)	—	—	(47)
Purchase of treasury stock	(1,504,374)	(2)	—	(10,653)	—	(10,655)
Net income	—	—	—	—	3,346	3,346
Balance at June 30, 2022	$38,403,566	$40	$81,412	$(17,166)	$4,723	$69,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of June 30, 2022, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which was incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

In December 2021, the Company acquired 100% of Kestrel Labs, Inc. (”Kestrel”), a laser-based, noninvasive patient monitoring technology company. Kestrel’s laser-based products include the NiCOTM CO-Oximeter, a multi-parameter pulse oximeter, and HemeOxTM, a total hemoglobin oximeter that enables continuous arterial blood monitoring. Both NiCO and HemeOx are yet to be presented to the FDA for market clearance. All activities related to Kestrel flow through the ZMS subsidiary.

Nature of Business

The Company designs, manufactures and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All the Company’s medical devices are designed to be patient friendly and designed for home use. The devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. All of the medical devices are marketed in the U.S. and are subject to FDA regulation and approval. All of the products require a physician’s prescription before they can be dispensed in the U.S. The Company’s primary product is the NexWave device. The NexWave is marketed to physicians and therapists by the Company’s field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

During the six months ended June 30, 2022 and 2021, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

The Company’s Board of Directors declared a cash dividend of $0.10 per share and a stock dividend of 10% per share on November 9, 2021. The cash dividend of $3.6 million was paid out on January 21, 2022 to stockholders of record as of January 6, 2022. The 10% stock dividend declaration resulted in the issuance of an additional 3.6 million shares on January 21, 2022 to stockholders of record as of January 6, 2022. Except as otherwise indicated, all related amounts reported in the condensed consolidated financial statements, including common share quantities, earnings per share amounts and exercise prices of options, have been retroactively adjusted for the effect of this stock dividend.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Amounts as of December 31, 2021, are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2022 and the results of its operations and its cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying condensed consolidated financial statements are associated with the allowance for billing adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation, assumptions related to the valuation of contingent consideration, and valuation of long-lived assets and realizability of deferred tax assets.

Accounts Receivable, Net

The Company’s accounts receivable represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies or complementary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company invoices the patient’s third-party payer and/or the patient. Billing adjustments represent the difference between the list price and the reimbursement rates set by third-party payers, including Medicare, commercial payers and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written-off after several appeals, which in some cases may take longer than twelve months. Substantially all of the Company’s receivables are due from patients with commercial or government health plans and workers compensation claims with a smaller portion related to private pay individuals, attorney, and auto claims. See Note 14 – Concentrations for discussion of significant customer accounts receivable balances.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived Assets

The Company records intangible assets based on estimated fair value on the date of acquisition. Long-lived assets consist of net property and equipment and intangible assets. The finite-lived intangible assets are patents and are amortized on a straight-line basis over the estimated lives of the assets.

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

Goodwill

Goodwill is recorded as the difference between the fair value of the purchase consideration and the estimated fair value of the net identifiable tangible and intangible assets acquired.

Goodwill is not subject to amortization but is subject to impairment testing in the future.The Company tests goodwill at least annually for impairment. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level. The estimates of fair value and the determination of reporting units requires management judgment.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606") and leases subject to ASC 842 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Device revenue
Purchased	$2,268	$2,337	$4,457	$4,668
Leased	7,237	5,491	11,773	9,525
Total device revenue	$9,505	$7,828	$16,230	$14,193
Supplies revenue	27,254	23,194	51,612	40,956
Total revenue	$36,759	$31,022	$67,842	$55,149

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

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. For the finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on the Company’s condensed consolidated balance sheets. For additional information on the leases where the Company is the lessee, see Note 12- Leases.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Issuance Costs

Debt issuance costs are costs incurred to obtain new debt financing. Debt issuance costs are presented in the accompanying condensed consolidated balance sheets as a reduction in the carrying value of the debt and are accreted to interest expense using the effective interest method.

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

Segment Information

The Company defines operating segments as components of the business enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. The Company has identified our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer as our Chief Operating Decision-Makers (“CODM”).

The Company currently operates business as one operating segment which includes two revenue types: Devices and Supplies.

Income Taxes

The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying condensed consolidated balance sheets, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

Tax benefits are recognized from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2022, and interim periods therein for smaller reporting companies. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company adopted this standard during the quarter ended June 30, 2022. The primary instrument that needed to be evaluated was the Company’s trade receivables and the impact was not material.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s condensed consolidated financial statements.

(3)   INVENTORY

The components of inventory are as follows (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$3,680	$4,471
Work-in-process	1,044	345
Finished goods	7,239	4,468
Inventory in transit	2,761	1,624
	$14,724	$10,908
Less: reserve	(152)	(152)
	$14,572	$10,756

(4)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	June 30, 2022	December 31, 2021
Property and equipment
Office furniture and equipment	$2,537	$2,391
Assembly equipment	103	100
Vehicles	203	203
Leasehold improvements	1,165	1,054
Leased devices	1,072	1,080
	5,080	4,828
Less accumulated depreciation	(2,803)	(2,642)
	$2,277	$2,186

Total depreciation expense related to our property and equipment was $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense for the six month periods ended June 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total depreciation expense related to devices out on lease was $0.4 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense related to devices out on lease was $0.7 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

During the year ended December 31, 2021, the Company began expensing product demo units sent to its territory managers to use in the field. Total depreciation expense related to demo unit devices out with sales representatives was $0.1 million for the three months ended June 30, 2021. Total depreciation expense related to demo unit devices out with sales representatives was $0.2 million for the six months ended June 30, 2021.

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on an analysis of the number of units which are still with patients for which the Company cannot determine the current status.

(5)   BUSINESS COMBINATIONS

On December 22, 2021, the Company and its wholly-owned subsidiary Zynex Monitoring Solutions, Inc., entered into a Stock Purchase Agreement (the “Agreement”) with Kestrel and each of the shareholders of Kestrel (collectively, the “Selling Shareholders”). Under the Agreement, the Selling Shareholders agreed to sell all of the outstanding common stock of Kestrel (the “Kestrel Shares”) to the Company. The consideration for the Kestrel Shares consisted of $16.1 million cash and 1,334,350 shares of the Company’s common stock (the “Zynex Shares”). All of the Zynex Shares are subject to a lockup agreement for a period of one year from the closing date under the Agreement (the “Closing Date”). The Agreement provides the Selling Shareholders with piggyback registration rights. 889,566 of the Zynex Shares are being held in escrow (the “Escrow Shares”). The number of Escrow Shares is subject to adjustment on the one-year anniversary of the Closing Date (or in connection with any Liquidation Event (as defined in the Agreement) that occurs prior to such anniversary date) based on the number of shares equal to $10.0 million divided by a 30-day volume weighted average closing price of the Company’s common stock. Half of the Escrow Shares will be released on submission of a dossier on a laser-based photoplethysmographic device (the “Device”) to the FDA for permission to market and sell the Device in the United States. The other half of the Escrow Shares will be released upon determination by the FDA that the Device can be marketed and sold in the United States. The amount of Escrow Shares were recalculated at June 30, 2022 and are included in the calculation of diluted earnings per share. The maximum amount of Zynex Shares that may be released are limited to 19.9% of the total number of common shares and total voting power of common shares of the Company (see Note 13 for more information regarding this liability).

The acquisition of Kestrel has been accounted for as a business combination under ASC 805. Under ASC 805, assets acquired, and liabilities assumed in a business combination must be recorded at their fair values as of the acquisition date.

(6)   GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended December 31, 2021 the Company completed the acquisition of Kestrel, which resulted in goodwill of $20.4 million (see Note 5).

As of June 30, 2022, there were no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of June 30, 2022.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2021	$10,000	$(25)	$9,975	11.00
Amortization expense		(450)	(450)
Acquired patents at June 30, 2022	$10,000	$(475)	$9,525	10.48

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated future amortization expense to be recognized over the remainder of 2022, next five fiscal years, and periods thereafter:

(In thousands)
July 1, 2022 through December 31, 2022	$458
2023	908
2024	911
2025	908
2026	908
2027	908
Thereafter	4,524
Total future amortization expense	$9,525

(7)   EARNINGS PER SHARE

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

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per share
Net income (loss) available to common stockholders	$3,346	$2,808	4,723	2,102
Basic weighted-average shares outstanding	38,851	38,291	39,305	38,306

Basic earnings (loss) per share	$0.09	$0.07	0.12	0.05

Diluted earnings per share
Net income (loss) available to common stockholders	$3,346	$2,808	4,723	2,102
Weighted-average shares outstanding	38,851	38,291	39,305	38,306
Effect of dilutive securities - options and restricted stock	1,042	850	1,062	886
Diluted weighted-average shares outstanding	39,893	39,141	40,367	39,192

Diluted earnings (loss) per share	$0.08	$0.07	0.12	0.05

For the three and six months ended June 30, 2022, options to purchase 0.3 million and 0.3 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For the three and six months ended June 30, 2021, options to purchase 0.1 million and 0.2 million shares, respectively, of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

(8)   NOTES PAYABLE

The Company entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) in December 2021. Under this Loan Agreement, the Bank extended two facilities to the Company. Specified assets have been pledged as collateral. One facility is a line of credit in the amount of $4.0 million available until December 1, 2024 (“Facility 1”). The Company will pay interest on Facility 1 on the first day of each month beginning January 1, 2022. The interest rate is an annual rate equal to the sum of (i) the greater of the BSBY Daily Floating Rate or (ii) the Index Floor (as defined in the Loan Agreement), plus 2.00%. As of June 30, 2022, the Company had not utilized this facility.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The other facility being extended by the Bank to the Company is a fixed rate term loan in the amount of up to $16.0 million (“Facility 2”). Facility 2 was entered into and funded in conjunction with the purchase of Kestrel Labs the interest rate is equal to 2.8% per year. The Company must pay interest on the first day of each month which began January 1, 2022 and the Company also repays the principal amount in equal installments of $444,444 per month through December 1, 2024.

The following table summarizes future principal payments on long-term debt as of June 30, 2022:

June 30, 2022
(In thousands)
July 1, 2022 through December 31, 2022	$2,667
2023	5,333
2024	5,333
Future principal payments	13,333
Less current portion	(5,333)
Less debt issuance costs	(51)
Long-term debt, net of debt issuance costs	$7,949

(9)   STOCK-BASED COMPENSATION PLANS

In June 2017, our stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5,500,000 shares reserved for issuance. Awards permitted under the 2017 Stock Plan include: Stock Options and Restricted Stock. Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors. As applicable, awards are granted with an exercise price equal to the closing price of our common stock on the date of grant and generally vest over four years. Restricted Stock Awards are issued to the recipient upon grant and are not included in outstanding shares until such vesting and issuance occurs.

During the three and six months ended June 30, 2022 , 200,000 performance based stock option awards were granted under the 2017 Stock Plan. During the three and six months ended June 30, 2021, no stock option awards were granted under the 2017 Stock Plan. At June 30, 2022, the company had 0.8 million stock options outstanding and 0.6 million exercisable under the following plans:

	Outstanding	Exercisable
	Number of Options	Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	213	213
Equity compensation plans not approved by shareholders	—	—
2017 Stock Option Plan	603	344
Total	816	557

During the three and six months ended June 30, 2022, 45,000 and 93,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. During the three and six months ended June 30, 2021, 33,000 and 104,500 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards typically occur quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of Revenue	$12	$15	$27	$30
Sales and marketing expense	55	15	114	30
General, and administrative	468	371	983	449
Total stock based compensation expense	$535	$401	$1,124	$509

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company received proceeds of $0.1 million related to option exercises during the three and six months ended June 30, 2022, respectively. The Company received proceeds of $0.1 million related to option exercises during each of the three and six months ended June 30, 2021, respectively.

The Company granted 200,000 stock options during the three and six months ended June 30, 2022. The Company did not grant any stock options during the three and six months ended June 30, 2021. The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions for the six months ended June 30, 2022:

Expected term (years)	3.00
Risk-free interest rate	2.81%
Expected volatility	73.28%
Expected dividend yield	—%

A summary of stock option activity under all equity compensation plans for the six months ended June 30, 2022, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2021	765	$1.36	4.68	$5,896
Granted	200	$6.23
Forfeited	(2)	$3.21
Exercised	(147)	$0.50
Outstanding at June 30, 2022	816	$2.70	5.59	$4,318

Exercisable at June 30, 2022	557	$1.27	3.95	$3,743

A summary of restricted stock award activity under all equity compensation plans for the six months ended June 30, 2022, is presented below:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value
Granted but not vested at December 31, 2021	454	$13.69
Granted	93	$6.66
Forfeited	(11)	$6.07
Vested	(70)	$14.32
Granted but not vested at June 30, 2022	466	12.22

As of June 30, 2022, the Company had approximately $5.1 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.5 years.

(10)   STOCKHOLDERS’ EQUITY

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock

On June 9, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through June 9, 2023. From the inception of the plan through June 30 2022, the Company purchased 84,500 shares of its common stock for $0.7 million or an average price of $7.74 per share.

On April 11, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of its common stock at prevailing market prices either in the open market or through privately negotiated transactions through April 11, 2023. From the inception of the plan through May 31, 2022 the Company purchased 1,419,874 shares of its common stock for $10.0 million or an average price of $7.04 per share which completed this program.

Warrants

A summary of stock warrant activity for the six months ended June 30, 2022 is presented below:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding and exercisable at December 31, 2021	99	$2.40	2.76	$660
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at June 30, 2022	99	$2.40	2.27	$451

(11)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three and six months ended June 30, 2022 discrete items adjusted were ($0.9) million and ($0.4) million, respectively. At June 30, 2022 and 2021, the Company is estimating an annual effective tax rate of approximately 25% and 26%, respectively. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 23% for the six months ended June 30, 2022. The Company recorded income tax expense of $0.8 million and $1.4 million for the three and six months ended June 30, 2022, respectively, and income tax expense of $1.0 million and $0.6 million for the three and six months ended June 30, 2021.

Taxes of $3.9 million and $0.3 million were paid during the six months ended June 30, 2022 and 2021, respectively.

(12)   LEASES

The Company categorize leases at their inception as either operating or financing leases. Leases include various office and warehouse facilities which have been categorized as operating leases while certain equipment is leased under financing leases.

During March 2022, The Company entered into a lease agreement for approximately 4,162 square feet of office space for the operations of Kestrel Labs, Inc. in Boulder, Colorado. The lease began on April 1, 2022 and will run through April 1, 2025. The rent and common area maintenance charges are equal to $17.00 per square foot with annual increases of 3%. Upon lease commencement, the Company recorded an operating lease liability and corresponding right-of-use asset for $0.2 million each.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.06% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 9.38% which was used to measure its finance lease liability. The weighted average remaining lease term was 5.04 years and 2.91 years for operating and finance leases, respectively, as of June 30, 2022.

As of June 30, 2022, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
July 1, 2022 through December 31, 2022	1,658	73
2023	3,055	152
2024	3,571	116
2025	3,586	76
2026	3,362	15
2027	3,150	—
Thereafter	1,064	—
Total undiscounted future minimum lease payments	$19,446	$432
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(2,114)	(56)
Total lease liabilities	$17,332	$376

The components of lease expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Lease expense	2022	2021	2022	2021
Costs of revenue - devices and supplies	$100	$181	$201	$359
Sales and marketing expense	126	76	257	133
General and administrative	887	658	1,761	1,033
Total operating lease expense	$1,113	$915	$2,219	$1,525

Finance Lease expense
Amortization of right-of-use asset:
Costs of revenue - devices and supplies	$15	$14	$31	$26
Selling, general and administrative	14	14	28	28
Total amortization of right-of-use asset	29	28	59	54
Interest expense and other	9	20	19	28
Total finance lease expense	$38	$48	$78	$82

(13)   FAIR VALUE MEASUREMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022, by level within the fair value hierarchy:

Fair Value Measurements at June 30, 2022
Quoted
Priced in
Active
		Markets	Significant
		for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration	$9,600	$—	$—	$9,600

Total	$9,600	$—	$—	$9,600

The following table sets forth a summary of changes in the contingent consideration for the three months ended June 30, 2022 (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$9,700
Gain on change in fair value of contingent consideration	(100)
Balance as of June, 2022	$9,600

(14)   CONCENTRATIONS

For the three months ended June 30, 2022, the Company sourced approximately 58% of the supplies for its electrotherapy products from four significant vendors. For the same period in 2021, the Company sourced approximately 31% of the supplies for its electrotherapy products from one significant vendor.

For the six months ended June 30, 2022, the Company sourced approximately 53% of supplies for its electrotherapy products from four significant vendors. For the same period in 2021, the Company sourced approximately 35% of supplies for its electrotherapy products from two significant vendors.

Management believes that its relationships with suppliers are good; however, if the relationships were to be replaced, there may be a short-term disruption to operations, a period of time in which products may not be available and additional expenses may be incurred.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2022, the Company had receivables from one third-party payer that made up approximately 18% of the net accounts receivable balance. At December 31, 2021, the Company had receivables from one third-party payer which made up approximately 22% of the net accounts receivable balance.

(15)   COMMITMENTS AND CONTINGENCIES

See Note 12 for details regarding commitments under the Company’s long-term leases.

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

(16)   SUBSEQUENT EVENTS

No subsequent events identified through July 28, 2022.

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

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of June 30, 2022, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which was incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

In December 2021, the Company acquired 100% of Kestrel Labs, Inc. (“Kestrel”), a laser-based, noninvasive patient monitoring technology company. Kestrel’s laser-based products include the NiCOTM CO-Oximeter, a multi-parameter pulse oximeter, and HemeOxTM, a total hemoglobin oximeter that enables continuous arterial blood monitoring. Both NiCO and HemeOx are yet to be presented to the U.S. FDA for market clearance. All activities related to Kestrel flow through our ZMS subsidiary.

The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries.

RESULTS OF OPERATIONS

Summary

Net revenue was $36.8 million and $31.0 million for the three months ended June 30, 2022 and 2021, respectively, and $67.8 million and $55.1 million for the six months ended June 30, 2022 and 2021, respectively. Net revenue increased 18% and 23% for the three and six-month periods ended June 30, 2022, respectively. Net income was $3.3 million for the three months ended June 30, 2022 compared with $2.8 million during the same period in 2021. Net income was $4.7 million for the six months ended June 30, 2022 compared with $2.1 million during the same period in 2021. Cash provided by operating activities was $1.6 million during the six months ended June 30, 2022. Working capital was $51.8 million and $59.8 million as of June 30, 2022 and December 31, 2021, respectively.

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

Supplies revenue is primarily comprised of sales of our consumable supplies to patients using our electrotherapy products, consisting primarily of surface electrodes and batteries. Revenue related to both devices and supplies is reported net, after adjustments for estimated third-party payer reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the healthcare industry as billing adjustments whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See our Significant Accounting Policies in Note 2 to the condensed financial statements for a more complete explanation of our revenue recognition policies.

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

Net revenue increased $5.7 million or 18% to $36.7 million for the three months ended June 30, 2022, from $31.0 million for the same period in 2021. Net revenue increased $12.7 million or 23% to $67.8 million for the six months ended June 30, 2022, from $55.1 million for the same period in 2021. For both the three and six-month periods ended June 30, 2022, the growth in net revenue from the same periods in 2021 is primarily related to a 10% and 6% growth in device orders, respectively, which resulted from an increased customer base and led to higher sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $1.7 million or 21% to $9.5 million for the three months ended June 30, 2022, from $7.8 million for the same period in 2021.

Device revenue increased $2.0 million or 14% to $16.2 million for the six months ended June 30, 2022, from $14.2 million for the same period in 2021.

For both the three and six-month periods ended June 30, 2022, the growth in net revenue from the same periods in 2021 is primarily related to growth in sales of devices, device orders, and an increase in leased device sales.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue increased $4.1 million or 18% to $27.3 million for the three months ended June 30, 2022, from $23.2 million for the same period in 2021.

Supplies revenue increased $10.6 million or 26% to $51.6 million for the six months ended June 30, 2022, from $41.0 million for the same period in 2021.

The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2022 and 2021.

Operating Expenses

Cost of Revenue – Devices and Supplies

Cost of Revenue – devices and supplies consist primarily of device and supply costs, facilities, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended June 30, 2022 remained flat at $7.3 million. As a percentage of revenue, cost of revenue – devices and supplies decreased to 20% for the three months ended June 30, 2022 from 23% for the same period in 2021.

Cost of revenue for the six months ended June 30, 2022 increased 8% to $14.2 million from $13.2 million for the same period in 2021. As a percentage of revenue, cost of revenue – device and supply decreased to 21% for the six months ended June 30, 2022 from 24% for the same period in 2021.

The decrease as a percentage of revenue, in both periods presented above, is due to increased volumes and expanding our supplier portfolio mix, both of which have allowed us to negotiate lower costs.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended June 30, 2022 increased 19% to $16.3 million from $13.8 million for the same period in 2021. The increase in sales and marketing expense is primarily due to increased commission and incentive pay related to inflation and rising wages in the U.S. which has created a very competitive job market. As a percentage of revenue, sales and marketing expense remained flat at 44% for the three months ended June 30, 2022 and 2021, respectively.

Sales and marketing expense for the six months ended June 30, 2022 increased 11% to $30.7 million from $27.6 million for the same period in 2021. The increase in sales and marketing expense is primarily due to increased commission and incentive pay related to inflation and rising wages in the U.S. which has created a very competitive job market. As a percentage of revenue, sales and marketing expense decreased to 45% and 50% for the six months ended June 30, 2022 and 2021, respectively. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, slightly offset by the additional expenses noted above.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended June 30, 2022 increased 42% to $8.8 million from $6.2 million for the same period in 2021. The increase in general and administrative expense for the three months is primarily due to increased compensation and benefit expense related to headcount growth at ZMS, increased rent and facilities expense as we moved our corporate headquarters during May 2021, and an increase in research and development expenses for ZMS. As a percentage of revenue, general and administrative expense increased to 24% for the three months ended June 30, 2022 from 20% for the same period in 2021. The increase as a percentage of revenue is primarily due to the items noted above, partially offset by the increase in revenue during the period .

General and administrative expense for the six months ended June 30, 2022 increased 42% to $16.6 million from $11.7 million for the same period in 2021. The increase in general and administrative expense for the six months is primarily due to increased compensation and benefit expense related to headcount growth at ZMS, increases in rent and facilities expense as we moved our corporate headquarters during May 2021, research and development expenses for ZMS, and amortization of intangible assets acquired from the Kestrel acquisition in December 2021. As a percentage of revenue, general and administrative expense increased to 24% for the six months ended June 30, 2022 from 21% for the same period in 2021. The increase as a percentage of revenue is primarily due to the aforementioned expenses, partially offset by the increase in revenue during the period.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 19% and 23% for the three and six months ended June 30, 2022, respectively. Discrete items, primarily related to excess tax benefits related to stock option exercises, of ($0.9) million and ($0.4) million for the three and six months ended June 30, 2022, respectively, are recognized as a benefit against income tax expense. For the three and six months ended June 30, 2022 the Company had an income tax expense of approximately $0.8 million and $1.4 million, respectively. The Company recorded income tax expense of $1.0 million and $0.6 million for the three and six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At June 30, 2022, our principal source of liquidity was $26.9 million in cash and $27.8 million in accounts receivable.

Net cash provided by operating activities for the six months ended June 30, 2022 was $1.6 million compared with net cash used in operating activities of $4.3 million for the six months ended June 30, 2021. The increase in cash provided by operating activities for the six months ended June 30, 2022 was primarily due to an increase in net income as well as a decrease in the receivables balance. The increase was partially offset by increased inventory due to our order growth, in-transit inventory, plus increased stockpiles in anticipation of possible supply chain shortages.

Net cash used in investing activities for the six months ended June 30, 2022 and 2020 was $0.2 million and $0.4 million, respectively. Cash used in investing activities for the six months ended June 30, 2022 was primarily related to leasehold improvements at our new facility for Kestrel and the purchase of computer equipment. Cash used in investing activities for the six months ended June 30, 2021 was primarily related to the purchase of leasehold improvements at our manufacturing and warehouse facility .

Net cash used in financing activities for the six months ended June 30, 2021 was $17.1 million compared with net cash used in financing activities of $2.2 million for the same period in 2021. Net cash used in financing activities for the six months ended June 30, 2022 was primarily due to purchases of treasury stock, payment of cash dividends in January 2022, and principal payments on long-term debt. Net cash used in financing activities for the six months ended June 30, 2021 was primarily due to purchases of treasury stock.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at June 30, 2022 of $26.9 million;
●	Our working capital balance of $51.8 million;
●	Our projected income and cash flows for the next 12 months.

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

RISKS AND UNCERTAINTIES

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the three months ended June 30, 2022 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2022, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

			Total Number of	In Thousands
			Shares	Maximum Value
			Purchased as	of Shares That
	Total	Average	Part of a	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan	Plan
April 11 - April 30, 2022
Share repurchase program (1)	959,874	$7.15	959,874	3,132

May 1 - May 31, 2022
Share repurchase program (1)	460,000	$6.81	1,419,874	—

June 10 - June 30, 2022
Share repurchase program (2)	84,500	$7.74	84,500	9,346
Quarter Total
Share repurchase program (1)	1,419,874.00	$7.04	1,419,874	—
Share repurchase program (2)	84,500.00	$7.74	84,500	9,346

(1)Shares were purchased through the Company’s publicly announced share repurchase program dated Aprill 11, 2022. The program was fully utilitzed during the Company’s second quarter.

(2)Shares were purchased through the Company’s publicly announced share repurchase program dated June 9, 2022. The program expires on June 9, 2023.

On June 9, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through June 9, 2023. From the inception of the plan through June 30 2022, the Company purchased 84,500 shares of its common stock for $0.7 million or an average price of $7.74 per share.

On April 11, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of its common stock at prevailing market prices either in the open market or through privately negotiated transactions through April 11, 2023. From the inception of the plan through May 31, 2022 the Company purchased 1,419,874 shares of its common stock for $10.0 million or an average price of $7.04 per share which completed this program.

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

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: July 28, 2022	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)