Form 10-Q
period 2022-09-30
ZYNEX INC
filed 2022-10-27
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

(800) 495-6670

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 25, 2022
Common Stock, par value $0.001	37,453,445

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2022	December 31,
	(unaudited)	2021

ASSETS
Current assets:
Cash	$23,532	$42,612
Accounts receivable, net	28,350	28,632
Inventory, net	14,366	10,756
Prepaid expenses and other	1,134	689
Total current assets	67,382	82,689

Property and equipment, net	2,199	2,186
Operating lease asset	13,783	16,338
Finance lease asset	300	389
Deposits	591	585
Intangible assets, net of accumulated amortization	9,296	9,975
Goodwill	20,401	20,401
Deferred income taxes	1,483	711
Total assets	$115,435	$133,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	5,139	4,739
Cash dividends payable	16	3,629
Operating lease liability	2,943	2,859
Finance lease liability	126	118
Income taxes payable	916	2,296
Current portion of debt	5,333	5,333
Accrued payroll and related taxes	5,297	3,897
Total current liabilities	19,770	22,871
Long-term liabilities:
Long-term portion of debt, less issuance costs	6,621	10,605
Contingent consideration	9,700	9,700
Operating lease liability	13,936	15,856
Finance lease liability	221	317
Total liabilities	50,248	59,349

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,625,663 issued and 37,467,494 outstanding as of September 30, 2022 41,400,834 issued and 39,737,890 outstanding as of December 31, 2021 (including 3,606,970 shares declared as a stock dividend on November 9, 2021 and issued on January 21, 2022)	39	41
Additional paid-in capital	81,873	80,397
Treasury stock of 3,738,224 and 1,246,399 shares at September 30, 2022 and December 31, 2021, respectively, at cost	(26,321)	(6,513)
Retained earnings	9,596	—
Total stockholders’ equity	65,187	73,925
Total liabilities and stockholders’ equity	$115,435	$133,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
NET REVENUE
Devices	$11,349	$9,071	$27,579	$23,264
Supplies	30,171	25,715	81,783	66,671
Total net revenue	41,520	34,786	109,362	89,935

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	8,391	6,837	22,617	19,990
Sales and marketing	17,212	13,083	47,950	40,662
General and administrative	9,359	6,820	25,967	18,503
Total costs of revenue and operating expenses	34,962	26,740	96,534	79,155

Income from operations	6,558	8,046	12,828	10,780

Other (expense)
Loss on change in fair value of contingent consideration	(100)	—	—	—
Interest expense	(106)	(18)	(345)	(72)
Other (expense) net	(206)	(18)	(345)	(72)

Income from operations before income taxes	6,352	8,028	12,483	10,708
Income tax expense	1,479	1,921	2,887	2,499
Net income	$4,873	$6,107	$9,596	$8,209

Net income per share:
Basic	$0.13	$0.16	$0.25	$0.21
Diluted	$0.13	$0.16	$0.24	$0.21

Weighted average basic shares outstanding	38,046	38,245	38,881	38,286
Weighted average diluted shares outstanding	38,865	39,043	39,729	39,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For The Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,596	$8,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,590	1,689
Amortization	695	—
Non-cash reserve charges	65	(83)
Stock-based compensation	1,702	1,042
Non-cash lease expense	720	905
Provision (benefit) for deferred income taxes	(772)	190
Change in operating assets and liabilities:
Accounts receivable	282	(10,397)
Prepaid and other assets	(446)	276
Accounts payable and other accrued expenses	364	(284)
Inventory	(4,801)	(1,898)
Deposits	(6)	(238)
Net cash provided by (used in) operating activities	8,989	(589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(332)	(420)
Net cash used in investing activities	(332)	(420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(87)	(73)
Cash dividends paid	(3,613)	—
Purchase of treasury stock	(19,811)	(2,667)
Proceeds from the issuance of common stock on stock-based awards	27	127
Principal payments on long-term debt	(4,000)	—
Taxes withheld and paid on employees’ equity awards	(253)	(183)
Net cash used in financing activities	(27,737)	(2,796)

Net decrease in cash	(19,080)	(3,805)
Cash at beginning of period	42,612	39,173
Cash at end of period	$23,532	$35,368

Supplemental disclosure of cash flow information:
Cash paid for interest	$(317)	$(72)
Cash paid for rent	$(2,592)	$(1,510)
Cash paid for income taxes	(5,028)	(1,019)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$211	$13,240
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$175
Inventory transferred to property and equipment as demo devices	$—	$125
Inventory transferred to property and equipment under lease	$1,191	$1,254
Capital expenditures not yet paid	$56	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2020	38,244,310	$36	$37,235	$(3,846)	$23,430	$56,855
Exercised and vested stock-based awards	63,546	1	29	—	—	30
Stock-based compensation expense	—	—	108	—	—	108
Warrants exercised	9,733	—	—	—	—	—
Shares of common stock withheld to pay taxes on employees’ equity awards	(4,135)	—	(59)	—	—	(59)
Purchase of treasury stock	(5,000)	—	—	(75)	—	(75)
Net loss	—	—	—	—	(706)	(706)
Balance at March 31, 2021	38,308,454	$37	$37,313	$(3,921)	$22,724	$56,153
Exercised and vested stock-based awards, net of tax	93,709	—	$59	$—	$—	59
Stock-based compensation expense	—	—	401	—	—	401
Shares of common stock withheld to pay taxes on employees’ equity awards	(35,097)	—	(76)	—	—	(76)
Purchase of treasury stock	(135,179)	—	—	(2,045)	—	(2,045)
Net income	—	—	—	—	2,808	2,808
Balance at June 30, 2021	38,231,887	$37	$37,697	$(5,966)	$25,532	$57,300
Exercised and vested stock-based awards, net of tax	49,682	—	$38	$—	$—	38
Stock-based compensation expense	—	—	533	—	—	533
Shares of common stock withheld to pay taxes on employees’ equity awards	(3,671)	—	(48)	—	—	(48)
Purchase of treasury stock	(35,000)	—	—	(547)	—	(547)
Net income	—	—	—	—	6,107	6,107
Balance at September 30, 2021	38,242,898	$37	$38,220	$(6,513)	$31,639	$63,383

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2021	39,737,890	$41	$80,397	$(6,513)	$—	$73,925
Exercised and vested stock-based awards	38,355	—	3	—	—	3
Stock-based compensation expense	—	—	589	—	—	589
Shares of common stock withheld to pay taxes on employees’ equity awards	(10,873)	—	(76)	—	—	(76)
Stock dividend adjustments	11,444	—	—	—	—	—
Net income	—	—	—	—	1,377	1,377
Balance at March 31, 2022	39,776,816	$41	80,913	$(6,513)	$1,377	$75,818
Exercised and vested stock-based awards	178,727	1	11	—	—	12
Stock-based compensation expense	—	—	535	—	—	535
Shares of common stock withheld to pay taxes on employees’ equity awards	(47,603)	—	(47)	—	—	(47)
Purchase of treasury stock	(1,504,374)	(2)	—	(10,653)	—	(10,655)
Net income	—	—	—	—	3,346	3,346
Balance at June 30, 2022	38,403,566	$40	$81,412	$(17,166)	$4,723	$69,009
Exercised and vested stock-based awards	68,060	—	13	—	—	13
Stock-based compensation expense	—	—	578	—	—	578
Shares of common stock withheld to pay taxes on employees' equity awards	(16,681)	—	(130)	—	—	(130)
Purchase of treasury stock	(987,451)	(1)	—	(9,155)	—	(9,156)
Net income	—	—	—	—	4,873	4,873
Balance at September 30, 2022	37,467,494	$39	$81,873	$(26,321)	$9,596	$65,187

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of September 30, 2022, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation). The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the nine months ended September 30, 2022 and 2021, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2022 and the results of its operations and its cash flows for the periods presented. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

NOTE (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable, Net

The Company’s accounts receivable represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies or complementary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company invoices the patient’s third-party payer and/or the patient. Billing adjustments represent the difference between the list price and the reimbursement rates set by third-party payers, including Medicare, commercial payers and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written-off after several appeals, which in some cases may take longer than twelve months. Substantially all of the Company’s receivables are due from patients with commercial or government health plans and workers compensation claims with a smaller portion related to private pay individuals, attorney, and auto claims. The Company maintains a constraint for third-party payer refund requests, deductions and adjustments. See Note 14 – Concentrations for discussion of significant customer accounts receivable balances.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill is not subject to amortization but is subject to impairment testing in the future. The Company utilized the simplified test for goodwill impairment. The amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The valuation methods used in the quantitative fair value assessment was a discounted cash flow method and required management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level. The estimates of fair value and the determination of reporting units requires management judgment.

Revenue Recognition

Revenue is derived from sales and leases of the Company’s electrotherapy devices and sales of related supplies and complementary products. Device sales can be in the form of a purchase or a lease. Supplies needed for the device can be set up as a recurring shipment or ordered through the customer support team or online store as needed. The Company recognizes revenue when the performance obligation has been met and the product has been transferred to the patient, in the amount that reflects the consideration the Company expects to receive. In general, revenue from sales of devices and supplies is recognized once the product is delivered to the patient, which is when the performance obligation has been met and the product has been transferred to the patient.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of disaggregated net revenues for the three and nine months ended September 30, 2022, and 2021 related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606") and leases subject to ASC 842 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Device revenue
Purchased	$2,900	$2,076	$7,357	$6,734
Leased	8,449	6,995	20,222	16,530
Total device revenue	$11,349	$9,071	$27,579	$23,264
Supplies revenue	30,171	25,715	81,783	66,671
Total revenue	$41,520	$34,786	$109,362	$89,935

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

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three year period exceeds $1 billion. This provision is effective for tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material impact on our reported results, cash flows or financial position when it becomes effective.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2022, and interim periods therein for smaller reporting companies. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company adopted this standard during the quarter ended September 30, 2022. The primary instrument that needed to be evaluated was the Company’s trade receivables and the impact was not material.

NOTE (3)   INVENTORY

The components of inventory as of September 30, 2022, and December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$3,709	$4,471
Work-in-process	487	345
Finished goods	8,919	4,468
Inventory in transit	1,403	1,624
	$14,518	$10,908
Less: reserve	(152)	(152)
	$14,366	$10,756

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (4)   PROPERTY AND EQUIPMENT

The components of property and equipment as of September 30, 2022, and December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Property and equipment
Office furniture and equipment	$2,657	$2,391
Assembly equipment	103	100
Vehicles	203	203
Leasehold improvements	1,173	1,054
Leased devices	1,117	1,080
	5,253	4,828
Less accumulated depreciation	(3,054)	(2,642)
	$2,199	$2,186

Total depreciation expense related to our property and equipment was $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense for the nine month periods ended September 30, 2022 and 2021 was $0.5 million and $0.7 million, respectively.

Total depreciation expense related to devices out on lease was $0.3 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense related to devices out on lease was $1.0 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation on leased units is reflected in the condensed consolidated statements of operations as cost of revenue.

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on an analysis of the number of units which are still with patients for which the Company cannot determine the current status.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (5)   BUSINESS COMBINATIONS

On December 22, 2021, the Company and its wholly-owned subsidiary Zynex Monitoring Solutions, Inc., entered into a Stock Purchase Agreement (the “Agreement”) with Kestrel and each of the shareholders of Kestrel (collectively, the “Selling Shareholders”). Under the Agreement, the Selling Shareholders agreed to sell all of the outstanding common stock of Kestrel (the “Kestrel Shares”) to the Company. The consideration for the Kestrel Shares consisted of $16.1 million cash and 1,334,350 shares of the Company’s common stock (the “Zynex Shares”). All of the Zynex Shares are subject to a lockup agreement for a period of one year from the closing date under the Agreement (the “Closing Date”). The Agreement provides the Selling Shareholders with piggyback registration rights. 889,566 of the Zynex Shares are being held in escrow (the “Escrow Shares”). The number of Escrow Shares is subject to adjustment on the one-year anniversary of the Closing Date (or in connection with any Liquidation Event (as defined in the Agreement) that occurs prior to such anniversary date) based on the number of shares equal to $10.0 million divided by a 30-day volume weighted average closing price of the Company’s common stock. Half of the Escrow Shares will be released on submission of a dossier on a laser-based photoplethysmographic device (the “Device”) to the FDA for permission to market and sell the Device in the United States. The other half of the Escrow Shares will be released upon determination by the FDA that the Device can be marketed and sold in the United States. The amount of Escrow Shares were recalculated at September 30, 2022 and are included in the calculation of diluted earnings per share. The maximum amount of Zynex Shares that may be released are limited to 19.9% of the total number of common shares and total voting power of common shares of the Company (see Note 13 for more information regarding this liability).

The acquisition of Kestrel has been accounted for as a business combination under ASC 805. Under ASC 805, assets acquired, and liabilities assumed in a business combination must be recorded at their fair values as of the acquisition date.

NOTE (6)   GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended December 31, 2021 the Company completed the acquisition of Kestrel, which resulted in goodwill of $20.4 million (see Note 5).

For the nine months ended September 30, 2022, there was no change in the carrying amount of goodwill, there were no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of September 30, 2022.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2021	$10,000	$(25)	$9,975	11.00
Amortization expense		(679)	(679)
Acquired patents at September 30, 2022	$10,000	$(704)	$9,296	10.23

The following table summarizes the estimated future amortization expense to be recognized over the remainder of 2022, next five fiscal years, and periods thereafter:

(In thousands)
October 1, 2022 through December 31, 2022	$229
2023	908
2024	911
2025	908
2026	908
2027	908
Thereafter	4,524
Total future amortization expense	$9,296

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (7)   EARNINGS PER SHARE

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

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per share
Net income available to common stockholders	$4,873	$6,107	9,596	8,209
Basic weighted-average shares outstanding	38,046	38,245	38,881	38,286

Basic earnings per share	$0.13	$0.16	0.25	0.21

Diluted earnings per share
Net income available to common stockholders	$4,873	$6,107	9,596	8,209
Weighted-average shares outstanding	38,046	38,245	38,881	38,286
Effect of dilutive securities - options and restricted stock	819	798	848	856
Diluted weighted-average shares outstanding	38,865	39,043	39,729	39,142

Diluted earnings per share	$0.13	$0.16	0.24	0.21

For both the three and nine months ended September 30, 2022, options to purchase 6,000 and 22,000 shares of common stock were excluded from the dilutive stock calculation, respectively, because their effect would have been anti-dilutive.

For both the three and nine months ended September 30, 2021, options to purchase 268,000 and 176,000 shares of common stock were excluded from the dilutive stock calculation, respectively, because their effect would have been anti-dilutive.

NOTE (8)   NOTES PAYABLE

The Company entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) in December 2021. Under this Loan Agreement, the Bank extended two facilities to the Company. Specified assets have been pledged as collateral. One facility is a line of credit in the amount of $4.0 million available until December 1, 2024 (“Facility 1”). The Company will pay interest on Facility 1 on the first day of each month beginning January 1, 2022. The interest rate is an annual rate equal to the sum of (i) the greater of the BSBY Daily Floating Rate or (ii) the Index Floor (as defined in the Loan Agreement), plus 2.00%. As of September 30, 2022, the Company had not utilized this facility.

The other facility being extended by the Bank to the Company is a fixed rate term loan in the amount of up to $16.0 million (“Facility 2”). Facility 2 was entered into and funded in conjunction with the purchase of Kestrel Labs. The interest rate is equal to 2.8% per year. The Company must pay interest on the first day of each month which began January 1, 2022 and the Company also repays the principal amount in equal installments of $444,444 per month through December 1, 2024.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes future principal payments on long-term debt as of September 30, 2022:

September 30, 2022
(In thousands)
October 1, 2022 through December 31, 2022	$1,333
2023	5,333
2024	5,334
Future principal payments	12,000
Less current portion	(5,333)
Less debt issuance costs	(46)
Long-term debt, net of debt issuance costs	$6,621

NOTE (9)   STOCK-BASED COMPENSATION PLANS

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

During the three months ended September 30, 2022, no stock option awards were granted under the 2017 Stock Plan. During the nine months ended September 30, 2022, 200,000 performance based stock option awards were granted under the 2017 Stock Plan. During the three and nine months ended September 30, 2021, no stock option awards were granted under the 2017 Stock Plan. At September 30, 2022, the company had 0.8 million stock options outstanding and 0.6 million exercisable under the following plans:

	Outstanding	Exercisable
	Number of Options	Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	211	211
Equity compensation plans not approved by shareholders	—	—
2017 Stock Option Plan	592	342
Total	803	553

During the three and nine months ended September 30, 2022, 50,000 and 143,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. During the three and nine months ended September 30, 2021, 222,000 and 349,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards typically occurs quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of Revenue	$13	$12	$40	$42
Sales and marketing expense	16	48	130	78
General, and administrative	549	473	1,532	922
Total stock based compensation expense	$578	$533	$1,702	$1,042

The Company received minimal cash proceeds related to option exercises during the three months ended September 30, 2022. The Company received cash proceeds of $0.1 million related to option exercises during the nine months ended September 30, 2022. The Company received minimal cash proceeds related to option exercises during the three months ended September 30, 2021. The Company received cash proceeds of $0.1 million related to option exercises during the nine months ended September 30, 2021.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the nine months ended September 30, 2022:

Expected term (years)	3.00
Risk-free interest rate	2.81%
Expected volatility	73.28%
Expected dividend yield	—%

A summary of stock option activity under all equity compensation plans for the nine months ended September 30, 2022, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2021	765	$1.36	4.68	$5,896
Granted	200	$6.23
Forfeited	(11)	$2.98
Exercised	(151)	$0.57
Outstanding at September, 2022	803	$2.70	5.38	$5,112

Exercisable at September 30, 2022	553	$1.27	3.76	$4,314

A summary of restricted stock award activity under all equity compensation plans for the nine months ended September 30, 2022, is presented below:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value
Granted but not vested at December 31, 2021	454	$13.69
Granted	143	$7.39
Forfeited	(43)	$10.13
Vested	(134)	$13.44
Granted but not vested at September 30, 2022	420	$11.82

As of September 30, 2022, the Company had approximately $4.5 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.35 years.

NOTE (10)   STOCKHOLDERS’ EQUITY

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

Treasury Stock

On June 9, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through June 9, 2023. From the inception of the plan through September 30 2022, the Company purchased 1,071,951 shares of its common stock for $9.8 million or an average price of $9.15 per share.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

A summary of stock warrant activity for the nine months ended September 30, 2022 is presented below:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding and exercisable at December 31, 2021	99	$2.40	2.76	$660
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at September 30, 2022	99	$2.40	2.02	$518

NOTE (11)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits on stock option exercises. For the three and nine months ended September 30, 2022 discrete items adjusted were $0.2 million and $(0.2) million, respectively. At September 30, 2022 and 2021 the Company is currently estimating an annual effective tax rate of approximately 23% and 25%, respectively. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 23% for the nine months ended September 30, 2022. The Company recorded income tax expense of $1.5 million and $2.9 million for the three and nine months ended September 30, 2022, respectively, and income tax expense of $1.9 million and $2.5 million for the three and nine months ended September 30, 2021.

Income taxes of $5.0 million and $1.0 million were paid during the nine months ended September 30, 2022 and 2021, respectively.

NOTE (12)   LEASES

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

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.05% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 9.39% which was used to measure its finance lease liability. The weighted average remaining lease term was 4.90 years and 2.85 years for operating and finance leases, respectively, as of September 30, 2022.

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
October 1, 2022 through December 31, 2022	1,030	38
2023	3,055	152
2024	3,571	116
2025	3,586	76
2026	3,362	15
2027	3,150	—
Thereafter	1,064	—
Total undiscounted future minimum lease payments	$18,818	$397
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(1,939)	(50)
Total lease liabilities	$16,879	$347

The components of lease expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost:
Total operating lease expense	$1,125	$1,072	$3,344	$2,415
Finance lease cost:
Total amortization of leased assets	30	29	89	78
Interest on lease liabilities	9	11	28	31
Total net lease cost	$1,164	$1,112	$3,461	$2,524

Operating lease costs related to our manufacturing and warehouse facility were included in cost of sales while all other operating lease costs were included in general and administrative expenses on the consolidated statement of operations.

NOTE (13)   FAIR VALUE MEASUREMENTS

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level 1: Inputs that reflect unadjusted quoted prices in active markets that are accessible to Zynex for identical assets or liabilities;

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022, by level within the fair value hierarchy:

Fair Value Measurements at September 30, 2022
Quoted
Priced in
Active
		Markets	Significant
		for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration	$9,700	$—	$—	$9,700

Total	$9,700	$—	$—	$9,700

The following table sets forth a summary of changes in the contingent consideration for the nine months ended September 30, 2022 (in thousands):

Contingent Consideration
Balance as of December 31, 2021	$9,700
Gain on change in fair value of contingent consideration	—
Balance as of September 30, 2022	$9,700

NOTE (14)   CONCENTRATIONS

For the three months ended September 30, 2022, the Company sourced approximately 39% of the supplies for its electrotherapy products from two significant vendors. For the same period in 2021, the Company sourced approximately 51% of the supplies for its electrotherapy products from three significant vendors.

For the nine months ended September 30, 2022, the Company sourced approximately 33% of supplies for its electrotherapy products from two significant vendors. For the same period in 2021, the Company sourced approximately 36% of supplies for its electrotherapy products from two significant vendors.

At September 30, 2022, the Company had receivables from one third-party payer that made up approximately 15% of the net accounts receivable balance. At December 31, 2021, the Company had receivables from one third-party payer which made up approximately 22% of the net accounts receivable balance.

NOTE (15)   COMMITMENTS AND CONTINGENCIES

See Note 12 for details regarding commitments under the Company’s long-term leases.

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would accrue the estimated exposure for such events when losses are determined to be

ZYNEX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

both probable and estimable. On occasion, the Company engages outside counsel related to a broad range of topics including employment law, third-party payer matters, intellectual property and regulatory and compliance matters.

The Company is currently not a party to any material pending legal proceedings that would give rise to potential loss contingencies.

NOTE (16)   SUBSEQUENT EVENTS

No subsequent events identified through October 27, 2022.

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

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of September 30, 2022, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation). The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

RESULTS OF OPERATIONS

Summary

Net revenue was $41.5 million and $34.8 million for the three months ended September 30, 2022 and 2021, respectively, and $109.4 million and $89.9 million for the nine months ended September 30, 2022 and 2021, respectively. Net revenue increased 19% and 22% for the three and nine months ended September 30, 2022, respectively. Net income was $4.9 million for the three months ended September 30, 2022 compared with $6.1 million during the same period in 2021. Net income was $9.6 million for the nine months ended September 30, 2022 compared with $8.2 million during the same period in 2021. Cash provided by operating activities was $9.0 million during the nine months ended September 30, 2022. Working capital was $47.6 million and $59.8 million as of September 30, 2022 and December 31, 2021, respectively.

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

Net revenue increased $6.7 million or 19% to $41.5 million for the three months ended September 30, 2022, from $34.8 million for the same period in 2021. Net revenue increased $19.4 million or 22% to $109.4 million for the nine months ended September 30, 2022, from $89.9 million for the same period in 2021. For the three and nine months ended September 30, 2022, the growth in net revenue from the same periods in 2021 is primarily related to a 34% and 15% growth in device orders, respectively, which led to an increased customer base and drove higher sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our electrotherapy and complimentary products. Device revenue increased $2.2 million or 25% to $11.3 million for the three months ended September 30, 2022, from $9.1 million for the same period in 2021.

Device revenue increased $4.3 million or 19% to $27.6 million for the nine months ended September 30, 2022, from $23.3 million for the same period in 2021.

For both the three and nine-month periods ended September 30, 2022, the growth in net revenue from the same periods in 2021 is primarily related to growth in sales of devices and an increase in leased device sales.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue increased $4.5 million or 17% to $30.2 million for the three months ended September 30, 2022, from $25.7 million for the same period in 2021.

Supplies revenue increased $15.1 million or 23% to $81.8 million for the nine months ended September 30, 2022, from $66.7 million for the same period in 2021.

The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2022 and 2021.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, facilities, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended September 30, 2022 increased 23% to $8.4 million from $6.8 million for the same period in 2021. As a percentage of revenue, cost of revenue – device and supply remained at 20% for the three months ended September 30, 2022 and 2021.

Cost of revenue for the nine months ended September 30, 2022 increased 13% to $22.6 million from $20.0 million for the same period in 2021. As a percentage of revenue, cost of revenue – device and supply decreased to 21% for the nine months ended September 30, 2022 compared to 22% for the same period in 2021.

The decrease as a percentage of revenue, for the nine months ended September 30, 2022, is due to increased volumes and expanding our supplier portfolio mix, both of which have allowed us to negotiate lower costs.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended September 30, 2022 increased 32% to $17.2 million from $13.1 million for the same period in 2021. Sales and marketing expense for the nine months ended September 30, 2022 increased 18% to $48.0 million from $40.7 million for the same period in 2021. The increase in sales and marketing expense is primarily due to increased commission and incentive pay related to inflation and rising wages in the U.S.

As a percentage of revenue, sales and marketing expense increased to 41% for the three months ended September 30, 2022 from 38% for the same period in 2021 primarily due to the aforementioned expenses. As a percentage of revenue, sales and marketing expense decreased to 44% for the nine months ended September 30, 2022 from 45% for the same period in 2021. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period, slightly offset by the additional expenses noted above.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with out personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended September 30, 2022 increased 37% to $9.4 million from $6.8 million for the same period in 2021. The increase in general and administrative expense for the three months is primarily due to increased compensation and benefit expense related to headcount growth at ZMI and an increase in research and development expenses for ZMS. As a percentage of revenue, general and administrative expense increased to 23% for the three months ended September 30, 2022 from 20% for the same period in 2021. The increase as a percentage of revenue is primarily due to the items noted above, partially offset by the increase in revenue during the period.

General and administrative expense for the nine months ended September 30, 2022 increased 40% to $26.0 million from $18.5 million for the same period in 2021. The increase in general and administrative expense for the nine months is primarily due to increased compensation and benefit expense related to increased salaries at ZMI, increases in rent and facilities expense as we moved our corporate headquarters during May 2021, research and development expenses for ZMS, and amortization of intangible assets acquired from the Kestrel acquisition in December 2021. As a percentage of revenue, general and administrative expense increased to 24% for the nine months ended September 30, 2022 from 21% for the same period in 2021. The increase as a percentage of revenue is primarily due to the aforementioned expenses, partially offset by the increase in revenue during the period.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 23% for both the three and nine months ended September 30, 2022. Discrete items, primarily related to excess tax benefits related to stock option exercises, of $0.2 million and $(0.2) million for the three and nine months ended September 30, 2022, respectively, are recognized as a benefit against income tax expense. For the three and nine months ended September 30, 2022 the Company had an income tax expense of approximately $1.5 million and $2.9 million, respectively. The Company recorded income tax expense of $1.9 million and $2.5 million for the three and nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At September 30, 2022, our principal source of liquidity was $23.5 million in cash and $28.4 million in accounts receivable.

Net cash provided by operating activities for the nine months ended September 30, 2022 was $9.0 million compared with net cash used in operating activities of $0.6 million for the nine months ended September 30, 2021. The increase in cash provided by operating activities for the nine months ended September 30, 2022 was primarily due to an increase in net income and the change in accounts receivable. The increase was partially offset by increased inventory due to our order growth and in-transit inventory.

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $0.3 million and $0.4 million, respectively. Cash used in investing activities for the nine months ended September 30, 2022 was primarily related to leasehold improvements at our new facility related to the acquisition of Kestrel and the purchase of computer equipment. Cash used in investing activities for the nine months ended September 30, 2021 was primarily related to leasehold improvements at our new manufacturing and warehouse facilities.

Net cash used in financing activities for the nine months ended September 30, 2022 was $27.7 million compared with net cash used in financing activities of $2.8 million for the same period in 2021. Net cash used in financing activities for the nine months ended September 30, 2022 was primarily due to purchases of treasury stock, payment of cash dividends in January 2022, and principal payments on long-term debt. Net cash used in financing activities for the nine months ended September 30, 2021 was primarily due to purchases of treasury stock.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at September 30, 2022 of $23.5 million;
●	Our working capital balance of $47.6 million; and
●	Our projected income and cash flows for the next 12 months.

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

RISKS AND UNCERTAINTIES

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the three months ended September 30, 2022 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2022, there were no changes that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

			Total Number of	In Thousands
			Shares	Maximum Value
			Purchased as	of Shares That
	Total	Average	Part of a	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan	Plan
July 1 - July 31, 2022
Share repurchase program (1)	10,000	$7.56	94,500	9,271

August 1 - August 31, 2022
Share repurchase program (1)	613,239	$9.38	707,739	3,520

September 1 - September 30, 2022
Share repurchase program (1)	364,212	$9.13	1,071,951	196
Quarter Total

Share repurchase program (1)	987,451	$9.15	1,071,951	196
(1)	Shares were purchased through the Company’s publicly announced share repurchase program approved by the Company’s Board of Directors on June 9, 2022. The program expires at the earlier of June 9, 2023 or reaching $10.0 million of repurchases.

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

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: October 27, 2022	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)