Form 10-K
period 2022-12-31
ZYNEX INC
filed 2023-03-14
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes    ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by the Nasdaq Stock Market on such date was approximately $175.2 million.

As of March 13, 2023, 41,531,169 shares of common stock are issued and 36,634,459 shares are outstanding.

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “ Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZYNEX, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Such risks and other factors also include those listed in Item 1A. “Risk Factors” and elsewhere in this report and our other filings with the Securities and Exchange Commission. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

When used in this annual report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and its subsidiaries, Zynex Medical, Inc., Zynex NeuroDiagnostics, Inc., Zynex Monitoring Solutions Inc., Kestrel Labs, Inc., Zynex Europe ApS, and Pharmazy, Inc. As of the date of this annual report, our only operating subsidiary is Zynex Medical, Inc. (“ZMI”). Zynex Monitoring Solutions, Inc. (“ZMS”) has developed its fluid monitoring system product as described below.

PART I

ITEM 1. BUSINESS

History

Zynex, Inc. was founded by Thomas Sandgaard in 1996, when he founded two privately held companies that eventually were folded into Zynex, Inc. Zynex, Inc., a Nevada corporation, is the parent company of six active and inactive subsidiaries. As of December 31, 2022, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). The Company’s inactive subsidiaries include Kestrel Labs, Inc. (“Kestrel,” a wholly-owned Colorado corporation), Zynex Europe (“ZEU,” a wholly-owned Colorado corporation), Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation), and Pharmazy, Inc. (“Pharmazy,” a wholly-owned Colorado Corporation), which was incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

In December 2021, the Company acquired 100% of Kestrel Labs, Inc. (“Kestrel”), a laser-based, noninvasive patient monitoring technology company. Kestrel’s laser-based products include the NiCO™ CO-Oximeter, a noninvasive multi-parameter pulse oximeter, and HemeOx™, a noninvasive total hemoglobin oximeter that enables continuous arterial blood monitoring. Both NiCO and HemeOx are yet to be presented to the FDA for market clearance. All activities related to Kestrel flow through our ZMS subsidiary. ZMS has developed the CM-1500 monitoring system (“CM-1500”) which was granted 510(k) clearance in February 2020 by the FDA in the United States of America. ZMS filed a 510(k) application for the CM-1600 in December 2021, its next generation wireless monitoring system (“CM-1600”) and is continuing to work with the FDA on obtaining clearance. ZMS has achieved no revenues to date.

Substantially all of the Company’s consolidated revenue in 2022 and 2021 is attributable to ZMI. Our headquarters are located in Englewood, Colorado.

Active Subsidiaries

Zynex Medical, Inc. (ZMI): ZMI designs, manufactures and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All of our medical devices are designed to be patient friendly and designed for home use. Our devices are small, portable, battery operated and include an electrical pulse generator which is connected to the body via electrodes. All of our medical devices are marketed in the U.S. and are subject to FDA regulation and clearance. Our products require a physician’s prescription before they can be dispensed in the U.S. Our primary product is the NexWave device. The NexWave is marketed to physicians and therapists by our field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

ZMI distributes complementary products such as lumbar support, cervical traction, knee bracing, and hot/cold therapy. These complement our pain management products and are critical for physicians and therapists. These products require a prescription and are covered by most insurance plans and Medicare.

ZMI designs, manufactures, and markets the NeuroMove product. The NeuroMove contains electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”), by reaching parts of the brain to re-connect with muscles, also known as neuroplasticity. The NeuroMove product is primarily marketed to medical clinics. Zynex did not have material sales of this product in 2022 or 2021.

ZMI also designs, manufactures, and markets the InWave product, an in-home electrical stimulation device used to treat female urinary incontinence. The device requires a prescription and is covered by most insurance plans and Medicare. Zynex did not have material sales of this product in 2022 or 2021.

Zynex Monitoring Solutions (ZMS):

ZMS was formed in 2011 to develop and market medical devices for non-invasive patient monitoring beginning with our Zynex Monitoring System. The monitor is a non-invasive medical device for monitoring relative fluid volume changes used in operating and recovery rooms to detect fluid loss during surgery and internal bleeding during recovery. The CM-1500 received 510(k) clearance from the FDA in February 2020.

The Zynex Monitoring System has been tested in several Institutional Review Board (“IRB”) approved clinical studies, both in well-controlled healthy volunteer settings as well as in clinical use environments. In 2022, the clinical trials were expanded to include the next generation CM-1600. Enrollment was completed in the apheresis blood donation study with Vitalant Research Institute (the research arm of Vitalant, the nation’s largest independent, nonprofit blood services provider) to track changes in the device’s patented Relative Index (“RI”) during apheresis blood donation procedures. Multiple studies were also completed at Yale University where volunteer study subjects underwent simulated hemorrhage using a lower body negative pressure chamber while wearing the device. Finally, enrollment was initiated in a large-scale multi-site study to measure the sensitivity and specificity of the CM-1600 at detecting minor blood loss, which is anticipated to finish recruitment and data collection in the first half of 2023.

We have built a number of commercial devices in pilot-production and continue to refine the algorithms for the patented Relative Index. We have received two U.S. utility patents for this unique application, the first in the fourth quarter of 2018 and the second in the first quarter of 2021, and we believe this product could serve a currently unmet need in the market for safer surgeries and safer monitoring of patients during recovery.

In addition to FDA clearance, we are pursuing European Union (“EU”) Certificate European (“CE”) Marking. CE Marking is a certification that a product meets the standards established by the 27 nations of the EU and qualifies for sale in the EU and 4-nation European Free Trade Association.

In early 2022, the integration of Kestrel and their pulse oximetry products into the ZMS organization was completed. Pulse oximetry is a commonly used noninvasive monitoring method for estimation of oxygen saturation in arterial blood. The inaccuracies of traditional Light Emitting Diode (“LED”)-based pulse oximeters have recently been highlighted specific to skin pigmentation bias and the inability to accurately measure blood oxygen levels in the presence of other conditions such as in cases of carbon monoxide poisoning or methemoglobinemia. ZMS’s investigational laser-based products are designed to address these inaccuracies and include the novel NiCO™ CO-Oximeter, and HemeOx™, a total hemoglobin oximeter that is designed to enable continuous noninvasive arterial blood monitoring. NiCO is anticipated to be submitted to the FDA for clearance in the third quarter of 2023.

As ZMS’ products are still in development, ZMS did not produce any revenue for the years ending December 31, 2022 and 2021.

In addition to the fluid volume monitor, ZMS filed for a provisional patent for a non-invasive sepsis monitor in December 2020 and an updated utility patent filed in December 2021.

SALES AND GROWTH STRATEGIES

To date, ZMI accounts for substantially all of our revenue and profit. We are focused on expanding our sales force to address what we believe is an untapped market for electrotherapy products for pain management which has become more attractive due to large competitors exiting the market. As of December 31, 2022, we had approximately 450 field sales representatives on staff or in the hiring process. We continue to hire field sales representatives at a rapid rate, focusing on the quality of each candidate with the goal of having approximately 500-600 sales representatives in the U.S. by the end of 2023. We will be focused on increasing performance management standards for our sales force.

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

We sell through a direct sales force in United States. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated with a base salary and incentives based on the type of product sold and insurance. Our efforts to date have been focused on the United States market.

Our revenue is derived from several sources including patients with insurance plans held by commercial health insurance carriers or government payers who pay on behalf of their insureds. The remaining portion of revenue is primarily received from workers’ compensation claims and attorneys representing injured patients, hospitals, clinics and private-pay individuals.

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

Zynex Monitoring Solutions Products (Products in Development, Not Yet Available for Sale)

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

Stroke and Spinal Cord Injury Rehabilitation

Our proprietary NeuroMove product is a Class II medical device that has been cleared by the FDA for stroke rehabilitation. Stroke and SCI usually affect a survivor’s mobility, functionality, speech, and memory, and the NeuroMove is designed to help the survivor regain movement and functionality.

Sales of NeuroMove did not generate material revenue for the years ended December 31, 2022 and 2021.

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

The Zynex Fluid Monitoring System CM-1500 and the Zynex Wireless Fluid Monitoring System CM-1600 are noninvasive monitoring devices designed to measure relative changes in fluid volume in adult patients. Fluid status is determined using Zynex’s proprietary algorithm and expressed as the patented Relative Index™, a simple value designed to accurately trend patient vital signs and alert clinicians for early intervention.

The CM-1500 was cleared by the FDA in 2020. The CM-1600 has been submitted to the FDA and is pending clearance.

Pulse Oximetry Monitoring

Pulse oximetry is a noninvasive method of measuring the oxygen saturation level (“SpO2”) of arterial blood. As one of the most common medical devices used in and out of hospitals around the world, pulse oximeters have gained widespread clinical acceptance as the standard of care for monitoring oxygen saturation. SpO2 has become the “fifth vital sign”, which, together with heart rate, blood pressure, respiratory rate, and temperature, provides crucial clinical information about a person’s health status.

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

The NiCO™ Noninvasive CO-Oximeter and the HemeOx™ Total Hemoglobin Pulse Oximeter have not yet been cleared by the FDA.

MARKETS

Zynex Medical (ZMI):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products and private labeled supplies. Thus, we primarily compete in the home electrotherapy market for pain management, with products based on IFC, TENS and NMES devices and consumable supplies. We estimate the annual domestic market for home electrotherapy products at approximately $500 million to $1 billion. During 2022 and 2021, we maintained our sales force of approximately 450 direct sales representatives to address what we believe is an underserved electrotherapy market. The current opioid epidemic has been declared a health emergency, and we are uniquely positioned to help reduce the amount of opioids prescribed for treatment of chronic and acute pain symptoms. We are committed to providing health care professionals with alternatives to traditional opioid based treatment programs with our prescription-strength products which have no side effects. This has never been more necessary than it is today considering the staggering statistics.

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

We also distribute complementary products such as JetStream Hot/Cold Therapy, Knee bracing, LSO Back bracing and Comfortrac and Saunders cervical and lumbar traction units, all products targeted at treating acute as well as chronic pain with minimal side-effects.

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

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. ZMS is currently focusing on its fluid monitoring system, the sepsis monitor and the pulse oximetry products acquired in its acquisition of Kestrel. We believe our products, once released into the marketplace (of which there can be no guarantee), will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. ZMS has not generated any revenue.

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

Intellectual Property

Zynex is committed to aggressively protecting the intellectual property rights the Company has worked so hard to obtain and to expand our intellectual property portfolio for advances to our existing products and for new products as they are developed.

Zynex has received two U.S. utility patents, as well as a utility patent in Europe, for our fluid monitoring system. The acquisition of Kestrel Labs, Inc. by Zynex Inc. included an intellectual property portfolio surrounding the acquired laser-based photoplethysmographic technology. This expands both the size and scope of Zynex’s intellectual property portfolio to include key aspects of the exciting pulse oximetry market.

Zynex is trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

GOVERNMENT REGULATION

US Food and Drug Administration (FDA)

All of our ZMI products are classified as Class II (Medium Risk) devices by the FDA, and clinical studies with our products are considered to be NSR (Non-Significant Risk Studies). Our business is regulated by the FDA, and all products typically require 510(k) market clearance before they can be put into commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetic Act, is available in certain instances for Class II devices. It requires that before introducing most Class II devices into interstate commerce, the sponsor must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976 or to devices that have been reclassified in accordance with the provisions of the Federal Food, Drug, and Cosmetic Act that do not require approval of a premarket approval application. When the FDA determines that the device is substantially equivalent, the agency issues a “clearance” letter that authorizes marketing of the product. We are also regulated by the FDA’s Quality System Regulation (QSR), which sets forth current Good Manufacturing Practice (GMP) requirements for devices. We believe that our products have obtained or are good candidates for the requisite FDA clearance or are exempt from the FDA clearance process. In November 2001, Zynex received FDA 510(k) clearance to market NeuroMove. In September 2011, Zynex received FDA 510(k) clearance to market the NexWave, our current generation IFC, TENS and NMES device. In August 2012, Zynex received FDA 510(k) clearance to market the InWave, our next generation muscle stimulator for treatment of female incontinence. Failure to comply with FDA requirements could adversely affect us.

International

Zynex continues to explore opportunities to gain regulatory clearance for its devices in markets outside of the U.S.

CE marking is the medical device manufacturer’s claim that a product meets the essential requirements of all relevant European Medical Device Directives. The CE mark is a legal requirement to place a device on the market in the EU. Zynex is currently in the process of applying for CE marking on several of its electrotherapy devices and its CM-1500 Zynex Fluid Monitoring System.

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

Healthcare Regulation

Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, also apply to our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The laws that may affect our ability to operate include but are not limited to: the federal Anti-Kickback Statute, which prohibits. among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; and federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent. Additionally, we are subject to state law equivalents of each of the above federal laws, which may be broader in scope and apply regardless of whether the payer is a federal healthcare program, and many of which differ from each other in significant ways and may not have the same effect, further complicate compliance efforts.

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information, are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act, or HIPAA. We could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity, including healthcare providers, in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business.

In addition, the Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act of 2010, or the ACA, created a federal requirement under the federal Open Payments program, that requires certain manufacturers to track and report to the Centers for Medicare and Medicaid Services, or CMS, annually certain payments and other transfers of value provided to physicians and certain advanced non-physician health care practitioners and teaching hospitals made in the previous calendar year, as well as ownership and investment interests held by physicians and their immediate family members. In addition, there are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Research and Development

During 2022 and 2021, we incurred approximately $7.1 million and $2.6 million in expenses, respectively, related to our ZMS operations. During 2022, approximately $1.0 million of the expenses qualified for Section 174 - “Amortization of Research and Experimental Expenditures” tax treatment. We expect our research and development expenses to increase in 2023 as our ZMS business expands.

HUMAN CAPITAL

As of December 31, 2022, we employed approximately 900 full time employees.

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

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR

BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the impact of health and safety concerns, including SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2) (“COVID-19”) pandemic and various variants, as well as the recent inflation in the United States, foreign and domestic government sanctions imposed on Russia as a result of its recent invasion of Ukraine, and other disruptions to global supply chains. Each of these events has caused or may continue to result in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, whether due to inflationary pressures or otherwise, could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

A pandemic, epidemic, or outbreak of an infectious disease, such as of COVID-19 and subsequent variants, may materially and adversely affect our business and results of operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In 2019, COVID-19 surfaced in Wuhan, China and has since spread worldwide. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The effects of this outbreak on our business have included and could continue to include temporary closures of our providers and clinics and suspensions of elective surgical procedures. This has and could continue to impact our interactions and relationships with our customers.

In addition to temporary closures of the providers and clinics that we serve, we could also experience temporary closures of the facilities of our suppliers, contract manufacturers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our third-party suppliers and contractors, and results of operations. The extent to which COVID-19 will impact our future business and the economy, will also depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, adverse impacts of the Omicron COVID-19 variant or other COVID-19 variants, new information that will emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Accordingly, we cannot predict the extent to which our financial condition, results of operations and value of our common stock will be affected. The uncertainty surrounding the COVID-19 outbreak has caused the Company to increase its inventory in anticipation of possible supply chain shortages related to the COVID-19 virus. While we did not incur significant disruptions to our operations during 2021 and 2022, we are unable at this time to predict with confidence the impact that COVID-19 will have on our business, financial position and operating results in future periods due to numerous uncertainties.

Rapid technological change could cause our products to become obsolete and if we do not enhance our product offerings through our research and development efforts, we may be unable to effectively compete.

The technologies underlying our products are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the products, services, and processes that we offer or are seeking to develop. Any such occurrence could have a material and adverse effect on our business, results of operations and financial condition.

We plan to enhance and broaden our product offerings in response to changing customer demands and competitive pressure and technologies, but we may not be successful. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

●	properly identify and anticipate physician and patient needs;
●	develop and introduce new products or product enhancements in a timely manner;
●	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
●	demonstrate the safety and efficacy of new products, including through the conduct of additional clinical trials;
●	obtain the necessary regulatory clearances or approvals for new products or product enhancements; and
●	achieve adequate coverage and reimbursement for our products.

If we do not develop and, when necessary, obtain regulatory clearance or approval for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not be covered or reimbursed by government healthcare programs such as Medicare or private health plans, may not produce sales in excess of the costs of development and/or may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

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

We are dependent on our Medicare Supplier Number.

We are required to have a Medicare Supplier Number in order to have the ability to bill Medicare for services provided to Medicare patients. Furthermore, all third-party and Medicaid contracts require us to have a Medicare Supplier Number. We are required to comply with Medicare DMEPOS Supplier Standards in order to maintain such number. If we are unable to comply with the relevant standards, we could lose our Medicare Supplier Number. Without such number, we would be unable to continue our various third-party and Medicaid contracts. A significant portion of our revenues are dependent upon our Medicare Supplier Number, the loss of which would materially and adversely affect our business, financial condition, results of operations and cash flows.

The Center for Medicare and Medicaid Services (“CMS”) requires that all Durable Medical Equipment providers must be accredited by a CMS-approved accreditation organization. On February 1, 2013, we initially received accreditation from the Accreditation Commission for Health Care (“ACHC”), and we have remained accredited to date. If we lost our accredited status, our business, financial condition, revenues and results of operations would be materially and adversely affected.

We face periodic reviews and billing audits from governmental and private payers, and these audits could have adverse results that may negatively impact our business.

As a result of our participation in the Medicaid program and our registration in the Medicare program, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, an adverse review or audit could result in:

●	required refunding or retroactive adjustment of amounts we have been paid by governmental or private payers;
●	state or Federal agencies imposing fines, penalties and other sanctions on us;
●	loss of our right to participate in the Medicare program, state programs, or one or more private payer networks; or
●	damage to our business and reputation in various markets.

Any one of these results could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to secure and maintain adequate coverage and reimbursement from third-party payers could adversely affect acceptance of our products and reduce our revenues.

The majority of our revenues come from third-party payers, primarily insurance companies.

In the U.S., private payers cover the largest segment of the population, with the remainder either uninsured or covered by governmental payers. The majority of the third-party payers outside the U.S. are government agencies, government sponsored entities or other payers operating under significant regulatory requirements from national or regional governments.

Third-party payers may decline to cover and reimburse certain procedures, supplies or services. Additionally, some third-party payers may decline to cover and reimburse our products for a particular patient even if the payer has a favorable coverage policy addressing our products or previously approved reimbursement for our products. Additionally, private and government payers may consider the cost of a treatment in approving coverage or in setting reimbursement for the treatment.

Private and government payers are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of governments. Adoption of additional price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our revenues and operating results. If third-party payers do not consider our products or the combination of our products with additional treatments to be cost-justified under a required cost-testing model, they may not cover our products for their populations or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

Reimbursement for the treatment of patients with medical devices is governed by complex mechanisms. These mechanisms vary widely among countries, can be informal, somewhat unpredictable, and evolve constantly, reflecting the efforts of these countries to reduce public spending on healthcare. As a result, obtaining and maintaining reimbursement for the treatment of patients with medical devices has become more challenging. We cannot guarantee that the use of our products will receive reimbursement approvals and cannot guarantee that our existing reimbursement approvals will be maintained in any country.

Our failure to secure or maintain adequate coverage or reimbursement for our products by third-party payers in the U.S. or in the other jurisdictions in which we market our products could have a material adverse effect on our business, revenues and results of operations and cause our stock price to decline.

We may not be successful in maintaining the reimbursement codes necessary to facilitate accurate and timely billing for our products or physician services attendant to our products.

Third-party payers, healthcare systems, government agencies or other groups often issue reimbursement codes to facilitate billing for products and physician services used in the delivery of healthcare. If we are unable to maintain the Healthcare Common Procedure Coding System codes (“HCPCS codes”) for physician services related to our products, our revenues and results may be affected by the absence of such HCPCS codes, as physicians may be less likely to prescribe the therapy when there is no certainty that adequate reimbursement will be available for the time, effort, skill, practice expense and malpractice costs required to provide the therapy to patients.

Outside the U.S., we have not secured codes to describe our products or to document physician services related to the delivery of therapy using our products. The failure to obtain and maintain these codes could affect the growth of our business.

We at times have concentrations of credit risk with third-party payers; failure to collect these and other billed receivables could adversely affect our cash flows and results of operations.

The Company had receivables from one third-party payer at December 31, 2022 which made up approximately 14% of the accounts receivable balance. The Company had receivables from one third-party payer at December 31, 2021, which made up approximately 22% of the accounts receivable balance.

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

There are significant estimating risks associated with the amount of revenue, related refund liabilities, accounts receivable and provider discounts that we recognize, and if we are unable to accurately estimate these amounts, it could impact the timing of our revenue recognition, and cash collections, have a significant impact on our operating results or lead to a restatement of our financial results.

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

The impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may harm our business.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act, or PPACA, made major changes in how health care is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

The PPACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and net revenue.

In addition, certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the PPACA may negatively impact payers by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payers seek to offset these increases by reducing costs in other areas. The full impact of these changes on us cannot be determined at this time.

We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two payment formulas, Merit-Based Incentive Payment System, or MIPS, or Alternative Payment Models, or APMs. Beginning in 2019, MIPS allows eligible physicians to receive upward or downward adjustments to their Medicare Part B payments based on certain quality and cost metrics, among other measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law.

In addition, current and prior healthcare reform proposals have included the concept of creating a single payer or public option for health insurance. If enacted, these proposals could have an extensive impact on the healthcare industry, including us. We are unable predict whether such reforms may be enacted or their impact on our operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare services, which could harm our business, financial condition and results of operations.]

The Patient Protection and Affordable Care Act of 2010 has had an impact on our business which may be in part beneficial and in part detrimental.

In March 2010, broad federal health care reform legislation was enacted in the United States. This legislation did not become effective immediately in total, and may be modified prior to the effective date of some provisions. This legislation has had an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance and other factors that influence the acquisition and use of health insurance from private and public payers. This legislation has resulted in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during 2013 and 2014 and the lack of any significant increase in 2015. Orders and revenue increased in 2016 through 2022; however, we are currently unable to determine whether such trend will continue in future periods or whether the health care reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

The uncertainty of continuing healthcare changes and regulations may negatively affect our business.

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

We are subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to or have not fully complied with such laws, we could face substantial penalties.

Our operations are subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal Stark Law and the federal False Claims Act. These laws may impact, among other things, our sales, marketing and education programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal Ethics in Patient Referrals Act of 1989, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and, as applicable under state law, Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state. The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. The False Claims Act defines “knowingly” to include actual knowledge, acting in deliberate ignorance of the truth or falsity of information, or acting in deliberate disregard of the truth or falsity of information. False Claims Act liability includes liability for reverse false claims for avoiding or decreasing an obligation to pay or transmit money to the government. This includes False Claims Act liability for failing to report and return overpayments within 60 days of the date on which the overpayment is “identified.” Penalties under the False Claims Act can include exclusion from the Medicare program. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Suits filed under the False Claims Act, known as qui tam actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical and healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

HIPAA, and its implementing regulations, also created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

From time to time, the Company has been and is involved in various governmental audits, investigations and reviews related to its operations. Reviews and investigations can lead to government actions, resulting in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in Medicare, Medicaid or other government programs. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement, or Corporate Integrity Agreement (“CIA”). If we fail to comply with applicable laws, regulations and rules, its financial condition and results of operations could be adversely affected. Furthermore, becoming subject to these governmental investigations, audits and reviews may result in substantial costs and divert management’s attention from the business as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues.

We are unable to predict whether we could be subject to actions under any of these laws, or the impact of such actions. If we are found to be in violation of any of the laws described above or other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from Medicare, Medicaid and other government healthcare reimbursement programs and the curtailment or restructuring of its operations.

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

Because our sales are dependent on prescriptions from physicians, if any of these or other factors result in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund our operations. Although we experienced an increase in orders for our ZMI products during 2021 and 2022 compared to prior years, we can make no assurances that demand for our products will not decline in future periods.

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

A third-party manufacturer’s inability to produce our products’ components on time and to our specifications could result in lost revenue.

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

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021 and 2022. As a result, our ability to source semiconductor chips to be used in our products has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our products, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our products to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we may be required to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of products due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and sales, and otherwise materially and adversely affect our business and operations.

If we need to replace manufacturers, our expenses and cost of goods could increase resulting in smaller profit margins.

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

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer, Founder, and beneficial owner of approximately 41% of our outstanding stock. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. There is currently no employment agreement with Mr. Sandgaard. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract or retain sales personnel. There can be no assurance that we will be able to find and attract qualified new employees and sales representatives and retain existing employees and sales representatives.

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

Although we do not manufacture the products we distribute, if one of the products distributed by us proves to be defective or is misused by a health care practitioner or patient, we may be subject to liability that could adversely affect our financial condition and results of operations.

Although we do not manufacture the products that we distribute, a defect in the design or manufacture of a product distributed or serviced by us, or a failure of a product distributed by us to perform for the use specified, could have a material and adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of the product distributed by us by a practitioner or patient that results in injury could similarly subject us to liability. Any substantial underinsured loss could have a material and adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any impairment of our reputation could have a material and adverse effect on our revenues and prospects for future business.

We depend upon obtaining regulatory clearance of new products and/or manufacturing operations we develop and maintain clearances of current products; failure to obtain or maintain such regulatory clearances could result in increased costs, lost revenue, penalties and fines.

Before marketing certain new products, we will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to us. We may not know the results of any study, favorable or unfavorable to us, until after the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking clearance to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sales price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies and we may expend significant funds on research and development on products that are rejected by the FDA. Some of our products are marketed based upon our interpretation of FDA regulation allowing for changes to an existing device. If our interpretations are incorrect, we could suffer consequences that could have a material adverse effect on our results of operations and cash flows and could result in fines and penalties. There can be no assurance that we will have the financial resources to complete development of any new products or to complete the regulatory clearance process or to maintain regulatory compliance of existing products.

We may not be able to obtain clearance of a 510(k) pre-market notification or grant of a de novo classification request or approval of a pre-market approval application with respect to any products on a timely basis, if at all.

If timely FDA clearance or approval of new products is not obtained, our business could be materially adversely affected. Clearance of a 510(k) pre-market notification or de novo application may also be required before marketing certain previously marketed products, which have been modified after they have been cleared. Should the FDA so require, the filing of a new 510(k) pre-market notification for the modification of the product may be required prior to marketing any modified device. To determine whether adequate compliance has been achieved, the FDA may inspect our facilities at any time. Such compliance can be difficult and costly to achieve and maintain. Our compliance status may change due to future changes in, or interpretations of, FDA regulations or other regulatory agencies. Such changes may result in the FDA withdrawing marketing clearance or requiring or requesting product recall. In addition, any changes or modifications to a device or its intended use may require us to reassess compliance with good manufacturing practices guidelines, potentially interrupting the marketing and sale of products. We may also fail to comply with complex FDA regulations due to their complexity or otherwise. Failure to comply with regulations could result in enforceable actions, including product seizures, product recalls, withdrawal of clearances or approvals, injunctions, and civil and criminal penalties, any of which could have a material adverse effect on our operating results and reputation.

Our products are subject to recall even after receiving FDA or foreign clearance or approval, which would harm our reputation and business.

We are subject to medical device reporting regulations that require us to report to the FDA or respective governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to cause or contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling.

Any recall would divert managerial and financial resources and could harm our reputation with customers. We cannot assure you that we will not have product recalls in the future or that such recalls would not have a material adverse effect on our business. We have not undertaken any voluntary or mandatory recalls to date.

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

Substantial costs could be incurred defending against claims of intellectual property infringement.

Other companies, including competitors, may obtain patents or other proprietary intellectual property rights that would limit, interfere with, or otherwise circumscribe our ability to make, use, or sell products. Should there be a successful claim of infringement against us and if we could not license the alleged infringed technology at a reasonable cost, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

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

Other federal and state laws restrict the use and protect the privacy and security of personally identifiable information are, in many cases, are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business. There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), which amendments went into effect on January 1, 2023, The CCPA creates specific obligations with respect to processing and storing personal information, and the CPRA amendments created a new state agency that is vested with authority to implement and enforce the CCPA. Additionally, a similar law went into effect in Virginia on January 1, 2023, and further US-state comprehensive privacy laws are set to go into effect throughout 2023, including laws in Colorado, Connecticut, and Utah. These laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. However, we cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the U.S. A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If we experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers. While we believe we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. In addition, some of our third-party service providers and partners also collect and/or store our sensitive information and our customers’ data on our behalf, and these service providers and partners are subject to similar threats of cyber-attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability. A security breach could result in disruptions of our internal systems and business applications, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Specifically, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Any of these consequences would adversely affect our revenue and margins. Additionally, although we maintain cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition.

We have identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal controls over financial reporting as of December 31, 2022, related to information technology general controls, or ITGCs, that were not designed and operating effectively to ensure (i) appropriate segregation of duties was in place to perform program changes and (ii) the activities of individuals with access to modify data and make program changes were appropriately monitored. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Although the material weakness identified above did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to previously released financial results, our management concluded that these control weaknesses constitute a material weakness and that our internal control was not effective as of December 31, 2022.

Our management is committed to take comprehensive actions to remediate the material weakness in internal control over financial reporting. We are in the process of developing and implementing remediation plans to address the material weakness described above.

While we are committed to designing and implementing new controls and measures to remediate this material weakness, we cannot assure you that the measures will be sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

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

As part of our business strategy, we have made and may in the future acquire or make investments in other companies, solutions or technologies to, among other reasons, expand or enhance our product offerings. In the future, any significant acquisition would require the consent of our lenders. Any failure to receive such consent could delay or prohibit us from acquiring companies that we believe could enhance our business.

We may not ultimately strengthen our competitive position or achieve our goals from our recent or any future acquisition, and any acquisitions we complete could be viewed negatively by users, customers, partners or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. For example, in December 2021 we acquired Kestrel Labs, Inc. and we must effectively integrate the personnel, products, technologies and customers and develop and motivate new employees. In addition, we may not be able to successfully retain the customers and key personnel of such acquisitions over the longer term, which could also adversely affect our business. The integration of our recently-acquired business or future-acquired business will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired business and accurately forecast the financial impact of the acquisition, including accounting charges.

We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock. For example, in connection with our acquisition of Kestrel Labs, Inc., we paid an approximate value of $30.5 million, consisting of $16.1 million in cash which was financed through Bank of America N.A. and approximately $14.4 million in shares of our common stock, a portion of which is held in escrow until certain milestones are achieved. To fund any future acquisition, we may issue equity, which would result in dilution to our stockholders, or incur more debt, which would result in increased fixed obligations and could subject us to additional covenants or other restrictions that would impede our ability to manage our operations.

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

RISKS RELATED TO OUR COMMON STOCK

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

Our existing stockholders may experience dilution if we elect to raise equity capital

Due to our past liquidity issues, we have had to raise capital in the form of debt and/or equity to meet our working capital needs. We may also choose to issue equity or debt securities in the future to meet our liquidity or other needs which would result in additional dilution to our existing stockholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so. We may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock. If we raise additional working capital, existing stockholders may experience dilution.

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

None.

ITEM 2. PROPERTIES

In October 2017, we signed a lease for our former corporate headquarters in Englewood, Colorado beginning in January 2018. In March 2019, we signed an amendment to this lease, which allowed the Company to expand its corporate offices. An additional amendment was entered into on January 3, 2020, which expanded our former corporate offices to approximately 85,681 square feet. During 2021, we moved our corporate headquarters to a new location, however, we continue to use the leased property for ZMS operations. The lease and subsequent amendments continue through June 30, 2023 with an option for a two-year extension through June 2025.

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

During March 2022, we entered into a lease agreement for approximately 4,162 square feet of office space for the operations of ZMS in Boulder, Colorado. The lease began on April 1, 2022 and will run through April 1, 2025.

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

As of March 13, 2023, there were 36,634,459 shares of common stock outstanding and approximately 154 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2022 pursuant to the Company’s authorized share repurchase program:

				(In Thousands)
			Shares	Maximum Value
			Purchased as	of Shares That
	Total	Average	Part of a	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan	Plan
October 1 - October 31, 2022
Share repurchase program (1)	19,653	$9.74	1,091,604	—

November 1 - November, 2022
Share repurchase program (2)	312,035	$13.16	312,035	5,893

December 1 – December 31, 2022
Share repurchase program (2)	183,103	$13.87	495,138	3,352
Quarter Total

Share repurchase program (1)	19,653	$9.74	1,091,604	—
Share repurchase program (2)	495,138	$13.43	495,138	3,352

(1) Shares were purchased through the Company’s publicly announced share repurchase program dated June 9, 2022. The program was fully utilized during the Company’s fourth quarter.

(2) Shares were purchased through the Company’s publicly announced share repurchase program approved by the Company’s Board of Directors on October 31, 2022. The program expires at the earlier of October 31, 2023 or reaching $10.0 million of repurchases.

Dividends

Our Board of Directors declared a special cash dividend of $0.10 per share and a 10% stock dividend during the fourth quarter of 2021, which was paid out and issued in January 2022. There can be no guarantee that we will continue to pay dividends. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

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

OVERVIEW

We operate in one primary business segment, electrotherapy and pain management products. As of December 31, 2022, the Company’s only active subsidiary is ZMI, a wholly-owned Colorado corporation, through which the Company conducts its U.S. electrotherapy and pain management operations. ZMS, a wholly-owned Colorado corporation, has developed a fluid monitoring system, which has received two utility patents and FDA approval in the U.S. ZMS also acquired Kestrel during 2021, which had two pulse-oximeter products they are developing and numerous patents. However, ZMS has achieved no revenues to date.

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Annual Report.

HIGHLIGHTS

During the year ended December 31, 2022, the Company achieved the following:

ZMI

●	Achieved a 23% increase in order growth, 21% growth in revenue, and a 98% increase in operating cash flows compared to the prior year;
●	Recorded net income of $17.0 million and our 7th consecutive profitable year;
●	Achieved higher sales representative productivity with increase revenue per sales representative;
●	Due to strong results and related cash flow, we repurchased over $26 million worth of Company stock;
●	Ranked 11th in Forbes list of “Americas Best Small Companies 2023”;
●	Ranked 33rd in the Top 100 Healthcare Technology Companies of 2022 according to The Healthcare Technology Report;
●	Included in the Deloitte Technology Fast 500 Fastest Growing Companies for a 4th consecutive year.

ZMS

●	Fully integrated Kestrel Labs, Inc. in Q1 2022.
●	Completed multiple IRB-approved clinical studies including the apheresis blood donation study with Vitalant Research Institute, and studies at Yale University where subjects underwent simulated hemorrhage using a lower body negative pressure chamber.
●	Applied to the U.S. Food and Drug Administration (“FDA”) in Q1 2023 for consideration through its Breakthrough Devices Program for NiCO.

Inflation Reduction Act

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize drug price increases that outpace inflation; and (iii) redesigns the Medicare Part D program, increasing manufacturer rebates within the catastrophic coverage phase. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively beginning in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

The IRA also includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1 billion. The Company does not expect these tax provision to materially impact its financial statements.

SUMMARY

Net revenue increased 21% in 2022 to $158.2 million from $130.3 million in 2021. Net income was $17.0 million and $17.1 million for the years ended December 31, 2022, and 2021, respectively.

Cash flows from operating activities increased 98% or $6.8 million to $13.7 million for the year ended December 31, 2022. Increased orders for our devices and supplies and the related receivables and cash flows, which allowed us to repurchase $26.4 million of common stock and maintain working capital of $48.5 million at December 31, 2022.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of operations in comparative format (in thousands).

	For the Years Ended
	December 31,		$
	2022	2021	change
NET REVENUE
Devices	$43,497	$36,613	$6,884
Supplies	114,670	93,688	20,982
Total net revenue	158,167	130,301	27,866

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	32,005	27,321	4,684
Sales and marketing	67,116	54,290	12,826
General and administrative	36,108	26,324	9,784
Total costs of revenue and operating expenses	135,229	107,935	27,294

Income from operations	22,938	22,366	572

Other expense
Loss on change in fair value of contingent consideration	(300)	—	(300)
Interest expense	(440)	(95)	(345)
Other expense, net	(740)	(95)	(645)

Income from operations before income taxes	22,198	22,271	(73)
Income tax expense	5,150	5,168	(18)
Net income	$17,048	$17,103	$(55)

Net income per share:
Basic	$0.44	$0.45	$(0.00)
Diluted	$0.44	$0.44	$(0.00)

Weighted average basic shares outstanding	38,467	38,317	150
Weighted average diluted shares outstanding	39,127	39,197	(70)

The following table presents our consolidated statements of operations reflected as a percentage of total revenue:

	For the Years Ended December 31,
	2022	2021
NET REVENUE
Devices	28%	28%
Supplies	72%	72%
Total net revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	20%	21%
Sales and marketing	42%	42%
General and administrative	23%	20%
Total costs of revenue and operating expenses	85%	83%

Income from operations	15%	17%

Other income/(expense)
Loss on change in fair value of contingent consideration	0%	0%
Interest expense	0%	0%
Other income/(expense), net	0%	0%

Income from operations before income taxes	14%	17%
Income tax expense	3%	4%
Net income	12%	13%

Net income per share:
Basic	0.44	0.45
Diluted	0.44	0.44

Weighted average basic shares outstanding	38,467	38,317
Weighted average diluted shares outstanding	39,127	39,197

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

Net revenue increased $27.9 million or 21% to $158.2 million for the year ended December 31, 2022, from $130.3 million for the year ended December 31, 2021. The growth in net revenue is primarily related to the 23% growth in device orders which led to an increased customer base and drove higher sales of consumable supplies.

Device Revenue

Device revenue is related to the purchase or lease of our electrotherapy products as well as complementary products including cervical traction, lumbar support, knee braces and hot/cold therapy products. Device revenue increased $6.9 million or 19% to $43.5 million for the year ended December 31, 2022, from $36.6 million for the year ended December 31, 2021. The increase in device revenue is related to the growth in our device and complementary product orders of 23% from 2021 to 2022 as a result of greater sales representative productivity.

Supplies Revenue

Supplies revenue is related to the sale of supplies, typically electrodes and batteries, for our products. Supplies revenue increased $21.0 million or 22% to $114.7 million for the year ended December 31, 2022, from $93.7 million for the year ended December 31, 2021. The increase in supplies revenue is primarily related to growth in our customer base from higher device sales in 2022 and prior years.

Operating Expenses

Costs of Revenue –Devices and Supplies

Costs of revenue – devices and supplies consist primarily of device and supplies costs, operations labor and overhead, shipping and depreciation. Costs of revenue increased $4.7 million or 17% to $32.0 million for the year ended December 31, 2022, from $27.3 million for the year ended December 31, 2021. The increase in costs of revenue is directly related to the increase in device and supplies orders. As a percentage of revenue, cost of revenue –devices and supplies decreased to 20% for the year ended December 31, 2022 compared to 21% for the year ended December 31, 2021. The decrease in cost of revenue – devices and supplies as a percentage of revenue was due to expanding our supplier portfolio mix and reducing supply costs.

Sales and Marketing Expense

Sales and marketing expense primarily consists of employee-related costs, including commissions and other direct costs associated with these personnel including travel and marketing expenses. Sales and marketing expense for the year ended December 31, 2022 increased 24% to $67.1 million from $54.3 million for the year ended December 31, 2021. The increase in sales and marketing expense is primarily due to increased salaries of sales personnel related to an expanded sales force, tightened job market and inflation. Increased orders resulted in higher sales commissions as well as travel expenses. As a percentage of revenue, sales and marketing expense remained flat at 42% for both years ended December 31, 2022 and 2021.

General and Administrative Expense

General and administrative expense primarily consists of employee related costs, facilities expense, professional fees and depreciation and amortization. General and administrative expense for the year ended December 31, 2022 increased 37% to $36.1 million from $26.3 million for the year ended December 31, 2021. The increase in general and administrative expense is primarily due to the following:

●	an increase of $2.6 million and $2.5 million in compensation and benefits expense, including non-cash stock compensation expense, related to headcount growth and inflationary salary increases for ZMI and ZMS, respectively;
●	an increase of $3.3 million in other expenses, including professional fees, ZMS product development, and other general and administrative costs associated with the increase in order volumes;
●	an increase of $0.7 million in rent and facilities expenses due to a full year of expense, as we entered into a new corporate headquarters lease during May 2021. Much of the increase in facilities was non-cash as we received 21 months of free rent on the new corporate headquarters but for GAAP purposes the rent over the lease term is expensed on a straight-line basis; and
●	an increase of $0.9 million in amortization expense related due to a full year of expense of the intangible assets acquired in December 2021.

As a percentage of revenue, general and administrative expense increased to 23% for the year ended December 31, 2022 from 20% for the year ended December 31, 2021. The increase as a percentage of revenue is primarily due to the aforementioned increase in expenses, partially offset by increased revenue during the year ended December 31, 2022.

The Company expects that general and administrative expenses will continue to increase through 2023 as the Company continues to expand its corporate headcount to accommodate continued order growth and continued research and development activities at ZMS.

Other Income (Expense)

Other expense was $0.7 million for the year ended December 31, 2022, of which $0.4 million was related to interest on debt obtained in December 2021, and a $0.3 million loss on the change in fair value of contingent consideration acquired in December 2021. Other expense was $0.1 million for the year ended December 31, 2021.

Income Tax Expense

We recorded income tax expense of $5.2 million and $5.2 million for the years ended December 31, 2022 and 2021, respectively. The effective income tax rate for the years ended December 31, 2022 and 2021 was 23% and 24%, respectively. The decrease in the effective rate during 2022 is primarily due to research and development credits.

FINANCIAL CONDITION

As of December 31, 2022, we had working capital of $48.5 million, compared to $59.8 million as of December 31, 2021. The decrease in working capital is primarily due to decreases in cash due to the Company’s repurchase of $26.6 million of Company stock, a cash dividend of $3.6 million which was paid in January 2022, and principal payments on our long-term loan of $5.3 million during 2022. We generated $13.7 million and $6.9 million in operating cash flows during the years ended December 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. As of December 31, 2022, our principal source of liquidity was $20.1 million in cash, $35.1 million in accounts receivables, and our working capital balance of $48.5 million.

Upon closing on the Kestrel acquisition in December 2021, we entered into a loan and credit facility agreement with Bank of America, N.A. The credit facility includes a line of credit in the amount of $4.0 million available until December 1, 2024, which the Company has not drawn from since inception of the agreement. The loan is a fixed rate term loan in the amount of $16.0 million and has an interest rate equal to 2.8% per year. The term loan is payable in equal principal installments of $0.4 million per month through December 1, 2024 plus interest on the first day of each month beginning January 1, 2022. (See Note 7).

Our anticipated uses of cash in the future will be to fund the expansion of our business.

Net cash provided by operating activities for the years ended December 31, 2022 and 2021 was $13.7 million and $6.9 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2022 was primarily due to increased collections in 2022, and an increase in non-cash amortization and stock compensation expenses. Cash provided by operating activities for the year ended December 31, 2021 was primarily due to profitability, which was offset by increased accounts receivable due to revenue growth.

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $0.4 million and $16.6 million, respectively. Cash used in investing activities for the year ended December 31, 2022 was primarily related to the purchase of computer, office and warehouse equipment. Cash used in investing activities for the year ended December 31, 2021 was primarily related to the acquisition of Kestrel and the purchase of computer, office and warehouse equipment.

Net cash used in financing activities for the year ended December 31, 2022 was $35.8 million compared with net cash provided by financing activities of $13.1 million for the year ended December 31, 2021. The cash used in financing activities of $35.8 million for the year ended December 31, 2022 was primarily due to the repurchase of Company stock totaling $26.4 million, principal payments made on our term loan totaling $5.3 million and the payment of cash dividends in January 2022 totaling $3.6 million.

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

We believe our cash, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash balance at December 31, 2022 of $20.1 million;
●	Our working capital balance of $48.5 million;
●	Our accounts receivable balance of $35.1 million;
●	Our increasing profitability over the last 7 years; and
●	Our planned capital expenditures of approximately $2.0 million during 2023.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2022 (in thousands).

	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases	17,788	3,055	3,571	3,586	3,362	3,150	1,064
Finance leases	359	152	116	76	15	—	—
	$18,147	$3,207	$3,687	$3,662	$3,377	$3,150	$1,064

We lease office and warehouse facilities under non-cancelable operating leases. The current office facility leases include our current and former corporate headquarters and a production warehouse, all located in Englewood, Colorado and a lease in Boulder, Colorado for the operations of ZMS Boulder. We also rent a small office in Denmark. Rent expense was $4.5 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively. A portion of the increase in facilities was non-cash as we received 21 months of free rent on the new corporate headquarters but for GAAP purposes, the rent is expensed over the lease term on a straight-line basis.

The Company also leases office equipment for its corporate and warehouse facilities under non-cancelable finance lease agreements.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent liabilities that are reported in the consolidated financial statements and accompanying disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain. Therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. See Note 2 to the Consolidated Financial Statements of this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description our other accounting policies.

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

Revenue for purchased devices is recognized in accordance with Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (ASC 606) when the device is delivered to the patient and all performance obligations are fulfilled.

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

Supplies

Supplies revenue is recognized once supplies are delivered to the patient. Supplies needed for the device can be set up as a recurring shipment or ordered through the customer support team or online store as needed.

Variable Consideration

A significant portion of the Company’s revenues are derived, and the related receivables are due, from patients with commercial or government health insurance plans. Revenues are estimated using the portfolio approach by third party payer type based upon historical rates of collection, the aging of receivables, trends in the historical reimbursement rates by third-party payer types and current relationships and experience with the third-party payers, which includes estimated constraints for third-party payer refund requests, deductions and adjustments. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. Specifically, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products from third-party payers or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party payer reimbursement, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction to revenue in the period when such final determinations are known. Historically these differences have been immaterial, and the Company has not had to go back and reassess the adjustments of future periods for past billing adjustments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report thereon of Marcum LLP, are filed as part of this report starting on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of December 31, 2022. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) of the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2022, based upon the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this evaluation and the material weakness identified below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Material Weakness in Internal Control

We identified a material weakness related to Information Technology General Controls (ITGCs) that were not designed and operating effectively to ensure (i) appropriate segregation of duties was in place to perform program changes and (ii) the activities of individuals with access to modify data and make program changes were appropriately monitored. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Marcum LLP as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation Plan

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management will take comprehensive actions to remediate the material weakness in internal control over financial reporting. We are in the process of developing and implementing remediation plans to address the material weakness described above.

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2022 regarding shares of common stock available for issuance under our equity incentive plans (in thousands except exercise price):

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted	for Future Issuance
	Exercise of	Average Exercise	Under Equity
	Outstanding	Price of	Compensation Plans
	Options,	Outstanding	(excluding securities
	Warrants	Options, Warrants	reflected in the first
	and Rights	and Rights	column)
Plan Category
2005 Stock Option Plan (1) (2)	211	$0.20	—
Warrants	99	2.40	—
2017 Stock Option Plan (3)	1,005	2.07	3,836
Total	1,315	$1.79	3,836
(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.
(2)	As of December 31, 2014, the 2005 Stock Option Plan was terminated. Termination of the plan did not affect the rights and obligations of the participants and the company arising under options previously granted.
(3)	The 2017 Stock Option Plan was approved by stockholders on June 1, 2017.

The additional information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

The Board of Directors has determined that Messrs. Cress, Disbrow and Michaels who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

4.2

Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 22, 2022)

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

Exhibit Number	Description
21*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm (Filed herewith)

23.2*	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm (Filed herewith)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: March 13, 2023	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

March 13, 2023	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

March 13, 2023	Daniel Moorhead	/s/ Daniel Moorhead
Chief Financial Officer and Principal Financial Officer

March 13, 2023	Barry D. Michaels	/s/ Barry D. Michaels
Director

March 13, 2023	Michael Cress	/s/ Michael Cress
Director

March 13, 2023	Joshua R. Disbrow	/s/ Joshua R. Disbrow
Director

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of

Zynex, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Zynex, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

IT General Controls (“ITGC”), deficiencies were identified

Information technology general controls (ITGCs) were not designed and operating effectively to ensure (i) that appropriate segregation of duties was in place to perform program changes and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2022 consolidated financial statements, and this report does not affect our report dated March 13, 2023 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and the related consolidated statements of income, shareholders’ equity, and cash flows for the December 31, 2022 of the Company and our report dated March 13, 2023 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Marcum llp

New York

March 13, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Zynex Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zynex Medical, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of income, stockholders’ equity and cash flows for the one year in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the year in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 13, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of Transaction Price and Variable Consideration for Revenue Recognition including related Valuation of Accounts Receivable

Critical Audit Matter Description

The Company’s revenue is derived from sales and leases of electrotherapy devices and sales of related supplies and complementary products. The Company recognizes revenue when control of the product has been transferred to the patient, in the amount that reflects the consideration the Company expects to receive. The Company estimates revenues using the portfolio approach based upon historical rates of collection, aging of receivables, product mix, trends in historical reimbursement rates by third-party payer types, and current relationships and experience with the third-party payers, which includes estimated variable consideration and relevant constraints for third-party payer refund requests, deductions and adjustments.

We identified the Company’s estimation of transaction price related to variable consideration for revenue recognition, including the related valuation of accounts receivable, as a critical audit matter. Auditing the Company's determination of variable consideration and the related constraint for revenue recognition including the recorded value for accounts receivable was challenging and complex due to the high degree of subjectivity involved in evaluating management’s estimates. This required a high degree of auditor judgment and increased extent of effort to audit and evaluate management’s key judgments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition and accounts receivable include the following, among others:

•	We gained an understanding of the design of the controls over the Company’s contracts with customers including those controls over the processes to develop key management estimates.
•	We performed testing throughout the year on a sample of contracts to test the validity of sales transactions and cash receipts application.
•

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

•

We performed independent sensitivity analyses over the Company's significant assumptions embodied within their key estimates including evaluation of subsequent payment activity compared with management’s estimate of expected collection rates.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

New York, NY
March 13, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zynex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zynex, Inc. (the “Company”) as of December 31, 2021 and the related consolidated statements of income, stockholders' equity, and cash flow for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2016-2022.

Denver, Colorado

March 21, 2022

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$20,144	$42,612
Accounts receivable, net	35,063	28,632
Inventory, net	13,484	10,756
Prepaid expenses and other	868	689
Total current assets	69,559	82,689

Property and equipment, net	2,175	2,186
Operating lease asset	12,841	16,338
Finance lease asset	270	389
Deposits	591	585
Intangible assets, net of accumulated amortization	9,067	9,975
Goodwill	20,401	20,401
Deferred income taxes	1,562	711
Total assets	$116,466	$133,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	5,601	4,739
Cash dividends payable	16	3,629
Operating lease liability	2,476	2,859
Finance lease liability	128	118
Income taxes payable	1,995	2,296
Current portion of debt	5,333	5,333
Accrued payroll and related taxes	5,537	3,897
Total current liabilities	21,086	22,871
Long-term liabilities:
Long-term portion of debt, less issuance costs	5,293	10,605
Contingent consideration	10,000	9,700
Operating lease liability	13,541	15,856
Finance lease liability	188	317
Total liabilities	50,108	59,349

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,658,132 issued and 36,825,081 outstanding as of December 31, 2022 41,400,834 issued and 39,737,890 outstanding as of December 31, 2021 (including 3,606,970 shares declared as a stock dividend on November 9, 2021 and issued on January 21, 2022)	39	41
Additional paid-in capital	82,431	80,397
Treasury stock of 4,253,015 and 1,246,399 shares, at December 31, 2022 and 2021, respectively, at cost	(33,160)	(6,513)
Retained earnings	17,048	—
Total stockholders’ equity	66,358	73,925
Total liabilities and stockholders’ equity	$116,466	$133,274

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Years Ended December 31,
	2022	2021
NET REVENUE
Devices	$43,497	$36,613
Supplies	114,670	93,688
Total net revenue	158,167	130,301

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	32,005	27,321
Sales and marketing	67,116	54,290
General and administrative	36,108	26,324
Total costs of revenue and operating expenses	135,229	107,935

Income from operations	22,938	22,366

Other expense
Loss on change in fair value of contingent consideration	(300)	—
Interest expense	(440)	(95)
Other expense, net	(740)	(95)

Income from operations before income taxes	22,198	22,271
Income tax expense	5,150	5,168
Net income	$17,048	$17,103

Net income per share:
Basic	$0.44	$0.45
Diluted	$0.44	$0.44

Weighted average basic shares outstanding	38,467	38,317
Weighted average diluted shares outstanding	39,127	39,197

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,048	$17,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,197	2,261
Amortization	930	25
Non-cash reserve charges	82	(107)
Stock-based compensation	2,342	1,630
Non-cash lease expense	800	1,398
Loss on change in fair value of contingent consideration	300	—
Benefit for deferred income taxes	(851)	(146)
Change in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(6,430)	(14,781)
Prepaid and other assets	(180)	690
Accounts payable and other accrued expenses	1,834	2,889
Inventory	(4,320)	(3,776)
Deposits	(6)	(237)
Net cash provided by operating activities	13,746	6,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(418)	(609)
Business acquisition, net of cash acquired	—	(15,997)
Net cash used in investing activities	(418)	(16,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(118)	(98)
Cash dividends paid	(3,613)	(1)
Purchase of treasury stock	(26,426)	(2,667)
Debt issuance costs	—	(16)
Proceeds from the issuance of common stock on stock-based awards	46	161
Proceeds from debt	—	15,953
Principal payments on long-term debt	(5,333)	—
Taxes withheld and paid on employees' equity awards	(352)	(236)
Net cash (used in) provided by financing activities	(35,796)	13,096

Net increase (decrease) in cash	(22,468)	3,439
Cash at beginning of period	42,612	39,173
Cash at end of period	$20,144	$42,612

Supplemental disclosure of cash flow information:
Cash paid for interest	$(391)	$(82)
Cash paid for rent	$(3,622)	$(2,109)
Cash paid for income taxes	$(6,294)	$(3,305)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$211	$13,240
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$175
Inventory transferred to property and equipment under lease	$1,592	$1,587
Capital expenditures not yet paid	$138	$47
Treasury stock not yet paid	$224	$—
Accrual for cash dividend payable	$—	$3,622
Contingent consideration related to acqusition	$—	$9,700
Stock issued for acquisition	$—	$(4,701)
Stock dividend	$—	$(36,911)

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2020	38,244,310	$36	$37,235	$(3,846)	$23,430	$56,855
Exercised and vested stock-based awards	234,388	1	160	—	—	161
Warrants exercised	11,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,630	—	—	1,630
Shares of common stock withheld to pay taxes on employees’ equity awards	(44,414)	—	(236)	—	—	(236)
Purchase of treasury stock	(175,179)	—	—	(2,667)	—	(2,667)
Stock issued for acquisition	489,262	—	4,701	—	—	4,701
Escrow shares issued for acquisition	978,523	—	—	—	—	—
Cash dividends declared ($0.10 per share)	—	—	—	—	(3,622)	(3,622)
Stock dividends declared	—	4	36,907	—	(36,911)	—
Net income	—	—	—	—	17,103	17,103
Balance at December 31, 2021	39,737,890	$41	$80,397	$(6,513)	$—	$73,925
Exercised and vested stock-based awards	322,237	1	45	—	—	46
Stock-based compensation expense	—	—	2,342	—	—	2,342
Shares of common stock withheld to pay taxes on employees’ equity awards	(83,201)	—	(353)	—	—	(353)
Purchase of treasury stock	(3,006,616)	(3)	—	(26,647)	—	(26,650)
Escrow shares adjustment	(156,673)	—	—	—	—	—
Stock dividend adjustments	11,444	—	—	—	—	—
Net income	—	—	—	—	17,048	17,048
Balance at December 31, 2022	36,825,081	$39	$82,431	$(33,160)	$17,048	$66,358

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(1)   ORGANIZATION, NATURE OF BUSINESS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of December 31, 2022, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Kestrel Labs, Inc. (“Kestrel,” a wholly-owned Colorado corporation), Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which was incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the years ended December 31, 2022, and 2021, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and health care providers.

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

Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the expected net collectable value of its accounts receivable and related revenue, inventory reserves, the life of its leased unit devices, stock-based compensation, valuation of long-lived assets acquired in business combinations, valuation of contingent consideration and realizability of deferred tax assets.

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

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Raw materials	$3,506	$4,471
Work-in-process	1,205	345
Finished goods	7,750	4,468
Inventory in transit	1,291	1,624
	$13,752	$10,908
Less: reserve	(268)	(152)
	$13,484	$10,756

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

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”) and leases subject to ASC 842 (in thousands):

	For the Years Ended December 31,
	2022	2021
Device revenue
Purchased	$14,393	$9,240
Leased	29,104	27,373
Total device revenue	43,497	36,613
Supplies revenue	114,670	93,688
Total revenue	$158,167	$130,301

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included in Sales and marketing expense in the Company's Consolidated Statements of Income.

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

Earnings Per Share

The Company calculates basic earnings per share on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding for the period plus the effect of potential dilutive common shares during the period using the treasury stock method. Potential shares of common stock outstanding include unvested restricted stock awards, shares held in escrow, vested and unvested unexercised stock options and common stock purchase warrants.

Research and Development

Research and development costs are expensed when incurred. During 2022 and 2021, we incurred research and development expenses of approximately $7.1 million and $2.6 million, respectively, related to our ZMS operations. During 2022, approximately $1.0 million of the expenses qualified for Section 174 - “Amortization of Research and Experimental Expenditures” tax treatment. Research and development, which includes salaries related to research and development and raw materials, are included in general and administrative expenses on the consolidated statements of comprehensive income.

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

Management has evaluated other recently issued accounting pronouncements and does not believe that those pronouncements will have a material impact on the Company’s consolidated financial statements.

(3)   BUSINESS COMBINATIONS

On December 22, 2021, the Company and its wholly-owned subsidiary Zynex Monitoring Solutions, Inc., entered into a Stock Purchase Agreement (the “Agreement”) with Kestrel Labs, Inc. (“Kestrel”) and each of the shareholders of Kestrel (collectively, the “Selling Shareholders”). Under the Agreement, the Selling Shareholders agreed to sell all of the outstanding common stock of Kestrel (the “Kestrel Shares”) to ZMS. The consideration for the Kestrel Shares consisted of $16.1 million cash and 1,467,785, (as adjusted pursuant to the stock dividend, see note 1) shares of the Company’s common stock (the “Zynex Shares”). All of the Zynex Shares are subject to a lockup agreement for a period of one year from the closing date under the Agreement (the “Closing Date”). The Agreement provides the Selling Shareholders with piggyback registration rights. 978,524 of the Zynex Shares were deposited in escrow (the “Escrow Shares”). The number of Escrow Shares is subject to adjustment on the one-year anniversary of the Closing Date based on the number of shares equal to $10 million divided by a 30-day volume weighted average closing price of the Zynex common stock. The Escrow Shares were adjusted on the anniversary date, which resulted in the cancellation of 156,673 Escrow Shares. Half of the Escrow Shares will be released on submission of a dossier on a laser-based photoplethysmographic device (the “Device”) to the Food and Drug Administration (the “FDA”) for permission to market and sell the Device in the United States. The other half of the Escrow Shares will be released upon notification from the FDA finding the Device can be marketed and sold in the United States. The amount of escrow shares were recalculated at December 31, 2021, and are included in the calculation of diluted earnings per share for December 31, 2021. No additional calculation was required for the Escrow Shares at December 31, 2022, as the Escrow Share number was finalized on the anniversary date, and the shares are included in the Company’s calculation of basic earnings per share. The maximum amount of Zynex shares that may be released are limited to 19.9% of the total number of common shares and total voting power of common shares.

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

(1)

The amount of shares issued and included in escrow were not retroactively adjusted in the table above for the 10% stock dividend declared on November 9, 2021 and issued on January 21, 2022. The issued and escrow shares after retroactive adjustment for the 10% stock dividend were 489,262 and 978,523 shares, respectively, as shown in the Consolidated Statements of Stockholders’ Equity.

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

(4)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31, 2022	December 31, 2021
Property and equipment
Office furniture and equipment	$2,819	$2,391
Assembly equipment	110	100
Vehicles	203	203
Leasehold improvements	1,173	1,054
Leased devices	1,162	1,080
	$5,467	$4,828
Less accumulated depreciation	(3,292)	(2,642)
	$2,175	$2,186

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on an analysis of the number of units of which are still with patients for which the Company cannot determine the current status.

Total depreciation expense related to our purchased property and equipment was $0.7 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

Total depreciation expense related to devices out on lease was $1.5 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

(5)   GOODWILL AND OTHER INTANGIBLES

During the year ended December 31, 2021 the Company completed the acquisition of Kestrel, which resulted in goodwill of $20.4 million (see Note 3).

As of December 31, 2022, there was no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of December 31, 2022.

Weighted-
Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents	$10,000	$(933)	$9,067	10.0

The following table summarizes the estimated future amortization expense to be recognized over the next years and periods thereafter:

December 31,
(In thousands)
2023	$908
2024	911
2025	908
2026	908
2027	908
Thereafter	4,524
Total future amortization expense	$9,067

(6)   EARNINGS PER SHARE

The calculation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021 are as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2022	2021
Basic earnings per share
Net income available to common stockholders	$17,048	$17,103
Basic weighted-average shares outstanding	38,467	38,317

Basic earnings per share	$0.44	$0.45

Diluted earnings per share
Net income available to common stockholders	$17,048	$17,103
Weighted-average shares outstanding	38,467	38,317
Effect of dilutive securities - options and restricted stock	660	880
Diluted weighted-average shares outstanding	39,127	39,197

Diluted earnings per share	$0.44	$0.44

For the years ended December 31, 2022 and 2021, 0.1 million and 0.4 million shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive. The basic and diluted weighted-average shares outstanding for December 31, 2021 has been updated to include the retroactive impact of the 10% common stock dividend declared on November 11, 2021.

(7)   NOTES PAYABLE

The Company entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”). Under this Loan Agreement, the Bank is extending two facilities to the Borrowers. Specified assets have been pledged as collateral. One facility is a line of credit in the amount of $4.0 million available until December 1, 2024 (“Facility 1”). The Borrower pays interest on Facility 1 on the first day of each month beginning January 1, 2022. The interest rate is an annual rate equal to the sum of (i) the greater of the Bloomberg Short-term Bank Yield Index (“BSBY”) Daily Floating Rate or (ii) the Index Floor (as defined in the Loan Agreement), plus 2.00%. As of December 31, 2022, the Company has not utilized this facility and has no balance outstanding.

The other facility being extended by the Bank to the Borrower is a fixed rate term loan in the amount of $16.0 million (“Facility 2”) bearing interest at 2.8% per year. The Borrower pays interest on the first day of each month beginning January 1, 2022 and the Borrower repays the principal amount in equal installments of $0.4 million per month through December 1, 2024. Facility 2 was entered into in conjunction with the purchase of Kestrel Labs.

The following table summarizes future principal payments on long-term debt as of December 31, 2022:

December 31,
(In thousands)
2023	5,333
2024	5,334
Future principal payments	10,667
Less current portion	(5,333)
Less debt issuance costs	(41)
Long-term debt, net of debt issuance costs	$5,293

(8)   STOCK-BASED COMPENSATION PLANS

Zynex, Inc. 2017 Stock Incentive Plan

The Company currently has one active long-term incentive plan. The Company’s 2017 Stock Incentive Plan (the “2017 Stock Plan”) is the Company’s equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company. Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors. The 2017 Stock Plan mandates a maximum award term of 10 years and stipulates that stock options be granted with prices not less than fair market value on the date of grant. Stock option awards generally vest over four years. Restricted stock awards typically vest quarterly over three years for grants issued to members of our Board of Directors and quarterly or annually over two to four years for grants issued to employees. For stock option awards, all awards granted under the 2017 Stock Plan are stock-settled with common stock issued upon exercise. For restricted stock awards, shares are issued to the recipient upon grant with a restrictive legend and are not included in the calculation of outstanding shares until vesting occurs. At December 31, 2022, there were 3.8 million shares available for future grants under the 2017 Stock Plan.

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

As of December 31, 2022, the Company had the following stock options outstanding and exercisable:

	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	211	211
2017 Stock Option Plan	582	346
Total	793	557

The Company received $0.1 million cash proceeds related to option exercises during the year ended December 31, 2022. The Company received cash proceeds of $0.2 million related to option exercises during the year ended December 31, 2021.

During the year ended December 31, 2022, 0.2 million performance based stock option awards were granted under the 2017 Stock Plan. During the year ended December 31, 2021, no stock option awards were granted under the 2017 Stock Plan. The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the year ended December 31, 2022.

Weighted average expected term	3 years
Weighted average volatility	73%
Weighted average risk-free interest rate	2.81%
Dividend yield	0%

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

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2022	2021
Cost of Revenue	$47	$56
Sales and marketing expense	2,104	155
General, and administrative	191	1,419
Total stock based compensation expense	$2,342	$1,630

The excess tax benefit associated with our stock-based compensation plans for the years ended December 31, 2022 and 2021, was approximately $0.0 million and $0.2 million, respectively.

A combined summary of stock option activity for all plans for the years ended December 31, 2022 and 2021 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Strike	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2020	1,107	$2.76
Granted	—	$—
Exercised	(116)	$4.87
Forfeited	(226)	$6.45
Outstanding at December 31, 2021	765	$1.36	4.68	$

Granted	200	$6.23
Exercised	(157)	$0.66
Forfeited	(15)	$4.18
Outstanding at December 31, 2022	793	$2.67	5.03	$
Exercisable at December 31, 2022	557	$1.31	3.40	$

	Outstanding	Weighted average
	Number of	Remaining				Weighted Average
	Options	Contractual	Weighted Average	Exercisable Number of	Remaining Exercisable	Exercisable
Range	(in thousands)	Life (years)	Strike Price	Options (in thousands)	Contractual Life (years)	Strike Price
$0 to $2.00	354	2.31	$0.30	354	2.31	$0.30

$2.01 to $4.00	217	5.56	$2.69	187	5.48	$2.65

$4.01 to $10.00	222	8.86	$6.45	15	3.23	$8.33

	793	5.03	$2.67	557	3.40	$1.31

A summary of our unvested stock options as of December 31, 2022 and 2021 and related activity is presented below:

	Non-vested
	Shares	Weighted
	Under	Average
	Option	Grant Date
	(in thousands)	Fair Value
Non-vested at December 31, 2020	474	$4.35
Granted	—	—
Vested	(167)	1.93
Forfeited	(212)	6.48
Non-vested at December 31, 2021	95	$3.85
Granted	200	6.23
Vested	(49)	4.12
Forfeited	(9)	5.49
Non-vested at December 31, 2022	237	$5.90

A summary of restricted stock award activity under the 2017 Stock Plan for the years ended December 2022 and 2021 are presented below:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Outstanding at December 31, 2020	295	$11.53
Granted	381	$14.15
Vested	(119)	$10.92
Forfeited	(103)	$12.40
Outstanding at December 31, 2021	454	$13.69
Granted	186	$8.52
Vested	(165)	$12.90
Forfeited	(52)	$10.60
Outstanding at December 31, 2022	423	$11.94

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards typically occurs quarterly over three years for the Board of Directors and quarterly or annually over two to four years for employees. As of December 31, 2022, there was approximately $4.3 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.3 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2022 and 2021 was $1.1 million and $1.0 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2022 and 2021 was $1.4 million and $1.3 million, respectively.

(9)   STOCKHOLDERS’ EQUITY

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

On June 9, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through June 9, 2023. From the inception of the plan through October 4, 2022, the Company purchased 1,091,604 shares of its common stock for $10.0 million for an average price of $9.06 per share which completed this program.

On October 31, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through October 31, 2023. From the inception of the plan through December 31, 2022, the Company purchased 495,138 shares of its common stock for $6.6 million or an average price of $13.43 per share. Subsequent to December 31, 2022, the Company purchased 232,698 shares of its common stock for an average price of $14.41 per share which completed this program.

Warrants

A summary of stock warrant activity for the years ended December 31, 2022 and 2021 are presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2020	110	$2.39	3.76	$1,084
Granted	—	$—
Exercised	(10)	$2.27	2.76	192
Forfeited(1)	(1)	$2.27	2.76	25
Outstanding and exercisable at December 31, 2021	99	$2.39	2.76	$660
Granted	—	$—
Exercised	—	$—	—	—
Forfeited	—	$—	—	—
Outstanding and exercisable at December 31, 2022	99	$2.39	1.76	$1,140
(1)	Warrants were exercised under a net exercise provision in the warrant agreement. As a result, approximately 1,000 warrants were forfeited in lieu of cash payment for shares during 2021.

(10)   INCOME TAXES

The pre-tax income from continuing operations on which the provision for income taxes was computed is as follows (in thousands)

	2022	2021
United States	$22,220	$22,295
Foreign	(22)	(24)
Total	22,198	22,271

Income tax expense consists of the following for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Current tax expense:
Federal	$4,891	$4,289
State	1,110	1,025
Total tax expense:	6,001	5,314
Deferred tax expense/(benefit)
Federal	(730)	(135)
State	(121)	(11)
Total deferred tax expense/(benefit)	$(851)	$(146)
Total	$5,150	$5,168

A reconciliation of income tax computed at the U.S. statutory rate of 21% to the effective income tax rate is as follows:

	2022	2021
Statutory rate	21%	21%
State taxes	3%	4%
Stock based compensation	0%	(1)%
Research and development credit	(1)%	0%
Effective rate	23%	24%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Accrued expenses	$31	$26
Lease liability	3,955	4,620
Accounts receivable	18	18
Inventory	198	484
Stock based compensation	253	271
Right of use asset	—	8
Amortization	—	90
Section 174 costs	991	—
	5,446	5,517

Deferred tax assets	$5,446	$5,517
Deferred tax liabilities:
Property and equipment	(519)	(599)
Finance lease	(67)	(96)
Prepaid expenses	(116)	(77)
Right-of-use asset	(3,170)	(4,034)
Amortization	(12)	—
Deferred tax liabilities	$(3,884)	$(4,806)

Net deferred tax assets	$1,562	$711

As of December 31, 2022, the Company has no net operating loss. The Company had no recorded valuation allowances at December 31, 2022 and 2021.

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential interest and penalties. As of December 31, 2022 and 2021, the Company does not have an unrecognized tax liability.

The Company does not classify penalty and interest expense related to income tax liabilities as an income tax expense. Penalties and interest are included within general and administrative expenses on the consolidated statements of income.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2017 through the current period.

(11)   LEASES

The Company categorize leases at their inception as either operating or financing leases. Leases include various office and warehouse facilities which have been categorized as operating leases while certain equipment is leased under financing leases.

During March 2022, the Company entered into a lease agreement for approximately 4,162 square feet of office space for the operations of ZMS in Boulder, Colorado. The lease began on April 1, 2022 and will run through April 1, 2025. The rent and common area maintenance charges are equal to $17.00 per square foot with annual increases of 3%. Upon lease commencement, the Company recorded an operating lease liability and corresponding right-of-use asset for $0.2 million each.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.03% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 9.39% which was used to measure its finance lease liability.

As of December 31, 2022, the Company’s operating and financing leases have a weighted average remaining term of 4.76 years and 2.63 years respectively.

The table below reconciles the undiscounted future minimum lease payments under the Company’s operating and finance leases to the total operating and capital lease liabilities recognized on the consolidated balance sheets as of December 31, 2022 (in thousands):

	Operating Lease Liability	Finance Lease Liability
2023	3,055	152
2024	3,571	116
2025	3,586	76
2026	3,362	15
2027	3,150	—
2028	1,064	—
Total undiscounted future minimum lease payments	$17,788	$359
Less: Difference between undiscounted lease payments and discounted lease liabilities	(1,771)	(43)
Total lease liabilities	$16,017	$316

Operating and finance lease costs were $4.6 million and $3.7 million for years ended December 31, 2022 and 2021, which were included in the consolidated statement of income under the following headings (in thousands):

	For the years ended December 31,
Operating Lease expense	2022	2021
Costs of revenue - devices and supplies	$359	$399
Sales and marketing expense	1,456	1,186
General and administrative	2,643	1,964
Total operating lease expense	$4,458	$3,549

Finance Lease expense
Amortization of right-of-use asset:
Sales and marketing expense	$117	$104
General and administrative	2	1
Total amortization of right-of-use asset	119	104
Interest expense and other	36	41
Total finance lease expense	$155	$145

Prior year amounts for Financing Lease expense have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

The following table presents Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022, by level within the fair value hierarchy:

Fair Value Measurements at December 31, 2022
Quoted
Priced in
Active
		Markets	Significant
		for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration	$10,000	$—	$—	$10,000

Total	$10,000	$—	$—	$10,000

Contingent Consideration.

The Company classifies its contingent consideration liability in connection with the acquisition of Kestrel Labs within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

The contingent consideration related to Kestrel was valued at $9.7 million using a Monte Carlo simulation as of December 22, 2021. As of December 31, 2022, the contingent consideration was estimated at $10.0 million, the adjustment of $0.3 million was recorded as a loss on change in fair value of contingent consideration in the Company’s Consolidated Statements of Income. The Company’s policy is to value contingent consideration liabilities using a Monte Carlo model.

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

(14)  CONCENTRATIONS

The Company is exposed to concentration of credit risk related primarily to its cash balances. The Company maintains its cash balances in major financial institutions that exceed amounts insured by the FDIC (up to $250,000, per financial institution as of December 31, 2022). The Company has not experienced any realized losses in such accounts and believes it is not exposed to any significant credit risk related to its cash.

The Company had two major vendors from which it sourced approximately 28% and two major vendors from which it sourced approximately 34%, respectively, of supplies for its electrotherapy products for the years ended December 31, 2022 and 2021. Management believes that its relationships with its suppliers are good. If the relationships were to be replaced, there may be a short-term disruption for a period of time in which products may not be available and additional expenses may be incurred as the Company locates additional or replacement suppliers.

The Company had receivables from one third-party payer at December 31, 2022 which made up approximately 14% of the accounts receivable balance. The Company had receivables from one third-party payer at December 31, 2021, which made up approximately 22% of the accounts receivable balance.

(15)  RETIREMENT PLAN

In 2012, the Company established a defined contribution retirement plan for its employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all employees 18 years of age or older with at least three months of service. All employee contributions are fully vested immediately and employer contributions vest over a period of four years. The Company has a discretionary employee match program and currently matches 35% of first 6% of an employee’s contributions.

During the years ended December 31, 2022 and 2021, the Company recorded an expense of $0.7 million and $0.5 million, respectively, under the aforementioned plan, related to the Company match.

(16)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information is as follows (in thousands, except per share data):

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenue	$31,083	$36,759	$41,520	$48,805
Less: cost of revenue and operating expenses	29,177	32,395	34,962	38,695

Income from operations	1,906	4,364	6,558	10,110

Income before income taxes	1,982	4,149	6,352	9,715

Net income	$1,377	$3,346	$4,873	$7,452
Net income per common share:
Basic income per share - net income	$0.03	$0.09	$0.13	$0.20
Diluted income per share - net income	$0.03	$0.08	$0.13	$0.20

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenue	$24,127	$31,022	$34,785	$40,367
Less: cost of revenue and operating expenses	25,207	27,209	26,739	28,780

Income from operations	(1,080)	3,813	8,046	11,587

Income before income taxes	(1,087)	3,768	8,028	11,562

Net income	$(706)	$2,808	$6,107	$8,894
Net income per common share:
Basic income per share - net income	$(0.02)	$0.07	$0.16	$0.24
Diluted income per share - net income	$(0.02)	$0.07	$0.16	$0.23

(17)  SUBSEQUENT EVENTS

During February 2023, the Company entered into a lease agreement for approximately 41,427 square feet of office space for the operations of ZMS in Englewood, CO. The lease commences on July 1, 2023 and runs through December 31,2028. At the expiration of the lease term the Company has the option to renew the lease for one additional five year period. The Company is entitled to rent abatements for the first six months of the lease. Payments based on the initial rate of $24.75 per square foot begin in January 2024. The price per square foot increases by an additional $0.50 during each subsequent twelve-month period of the lease after the abatement period.

(18)  COVID-19

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. During 2020 and 2021, the Company’s operations were impacted by closures of clinics and reductions in elective surgeries which decreased availability of physicians to prescribe our products. Additionally, the Company had to navigate the impacts it had on employee and supply chain issues. While the Company did not see a significant impact on its operating results or financial position during the year ended December 31, 2022 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.