Form 10-Q
period 2023-03-31
ZYNEX INC
filed 2023-04-27
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

(800) 495-6670

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ZYXI	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 27, 2023
Common Stock, par value $0.001	36,655,451

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$16,792	$20,144
Accounts receivable, net	32,060	35,063
Inventory, net	14,184	13,484
Prepaid expenses and other	2,130	868
Total current assets	65,166	69,559

Property and equipment, net	2,281	2,175
Operating lease asset	11,888	12,841
Finance lease asset	240	270
Deposits	683	591
Intangible assets, net of accumulated amortization	8,843	9,067
Goodwill	20,401	20,401
Deferred income taxes	1,554	1,562
Total assets	$111,056	$116,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	5,650	5,601
Cash dividends payable	16	16
Operating lease liability	2,003	2,476
Finance lease liability	127	128
Income taxes payable	2,015	1,995
Current portion of debt	5,333	5,333
Accrued payroll and related taxes	5,915	5,537
Total current liabilities	21,059	21,086
Long-term liabilities:
Long-term portion of debt, less issuance costs	3,964	5,293
Contingent consideration	8,600	10,000
Operating lease liability	12,788	13,541
Finance lease liability	159	188
Total liabilities	46,570	50,108

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,575,386 issued and 36,646,041 outstanding as of March 31, 2023 41,658,132 issued and 36,825,081 outstanding as of December 31, 2022	39	39
Additional paid-in capital	82,343	82,431
Treasury stock of 4,485,713 and 4,253,015 shares at March 31, 2023 and December 31, 2022, respectively, at cost	(36,513)	(33,160)
Retained earnings	18,617	17,048
Total stockholders’ equity	64,486	66,358
Total liabilities and stockholders’ equity	$111,056	$116,466

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
NET REVENUE
Devices	$11,944	$6,725
Supplies	30,226	24,358
Total net revenue	42,170	31,083

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	9,269	6,921
Sales and marketing	21,227	14,424
General and administrative	11,390	7,832
Total costs of revenue and operating expenses	41,886	29,177

Income from operations	284	1,906

Other income (expense)
Gain on sale of fixed assets	2	—
Change in fair value of contingent consideration	1,400	200
Interest expense	(84)	(124)
Other income, net	1,318	76

Income from operations before income taxes	1,602	1,982
Income tax expense	33	605
Net income	$1,569	$1,377

Net income per share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Weighted average basic shares outstanding	36,694	39,765
Weighted average diluted shares outstanding	37,442	41,188

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,569	$1,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	615	500
Amortization	229	229
Non-cash reserve charges	408	(9)
Stock-based compensation	307	589
Non-cash lease expense	(272)	97
Benefit for deferred income taxes	8	(220)
Gain on change in fair value of contingent consideration	(1,400)	(200)
Gain on sale of fixed assets	(2)	—
Change in operating assets and liabilities:
Accounts receivable	2,596	787
Prepaid and other assets	(1,262)	(912)
Accounts payable and other accrued expenses	369	2,583
Inventory	(1,139)	(3,067)
Deposits	(92)	—
Net cash provided by operating activities	1,934	1,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(184)	(72)
Proceeds on sale of fixed assets	10	—
Net cash used in investing activities	(174)	(72)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(31)	(28)
Cash dividends paid	—	(3,613)
Purchase of treasury stock	(3,353)	—
Proceeds from the issuance of common stock on stock-based awards	27	3
Principal payments on long-term debt	(1,333)	(1,333)
Taxes withheld and paid on employees’ equity awards	(422)	(76)
Net cash used in financing activities	(5,112)	(5,047)

Net decrease in cash	(3,352)	(3,365)
Cash at beginning of period	20,144	42,612
Cash at end of period	$16,792	$39,247

Supplemental disclosure of cash flow information:
Cash paid for interest	$(90)	$(89)
Cash paid for rent	$(1,382)	$(995)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$211
Inventory transferred to property and equipment under lease	$438	$339
Capital expenditures not yet paid	$77	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2021	39,737,890	$41	$80,397	$(6,513)	$—	$73,925
Exercised and vested stock-based awards	38,355	—	3	—	—	3
Stock-based compensation expense	—	—	589	—	—	589
Shares of common stock withheld to pay taxes on employees’ equity awards	(10,873)	—	(76)	—	—	(76)
Stock dividend adjustments	11,444	—	—	—	—	—
Net income	—	—	—	—	1,377	1,377
Balance at March 31, 2022	39,776,816	41	80,913	(6,513)	1,377	75,818

Balance at December 31, 2022	36,825,081	$39	$82,431	$(33,160)	$17,048	$66,358
Exercised and vested stock-based awards	66,045	—	27	—	—	27
Stock-based compensation expense	—	—	307	—	—	307
Warrants exercised	10,000	—	—	—	—	—
Shares of common stock withheld to pay taxes on employees’ equity awards	(22,387)	—	(422)	—	—	(422)
Purchase of treasury stock	(232,698)	—	—	(3,353)	—	(3,353)
Net income	—	—	—	—	1,569	1,569
Balance at March 31, 2023	$36,646,041	$39	$82,343	$(36,513)	$18,617	$64,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of March 31, 2023, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation). The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the three months ended March 31, 2023 and 2022, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Amounts as of December 31, 2022, are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2023 and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable, Net

The Company’s accounts receivable represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies or complementary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company invoices the patient’s third-party payer and/or the patient. Billing adjustments represent the difference between the list price and the reimbursement rates set by third-party payers, including Medicare, commercial payers and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written-off after several appeals, which in some cases may take longer than twelve months. Substantially all of the Company’s receivables are due from patients with commercial or government health plans and workers compensation claims with a smaller portion related to private pay individuals, attorney, and auto claims. The Company maintains a constraint for third-party payer refund requests, deductions and adjustments. The Company recorded an allowance for uncollectible accounts of $0.4 million during the three months ended March 31, 2023, which is included in the general and administrative section of the condensed consolidated statements of income. See Note 14 – Concentrations for discussion of significant customer accounts receivable balances.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a breakdown of disaggregated net revenues for the three months ended March 31, 2023 and 2022 related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”), leases subject to ASC 842, and supplies (in thousands):

	For the Three Months March 31,
	2023	2022
Device revenue
Purchased	$4,642	$2,188
Leased	7,302	4,537
Total device revenue	11,944	6,725
Supplies revenue	30,226	24,358
Total revenue	$42,170	$31,083

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Information

The Company defines operating segments as components of the business enterprise for which separate financial information is reviewed regularly by the Chief Operating Decision Makers to evaluate performance and to make operating decisions. The Company has identified our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer as our Chief Operating Decision Makers (“CODM”).

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

Recent Accounting Pronouncements

Management has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (3)   INVENTORY

The components of inventory as of March 31, 2023, and December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$3,225	$3,506
Work-in-process	1,614	1,205
Finished goods	7,854	7,750
Inventory in transit	1,759	1,291
	$14,452	$13,752
Less: reserve	(268)	(268)
	$14,184	$13,484

NOTE (4)   PROPERTY AND EQUIPMENT

The components of property and equipment as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Property and equipment
Office furniture and equipment	$3,034	$2,819
Assembly equipment	138	110
Vehicles	203	203
Leasehold improvements	1,173	1,173
Leased devices	1,249	1,162
	$5,797	$5,467
Less accumulated depreciation	(3,516)	(3,292)
	$2,281	$2,175

Total depreciation expense related to property and equipment was $0.2 million for the three months ended March 31, 2023 and 2022.

Total depreciation expense related to devices out on lease was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation on leased units is reflected in the condensed consolidated statement of operations as cost of revenue.

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on an analysis of the number of units of which are still with patients for which the Company cannot determine the current status.

NOTE (5)   BUSINESS COMBINATIONS

On December 22, 2021, the Company and its wholly-owned subsidiary Zynex Monitoring Solutions, Inc., entered into a Stock Purchase Agreement (the “Agreement”) with Kestrel and each of the shareholders of Kestrel (collectively, the ‘Selling Shareholders’). Under the Agreement, the Selling Shareholders sold all of the outstanding common stock of Kestrel (the “Kestrel Shares”) to the Company. The consideration for the Kestrel Shares consisted of $16.1 million cash and 1,467,785 shares of the Company’s common stock (the “Zynex Shares”). All of the Zynex Shares are subject to a lockup agreement for a period of one year from the closing date under the Agreement (the “Closing Date”). The Agreement provides the Selling Shareholders with piggyback registration rights. 978,524 of the Zynex Shares were deposited in escrow (the “Escrow Shares”). The number of Escrow Shares were subject to adjustment on the one-year anniversary of the Closing Date (or in connection with any Liquidation Event (as defined in the Agreement) that occurs prior to such anniversary date) based on the number of shares equal to $10.0 million divided by a 30-day volume weighted average closing price of the Company’s common stock. The Escrow Shares were adjusted on the anniversary date, which resulted in the cancellation of 156,673 Escrow Shares. Half of the Escrow Shares will be released on submission of a dossier on a laser-based photoplethysmographic device (the “Device”) to the FDA for permission to market and sell the Device in the United States. The other half of the Escrow Shares will be released upon determination by the FDA that the Device can be marketed and sold in the United States. The amount of escrow shares were recalculated at March 31, 2022, and are included in the calculation of diluted earnings per share for March 31, 2022. No additional calculation was required for the Escrow Shares at March 31, 2023, as the Escrow

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share number was finalized on the anniversary date, and the shares are included in the Company’s calculation of basic earnings per share. The maximum amount of Zynex Shares that may be released are limited to 19.9% of the total number of common shares and total voting power of common shares of the Company (see Note 13 for more information regarding this liability).

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

For the three months ended March 31, 2023, there was no change in the carrying amount of goodwill, there were no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of March 31, 2023.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2022	$10,000	$(933)	$9,067	10
Amortization expense		(224)	(224)
Acquired patents at March 31, 2023	$10,000	$(1,157)	$8,843	9.73

The following table summarizes the estimated future amortization expense to be recognized over the remainder of 2023, the next five fiscal years, and periods thereafter:

(In thousands)
April 1, 2023 through December 31, 2023	$684
2024	911
2025	908
2026	908
2027	908
2028	911
Thereafter	3,613
Total future amortization expense	$8,843

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 are as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2023	2022
Basic earnings per share
Net income available to common stockholders	$1,569	$1,377
Basic weighted-average shares outstanding	36,694	39,765
Basic earnings per share	$0.04	$0.03
Diluted earnings per share
Net income available to common stockholders	$1,569	$1,377
Weighted-average shares outstanding	36,694	39,765
Effect of dilutive securities - options and restricted stock	748	1,423
Diluted weighted-average shares outstanding	37,442	41,188
Diluted earnings per share	$0.04	$0.03

For the three months ended March 31, 2023 and 2022, 12,000 and 450,000 shares of common stock were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

NOTE (8)   NOTES PAYABLE

The Company entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) in December 2021. Under this Loan Agreement, the Bank extended two facilities to the Company. Specified assets have been pledged as collateral. One facility is a line of credit in the amount of $4.0 million available until December 1, 2024 (“Facility 1”). Interest on Facility 1 is due on the first day of each month beginning January 1, 2022. The interest rate is an annual rate equal to the sum of (i) the greater of the BSBY Daily Floating Rate or (ii) the Index Floor (as defined in the Loan Agreement), plus 2.00%. As of March 31, 2023, the Company had not utilized this facility.

The other facility being extended by the Bank to the Company is a fixed rate term loan in the amount of $16.0 million (“Facility 2”). Facility 2 was entered into and funded in conjunction with the purchase of Kestrel Labs. The interest rate is equal to 2.8% per year. The Company must pay interest on the first day of each month which began January 1, 2022 and the Company also repays the principal amount in equal installments of $444,444 per month through December 1, 2024.

The following table summarizes future principal payments on long-term debt as of March 31, 2023:

March 31,
(In thousands)
April 1, 2023 through December 31, 2023	$4,000
2024	5,333
Future principal payments	9,333
Less current portion	(5,333)
Less debt issuance costs	(36)
Long-term debt, net of debt issuance costs	$3,964

NOTE (9)   STOCK-BASED COMPENSATION PLANS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2023 and 2022, no stock option awards were granted under the 2017 Stock Plan. At March 31, 2023, the Company had 0.6 million stock options outstanding and exercisable under the following plans:

	Outstanding	Exercisable
	Number of Options	Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	211	211
2017 Stock Option Plan	356	355
Total	567	566

During the three months ended March 31, 2023, and 2022, 62,000 shares and 48,000 shares of restricted stock, respectively, were granted to management under the 2017 Stock Plan. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of the Company’s common stock on the date of grant. The vesting on the Restricted Stock Awards typically occurs quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cost of Revenue	$8	$15
Sales and marketing expense	61	59
General, and administrative	238	515
Total stock based compensation expense	$307	$589

The Company received cash proceeds of $27,000 and $3,000 related to option exercises during the three months ended March 31, 2023 and 2022, respectively.

A summary of stock option activity under all equity compensation plans for the three months ended March 31, 2023, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2022	793	$2.67	5.03	$8,908
Granted	—	—
Forfeited	(206)	6.30
Exercised	(20)	6.07
Outstanding at March 31, 2023	567	$1.24	3.32	$6,104

Exercisable at March 31, 2023	566	$1.22	3.31	$6,099

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock award activity under all equity compensation plans for the three months ended March 31, 2023, is presented below:

	Number of	Weighted
	Shares	Average
	(in thousands)	Grant Date Fair Value
Granted but not vested at December 31, 2022	431	$11.92
Granted	62	12.10
Forfeited	(3)	14.51
Vested	(46)	12.96
Granted but not vested at March 31, 2023	444	$11.82

As of March 31, 2023, the Company had approximately $4.5 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.39 years.

NOTE (10)   STOCKHOLDERS’ EQUITY

Treasury Stock

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

On October 31, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through October 31, 2023. From the inception of the plan through December 31, 2022, the Company purchased 495,138 shares of its common stock for $6.6 million or an average price of $13.43 per share. From the inception of the plan through March 31, 2023, the Company purchased 727,836 shares of its common stock for $10 million or an average price of $13.74 per share which completed this program.

Warrants

A summary of stock warrant activity for the three months ended March 31, 2023 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding and exercisable at December 31, 2022	99	$2.39	1.76	$1,140
Granted	—	$—
Exercised	(8)	$2.27
Forfeited	(2)	$—
Outstanding and exercisable at March 31, 2023	89	$2.41	1.52	$853

(1)Warrants were exercised under a net exercise provision in the warrant agreement. As a result, approximately 2,000 warrants were forfeited in lieu of cash payment for shares during the three months ended March 31, 2023.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (11)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits from stock option exercises and the tax impact of the change in fair value of contingent consideration. For the three months ended March 31, 2023 and 2022, discrete items adjusted were $1.5 million and $0.5 million, respectively. At March 31, 2023 and 2022, the Company is currently estimating an annual effective tax rate of approximately 24.5% and 25.1%, respectively. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 2% and 30% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the Company’s effective income tax rate for the three months ended March 31, 2023 compared to the same period in 2022, primarily relate to the tax impact of discrete items. Discrete items recognized during the three months ended March 31, 2023 and 2022, resulted in a tax benefit of approximately $0.4 million and a tax expense of approximately $0.1 million, respectively. The Company recorded an income tax expense of $33,000 and a tax expense of $605,000 for the three months ended March 31, 2023 and 2022, respectively.

No taxes were paid during the three months ended March 31, 2023 and 2022.

NOTE (12)   LEASES

The Company categorize leases at their inception as either operating or financing leases. Leases include various office and warehouse facilities which have been categorized as operating leases while certain equipment is leased under financing leases.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.01% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 9.40% which was used to measure its finance lease liability. The weighted average remaining lease term was 4.64 years and 2.42 years for operating and finance leases, respectively, as of March 31, 2023.

As of March 31, 2023, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
April 1, 2023 through December 31, 2023	1,672	114
2024	3,571	116
2025	3,586	76
2026	3,362	15
2027	3,149	—
2028	1,064	—
Total undiscounted future minimum lease payments	$16,404	$321
Less: Difference between undiscounted lease payments and discounted lease liabilities:	(1,613)	(35)
Total lease liabilities	$14,791	$286

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expenses were as follows:

	Three Months Ended
	March 31,
	2023	2022
Lease cost:
Operating lease cost:
Total operating lease expense	$1,121	$1,105
Finance lease cost:
Total amortization of leased assets	30	30
Interest on lease liabilities	7	10
Total net lease cost	$1,158	$1,145

For the three months ended March 31, 2023 and 2022, $0.1 million of operating lease costs were incurred at the Company’s manufacturing and warehouse facility and were included in cost of sales. For the three months ended March 31, 2023 and 2022, $1.0 million of operating lease costs were included in selling, general and administrative expenses on the condensed consolidated statement of income.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023, by level within the fair value hierarchy:

Fair Value Measurements at March 31, 2023
Quoted
Priced in
Active
		Markets	Significant
		for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration	$8,600	$—	$—	$8,600

Total	$8,600	$—	$—	$8,600

The following table sets forth a summary of changes in the contingent consideration for the three months ended March 31, 2023 (in thousands):

Contingent Consideration
Balance as of December 31, 2022	$10,000
Change in fair value of contingent consideration	(1,400)
Balance as of March 31, 2023	$8,600

NOTE (14)   CONCENTRATIONS

For the three months ended March 31, 2023, the Company sourced approximately 39% of the components for its electrotherapy products from three significant vendors. For the three months ended March 31, 2022 the Company sourced approximately 30% of components from two significant vendors. At March 31, 2023, the Company had receivables from one third-party payer that made up approximately 13% of the net accounts receivable balance. At December 31, 2022, the Company had receivables from one third-party payer which made up approximately 14% of the net accounts receivable balance.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE (16)   SUBSEQUENT EVENTS

No subsequent events identified through April 27, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report contains statements that are forward-looking, such as statements relating to plans for future organic growth and other business development activities, as well as the impact of reimbursement trends, other capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks include the ability to engage effective sales representatives, the need to obtain U.S. Food and Drug Administration (“FDA”) clearance and Certificate European (“CE”) marking of new products, the acceptance of new products as well as existing products by doctors and hospitals, our dependence on the reimbursement from insurance companies for products sold or leased to our customers, acceptance of our products by health insurance providers for reimbursement, larger competitors with greater financial resources, the need to keep pace with technological changes, our dependence on third-party manufacturers to produce key components of our products on time and to our specifications, implementation of our sales strategy including a strong direct sales force, the impact of COVID-19 on our business, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2022.

These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2022 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission.

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which includes electrotherapy and pain management products. As of March 31, 2023, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation). The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

RESULTS OF OPERATIONS

Summary

Net revenue was $42.2 million and $31.1 million for the three months ended March 31, 2023 and 2022, respectively. Net revenue increased 36% for the three-month period ended March 31, 2023. The Company had net income of $1.6 million during the three months ended March 31, 2023 as compared with net income of $1.4 million during the three months ended March 31, 2022. Cash flows provided by operating activities increased $0.1 million to $1.9 million during the three months ended March 31, 2023 as compared with cash flows used in operating activities of $1.8 million during the three months ended March 31, 2022. Working capital was $44.1 and $48.5 million at March 31, 2023 and December 31, 2022, respectively.

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

Supplies revenue is primarily comprised of sales of our consumable supplies to patients using our electrotherapy products, consisting primarily of surface electrodes and batteries. Revenue related to both devices and supplies is reported net, after adjustments for estimated third-party payer reimbursement deductions and estimated allowance for uncollectible accounts. The deductions are known throughout the healthcare industry as billing adjustments whereby the healthcare insurers unilaterally reduce the amount they reimburse for our products as compared to the sales prices charged by us. The deductions from gross revenue also take into account the estimated denials, net of resubmitted billings of claims for products placed with patients which may affect collectability. See our Significant Accounting Policies in Note 2 to the condensed consolidated financial statements for a more complete explanation of our revenue recognition policies.

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

Net revenue increased $11.1 million or 36% to $42.2 million for the three months ended March 31, 2023, from $31.1 million for the same period in 2022. The growth in net revenue is primarily related to the continued growth in device orders. In 2022, we saw annual order growth of 23% and additional order growth for the three months ended March 31, 2023 of 61%. Increased order growth has led to an increased customer base and drove higher sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our electrotherapy and complimentary products. Device revenue increased $5.2 million or 78% to $11.9 million for the three months ended March 31, 2023, from $6.7 million for the same period in 2022. The growth in device revenue is primarily related to an increase in orders of 61%.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue increased $5.8 million or 24% to $30.2 million for the three months ended March 31, 2023, from $24.4 million for the same period in 2022. The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2023 and 2022.

Operating Expenses

Cost of Revenue – Device and Supply

Cost of Revenue – device and supply consist primarily of device and supply costs, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended March 31, 2023 increased 34% to $9.3 million from $6.9 million for the three months ended March 31, 2022. The increase in cost of revenue is primarily due to increased revenue. As a percentage of revenue, cost of revenue – device and supply remained flat at 22% for the three months ended March 31, 2023 and 2022.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses. Sales and marketing expense for the three months ended March 31, 2023 increased 47% to $21.2 million from $14.4 million for the three months ended March 31, 2022. The increase in sales and marketing expense is primarily due to increased headcount and related salary and incentive compensation expenses. As a percentage of revenue, sales and marketing expense increased to 50% for the three months ended March 31, 2023 from 46% for the same period in 2022. The increase as a percentage of revenue is primarily due to the increased headcount and related salary and incentive compensation expenses, offset by an increase in revenue.

General and Administrative Expense

General and administrative expenses primarily consist of employee related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended March 31, 2023 increased 45% to $11.4 million from $7.8 million for the three months ended March 31, 2022. The increase in general and administrative expense is primarily due to increased head count within our billing department, increased professional and legal service expenses, a recorded allowance for uncollectible accounts, and increased headcount and research & development costs at ZMS. As a percentage of revenue, general and administrative expense increased to 27% for the three months ended March 31, 2023 from 25% for the same period in 2022. The increase as a percentage of revenue is primarily due to the aforementioned expenses, partially offset by increased revenue.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 2.5% and 30% for the three months ended March 31, 2023 and 2022, respectively. Discrete items, primarily related to tax benefits on change in fair value of contingent consideration and stock option exercises, of $0.4 million were recognized as a benefit against income tax expense for the three months ended March 31, 2023. Discrete items, primarily related to tax expense on stock option exercises of $0.1 million were recognized as a benefit against income tax expense for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022 the Company has an income tax expense of approximately $33,000 and $605,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At March 31, 2023, our principal source of liquidity was $16.8 million in cash and $32.1 million in accounts receivable. Net cash provided by operating activities for the three months ended March 31, 2023 was $1.9 million compared with net cash provided by operating activities of $1.8 million for the three months ended March 31, 2022. The increase in cash used in operating activities for the three months ended March 31, 2023 was primarily due to an increase in net income.

Net cash used in investing activities for each of the three months ended March 31, 2023 and 2022 was $0.2 and $0.1 million, respectively. Cash used in investing activities for the three months ended March 31, 2023 was primarily related to the purchase of property and equipment. Cash used in investing activities for the three months ended March 31, 2022 was primarily related to the purchase office furniture and equipment and leasehold improvements at our corporate headquarters.

Net cash used in financing activities for the three months ended March 31, 2023 was $5.1 million compared with net cash used in financing activities of $5.0 million for the same period in 2022. Cash used in financing activities for the three months ended March 31, 2023 was primarily due to the repurchase of our common stock of $3.4 million and principal payments on notes payable of $1.3 million. Cash used in financing activities for the three months ended March 31, 2022 was primarily due to the payment of a $0.10 dividend to common shareholders totaling $3.6 million, and principal payments on notes payable of $1.3 million.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash balance at March 31, 2023 of $16.8 million;
●	Our working capital balance of $44.1 million; and
●	Our projected income and cash flows for the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 to the consolidated financial statements located within our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 14, 2023.

RISKS AND UNCERTAINTIES

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the three months ended March 31, 2023 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of March 31, 2023. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

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

The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the consolidated financial statements included in the Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Marcum LLP as stated in their report, which is included in Item 8 of the Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than the additional risk factor disclosed below, there are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 14, 2023.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impacted.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

			Total Number of	In Thousands
			Shares	Maximum Value
			Purchased as	of Shares That
	Total	Average	Part of a	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan	Plan
January 1 - January 31, 2023
Share repurchase program (1)	116,000	$15.66	611,138	1,536

February 1 - February 28, 2023
Share repurchase program (1)	116,698	$13.16	727,836	—

March 1 - March 31, 2023
Share repurchase program (1)	—	$—	727,836	—
Quarter Total

Share repurchase program (1)	232,698	$14.41	727,836	—
(1)	Shares were purchased through the Company’s publicly announced share repurchase program approved by the Company’s Board of Directors on October 31, 2022. The program was fully utilized during the Company’s first quarter.

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

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: April 27, 2023	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)