Form 10-Q
period 2023-06-30
ZYNEX INC
filed 2023-07-27
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 26, 2023
Common Stock, par value $0.001	35,925,522

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2023	December 31,
	(unaudited)	2022
ASSETS
Current assets:
Cash	$58,749	$20,144
Accounts receivable, net	32,957	35,063
Inventory, net	14,325	13,484
Prepaid expenses and other	1,529	868
Total current assets	107,560	69,559

Property and equipment, net	2,373	2,175
Operating lease asset	10,923	12,841
Finance lease asset	211	270
Deposits	683	591
Intangible assets, net of accumulated amortization	8,616	9,067
Goodwill	20,401	20,401
Deferred income taxes	1,802	1,562
Total assets	$152,569	$116,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	5,930	5,601
Cash dividends payable	14	16
Operating lease liability	1,921	2,476
Finance lease liability	122	128
Income taxes payable	—	1,995
Current portion of debt	—	5,333
Accrued payroll and related taxes	6,108	5,537
Total current liabilities	14,095	21,086
Long-term liabilities:
Long-term portion of debt, less issuance costs	—	5,293
Convertible senior notes, less issuance costs	57,155	—
Contingent consideration	6,900	10,000
Operating lease liability	12,020	13,541
Finance lease liability	132	188
Total liabilities	90,302	50,108

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,639,575 issued and 36,014,243 outstanding as of June 30, 2023 41,658,132 issued and 36,825,081 outstanding as of December 31, 2022	36	39
Additional paid-in capital	82,888	82,431
Treasury stock of 5,151,913 and 4,253,015 shares at June 30, 2023 and December 31, 2022, respectively, at cost	(42,628)	(33,160)
Retained earnings	21,971	17,048
Total stockholders’ equity	62,267	66,358
Total liabilities and stockholders’ equity	$152,569	$116,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
NET REVENUE
Devices	$13,743	$9,505	$25,687	$16,230
Supplies	31,209	27,254	61,435	51,612
Total net revenue	44,952	36,759	87,122	67,842

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	9,272	7,305	18,541	14,226
Sales and marketing	21,609	16,314	42,836	30,738
General and administrative	11,358	8,776	22,748	16,608
Total costs of revenue and operating expenses	42,239	32,395	84,125	61,572

Income from operations	2,713	4,364	2,997	6,270

Other income (expense)
Gain on sale of fixed assets	—	—	2	—
Gain (loss) on change in fair value of contingent consideration	1,700	(100)	3,100	100
Interest expense, net	(317)	(115)	(401)	(239)
Other income (expense), net	1,383	(215)	2,701	(139)

Income from operations before income taxes	4,096	4,149	5,698	6,131
Income tax expense	742	803	775	1,408
Net income	$3,354	$3,346	$4,923	$4,723

Net income per share:
Basic	$0.09	$0.09	$0.13	$0.12
Diluted	$0.09	$0.08	$0.13	$0.12

Weighted average basic shares outstanding	36,435	38,851	36,564	39,305
Weighted average diluted shares outstanding	37,061	39,893	37,249	40,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,923	$4,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,311	1,025
Amortization	620	461
Non-cash reserve charges	(91)	(9)
Stock-based compensation	967	1,124
Non-cash lease expense	(158)	237
Benefit for deferred income taxes	(240)	(392)
Gain on change in fair value of contingent consideration	(3,100)	(100)
Gain on sale of fixed assets	(2)	—
Change in operating assets and liabilities:
Accounts receivable	2,106	808
Prepaid and other assets	(661)	(669)
Accounts payable and other accrued expenses	(1,172)	(1,020)
Inventory	(1,736)	(4,604)
Deposits	(92)	(6)
Net cash provided by operating activities	2,675	1,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(394)	(212)
Proceeds on sale of fixed assets	10	—
Net cash used in investing activities	(384)	(212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(62)	(58)
Cash dividends paid	(1)	(3,613)
Purchase of treasury stock	(9,468)	(10,655)
Proceeds from issuance of convertible senior notes, net of issuance costs	57,026	—
Proceeds from the issuance of common stock on stock-based awards	32	14
Principal payments on long-term debt	(10,667)	(2,667)
Taxes withheld and paid on employees’ equity awards	(546)	(122)
Net cash provided by (used in) financing activities	36,314	(17,101)
Net increase (decrease) in cash	38,605	(15,735)
Cash at beginning of period	20,144	42,612
Cash at end of period	$58,749	$26,877

Supplemental disclosure of cash flow information:
Cash paid on interest, net	$(260)	$(208)
Cash paid for rent	$(2,378)	$(1,965)
Cash paid for income taxes	$(2,985)	(3,926)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$211
Vesting of restricted stock awards	$(3)	$—
Inventory transferred to property and equipment under lease	$894	$788
Capital expenditures not yet paid	$78	$48
Non-cash dividend adjustment	$(1)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2021	39,737,890	41	80,397	(6,513)	—	73,925
Exercised and vested stock-based awards	38,355	—	3	—	—	3
Stock-based compensation expense	—	—	589	—	—	589
Shares of common stock withheld to pay taxes on employees’ equity awards	(10,873)	—	(76)	—	—	(76)
Stock dividend adjustments	11,444	—	—	—	—	—
Net income	—	—	—	—	1,377	1,377
Balance at March 31, 2022	39,776,816	$41	80,913	$(6,513)	$1,377	$75,818
Exercised and vested stock-based awards	178,727	1	11	—	—	12
Stock-based compensation expense	—	—	535	—	—	535
Shares of common stock withheld to pay taxes on employees’ equity awards	(47,603)	—	(47)	—	—	(47)
Purchase of treasury stock	(1,504,374)	(2)	—	(10,653)	—	(10,655)
Net income	—	—	—	—	3,346	3,346
Balance at June 30, 2022	38,403,566	$40	$81,412	$(17,166)	$4,723	$69,009

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2022	36,825,081	39	82,431	(33,160)	17,048	66,358
Exercised and vested stock-based awards	66,045	—	27	—	—	27
Stock-based compensation expense	—	—	307	—	—	307
Warrants exercised	10,000	—	—	—	—	—
Shares of common stock withheld to pay taxes on employees’ equity awards	(22,387)	—	(422)	—	—	(422)
Purchase of treasury stock	(232,698)	—	—	(3,353)	—	(3,353)
Net income	—	—	—	—	1,569	1,569
Balance at March 31, 2023	36,646,041	$39	$82,343	$(36,513)	$18,617	$64,486
Exercised and vested stock-based awards	45,626	—	9	—	—	9
Stock-based compensation expense	—	—	660	—	—	660
Shares of common stock withheld to pay taxes on employees’ equity awards	(11,224)	(3)	(124)	—	—	(127)
Purchase of treasury stock	(666,200)	—	—	(6,115)	—	(6,115)
Net income	—	—	—	—	3,354	3,354
Balance at June 30, 2023	36,014,243	$36	$82,888	$(42,628)	$21,971	$62,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of June 30, 2023, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation). The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the six months ended June 30, 2023 and 2022, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2023 and the results of its operations and its cash flows for the periods presented. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Accounts Receivable, Net

The Company’s accounts receivable represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies or complementary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company invoices the patient’s third-party payer and/or the patient. Billing adjustments represent the difference between the list price and the reimbursement rates set by third-party payers, including Medicare, commercial payers and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written-off after several appeals, which in some cases may take longer than twelve months. Substantially all of the Company’s receivables are due from patients with commercial or government health plans and workers compensation claims with a smaller portion related to private pay individuals, attorney, and auto claims. The Company maintains a constraint for third-party payer refund requests, deductions and adjustments. See Note 15 – Concentrations for discussion of significant customer accounts receivable balances.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a breakdown of disaggregated net revenues for the three and six months ended June 30, 2023 and 2022 related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”), leases subject to ASC 842 – “Leases” (“ASC 842”), and supplies (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Device revenue
Purchased	$4,781	$2,268	$9,422	$4,457
Leased	8,962	7,237	16,265	11,773
Total device revenue	$13,743	$9,505	$25,687	$16,230
Supplies revenue	31,209	27,254	61,435	51,612
Total revenue	$44,952	$36,759	$87,122	$67,842

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. For the finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on the Company’s condensed consolidated balance sheets. For additional information on the leases where the Company is the lessee, see Note 13- Leases.

A significant portion of device revenue is derived from patients who obtain devices under month-to-month lease arrangements where the Company is the lessor. Revenue related to devices on lease is recognized in accordance with ASC 842. Using the guidance in ASC 842, the Company concluded the transactions should be accounted for as operating leases based on the following criteria below:

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)   INVENTORY

The components of inventory are as follows (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$3,998	$3,506
Work-in-process	785	1,205
Finished goods	7,724	7,750
Inventory in transit	2,086	1,291
	$14,593	$13,752
Less: reserve	(268)	(268)
	$14,325	$13,484

(4)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	June 30, 2023	December 31, 2022
Property and equipment
Office furniture and equipment	$3,105	$2,819
Assembly equipment	141	110
Vehicles	203	203
Leasehold improvements	1,173	1,173
Leased devices	1,289	1,162
Capital projects	137	—
	$6,048	$5,467
Less accumulated depreciation	(3,675)	(3,292)
	$2,373	$2,175

Total depreciation expense related to our property and equipment was $0.2 million for the three months ended June 30, 2023 and 2022. Depreciation expense for the six month periods ended June 30, 2023 and 2022 was $0.4 million.

Total depreciation expense related to devices out on lease was $0.5 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense related to devices out on lease was $0.9 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on an analysis of the number of units which are still with patients for which the Company cannot determine the current status.

(5)   BUSINESS COMBINATIONS

On December 22, 2021, the Company and its wholly-owned subsidiary Zynex Monitoring Solutions, Inc., entered into a Stock Purchase Agreement (the “Agreement”) with Kestrel and each of the shareholders of Kestrel (collectively, the “Selling Shareholders”). Under the Agreement, the Selling Shareholders agreed to sell all of the outstanding common stock of Kestrel (the “Kestrel Shares”) to the Company. The consideration for the Kestrel Shares consisted of $16.1 million cash and 1,467,785 shares of the Company’s common stock (the “Zynex Shares”). All of the Zynex Shares were subject to a lockup agreement for a period of one year from the closing date under the Agreement (the “Closing Date”). The Agreement provides the Selling Shareholders with piggyback registration rights. 978,524 of the Zynex Shares were deposited in escrow (the “Escrow Shares”). The number of Escrow Shares were subject to adjustment on the one-year anniversary of the Closing Date (or in connection with any Liquidation Event (as defined in the Agreement) that occurs prior to such anniversary date) based on the number of shares equal to $10.0 million divided by a 30-day volume weighted average closing price of the Company’s common stock. The Escrow Shares were adjusted on the anniversary date, which resulted in the cancellation of 156,673 Escrow Shares. Half of the Escrow Shares will be released on submission of a dossier on a laser-based photoplethysmographic device (the “Device”) to the FDA for permission to market and sell

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Device in the United States. The other half of the Escrow Shares will be released upon determination by the FDA that the Device can be marketed and sold in the United States. The amount of escrow shares were recalculated at June 30, 2022, and are included in the calculation of diluted earnings per share for June 30, 2022. No additional calculation was required for the Escrow Shares at June 30, 2023, as the Escrow Share number was finalized on the anniversary date, and the shares are included in the Company’s calculation of basic earnings per share. The maximum amount of Zynex Shares that may be released are limited to 19.9% of the total number of common shares and total voting power of common shares of the Company (see Note 14 - Fair Value Measurements for more information regarding this liability).

The acquisition of Kestrel has been accounted for as a business combination under ASC 805 – “Business Combinations” (“ASC 805”). Under ASC 805, assets acquired, and liabilities assumed in a business combination must be recorded at their fair values as of the acquisition date.

(6)   GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended December 31, 2021 the Company completed the acquisition of Kestrel, which resulted in goodwill of $20.4 million (see Note 5 – Business Combinations).

As of June 30, 2023, there was no change in the carrying amount of goodwill, and there were no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of June 30, 2023.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2022	$10,000	$(933)	$9,067	10.00
Amortization expense		(451)	(451)
Acquired patents at June 30, 2023	$10,000	$(1,384)	$8,616	9.48

The following table summarizes the estimated future amortization expense to be recognized over the remainder of 2023, next five fiscal years, and periods thereafter:

(In thousands)
July 1, 2023 through December 31, 2023	458
2024	911
2025	908
2026	908
2027	908
Thereafter	4,523
Total future amortization expense	$8,616

(7)   EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Dilution resulting from stock-based compensation plans is determined using the treasury stock method and dilution resulting from the 2023 Convertible Senior Notes is determined using the if-converted method. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential common shares outstanding would be anti-dilutive.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per share
Net income	$3,354	$3,346	$4,923	$4,723
Basic weighted average shares outstanding	36,435	38,851	36,564	39,305
Basic earnings per share	$0.09	0.09	0.13	0.12
Diluted earnings per share
Net income	$3,354	3,346	4,923	4,723
Weighted average shares outstanding	36,435	38,851	36,564	39,305
Effect of dilutive securities - options and restricted stock	626	1,042	685	1,062
Diluted weighted-average shares outstanding	37,061	39,893	37,249	40,367
Diluted earnings per share	$0.09	0.08	$0.13	$0.12

For the three and six months ended June 30, 2023, equity grants of 39,000 and 21,000 shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For the three and six months ended June 30, 2022, equity grants of 293,000 and 341,000 shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For three and six months ended June 30, 2023, conversion options to purchase 3.2 million and 1.6 million shares, respectively, resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive (see Note 9 – Convertible Senior Notes).

(8)   NOTES PAYABLE

The Company entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) in December 2021. Under this Loan Agreement, the Bank extended two facilities to the Company. Specified assets were pledged as collateral. One facility was a line of credit in the amount of $4.0 million available until December 1, 2024 (the “Facility 1”). Interest on Facility 1 was due on the first day of each month beginning January 1, 2022. The interest rate was an annual rate equal to the sum of (i) the greater of the BSBY Daily Floating Rate or (ii) the Index Floor (as defined in the Loan Agreement), plus 2.00%. The Company did not utilize the facility during the three and six months ended June 30, 2023 and June 30, 2022. During May 2023, the facility was terminated.

The other facility extended by the Bank to the Company was a fixed rate term loan in the amount of up to $16.0 million (the “Facility 2”). Facility 2 was entered into and funded in conjunction with the purchase of Kestrel Labs at an interest rate equal to 2.8% per year. The Company had to pay interest on the first day of each month which began January 1, 2022 and the Company also repaid the principal amount in equal installments of $444,444 per month. All unpaid interest and principal on Facility 2 was fully paid off and the Facility was terminated during May 2023.

(9)   CONVERTIBLE SENIOR NOTES

In May 2023, the Company issued $52.5 million aggregate principal amount of 5.00% Convertible Senior Notes due May 15, 2026 (the “2023 Convertible Senior Notes”). In May 2023, the Company issued an additional $7.5 million aggregate principal amount of the 2023 Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option.

Interest on the 2023 Convertible Senior Notes is payable semiannually in arrears, beginning November 15, 2023. The 2023 Convertible Senior Notes will mature on May 15, 2026, unless earlier converted or repurchased, and are redeemable at the option of the Company on or after May 20, 2025. The 2023 Convertible Senior Notes are direct, unsecured, and unsubordinated obligations of the Company, ranking equally with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding, and are effectively subordinated to all secured indebtedness of the Company.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Holders may convert their 2023 Convertible Senior Notes at their option prior to the close of business on the business day preceding September 30, 2023, but only under the following circumstances: during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least twenty trading days (whether or not consecutive) during the period of thirty consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day as determined by the Company; during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of 2023 Convertible Senior Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or upon the occurrence of certain corporate events specified in the indenture governing the 2023 Convertible Senior Notes.

On or after February 15, 2026, a holder may convert all or any portion of its 2023 Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.

The Company will settle conversions of the 2023 Convertible Senior Notes by paying cash up to the aggregate principal amount of the 2023 Convertible Senior Notes to be converted and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2023 Convertible Senior Notes being converted. The 2023 Convertible Senior Notes are initially convertible at a rate of 92.8031 shares of common stock per $1,000 principal amount converted, which is approximately equal to $10.78 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change, which includes certain change in control transactions, the approval by Zynex’s stockholders of any plan or proposal for the liquidation or dissolution of Zynex and certain de-listing events with respect to Zynex’s common stock, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change.

Upon the occurrence of a fundamental change, holders of the 2023 Convertible Senior Notes may require the Company to purchase all or a portion of their 2023 Convertible Senior Notes, in principal amounts equal to $1,000 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the 2023 Convertible Senior Notes to be purchased plus any accrued and unpaid interest.

The following table summarizes the minimum interest payments over the remainder of 2023 and next three fiscal years until maturity in May 2026.

(In thousands)
July 1, 2023 through December 31, 2023	$1,592
2024	3,050
2025	3,042
2026	1,508

(10)   STOCK-BASED COMPENSATION PLANS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2023, no stock option awards were granted under the 2017 Stock Plan. During the three and six months ended June 30, 2022, 200,000 stock option awards were granted under the 2017 Stock Plan. At June 30, 2023, the company had 0.6 million stock options outstanding and 0.6 million exercisable under the following plans:

	Outstanding	Exercisable
	Number of Options	Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	211	211
2017 Stock Option Plan	351	350
Total	562	561

During the three and six months ended June 30, 2023, 72,000 and 134,000 shares of restricted stock were granted under the 2017 Stock Plan, respectively. During the three and six months ended June 30, 2022, 45,000 and 93,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on restricted stock awards typically occur quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cost of Revenue	$7	$12	$15	$27
Sales and marketing expense	69	55	130	114
General, and administrative	584	468	822	983
Total stock based compensation expense	$660	$535	$967	$1,124

The Company received proceeds of $0.1 million related to option exercises during the three and six months ended June 30, 2023. The Company received proceeds of $0.1 million related to option exercises during each of the three and six months ended June 30, 2022. No stock option awards were granted by the Company during the three and six months ended June 30, 2023.

A summary of stock option activity under all equity compensation plans for the six months ended June 30, 2023, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2022	793	$2.67	5.03	$8,908
Granted	—	$—
Forfeited	(206)	$6.30
Exercised	(25)	$5.38
Outstanding at June 30, 2023	562	$1.23	3.05	$4,701

Exercisable at June 30, 2023	561	$1.21	3.04	$4,699

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock award activity under all equity compensation plans for the six months ended June 30, 2023, is presented below:

	Number of
	Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Granted but not vested at December 31, 2022	431	$11.92
Granted	134	10.81
Forfeited	(4)	12.65
Vested	(88)	12.14
Granted but not vested at June 30, 2023	473	$11.56

As of June 30, 2023, the Company had approximately $4.5 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.3 years.

(11)   STOCKHOLDERS’ EQUITY

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

On May 10, 2023, the disinterested members of the Board of Directors and Audit Committee approved the purchase of 300,000 shares of the Company’s common stock from Thomas Sandgaard, Chairman, President, Chief Executive Officer and Principal Executive Officer, at the closing market price on May 10, 2023 of $9.61 per share for $2.9 million. See Note 17 - Related Parties for additional information.

On June 13, 2023, the disinterested members of the Board of Directors and Audit Committee approved the purchase of 300,000 shares of the Company’s common stock from Thomas Sandgaard, Chairman, President, Chief Executive Officer and Principal Executive Officer, at the closing market price on June 13, 2023, of $8.62 per share for $2.6 million. See Note 17 - Related Parties for additional information.

On June 13, 2023, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through June 13, 2024. From the inception of the plan through June 30 2023, the Company purchased 66,200 shares of its common stock for $0.6 million or an average price of $9.76 per share.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of stock warrant activity for the six months ended June 30, 2023 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding and exercisable at December 31, 2022	99	$2.39	1.76	$1,140
Granted	—	$—
Exercised	(8)	$2.27
Forfeited	(2)	$—
Outstanding and exercisable at June 30, 2023	89	$2.41	1.27	$639

(12)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits from stock option exercises and the tax impact of the change in fair value of contingent consideration. For the three months ended June 30, 2023 and 2022 discrete items adjusted were ($1.6) million and ($0.9) million, respectively. For the six months ended June 30, 2023 and 2022 discrete items adjusted were ($3.1) million and ($0.4) million, respectively. At June 30, 2023 and 2022, the Company is estimating an annual effective tax rate of approximately 27% and 25%, respectively. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 14% and 23% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the Company’s effective income tax rate for the six months ended June 30, 2023 compared to the same period in 2022, primarily relate to the tax impact of discrete items, in particular the change in fair value of contingent consideration recorded during the current quarter which is not expected to be taxable. The Company recorded income tax expense of $0.7 million and $0.8 million for the three and six months ended June 30, 2023, respectively, and income tax expense of $0.8 million and $1.4 million for the three and six months ended June 30, 2022, respectively.

Taxes of $3.0 million and $3.9 million were paid during the six months ended June 30, 2023 and 2022, respectively.

(13)   LEASES

The Company categorizes leases at their inception as either operating or financing leases. Leases include various office and warehouse facilities which have been categorized as operating leases while certain equipment is leased under financing leases.

During February 2023, the Company entered into a lease agreement for approximately 41,427 square feet of office space for the operations of ZMS in Englewood, CO. The lease commences on July 1, 2023 and runs through December 31, 2028. At the expiration of the lease term the Company has the option to renew the lease for one additional five year period. The Company is entitled to rent abatements for the first six months of the lease and tenant improvement allowances. Payments based on the initial rate of $24.75 per square foot begin in January 2024. The price per square foot increases by an additional $0.50 during each subsequent twelve-month period of the lease after the abatement period. The Company anticipates the recognition of a lease liability of $4.2 million related to the lease during the Company’s third quarter of 2023, which is excluded from the future minimum lease payments table below.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 3.99% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 9.40% which was used to measure its finance lease liability. The weighted average remaining lease term was 4.55 years and 2.23 years for operating and finance leases, respectively, as of June 30, 2023.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
July 1, 2023 through December 31, 2023	$677	$76
2024	3,571	116
2025	3,586	76
2026	3,362	15
2027	3,150	—
2028	1,064	—
Total undiscounted future minimum lease payments	$15,410	$283
Less: difference between undiscounted lease payments and discounted lease liabilities:	(1,469)	(29)
Total lease liabilities	$13,941	$254

The components of lease expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost:
Total operating lease expense	$1,121	$1,113	$2,242	$2,219
Finance lease cost:
Total amortization of leased assets	29	29	59	59
Interest on lease liabilities	7	9	14	19
Total net lease cost	$1,157	$1,151	$2,315	$2,297

For the three months ended June 30, 2023 and 2022, $0.1 million and $0.2 million, respectively, of operating lease costs were incurred at the Company’s manufacturing and warehouse facility and were included in cost of sales. For the three and six months ended June 30, 2023 and 2022, $1.0 million and $2.0 million, respectively, of operating lease costs were included in selling, general and administrative expenses on the condensed consolidated statement of income.

(14)   FAIR VALUE MEASUREMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023, by level within the fair value hierarchy:

Fair Value Measurements at June 30, 2023
Quoted
Priced in
Active
		Markets	Significant
		for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration	$6,900	$—	$—	$6,900

Total	$6,900	$—	$—	$6,900

The following table sets forth a summary of changes in the contingent consideration for the three months ended June 30, 2023 (in thousands):

Contingent Consideration
Balance as of December 31, 2022	$10,000
Change in fair value of contingent consideration	(3,100)
Balance as of June 30, 2023	$6,900

(15)   CONCENTRATIONS

For the three months ended June 30, 2023, the Company sourced approximately 24% of the supplies for its electrotherapy products from two significant vendors. For the same period in 2022, the Company sourced approximately 58% of the supplies for its electrotherapy products from four significant vendors.

For the six months ended June 30, 2023, the Company sourced approximately 26% of supplies for its electrotherapy products from two significant vendors. For the same period in 2022, the Company sourced approximately 53% of supplies for its electrotherapy products from four significant vendors.

At June 30, 2023, the Company had no receivables from any third-party payers that made up over 10% of the net accounts receivable balance. At December 31, 2022, the Company had receivables from one third-party payer which made up approximately 14% of the net accounts receivable balance.

(16)   COMMITMENTS AND CONTINGENCIES

See Note 13 for details regarding commitments under the Company’s long-term leases.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(17)   RELATED PARTIES

On May 10, 2023, the disinterested Board and Audit Committee approved the purchase of 300,000 common shares of ZYXI from Mr. Sandgaard, Chairman, President, Chief Executive Officer and Principal Executive Officer, at the closing market price on May 10, 2023 of $9.61 per share, resulting in a total transactional value of $2,883,000.

On June 13, 2023, the disinterested Board and Audit Committee approved the purchase of 300,000 common shares of ZYXI from Mr. Sandgaard at the closing market price on June 13, 2023, of $8.62 per share, resulting in a total transactional value of $2,586,000.

At the time of each aforementioned transactions, the disinterested Board and Audit Committee Members deemed it to be in the best interest of The Company to purchase the shares as they believe the current market price for the Company’s stock is undervalued and the Company’s cash position is such that the purchase of shares from Mr. Sandgaard is a good use of the Company’s funds at the time of each transaction. For each transaction, the following impacts were discussed before approval of the sale:

(i) the Company’s cash position and capital needs for its continuing operations; (ii) the alternative uses for the cash used to purchase the Sandgaard Shares, including repayment of outstanding indebtedness; (iii) the possible effect on earnings per share and book value per share; (iv) and the potential effect of the trading of the Company’s shares, if Mr. Sandgaard were to sell the shares in the open market.

(18)   SUBSEQUENT EVENTS

No subsequent events identified through July 27, 2023.

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

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of June 30, 2022, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which were incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

On June 15, 2023, Zynex, Inc entered into an investor relations consulting agreement with MZHCI, LLC.

RESULTS OF OPERATIONS

Summary

Net revenue was $45.0 million and $36.8 million for the three months ended June 30, 2023 and 2022, respectively, and $87.1 million and $67.8 million for the six months ended June 30, 2023 and 2022, respectively. Net revenue increased 22% and 28% for the three and six-month periods ended June 30, 2023, respectively. Net income was $3.4 million for the three months ended June 30, 2023 compared with $3.3 million during the same period in 2022. Net income was $4.9 million for the six months ended June 30, 2023 compared with $4.7 million during the same period in 2022. Cash provided by operating activities was $2.7 million during the six months ended June 30, 2023 compared with $1.6 million during the same period in 2022. Working capital was $93.5 million and $48.5 million as of June 30, 2023 and December 31, 2022, respectively.

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

Net revenue increased $8.2 million or 22% to $45.0 million for the three months ended June 30, 2023, from $36.8 million for the same period in 2022. Net revenue increased $19.3 million or 28% to $87.1 million for the six months ended June 30, 2023, from $67.8 million for the same period in 2022. For both the three and six-month periods ended June 30, 2023, the growth in net revenue from the same periods in 2022 is primarily related to a 51% and 55% growth in device orders, respectively, which resulted from a larger customer base and led to increased sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $4.2 million or 45% to $13.7 million for the three months ended June 30, 2023, from $9.5 million for the same period in 2022.

Device revenue increased $9.5 million or 58% to $25.7 million for the six months ended June 30, 2023, from $16.2 million for the same period in 2022.

For both the three and six-month periods ended June 30, 2023, the growth in net revenue from the same periods in 2022 is primarily related to a 51% and 55% growth in device orders, respectively.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue increased $3.9 million or 15% to $31.2 million for the three months ended June 30, 2023, from $27.3 million for the same period in 2022.

Supplies revenue increased $9.8 million or 19% to $61.4 million for the six months ended June 30, 2023, from $51.6 million for the same period in 2022.

The increase in supplies revenue is primarily related to an increased customer base from increased device sales in 2022 and 2023.

Operating Expenses

Cost of Revenue – Devices and Supplies

Cost of Revenue – devices and supplies consist primarily of device and supply costs, facilities, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended June 30, 2023 increased 27% to $9.3 million from $7.3 million from the same period in 2022. As a percentage of revenue, cost of revenue – devices and supplies increased to 21% from 20% for the three months ended June 30, 2023 and 2022, respectively.

Cost of revenue for the six months ended June 30, 2023 increased 30% to $18.5 million from $14.2 million for the same period in 2022. As a percentage of revenue, cost of revenue – device and supply remained flat at 21% for the six months ended June 30, 2023 and 2022.

The increase in cost of revenue – devices and supplies, in the three and six month periods ending June 30, 2023, is due to increased volumes related to higher revenue.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee-related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended June 30, 2023 increased 32% to $21.6 million from $16.3 million for the same period in 2022. The increase in sales and marketing expense is primarily due to increased commission and incentive pay from increased orders, increased headcount of our sales force, and rising wages in the U.S. due to a very competitive job market. As a percentage of revenue, sales and marketing expense increased to 48% from 44% for the three months ended June 30, 2023 and 2022, respectively, primarily due to the aforementioned expenses, offset by increased revenue.

Sales and marketing expense for the six months ended June 30, 2023 increased 39% to $42.8 million from $30.7 million for the same period in 2022. The increase in sales and marketing expense is primarily due to increased commission and incentive pay from increased orders, and inflation and rising wages in the U.S. due to a very competitive job market. As a percentage of revenue, sales and marketing expense increased to 49% from 45% for the six months ended June 30, 2023 and 2022, respectively. The increase as a percentage of revenue is primarily due to the additional expenses noted above, slightly offset by the increase in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended June 30, 2023 increased 29% to $11.4 million from $8.8 million for the same period in 2022. The increase in general and administrative expense for the three months is primarily due to increased compensation and benefit expense related to headcount growth, and professional fees due to additional external resources and additional compliance fees related to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a percentage of revenue, general and administrative expense increased to 25% for the three months ended June 30, 2023 from 24% for the same period in 2022. The increase as a percentage of revenue is primarily due to the items noted above, partially offset by the increase in revenue during the period.

General and administrative expense for the six months ended June 30, 2023 increased 37% to $22.7 million from $16.6 million for the same period in 2022. The increase in general and administrative expense for the six months is primarily due to increased compensation and benefit expense related to headcount growth, increased professional and legal service expenses. As a percentage of revenue, general and administrative expense increased to 26% for the six months ended June 30, 2023 from 24% for the same period in 2022. The increase as a percentage of revenue is primarily due to the aforementioned expenses, partially offset by the increase in revenue during the period.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 18% and 14% for the three and six months ended June 30, 2023, respectively. Discrete items, primarily related to the tax impact of the change in fair value of contingent consideration, of ($1.6) million and ($3.1) million for the three and six months ended June 30, 2023, respectively, are recognized as a benefit against income tax expense. For the three and six months ended June 30, 2023 the Company recorded an income tax expense of approximately $0.7 million and $0.8 million, respectively. The Company recorded income tax expense of $0.8 million and $1.4 million for the three and six months ended June 30, 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At June 30, 2023, our principal source of liquidity was $58.7 million in cash and $33.0 million in accounts receivable.

Net cash provided by operating activities for the six months ended June 30, 2023 was $2.7 million compared with net cash provided by operating activities of $1.6 million for the six months ended June 30, 2022. The increase in cash provided by operating activities for the six months ended June 30, 2023 was primarily due to an increase in net income as well as a decrease in the receivables balance. The increase was partially offset by the change in fair value of contingent consideration.

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $0.4 million and $0.2 million, respectively. Cash used in investing activities for the six months ended June 30, 2023 was primarily related to the build out of our facility for the operations of ZMS, and the purchase of computer equipment. Cash used in investing activities for the six months ended June 30, 2022 was primarily related to the purchase of leasehold improvements for the operations of the ZMS Boulder location and the purchase of computer equipment.

Net cash provided by financing activities for the six months ended June 30, 2023 was $36.3 million compared with net cash used in financing activities of $17.1 million for the same period in 2022. Net cash provided by financing activities for the six months ended June 30, 2023 was primarily due to the proceeds from the issuance of the 2023 Convertible Senior Notes, offset by purchases of treasury stock, and principal payments and termination of long-term debt. Net cash used in financing activities for the six months ended June 30, 2022 was primarily due to purchases of treasury stock, payment of cash dividends in January 2022, and principal payments on long-term debt.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash balance at June 30, 2023 of $58.7 million;
●	Our working capital balance of $93.5 million;
●	Our projected income and cash flows for the next 12 months.

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

COVID-19 UPDATE

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and spread to other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 as a pandemic (the “COVID-19 pandemic”). The COVID-19 pandemic, including multiple variants, resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business interruptions and other measures.

Although the World Health Organization declared an end to the COVID-19 pandemic on May 5, 2023, we continue to actively monitor the impact of COVID-19. While the Company did not incur significant disruptions to its operations during the three months ended June 30, 2023 from COVID-19, the full extent of COVID-19 on our operations and the markets we serve remains uncertain and will depend largely on future developments related to COVID-19, including infection rates increasing or returning in various geographic areas, variations of COVID-19, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. Future developments regarding COVID-19 and its effects cannot be accurately predicted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of June 30, 2023. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 14, 2023 and our Quarterly Report on Form 10-Q for the period ended March 31, 2023 filed with the SEC on April 27, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

			Total Number of	In Thousands
			Shares	Maximum Value
			Purchased as	of Shares That
	Total	Average	Part of a	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan	Plan
April 1 - May 31, 2023
Share repurchase program (1)	300,000	$9.61	300,000	—

June 1 - June 30, 2023
Share repurchase program (2)	300,000	$8.62	300,000	—
Share repurchase program (3)	66,200	$9.76	66,200	9,354
Quarter Total
Share repurchase program (1)	300,000	$9.61	300,000	—
Share repurchase program (2)	300,000	$8.62	300,000	—
Share repurchase program (3)	66,200	$9.76	66,200	9,354
(1)	On May 10, 2023, the disinterested Board and Audit Committee approved the purchase of 300,000 shares of the Company’s common stock from Thomas Sandgaard, Chief Executive Officer, at the closing market price on May 10, 2023 of $9.61 per share.
(2)	On June 13, 2023, the disinterested Board and Audit Committee approved the purchase of 300,000 shares of the Company’s common stock from Thomas Sandgaard, Chief Executive Officer, at the closing market price on June 13, 2023, of $8.62 per share.
(3)	Shares were purchased through the Company’s publicly announced share repurchase program dated June 13, 2023. The program expires on June 13, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description
4.1

Indenture, dated as of May 9, 2023, between Zynex, Inc. and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 9, 2023)

4.2	Form of certificate representing the 5.00% Convertible Senior Notes due 2023 (included as Exhibit A to Exhibit 4.1)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: July 27, 2023	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)