Form 10-Q
period 2023-09-30
ZYNEX INC
filed 2023-10-26
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 26, 2023
Common Stock, par value $0.001	33,903,777

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	September 30, 2023	December 31,
	(unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$42,517	$20,144
Short-term investments, net	9,924	—
Accounts receivable, net	33,288	35,063
Inventory, net	14,186	13,484
Prepaid expenses and other	3,008	868
Total current assets	102,923	69,559

Property and equipment, net	2,468	2,175
Operating lease asset	13,168	12,841
Finance lease asset	637	270
Deposits	409	591
Intangible assets, net of accumulated amortization	8,387	9,067
Goodwill	20,401	20,401
Deferred income taxes	3,036	1,562
Total assets	$151,429	$116,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	8,050	5,617
Operating lease liability	3,072	2,476
Finance lease liability	210	128
Income taxes payable	1,996	1,995
Current portion of debt	—	5,333
Accrued payroll and related taxes	6,515	5,537
Total current liabilities	19,843	21,086
Long-term liabilities:
Long-term portion of debt, less issuance costs	—	5,293
Convertible senior notes, less issuance costs	57,375	—
Contingent consideration	—	10,000
Operating lease liability	15,154	13,541
Finance lease liability	475	188
Total liabilities	92,847	50,108

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,702,560 issued and 34,220,824 outstanding as of September 30, 2023 41,658,132 issued and 36,825,081 outstanding as of December 31, 2022	34	39
Additional paid-in capital	90,543	82,431
Treasury stock of 6,996,129 and 4,253,015 shares at September 30, 2023 and December 31, 2022, respectively, at cost	(57,560)	(33,160)
Retained earnings	25,565	17,048
Total stockholders’ equity	58,582	66,358
Total liabilities and stockholders’ equity	$151,429	$116,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
NET REVENUE
Devices	$16,855	$11,349	$42,542	$27,579
Supplies	33,060	30,171	94,495	81,783
Total net revenue	49,915	41,520	137,037	109,362

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	9,553	8,391	28,094	22,617
Sales and marketing	22,146	17,212	64,982	47,950
General and administrative	12,731	9,359	35,479	25,967
Total costs of revenue and operating expenses	44,430	34,962	128,555	96,534

Income from operations	5,485	6,558	8,482	12,828

Other income (expense)
Gain on sale of fixed assets	37	—	39	—
Gain (loss) on change in fair value of contingent consideration	(245)	(100)	2,855	—
Interest expense, net	(327)	(106)	(728)	(345)
Other income (expense), net	(535)	(206)	2,166	(345)

Income from operations before income taxes	4,950	6,352	10,648	12,483
Income tax expense	1,356	1,479	2,131	2,887
Net income	$3,594	$4,873	$8,517	$9,596

Net income per share:
Basic	$0.10	$0.13	$0.24	$0.25
Diluted	$0.10	$0.13	$0.23	$0.24

Weighted average basic shares outstanding	35,531	38,046	36,216	38,881
Weighted average diluted shares outstanding	36,103	38,865	36,866	39,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,517	$9,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,984	1,590
Amortization	1,078	695
Non-cash reserve charges	(91)	65
Stock-based compensation	1,621	1,702
Non-cash lease expense	568	720
Benefit for deferred income taxes	(1,473)	(772)
Gain on change in fair value of contingent consideration	(2,855)	—
Gain on sale of fixed assets	(39)	—
Change in operating assets and liabilities:
Short-term investments	(114)	—
Accounts receivable	1,775	282
Prepaid and other assets	(826)	(446)
Accounts payable and other accrued expenses	3,312	364
Inventory	(2,071)	(4,801)
Deposits	182	(6)
Net cash provided by operating activities	11,568	8,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(630)	(332)
Purchase of short-term investments	(9,810)	—
Proceeds on sale of fixed assets	50	—
Net cash used in investing activities	(10,390)	(332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(95)	(87)
Cash dividends paid	(1)	(3,613)
Purchase of treasury stock	(24,402)	(19,811)
Proceeds from issuance of convertible senior notes, net of issuance costs	57,018	—
Proceeds from the issuance of common stock on stock-based awards	33	27
Principal payments on long-term debt	(10,667)	(4,000)
Taxes withheld and paid on employees’ equity awards	(691)	(253)
Net cash provided by (used in) financing activities	21,195	(27,737)

Net increase (decrease) in cash	22,373	(19,080)
Cash at beginning of period	20,144	42,612
Cash at end of period	$42,517	$23,532

Supplemental disclosure of cash flow information:
Cash received (paid) on interest, net	$452	$(317)
Cash paid for rent	$(2,522)	$(2,592)
Cash paid for income taxes	$(3,541)	$(5,028)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,214	$211
Right-of-use assets obtained in exchange for new finance lease liabilities	$464	$—
Lease incentive	$1,400	$—
Vesting of restricted stock awards	$(3)	$—
Inventory transferred to property and equipment under lease	$1,369	$1,191
Capital expenditures not yet paid	$101	$56
Non-cash dividend adjustment	$(1)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2021	39,737,890	41	80,397	(6,513)	—	73,925
Exercised and vested stock-based awards	38,355	—	3	—	—	3
Stock-based compensation expense	—	—	589	—	—	589
Shares of common stock withheld to pay taxes on employees’ equity awards	(10,873)	—	(76)	—	—	(76)
Stock dividend adjustments	11,444	—	—	—	—	—
Net income	—	—	—	—	1,377	1,377
Balance at March 31, 2022	39,776,816	$41	$80,913	$(6,513)	$1,377	$75,818
Exercised and vested stock-based awards	178,727	1	11	—	—	12
Stock-based compensation expense	—	—	535	—	—	535
Shares of common stock withheld to pay taxes on employees’ equity awards	(47,603)	—	(47)	—	—	(47)
Purchase of treasury stock	(1,504,374)	(2)	—	(10,653)	—	(10,655)
Net income	—	—	—	—	3,346	3,346
Balance at June 30, 2022	38,403,566	$40	$81,412	$(17,166)	$4,723	$69,009
Exercised and vested stock-based awards, net of tax	68,060	—	$13	$—	$—	13
Stock-based compensation expense	—	—	578	—	—	578
Shares of common stock withheld to pay taxes on employees’ equity awards	(16,681)	—	(130)	—	—	(130)
Purchase of treasury stock	(987,451)	(1)	—	(9,155)	—	(9,156)
Net income	—	—	—	—	4,873	4,873
Balance at September 30, 2022	37,467,494	$39	$81,873	$(26,321)	$9,596	$65,187

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2022	36,825,081	39	82,431	(33,160)	17,048	66,358
Exercised and vested stock-based awards	66,045	—	27	—	—	27
Stock-based compensation expense	—	—	307	—	—	307
Warrants exercised	10,000	—	—	—	—	—
Shares of common stock withheld to pay taxes on employees’ equity awards	(22,387)	—	(422)	—	—	(422)
Purchase of treasury stock	(232,698)	—	—	(3,353)	—	(3,353)
Net income	—	—	—	—	1,569	1,569
Balance at March 31, 2023	36,646,041	$39	$82,343	$(36,513)	$18,617	$64,486
Exercised and vested stock-based awards	45,626	—	9	—	—	9
Stock-based compensation expense	—	—	660	—	—	660
Shares of common stock withheld to pay taxes on employees’ equity awards	(11,224)	(3)	(124)	—	—	(127)
Purchase of treasury stock	(666,200)	—	—	(6,115)	—	(6,115)
Net income	—	—	—	—	3,354	3,354
Balance at June 30, 2023	36,014,243	$36	$82,888	$(42,628)	$21,971	$62,267
Exercised and vested stock-based awards	69,915	—	1	—	—	1
Stock-based compensation expense	—	—	654	—	—	654
Shares of common stock withheld to pay taxes on employees’ equity awards	(19,118)	—	(145)	—	—	(145)
Purchase of treasury stock	(1,844,216)	(2)	—	(14,932)	—	(14,934)
Escrow share lock-up adjustment	—	—	7,145	—	—	7,145
Net income	—	—	—	—	3,594	3,594
Balance at September 30, 2023	34,220,824	$34	90,543	$(57,560)	$25,565	$58,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of September 30, 2023, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation). The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the nine months ended September 30, 2023 and 2022, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2023 and the results of its operations and its cash flows for the periods presented. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with remaining maturities of three months or less at the date of purchase. We classify investments with maturities of greater than three months but less than one year as short-term investments. Short-term investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the investments until maturity. Held-to-maturity investments are carried at amortized cost. Due to the short-term nature, the carrying amounts reported in the consolidated balance sheet approximate fair value.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill is not subject to amortization but is subject to impairment testing. The Company utilizes the simplified test for goodwill impairment. The amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The valuation methods used in the quantitative fair value assessment was a discounted cash flow method and required management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level. The estimates of fair value and the determination of reporting units requires management judgment.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of disaggregated net revenues for the three and nine months ended September 30, 2023 and 2022 related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”), leases subject to ASC 842 – “Leases” (“ASC 842”), and supplies (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Device revenue
Purchased	$7,022	$2,900	$16,444	$7,357
Leased	9,833	8,449	26,098	20,222
Total device revenue	$16,855	$11,349	$42,542	$27,579
Supplies revenue	33,060	30,171	94,495	81,783
Total revenue	$49,915	$41,520	$137,037	$109,362

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

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. For the finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on the Company’s condensed consolidated balance sheets. For additional information on the leases where the Company is the lessee, see Note 14 - Leases.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

On October 9, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU (“Accounting Standards Update”) 2023-06 which amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The amendments in ASU 2023-06 modify the disclosure or presentation requirements of a variety of Topics in the ASC. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. Management is evaluating the impacts of the recently issued ASU.

Management does not believe that any other recently issued accounting pronouncements will have a material impact on the Company’s consolidated financial statements.

(3)   FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value.

The Company’s asset and liability classified financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, and contingent consideration. The carrying amounts of financial instruments, including cash and equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The Company measures its long-term debt at book value which approximates fair value as the long-term debt bears market rates of interest. The valuation policies are determined by management, and the Company’s Board of Directors is informed of any policy change.

During the year ended December 31, 2022 the Company did not have any cash equivalents or short-term investments. The following table shows the Company’s cash, cash equivalents and short-term investments by significant investment category as of September 30, 2023 (in thousands):

		September 30, 2023
					Cash and	Short
			Investment	Fair	Cash	Term
		Cost	Gains	Value	Equivalents	Investments
Cash (1)		12,579	-	12,579	12,579	-
U.S. Treasury Securities (2)		39,446	416	39,862	29,938	9,924
	Total	52,025	416	52,441	42,517	9,924

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Level I fair value estimates are based on observable inputs such as quoted prices in active markets.
(2)	Level II fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The fair value of acquisition-related contingent consideration was based on a Monte Carlo model prior to September 30, 2023 which was included in Level III of the fair value hierarchy. See Note 6 - Business Combinations for additional details on the removal of contingent consideration during the quarter ended September 30, 2023. The following table sets forth a summary of changes in the contingent consideration for the nine months ended September 30, 2023 (in thousands):

Contingent Consideration
Balance as of December 31, 2022	$10,000
Change in fair value of contingent consideration	(2,855)
Escrow share adjustment	(7,145)
Balance as of September 30, 2023	$—

(4)   INVENTORY

The components of inventory are as follows (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$3,408	$3,506
Work-in-process	1,419	1,205
Finished goods	8,573	7,750
Inventory in transit	1,054	1,291
	$14,454	$13,752
Less: reserve	(268)	(268)
	$14,186	$13,484

(5)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	September 30, 2023	December 31, 2022
Property and equipment
Office furniture and equipment	$3,190	$2,819
Assembly equipment	212	110
Vehicles	151	203
Leasehold improvements	1,173	1,173
Leased devices	1,332	1,162
Capital projects	234	—
	$6,292	$5,467
Less accumulated depreciation	(3,824)	(3,292)
	$2,468	$2,175

Total depreciation expense related to our property and equipment was $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022, was $0.6 million and $0.5 million, respectively.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total depreciation expense related to devices out on lease was $0.5 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense related to devices out on lease was $1.4 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

The Company monitors devices out on lease for potential loss and places an estimated reserve on the net book value based on an analysis of the number of units which are still with patients for which the Company cannot determine the current status.

(6)   BUSINESS COMBINATIONS

On December 22, 2021, the Company and its wholly-owned subsidiary Zynex Monitoring Solutions, Inc., entered into a Stock Purchase Agreement (the “Agreement”) with Kestrel and each of the shareholders of Kestrel (collectively, the “Selling Shareholders”). Under the Agreement, the Selling Shareholders agreed to sell all of the outstanding common stock of Kestrel (the “Kestrel Shares”) to the Company. The consideration for the Kestrel Shares consisted of $16.1 million cash and 1,467,785 shares of the Company’s common stock (the “Zynex Shares”). All of the Zynex Shares were subject to a lock-up agreement for a period of one year from the closing date under the Agreement (the “Closing Date”). The Agreement provides the Selling Shareholders with piggyback registration rights. 978,524 of the Zynex Shares were deposited in escrow (the “Escrow Shares”). The number of Escrow Shares were subject to adjustment on the one-year anniversary of the Closing Date (or in connection with any Liquidation Event (as defined in the Agreement) that occurs prior to such anniversary date) based on the number of shares equal to $10.0 million divided by a 30-day volume weighted average closing price of the Company’s common stock. The Escrow Shares were adjusted on the anniversary date, which resulted in the cancellation of 156,673 Escrow Shares. Half of the Escrow Shares were to be released on submission of a dossier on a laser-based photoplethysmographic device (the “Device”) to the FDA for permission to market and sell the Device in the United States. The other half of the Escrow Shares were to be released upon determination by the FDA that the Device can be marketed and sold in the United States.

On July 27, 2023, the Company, ZMS, Kestrel, and the Selling Shareholders, entered into an amendment to the Stock Purchase Agreement (the “Amendment”). The parties entered into the Amendment to modify certain terms of the Agreement related to the conditions to be satisfied for the release of the Escrow Shares to the Selling Shareholders. The Escrow Shares were released from escrow, simultaneously, the selling stockholders entered into a lock-up agreement. The lock-up agreement includes two lock-up periods which release certain restrictions on the Selling Shareholders on December 31, 2023 and June 30, 2024, respectively.

The amount of Escrow Shares were recalculated at September 30, 2022, and are included in the calculation of diluted earnings per share for September 30, 2022. No additional calculation was required at September 30, 2023, as the Escrow Shares were released from escrow, and the shares are included in the Company’s calculation of basic earnings per share.

The acquisition of Kestrel has been accounted for as a business combination under ASC 805 – “Business Combinations” (“ASC 805”). Under ASC 805, assets acquired, and liabilities assumed in a business combination must be recorded at their fair values as of the acquisition date.

(7)   GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended December 31, 2021 the Company completed the acquisition of Kestrel, which resulted in Goodwill of $20.4 million (see Note 6 – Business Combinations).

As of September 30, 2023, there was no change in the carrying amount of goodwill, and there were no impairment indicators of the Company’s net asset value.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the summary of the Company’s intangible assets as of September 30, 2023.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2022	$10,000	$(933)	$9,067	10.00
Amortization expense		(680)	(680)
Acquired patents at September 30, 2023	$10,000	$(1,613)	$8,387	9.23

The following table summarizes the estimated future amortization expense to be recognized over the remainder of 2023, next five fiscal years, and periods thereafter:

December 31,
(In thousands)
October 1, 2023 through December 31, 2023	229
2024	911
2025	908
2026	908
2027	908
Thereafter	4,523
Total future amortization expense	$8,387

(8)   EARNINGS PER SHARE

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

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per share
Net income	$3,594	$4,873	$8,517	$9,596
Basic weighted average shares outstanding	35,531	38,046	36,216	38,881

Basic earnings per share	$0.10	0.13	0.24	0.25

Diluted earnings per share
Net income	$3,594	4,873	8,517	9,596
Weighted average shares outstanding	35,531	38,046	36,216	38,881
Effect of dilutive securities - options and restricted stock	572	819	650	848
Diluted weighted-average shares outstanding	36,103	38,865	36,866	39,729

Diluted earnings per share	$0.10	0.13	$0.23	$0.24

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023, equity grants of 92,000 and 34,000 shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2022, equity grants of 6,000 and 22,000 shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2023, conversion options to purchase 5.6 million and 3.0 million shares, respectively, resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive (see Note 10 – Convertible Senior Notes).

(9)   NOTES PAYABLE

The Company entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) in December 2021. Under this Loan Agreement, the Bank extended two facilities to the Company. Specified assets were pledged as collateral. One facility was a line of credit in the amount of $4.0 million available until December 1, 2024 (the “Facility 1”). Interest on Facility 1 was due on the first day of each month beginning January 1, 2022. The interest rate was an annual rate equal to the sum of (i) the greater of the BSBY Daily Floating Rate or (ii) the Index Floor (as defined in the Loan Agreement), plus 2.00%. The Company did not utilize the facility during the three and nine months ended September 30, 2023 and September 30, 2022. During May 2023, the facility was terminated.

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

(10)   CONVERTIBLE SENIOR NOTES

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the minimum interest payments over the remainder of 2023 and next three fiscal years until maturity in May 2026.

(In thousands)
October 1, 2023 through December 31, 2023	$1,592
2024	3,050
2025	3,042
2026	1,508

(11)   STOCK-BASED COMPENSATION PLANS

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

During the three and nine months ended September 30, 2023, no stock option awards were granted under the 2017 Stock Plan. During the three months ended September 30, 2022 no stock option awards were granted under the 2017 Stock Plan. During the nine months ended September 30, 2022, 200,000 stock option awards were granted under the 2017 Stock Plan. At September 30, 2023, the Company had 0.6 million stock options outstanding and 0.6 million exercisable under the following plans:

	Outstanding	Exercisable
	Number of Options	Number of Options
	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	211	211
2017 Stock Option Plan	351	351
Total	562	562

During the three and nine months ended September 30, 2023, 86,000 and 223,000 shares of restricted stock were granted under the 2017 Stock Plan, respectively. During the three and nine months ended September 30, 2022, 50,000 and 143,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on restricted stock awards typically occur quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of Revenue	$10	$13	$26	$40
Sales and marketing expense	53	16	182	130
General, and administrative	591	549	1,413	1,532
Total stock based compensation expense	$654	$578	$1,621	$1,702

The Company received proceeds of $0.1 million related to option exercises during the three and nine months ended September 30, 2023. The Company received proceeds of $0.1 million related to option exercises during each of the three and nine months ended September 30, 2022. No stock option awards were granted by the Company during the three and nine months ended September 30, 2023.

A summary of stock option activity under all equity compensation plans for the nine months ended September 30, 2023, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2022	793	$2.67	5.03	$8,908
Granted	—	$—
Forfeited	(206)	$6.30
Exercised	(25)	$5.36
Outstanding at September 30, 2023	562	$1.22	2.80	$3,807

Exercisable at September 30, 2023	562	$1.22	2.80	$3,807

A summary of restricted stock award activity under all equity compensation plans for the nine months ended September 30, 2023, is presented below:

	Number of
	Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Granted but not vested at December 31, 2022	431	$11.92
Granted	223	9.88
Forfeited	(11)	11.71
Vested	(157)	11.90
Granted but not vested at September 30, 2023	486	$11.82

As of September 30, 2023, the Company had approximately $4.5 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.4 years.

(12)   STOCKHOLDERS’ EQUITY

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 13, 2023, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through June 13, 2024. From the inception of the plan through September 30 2023, the Company purchased 1,242,892 shares of its common stock for $10.0 million or an average price of $8.05 per share, which completed this program.

On September 11, 2023, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through September 13, 2024. From the inception of the plan through September 30 2023, the Company purchased 667,524 shares of its common stock for $5.6 million or an average price of $8.36 per share.

Warrants

A summary of stock warrant activity for the nine months ended September 30, 2023 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding and exercisable at December 31, 2022	99	$2.39	1.76	$1,140
Granted	—	$—
Exercised	(8)	$2.27
Forfeited	(2)	$—
Outstanding and exercisable at September 30, 2023	89	$2.41	1.02	$497

(13)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits or expense from stock option exercises, the tax impact of the change in fair value of contingent consideration, and true ups related to the filed tax return. For the three months ended September 30, 2023 and 2022 discrete items adjusted were $1.1 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022 discrete items adjusted were ($2.1) million and ($0.2) million, respectively. At September 30, 2023 and 2022, the Company is estimating an

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

annual effective tax rate of approximately 25% and 23%, respectively. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 20% and 23% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the Company’s effective income tax rate for the nine months ended September 30, 2023 compared to the same period in 2022, is primarily related to the tax impact of discrete items, in particular the change in fair value of contingent consideration recorded during the year which is not expected to be taxable. The Company recorded income tax expense of $1.4 million and $2.1 million for the three and nine months ended September 30, 2023, respectively, and income tax expense of $1.5 million and $2.9 million for the three and nine months ended September 30, 2022, respectively.

Taxes of $3.5 million and $5.0 million were paid during the nine months ended September 30, 2023 and 2022, respectively.

(14)   LEASES

The Company categorizes leases at their inception as either operating or financing leases. Leases include various office and warehouse facilities which have been categorized as operating leases while certain equipment is leased under financing leases.

During February 2023, the Company entered into a lease agreement for approximately 41,427 square feet of office space for the operations of ZMS in Englewood, CO. The lease commences on July 1, 2023 and runs through December 31, 2028. At the expiration of the lease term the Company has the option to renew the lease for one additional five year period. The Company is entitled to rent abatements for the first six months of the lease and tenant improvement allowances. Payments based on the initial rate of $24.75 per square foot begin in January 2024. The price per square foot increases by an additional $0.50 during each subsequent twelve-month period of the lease after the abatement period. Upon lease commencement, the Company recorded an operating lease liability of $4.2 million and a corresponding right-of-use asset for $2.8 million.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.75% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 3.03% which was used to measure its finance lease liability. The weighted average remaining lease term was 4.55 years and 4.09 years for operating and finance leases, respectively, as of September 30, 2023.

As of September 30, 2023, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
October 1, 2023 through December 31, 2023	$533	$37
2024	4,511	209
2025	4,632	169
2026	4,428	108
2027	4,237	93
2028	2,172	93
Total undiscounted future minimum lease payments	$20,513	$709
Less: difference between undiscounted lease payments and discounted lease liabilities:	(2,287)	(24)
Total lease liabilities	$18,226	$685

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost:
Total operating lease expense	$889	$1,125	$3,131	$3,344
Finance lease cost:
Total amortization of leased assets	37	30	96	89
Interest on lease liabilities	5	9	19	28
Total net lease cost	$931	$1,164	$3,246	$3,461

For the three months ended September 30, 2023 and 2022, $0.8 million and $1.0 million, respectively, of operating lease costs were included in selling, general and administrative expenses on the condensed consolidated statement of income. For the nine months ended September 30, 2023 and 2022, $2.9 million and $3.1 million, respectively, of operating lease costs were included in selling, general and administrative expenses on the condensed consolidated statement of income. All other operating lease costs were incurred at the Company’s manufacturing and warehouse facility and were included in cost of sales for the three and nine months ended September 30, 2023 and 2022.

(15)   CONCENTRATIONS

For the three months ended September 30, 2023, the Company sourced approximately 57% of the supplies for its electrotherapy products from four significant vendors. For the same period in 2022, the Company sourced approximately 39% of the supplies for its electrotherapy products from two significant vendors.

For the nine months ended September 30, 2023, the Company sourced approximately 47% of supplies for its electrotherapy products from four significant vendors. For the same period in 2022, the Company sourced approximately 33% of supplies for its electrotherapy products from two significant vendors.

At September 30, 2023, the Company had no receivables from any third-party payers that made up over 10% of the net accounts receivable balance. At December 31, 2022, the Company had receivables from one third-party payer which made up approximately 14% of the net accounts receivable balance.

(16)   COMMITMENTS AND CONTINGENCIES

See Note 14 for details regarding commitments under the Company’s long-term leases.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(18)   SUBSEQUENT EVENTS

There were no subsequent events identified through October 26, 2023.

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

RESULTS OF OPERATIONS

Summary

Net revenue was $49.9 million and $41.5 million for the three months ended September 30, 2023 and 2022, respectively, and $137.0 million and $109.4 million for the nine months ended September 30, 2023 and 2022, respectively. Net revenue increased 20% and 25% for the three and nine months ended September 30, 2023, respectively. For both the three and nine months ended September 30, 2023, device orders increased 39% and 49%, respectively, from the same periods in 2022. Net income was $3.6 million for the three months ended September 30, 2023 compared with $4.9 million during the same period in 2022. Net income was $8.5 million for the nine months ended September 30, 2023 compared with $9.6 million during the same period in 2022. Cash provided by operating activities was $11.6 million during the nine months ended September 30, 2023 compared with $9.0 million during the same period in 2022. Working capital was $83.1 million and $48.5 million as of September 30, 2023 and December 31, 2022, respectively.

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

Net revenue increased $8.4 million or 20% to $49.9 million for the three months ended September 30, 2023, from $41.5 million for the same period in 2022. Net revenue increased $27.7 million or 25% to $137.0 million for the nine months ended September 30, 2023, from $109.4 million for the same period in 2022. For both the three and nine months ended September 30, 2023, the growth in net revenue from the same periods in 2022 is primarily related to a 39% and 49% growth in device orders, respectively, which resulted from a larger customer base and led to increased sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $5.5 million or 49% to $16.9 million for the three months ended September 30, 2023, from $11.3 million for the same period in 2022.

Device revenue increased $15.0 million or 54% to $42.5 million for the nine months ended September 30, 2023, from $27.6 million for the same period in 2022.

For both the three and nine months ended September 30, 2023, the growth in net revenue from the same periods in 2022 is primarily related to a 39% and 49% growth in device orders, respectively.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue increased $2.9 million or 10% to $33.1 million for the three months ended September 30, 2023, from $30.2 million for the same period in 2022.

Supplies revenue increased $12.7 million or 16% to $94.5 million for the nine months ended September 30, 2023, from $81.8 million for the same period in 2022.

The increase in supplies revenue is primarily related to an increased customer base from increased device orders in 2022 and 2023.

Operating Expenses

Cost of Revenue – Devices and Supplies

Cost of Revenue – devices and supplies consist primarily of device and supply costs, facilities, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended September 30, 2023 increased $1.2 million or 14% to $9.6 million from $8.4 million from the same period in 2022. As a percentage of revenue, cost of revenue – devices and supplies decreased to 19% from 20% for the three months ended September 30, 2023 and 2022, respectively.

Cost of revenue for the nine months ended September 30, 2023 increased $5.5 million or 24% to $28.1 million from $22.6 million for the same period in 2022. As a percentage of revenue, cost of revenue – device and supply remained flat at 21% for the nine months ended September 30, 2023 and 2022.

The increase in cost of revenue – devices and supplies, in the three and nine months ended September 30, 2023, is due to increased volumes related to higher revenue.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee-related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended September 30, 2023 increased $4.9 million or 29% to $22.1 million from $17.2 million for the same period in 2022. The increase in sales and marketing expense is primarily due to increased commission and incentive pay from increased orders, increased headcount of our sales force, and rising wages in the U.S. due to a very competitive job market. As a percentage of revenue, sales and marketing expense increased to 44% from 41% for the three months ended September 30, 2023 and 2022, respectively, primarily due to the aforementioned expenses, offset by increased revenue.

Sales and marketing expense for the nine months ended September 30, 2023 increased $17.0 million or 36% to $65.0 million from $48.0 million for the same period in 2022. The increase in sales and marketing expense is primarily due to increased commission and incentive pay from increased orders, and inflation and rising wages in the U.S. due to a very competitive job market. As a percentage of revenue, sales and marketing expense increased to 47% from 44% for the nine months ended September 30, 2023 and 2022, respectively. The increase as a percentage of revenue is primarily due to the additional expenses noted above, slightly offset by the increase in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended September 30, 2023 increased $3.4 million or 36% to $12.7 million from $9.4 million for the same period in 2022. The increase in general and administrative expense for the three months is primarily due to increased compensation and benefit expense related to headcount growth at ZMS and within the billing departments, and professional fees due to additional external resources and additional compliance fees related to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a percentage of revenue, general and administrative expense increased to increased to 26% for the three months ended September 30, 2023 from 23% for the same period in 2022. The increase as a percentage of revenue is primarily due to the items noted above, partially offset by the increase in revenue during the period.

General and administrative expense for the nine months ended September 30, 2023 increased $9.5 million or 37% to $35.5 million from $26.0 million for the same period in 2022. The increase in general and administrative expense for the nine months is primarily due to increased compensation and benefit expense related to headcount growth at ZMS and within the billing departments, and increased professional and legal service expenses. As a percentage of revenue, general and administrative expense increased to 26% for the nine months ended September 30, 2023 from 24% for the same period in 2022. The increase as a percentage of revenue is primarily due to the aforementioned expenses, partially offset by the increase in revenue during the period.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 27% and 20% for the three and nine months ended September 30, 2023, respectively. Discrete items, primarily related to the tax impact of the change in fair value of contingent consideration, of $(0.2) million and $2.9 million for the three and nine months ended September 30, 2023, respectively, are recognized as a benefit against income tax expense. For the three and nine months ended September 30, 2023 the Company recorded an income tax expense of approximately $1.4 million and $2.1 million, respectively. The Company recorded income tax expense of $1.5 million and $2.9 million for the three and nine months ended September 30, 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At September 30, 2023, our principal source of liquidity was $42.5 million in cash and cash equivalents, $9.9 million in short-term investments and $33.3 million in accounts receivable.

Net cash provided by operating activities for the nine months ended September 30, 2023 was $11.6 million compared with net cash provided by operating activities of $9.0 million for the nine months ended September 30, 2022. The increase in cash provided by operating activities for the nine months ended September 30, 2023 was primarily due to a decrease in the receivables balance and a decrease in inventory. The increase was partially offset by the change in fair value of contingent consideration.

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $10.4 million and $0.3 million, respectively. Cash used in investing activities for the nine months ended September 30, 2023 was primarily related to the purchase of short-term investments, and purchases of property and equipment related to the build out of our facility for the operations of ZMS. Cash used in investing activities for the nine months ended September 30, 2022 was primarily related to the purchase of leasehold improvements for the operations of the ZMS Boulder location and the purchase of computer equipment.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $21.2 million compared with net cash used in financing activities of $27.7 million for the same period in 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to $57.0 million in net proceeds from the issuance of the 2023 Convertible Senior Notes, offset by purchases of $24.4 million in treasury stock, and principal payments and termination payments on long-term debt totaling $10.7 million. Net cash used in financing activities for the nine months ended September 30, 2022 was primarily due to purchases of $19.8 million in treasury stock, payments of $3.6 million for cash dividends in January 2022, and principal payments on long-term debt totaling $4.0 million.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at September 30, 2023 of $42.5 million;
●	Our working capital balance of $83.1 million;
●	Our projected income and cash flows for the next 12 months.

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

Although the World Health Organization declared an end to the COVID-19 pandemic on May 5, 2023, we continue to actively monitor the impact of COVID-19. While the Company did not incur significant disruptions to its operations during the three and nine months ended September 30, 2023 from COVID-19, the full extent of COVID-19 on our operations and the markets we serve remains uncertain and will depend largely on future developments related to COVID-19, including infection rates increasing or returning in various geographic areas, variations of COVID-19, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. Future developments regarding COVID-19 and its effects cannot be accurately predicted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of September 30, 2023. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

			Total Number of	In Thousands
			Shares	Maximum Value
			Purchased as	of Shares That
	Total	Average	Part of a	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan	Plan
July 1 - August 31, 2023
Share repurchase program (1)	619,216	$8.24	685,416	4,253

September 1 - September 30, 2023
Share repurchase program (1)	557,476	$8.62	1,242,892	—
Share repurchase program (2)	667,524	$8.36	667,524	4,420
Quarter Total
Share repurchase program (1)	1,176,692	$8.42	1,242,892	—
Share repurchase program (2)	667,524	$8.36	667,524	4,420
(1)	Shares were purchased through the Company’s publicly announced share repurchase program dated June 13, 2023. The program was fully utilized during the Company's third quarter.
(2)	Shares were purchased through the Company’s publicly announced share repurchase program dated September 11, 2023. The program expires on September 13, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description
10.1

Amendment to Stock Purchase Agreement by and among Kestrel Labs, Inc., Zynex Monitoring Solutions Inc., Zynex, Inc. and Selling Shareholders named herein dated as of July 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2023)

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

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: October 26, 2023	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)