Form 10-K
period 2023-12-31
ZYNEX INC
filed 2024-03-12
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by the Nasdaq Stock Market on such date was approximately $205.2 million.

As of February 28, 2024, 42,042,617 shares of common stock are issued and 32,170,182 shares are outstanding.

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “ Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZYNEX, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements involve risks and uncertainties. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources as well as analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may” “will” “should” “expect” “intend” “plan” “anticipate” “believe” “think” “estimate” “seek” “expect” “predict” “could” “project” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

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

When used in this annual report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and our wholly-owned active subsidiaries, Zynex Medical, Inc. (“ZMI”) and Zynex Monitoring Solutions, Inc. (“ZMS”).

PART I

ITEM 1. BUSINESS

Overview

Zynex Medical, Inc. (ZMI):

ZMI designs, manufactures and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”), and transcutaneous electrical nerve stimulation (“TENS”). All of our medical devices are designed to be patient friendly and designed for home use. Our devices are small, portable, battery operated, and include an electrical pulse generator which is connected to the body via electrodes. All of our medical devices are marketed in the U.S. and are subject to FDA regulation and clearance. Our products require a physician’s prescription before they can be dispensed in the U.S. Our primary product is the NexWave device. The NexWave is marketed to physicians and therapists by our field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients, as needed.

ZMI distributes complementary rehabilitation products such as back, knee and wrist braces, cervical and lumbar traction, and hot/cold therapy (“Distributed Rehabilitation Products”). These complement our pain management products and are critical for physicians and therapists. These products require a prescription and are covered by most insurance plans and Medicare.

ZMI designs, manufactures, and markets the NeuroMove product. The NeuroMove contains electromyography and electric stimulation technology that is primarily used for stroke, spinal cord and traumatic brain injury rehabilitation (“SCI”), by reaching parts of the brain to re-connect with muscles, also known as neuroplasticity. The NeuroMove product is primarily marketed to medical clinics. Zynex did not have material sales of this product in 2023 or 2022.

ZMI also designs, manufactures, and markets the InWave product, an in-home electrical stimulation device used to treat female urinary incontinence. The device requires a prescription and is covered by most insurance plans and Medicare. Zynex did not have material sales of this product in 2023 or 2022.

ZMI designs, manufactures and markets the E-Wave product. The E-Wave is a user-friendly NMES device designed for muscle stimulation and re-education. E-Wave is a fully programmable, compact, battery-powered device with adjustable treatment timer, compliance meter, biphasic or monophasic waveforms, and exceptional safety features. The E-Wave is marketed to physicians and therapists and requires consumable supplies, electrodes and batteries, for use. On October 25, 2023, Zynex submitted FDA application for M-Wave, the next generation E-Wave device. The M-Wave will offer a more modern design and enhanced ease of use with the same versatility as the E-Wave. As of March 12, 2024, the Company does not anticipate a material financial impact of the M-Wave on the Company’s consolidated financial statements.

Zynex Monitoring Solutions (ZMS):

ZMS was formed in 2011 to develop and market medical devices for non-invasive patient monitoring beginning with our Zynex Fluid Monitoring System. The monitor is a non-invasive medical device for monitoring relative fluid volume changes used in operating and recovery rooms to detect fluid loss during surgery and internal bleeding during recovery. The CM-1500 received 510(k) clearance from the FDA in February 2020 and the wireless CM-1600 received clearance in June 2023.

The Zynex Fluid Monitoring System has been tested in several Institutional Review Board (“IRB”) approved clinical studies, both in well-controlled healthy volunteer settings as well as in clinical use environments. In 2022 and 2023, the clinical trials were expanded to include the next generation CM-1600. Enrollment was completed in an apheresis blood donation study with Vitalant Research Institute (the research arm of Vitalant, the nation’s largest independent, nonprofit blood services provider) to track changes in the device’s patented Relative Index (“RI”) during platelet apheresis procedures. A healthy volunteer study was also completed at Yale University Medical School where subjects underwent lower body negative pressure, a well-validated protocol for simulated hemorrhage while wearing the device. Enrollment was initiated in a large-scale multi-site study to measure the sensitivity and specificity of the

CM-1600 at detecting minor blood loss, which finished recruitment and data collection in April 2023. Finally, a non-cardiac surgery perioperative observational study to determine the impact of complex perioperative events on the parameters and RI measured by the CM-1600 was completed in May 2023.

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

In addition to FDA clearance, we plan to pursue European Union (“EU”) Certificate European (“CE”) Marking. CE Marking is a certification that a product meets the standards established by the 27 nations of the EU and qualifies for sale in the EU and 4-nation European Free Trade Association.

In early 2022, the integration of Kestrel and its pulse oximetry products into the ZMS organization was completed. Pulse oximetry is a commonly used noninvasive monitoring method for estimation of oxygen saturation in arterial blood. The inaccuracies of traditional Light Emitting Diode (“LED”) based pulse oximeters have recently been highlighted specific to skin pigmentation bias and the inability to accurately measure blood oxygen levels in the presence of other conditions such as in cases of carbon monoxide poisoning or methemoglobinemia. ZMS’ investigational laser-based products are designed to address these inaccuracies and include the novel NiCO™ CO-Oximeter, and HemeOx™, a total hemoglobin oximeter that is designed to enable continuous noninvasive arterial blood monitoring. NiCO is anticipated to be submitted to the FDA for clearance in the first half of 2024. NiCO is currently undergoing Institutional Review Board (“IRB”) approved clinical studies on human subjects to measure hypoxemia. Enrollments at the University of California San Francisco were completed in May 2023 and enrollments at Duke University are ongoing.

As ZMS’ products are still in development, ZMS did not produce any revenue for the years ending December 31, 2023 and 2022.

In addition to the fluid volume monitor, ZMS filed for a provisional patent for a non-invasive sepsis monitor in December 2020 and an updated utility patent, which was filed in December 2021.

History

Zynex, Inc. was founded by Thomas Sandgaard in 1996, when he founded two privately held companies that were eventually folded into Zynex, Inc., a Nevada corporation. Zynex, Inc. is the parent company of two active subsidiaries; Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation).

Substantially all of the Company’s consolidated revenue in 2023 and 2022 is attributable to ZMI. Our headquarters are located in Englewood, Colorado.

SALES AND GROWTH STRATEGIES

To date, ZMI accounts for substantially all of our revenue and profit. We are focused on expanding our sales force to address what we believe is an untapped market for electrotherapy products for pain management which has become more attractive due to large competitors exiting the market. As of December 31, 2023, we had approximately 500 field sales representatives on staff or in the hiring process. We continue to hire field sales representatives at a rapid rate, focusing on the quality of each candidate with the goal of having approximately 600 sales representatives in the U.S. by the end of 2024. We will be focused on increasing performance management standards for our sales force.

In an effort to increase revenue and diversification, we provide our prescribers and patients with diverse solutions for their pain management needs. We are continually adding new complementary products to our ZMI sales channel, in addition to our current Distributed Products. We believe adding these complementary products will increase our market share and, in the future, grow our core business by providing our electrotherapy patients additional non-pharmacological pain relief and complementary products to our manufactured devices.

Distribution and Revenue Streams:

Substantially all our revenue is generated through our ZMI subsidiary from our electrotherapy products.

We sell through a direct sales force in the United States. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated with a base salary plus incentive compensation aligned to corporate objectives based on the type of product sold and insurance. Our efforts to date have been focused on the United States market.

Our revenue is derived from several sources including patients with insurance plans held by commercial health insurance carriers or government payers who pay on behalf of their insureds. The remaining portion of revenue is primarily received from workers’ compensation claims, auto claims, attorneys representing injured patients, hospitals, clinics, and private-pay individuals.

A large part of our revenue is recurring. Recurring revenue results primarily from the sale of surface electrodes and batteries sent to existing patients with our devices. Electrodes and batteries are consumable items that are considered an integral part of our products.

Distributed Rehabilitation Products

In addition to our own products, we offer our suite of Distributed Rehabilitation Products, through our sales force, a number of private labeled supplies and complementary products from other manufacturers. Customarily, there are no formal contracts between vendors in the durable medical equipment industry. Replacement products and components are easily found, either from our own products or other manufacturers, and purchases are made by purchase order.

Products We currently market and sell Zynex-manufactured products and distribute rehabilitation products and private labeled supplies for Zynex products, as indicated below:
Product Name	Description

Zynex Medical Products

NexWave	Dual channel, multi-modality IFC, TENS, NMES device

NeuroMove	Electromyography (EMG) — triggered electrical stimulation device

InWave	Electrical stimulation for treatment of female urinary incontinence

E-Wave M-Wave	NMES device NMES device - cleared by FDA in February 2024

Private Labeled Supplies

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Distributed Rehabilitation Products

Comfortrac/Saunders	Cervical traction

JetStream/Pain Management Technologies	Hot/cold therapy

LSO Back Braces	Lumbar support

Bracing	Rehabilitation brace support

Zynex Monitoring Solutions Products (Products in Development, Not Yet Available for Sale)

CM-1500	Zynex Fluid Monitoring System – cleared by FDA in February 2020

CM-1600	Zynex Wireless Fluid Monitoring System – cleared by FDA in June 2023

NiCO CO-Oximeter	Laser-based Noninvasive CO-Oximeter (Not yet FDA cleared)

HemeOx tHb Oximeter	Laser-based Total Hemoglobin Pulse Oximeter (Not yet FDA cleared)

Product Uses

Pain Management and Control

Standard electrotherapy is a clinically proven and medically accepted alternative to manage acute and chronic pain. Electrical stimulation has been shown to reduce most types of local pain, such as tennis elbow, neck or lower back pain, arthritis, and others. The devices used to accomplish this are commonly described as the TENS family of devices. Electrotherapy is not known to have any negative side effects, a significant advantage over most pain relief medications. The benefits of electrotherapy can include pain relief, increased blood flow, reduced edema, prevention of venous thrombosis, increased range-of-motion, prevention of muscle disuse atrophy, and reduced urinary incontinence.

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

Stroke and Spinal Cord Injury (“SCI”) Rehabilitation

Our proprietary NeuroMove product is a Class II medical device that has been cleared by the FDA for stroke rehabilitation. Stroke and SCI usually affect a survivor’s mobility, functionality, speech, and memory, and the NeuroMove is designed to help the survivor regain movement and functionality.

Sales of NeuroMove did not generate material revenue for the years ended December 31, 2023 and 2022.

Fluid Monitoring

Fluid monitoring involves measuring a patient’s fluid balance, especially regarding fluid inputs and outputs contributing to total intravascular volume. Adequate fluid balance is vital for patient stability and recovery, as both low and high volumes outside of the desired range are associated with complications. Maintaining effective circulating blood volume and pressure are key to assuring adequate oxygen saturation and perfusion.

Monitoring methods used for hemodynamic and intravascular volume monitoring have been historically classified as (a) invasive, using a central or pulmonary artery catheter, (b) minimally invasive, with the placement of an arterial line, and (c) noninvasive, where no device is inserted into the body for clinical assessment.

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

The CM-1500 was cleared by the FDA in 2020, and the wireless CM-1600 was cleared in June 2023 by the FDA.

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

The NiCO™ Noninvasive CO-Oximeter and the HemeOx™ Total Hemoglobin Pulse Oximeter have not yet been cleared by the FDA.

MARKETS

Zynex Medical, Inc. (ZMI):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products, private labeled supplies, and distributed complementary rehabilitation products. Thus, we primarily compete in the home electrotherapy market for pain management and rehabilitation. We estimate the annual domestic market for home electrotherapy and rehabilitation products at approximately $500 million to $1 billion. During 2023 and 2022, we maintained our sales force of approximately 400-500 direct sales representatives to address what we believe is an underserved electrotherapy market. The current opioid epidemic has been declared a health emergency, and we are uniquely positioned to help reduce the number of opioids prescribed for treatment of chronic and acute pain symptoms. We are committed to providing healthcare professionals with alternatives to traditional opioid based treatment programs with our prescription-strength products which have no side effects. This has never been more necessary than it is today considering the staggering statistics.

●	Pain impacts the lives of more Americans than diabetes, heart disease, and cancer combined.
●	Pain is the leading cause of disability, and seeking treatment for chronic or acute pain is the most common reason American’s seek health care. Approximately 50 million Americans suffer from chronic pain.
●	Nearly 20 million Americans experienced high-impact chronic pain, defined as “limiting life or work activities on most days or every day in the past 3 months”.
●	If pharmaceuticals such as opioids continue to be used as the first line of defense, America will continue to see a rise in opioid misuse, addiction, and drug-related deaths.

Key characteristics of our electrotherapy and rehabilitation market are:

●	Collection cycles of initial payment from insurance carriers can range from less than 30 days to many months and considerably longer for many attorney, personal injury, and workers’ compensation cases. Such delayed payment negatively impacts our cash flow and can slow our growth or strain our liquidity. Collections are also impacted by whether effective billing submissions are made by our billing and collections department to the third-party payers.
●	Prior to payment, third-party payers often make or take significant payment adjustments or discounts. This can also lead to denials and billing disputes with third-party payers.
●	The majority of our revenue is generated by the sale of medical devices and recurring patient supplies from our electrotherapy products sold through ZMI. We are reliant on third-party payer reimbursement.

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. ZMS is currently focusing on its fluid monitoring system, the sepsis monitor, and the pulse oximetry products acquired in its acquisition of Kestrel Labs. We believe our products, once released into the marketplace (of which there can be no guarantee), will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. ZMS has not generated any revenue to date.

Competition

Since we are in the market for medical electrotherapy products, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Our principal competitors include International Rehabilitative Sciences, Inc. d/b/a RS Medical, EMSI, and H-Wave. In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical and medical device companies.

RESOURCES

Manufacturing and Product Assembly

Our manufacturing and product assembly strategy consists of the following elements:

●	Compliance with relevant legal and regulatory requirements.
●	Use of contract manufacturers as needed, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment of certain product components. We believe there is a large pool of highly qualified contract manufacturers, domestically and internationally, for the type of manufacturing assistance needed for our manufactured devices.
●	Utilization of in-house final assembly and test capabilities.
●	Development of proprietary software and hardware for all products in-house.
●	Testing all units in a real-life, in-house environment to help ensure the highest possible quality and patient safety while reducing the cost of warranty repairs.

We utilize contract manufacturers located in the U.S. to manufacture components for our NexWave and NeuroMove units and for some of our other products and assemble in-house for our NexWave and NeuroMove units. We do not have long-term supply agreements with our contract manufacturers, but we utilize purchase orders with agreed upon terms for our ongoing needs. We believe there are numerous suppliers that can manufacture our products and provide our required raw materials. Generally, we have been able to obtain adequate supplies of our required raw materials and components. We are always evaluating our suppliers for price, quality, delivery time, and service. The reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Intellectual Property

Zynex is committed to aggressively protecting the intellectual property rights the Company has worked so hard to obtain and to expand our intellectual property portfolio for advances to our existing products and for new products as they are developed.

Zynex has received two U.S. utility patents, as well as a utility patent in Europe, for our fluid monitoring system. The acquisition of Kestrel Labs, Inc. included an intellectual property portfolio surrounding the acquired laser-based photoplethysmographic technology. This expands both the size and scope of Zynex’s intellectual property portfolio to include key aspects of the exciting pulse oximetry market. Additional patents for photoplethysmographic technology were filed in 2022 and 2023. Zynex also received issued trademarks for NiCO™ and HemeOx™ by the US Patent Trade Office (“USPTO”) in 2023.

Zynex is trademarked in the U.S.

We utilize non-disclosure and trade secret agreements with employees and third parties to protect our proprietary information.

GOVERNMENT REGULATION

US Food and Drug Administration (FDA)

All of our ZMI products are classified as Class II (Medium Risk) devices by the FDA, and clinical studies with our products are considered to be Non-Significant Risk Studies (“NSR”). Our business is regulated by the FDA, and all products typically require 510(k) market clearance before they can be put into commercial distribution. Section 510(k) of the Federal Food, Drug and Cosmetic Act, is available in certain instances for Class II devices. It requires that, before introducing most Class II devices into interstate commerce, the sponsor must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976 or to devices that have been reclassified in accordance with the provisions of the Federal Food, Drug, and Cosmetic Act that do not require approval of a premarket approval application. When the FDA determines that the device is substantially equivalent, the agency issues a “clearance” letter that authorizes marketing of the product. We are also regulated by the FDA’s Quality System Regulation (“QSR”), which sets forth current Good Manufacturing Practice (“GMP”) requirements for devices. We believe that our products have obtained or are good candidates for the requisite FDA clearance or are exempt from the FDA clearance process. In November 2001, Zynex received FDA 510(k) clearance to market NeuroMove. In September 2011, Zynex received FDA 510(k) clearance to market the NexWave, our current generation IFC, TENS and NMES device. In August 2012, Zynex received FDA 510(k) clearance to market the InWave, our next generation muscle stimulator for treatment of female incontinence. Failure to comply with FDA requirements could adversely affect us.

International

Zynex continues to explore opportunities to gain regulatory clearance for its devices in markets outside of the U.S.

CE marking is the medical device manufacturer’s claim that a product meets the essential requirements of all relevant European Medical Device Directives. The CE mark is a legal requirement to place a device on the market in the EU. Zynex is currently in the process of pursuing CE marking on several of its electrotherapy devices and its CM-1600 Zynex Fluid Monitoring System.

We comply with applicable regulatory requirements within the markets in which we currently sell. If and when we decide to enter additional geographic areas, we intend to comply with applicable regulatory requirements within those markets.

In 2019, Zynex received ISO13485: 2016 certification for its compliance with international standards in quality management systems for design, development, manufacturing, and distribution of medical devices. This certification is not only important as assurance that we have the appropriate quality systems in place but is also crucial to our international expansion efforts as many countries require this certification as part of their regulatory approval.

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

Federal healthcare laws apply to us when we submit a claim to any other federally funded healthcare program, in addition to requirements to meet government standards. The principal federal laws that we must abide by in these situations include:

●	Those that prohibit the filing of false or improper claims for federal payment.
●	Those that prohibit unlawful inducements for the referral of business reimbursable under federally funded healthcare programs.

The federal government may impose criminal, civil, and administrative penalties on anyone who files a false claim for reimbursement from federally funded programs.

A federal law commonly known as the “anti-kickback law” prohibits the knowing or willful solicitation, receipt, offer, or payment of any remuneration made in return for:

●	The referral of patients covered under federally funded healthcare programs; or
●	The purchasing, leasing, ordering, or arranging for any goods, facility, items, or service reimbursable under those programs.

Healthcare Regulation

Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, also apply to our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition, and prospects could be adversely affected. The laws that may affect our ability to operate include but are not limited to: the federal Anti-Kickback Statute, which prohibits, among other things, soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; and federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent. Additionally, we are subject to state law equivalents of each of the above federal laws, which may be broader in scope and apply regardless of whether the payer is a federal healthcare program, and many of which differ from each other in significant ways and may not have the same effect, further complicate compliance efforts.

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act (“HIPAA”). We could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity, including healthcare providers, in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business.

In addition, the Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act of 2010 (“ACA”), created a federal requirement under the federal Open Payments program that requires certain manufacturers to track and report to the Centers for Medicare and Medicaid Services (“CMS”), annually certain payments and other transfers of value provided to physicians and certain advanced non-physician healthcare practitioners and teaching hospitals made in the previous calendar year, as well as ownership and investment interests held by physicians and their immediate family members. In addition, there are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Research and Development

Research and Development costs are expensed when incurred. During 2023 and 2022, we incurred approximately $9.2 million and $7.1 million in operating expenses, respectively, related to our ZMS operations. During 2023 and 2022, approximately $7.7 million and $6.0 million of operating expenses, respectively, required capitalization under Section 174 - “Amortization of Research and Experimental Expenditures” tax treatment. We expect our research and development expenses to increase in 2024 as our ZMS business expands.

HUMAN CAPITAL

As of December 31, 2023, we employed approximately 1,100 full time employees.

Our employees are our most important assets and set the foundation for our ability to achieve our strategic objectives. All our employees contribute to our success and, in particular, our sales representatives are instrumental in our ability to reach more patients in pain.

The success and growth of our business depends in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. To succeed in a competitive labor market, we have developed recruitment and retention strategies, objectives, and measures that we focus on as part of the overall management of our business. These strategies, objectives, and measures form our human capital management framework and are advanced through the following programs, policies, and initiatives:

●	Competitive pay and benefits. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain, and motivate employees to achieve superior results.
●	Training and development. We invest in learning opportunities that foster a growth mindset. Our formal offerings include a tuition reimbursement program, an e-learning program that all corporate employees have access to, and in-house learning opportunities through the Company’s Zynex Growth and Development program.
●	Health and Wellness. We invest in the health and wellness of our employees by offering monthly benefits and offer programs and support to assist our employees.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the impact of health and safety concerns, including SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2) (“COVID-19”) pandemic and various variants, as well as military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and Israel and Palestine) that can cause exacerbated volatility and disruptions to various aspects of the global economy, and other disruptions to global supply chains. Each of these events has caused or may continue to result in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, whether due to inflationary pressures or otherwise, could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business, and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

A pandemic, epidemic, or outbreak of an infectious disease, such as of COVID-19 and subsequent variants, may materially and adversely affect our business and results of operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In 2019, COVID-19 surfaced in Wuhan, China and has since spread worldwide. The COVID-19 pandemic is evolving and to date has led to the implementation of various responses including government-imposed quarantines, travel restrictions, and other public health safety measures. The effects of this outbreak on our business have included and could continue to include temporary closures of our providers and clinics and suspensions of elective surgical procedures. This has and could continue to impact our interactions and relationships with our customers.

In addition to temporary closures of the providers and clinics that we serve, we could also experience temporary closures of the facilities of our suppliers, contract manufacturers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our third-party suppliers and contractors, and results of operations. The extent to which COVID-19 will impact our future business and the economy will also depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, adverse impacts of the Omicron COVID-19 variant or other COVID-19 variants, new information that will emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others. Accordingly, we cannot predict the extent to which our financial condition, results of operations, and value of our common stock will be affected. The uncertainty surrounding the COVID-19 outbreak has caused the Company to increase its inventory in anticipation of possible supply chain shortages related to the COVID-19 virus. While we did not incur significant disruptions to our operations during 2023 and 2022, we are unable at this time to predict with confidence the impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

Rapid technological change could cause our products to become obsolete and if we do not enhance our product offerings through our research and development efforts, we may be unable to effectively compete.

The technologies underlying our products are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the products, services, and processes that we offer or are seeking to develop. Any such occurrence could have a material and adverse effect on our business, results of operations, and financial condition.

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

If we do not develop and, when necessary, obtain regulatory clearance or approval for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or other innovation. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not be covered or reimbursed by government healthcare programs such as Medicare or private health plans, may not produce sales in excess of the costs of development, and/or may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

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

In some cases, our delivered product may not be covered pursuant to a policy statement of a third-party payer, despite a payment history with the third-party payer and benefits to the patients. A third-party payer may seek repayment of amounts previously paid for covered products. We maintain an allowance for provider discounts and amounts intended to cover legitimate requests for repayment. Failure to adequately identify and provide for amounts for resolution of repayment demands in our allowance for provider discounts could have a material adverse effect on our results of operations and cash flows. For government healthcare programs, if we identify a deficiency in prior claims or practices, we may be required to repay amounts previously reimbursed to us by government healthcare programs.

We frequently receive, and expect to continue to receive, refund requests from insurance providers relating to specific patients and dates of service. Billing and reimbursement disputes are very common in our industry. These requests are sometimes related to a few patients and other times include a significant number of refund claims in a single request which can accumulate to a significant amount. We review and evaluate these requests and determine if any refund is appropriate. During the adjudication process, we review claims where we are rebilling or pursuing additional reimbursement from that insurance provider. We frequently have significant offsets against such refund requests which may result in amounts that are due to us in excess of the amounts of refunds requested by the insurance providers. Therefore, at the time of receipt of such refund requests, we are generally unable to determine if a refund request is valid. Although we cannot predict whether or when a request for repayment or our subsequent request for reimbursement will be resolved, it is not unusual for such matters to be unresolved for an extended period of time. No assurances can be given with respect to our estimates for our allowance for provider discounts refund claim reimbursements and offsets or the ultimate outcome of the refund requests.

We are dependent on our Medicare Supplier Number.

We are required to have a Medicare Supplier Number in order to have the ability to bill Medicare for services provided to Medicare patients. Furthermore, all third-party and Medicaid contracts require us to have a Medicare Supplier Number. We are required to comply with Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (“DMEPOS”) Supplier Standards in order to maintain such number. If we are unable to comply with the relevant standards, we could lose our Medicare Supplier Number. Without such number, we would be unable to continue our various third-party and Medicaid contracts. A significant portion of our revenues are dependent upon our Medicare Supplier Number, the loss of which would materially and adversely affect our business, financial condition, results of operations, and cash flows.

The Center for Medicare and Medicaid Services (“CMS”) requires that all Durable Medical Equipment providers must be accredited by a CMS-approved accreditation organization. On February 1, 2013, we initially received accreditation from the Accreditation Commission for Health Care (“ACHC”), and we have remained accredited to date. If we lost our accredited status, our business, financial condition, revenues, and results of operations would be materially and adversely affected.

We face periodic reviews and billing audits from governmental and private payers, and these audits could have adverse results that may negatively impact our business.

As a result of our participation in the Medicaid program and our registration in the Medicare program, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Moreover, an adverse review or audit could result in:

●	required refunding or retroactive adjustment of amounts we have been paid by governmental or private payers;
●	state or Federal agencies imposing fines, penalties, and other sanctions on us;
●	loss of our right to participate in the Medicare program, state programs, or one or more private payer networks; or
●	damage to our business and reputation in various markets.

Any one of these results could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Failure to secure and maintain adequate coverage and reimbursement from third-party payers could adversely affect acceptance of our products and reduce our revenues.

The majority of our revenues come from third-party payers, primarily insurance companies.

In the U.S., private payers cover the largest segment of the population, with the remainder either uninsured or covered by governmental payers. The majority of the third-party payers outside the U.S. are government agencies, government sponsored entities, or other payers operating under significant regulatory requirements from national or regional governments.

Third-party payers may decline to cover and reimburse certain procedures, supplies, or services. Additionally, some third-party payers may decline to cover and reimburse our products for a particular patient even if the payer has a favorable coverage policy addressing our products or previously approved reimbursement for our products. Furthermore, private and government payers may consider the cost of a treatment in approving coverage or in setting reimbursement for the treatment.

Private and government payers are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of governments. Adoption of additional price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our revenues and operating results. If third-party payers do not consider our products or the combination of our products with additional treatments to be cost-justified under a required cost-testing model, they may not cover our products for their populations or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

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

Our failure to secure or maintain adequate coverage or reimbursement for our products by third-party payers in the U.S. or in the other jurisdictions in which we market our products could have a material adverse effect on our business, revenues, and results of operations and cause our stock price to decline.

We may not be successful in maintaining the reimbursement codes necessary to facilitate accurate and timely billing for our products or physician services attendant to our products.

Third-party payers, healthcare systems, government agencies, or other groups often issue reimbursement codes to facilitate billing for products and physician services used in the delivery of healthcare. If we are unable to maintain the Healthcare Common Procedure Coding System codes (“HCPCS codes”) for physician services related to our products, our revenues and results may be affected by the absence of such HCPCS codes, as physicians may be less likely to prescribe the therapy when there is no certainty that adequate reimbursement will be available for the time, effort, skill, practice expense, and malpractice costs required to provide the therapy to patients.

Outside the United States, we have not secured codes to describe our products or to document physician services related to the delivery of therapy using our products. The failure to obtain and maintain these codes could affect the growth of our business.

We at times have concentrations of credit risk with third-party payers; failure to collect these and other billed receivables could adversely affect our cash flows and results of operations.

At December 31, 2023 the Company did not have gross receivables from any third-party payer which made up over 10% of the accounts receivable balance. The Company had gross receivables from one third-party payer at December 31, 2022, which made up approximately 14% of the accounts receivable balance.

Future changes in coverage and reimbursement policies for our products or reductions in reimbursement rates for our products by third party payers could adversely affect our business and results of operations.

In the United States, our products are prescribed by physicians for their patients. Based on the prescription, which we consider an order, we submit a claim for payment directly to third-party payers such as private commercial insurance carriers, government payers, and others as appropriate, and the third-party payer reimburses us directly. Federal and state statutes, rules, or other regulatory measures that restrict coverage of our products or reimbursement rates could have an adverse effect on our ability to sell or rent our products or cause physical therapists and physicians to dispense and prescribe alternative, lower-cost products.

There are significant estimating risks associated with the amount of revenue, related refund liabilities, accounts receivable, and provider discounts that we recognize, and if we are unable to accurately estimate these amounts, it could impact the timing of our revenue recognition and cash collections, which have a significant impact on our operating results, or lead to a restatement of our financial results.

There are significant risks associated with the estimation of the amount of revenues, related refund liabilities, accounts receivable, and provider discounts that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of coverage, differing provider discount rates, and other third-party payer issues. Determining applicable primary and secondary coverage for our customers at any point in time, together with the changes in patient coverage that occur each month, require complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payers. Revenues associated with government programs are also subject to estimating risk related to the amounts not paid by the primary government payer that will ultimately be collectable from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds, and pay or retractions typically continue to occur for up to three years and longer after our products are provided. While we typically look to our past experience in collections with a payer in estimating amounts expected to be collected on current billings, recent trends and current changes in reimbursement practice, the overall healthcare environment, and other factors nonetheless could ultimately impact the amount of revenues recorded and the receivables collected. If our estimates of revenues, related refund liabilities, accounts receivable, or provider discounts are materially inaccurate, it could impact the timing of our revenue recognition and have a significant impact on our operating results. It could also lead to a restatement of our financial results.

Tax laws and regulations require compliance efforts that can increase our cost of doing business. Changes to these laws and regulations could impact financial results.

We are subject to a variety of tax laws and regulations in the jurisdictions in which we do business. Maintaining compliance with these laws can increase our cost of doing business and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, or changes in tax laws or the interpretation thereof. The most significant recent example of this is the impact of the U.S Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which was enacted on December 22, 2017. These changes significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs, among other things. The Company has implemented the Tax Act and does not expect any significant changes related to the Tax Act at this time.

The impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown but may harm our business.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory, and other influences. The Patient Protection and Affordable Care Act (“PPACA”) made major changes in how healthcare is both delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

The PPACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws, and encouraged the use of information technology. Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and net revenue.

Certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care. Further, the PPACA may negatively impact payers by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payers seek to offset these increases by reducing costs in other areas. The full impact of these changes on us cannot be determined at this time.

We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two payment formulas, Merit-Based Incentive Payment System (“MIPS”) or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS allows eligible physicians to receive upward or downward adjustments to their Medicare Part B payments based on certain quality and cost metrics, among other measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law.

In addition, current and prior healthcare reform proposals have included the concept of creating a single payer or public option for health insurance. If enacted, these proposals could have an extensive impact on the healthcare industry, including us. We are unable predict whether such reforms may be enacted or their impact on our operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare services, which could harm our business, financial condition, and results of operations.

The Patient Protection and Affordable Care Act of 2010 has had an impact on our business which may be in part beneficial and in part detrimental.

In March 2010, broad federal healthcare reform legislation was enacted in the United States. This legislation did not become effective immediately in total and may be modified prior to the effective date of some provisions. This legislation has had an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance, and other factors that influence the acquisition and use of health insurance from private and public payers. This legislation has resulted in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during 2013 and 2014 and the lack of any significant increase in 2015. Orders and revenue increased in 2016 through 2023; however, we are currently unable to determine whether such trend will continue in future periods or whether the healthcare reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

The uncertainty of continuing healthcare changes and regulations may negatively affect our business.

There is some doubt on the continuation of the Affordable Care Act and the legislation that the current Congress will enact to replace it, if any. Because we cannot be certain about the continuation of the Affordable Care Act or any changes or replacements thereto, even if the Affordable Care Act remains the law of the land, there is also some doubt whether the President will support it or take regulatory action to negatively impact its benefits. The amount of uncertainty creates concern on our customers’ willingness to buy products which may or may not be covered by future healthcare benefits even if they are covered currently.

We are subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years, and we may become subject to such litigation. If we are unable to or have not fully complied with such laws, we could face substantial penalties.

Our operations are subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal Stark Law, and the federal False Claims Act. These laws may impact, among other things, our sales, marketing, and education programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid, and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal Ethics in Patient Referrals Act of 1989, commonly known as the “Stark Law”, prohibits, subject to certain exceptions, physician referrals of Medicare and, as applicable under state law, Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state. The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. The False Claims Act defines “knowingly” to include actual knowledge, acting in deliberate ignorance of the truth or falsity of information, or acting in deliberate disregard of the truth or falsity of information. False Claims Act liability includes liability for reverse false claims for avoiding or decreasing an obligation to pay or transmit money to the government. This includes False Claims Act liability for failing to report and return overpayments within 60 days of the date on which the overpayment is “identified”. Penalties under the False Claims Act can include exclusion from the Medicare program. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Suits filed under the False Claims Act, known as qui tam actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical, and healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

HIPAA, and its implementing regulations, also created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

From time to time, the Company has been and is involved in various governmental audits, investigations, and reviews related to its operations. Reviews and investigations can lead to government actions, resulting in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure, or exclusion from participation in Medicare, Medicaid, or other government programs. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement, or Corporate Integrity Agreement (“CIA”). If we fail to comply with applicable laws, regulations, and rules, the Company’s financial condition and results of operations could be adversely affected. Furthermore, becoming subject to these governmental investigations, audits, and reviews may result in substantial costs and divert management’s attention from the business as we cooperate with the government authorities, regardless of whether the particular investigation, audit, or review leads to the identification of underlying issues.

We are unable to predict whether we could be subject to actions under any of these laws, or the impact of such actions. If we are found to be in violation of any of the laws described above or other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from Medicare, Medicaid, and other government healthcare reimbursement programs, and the curtailment or restructuring of operations.

Hospitals and clinicians may not buy, prescribe, or use our products in sufficient numbers, which could result in decreased revenues and profits.

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

Because our sales are dependent on prescriptions from physicians, if any of these or other factors result in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund our operations. Although we experienced an increase in orders for our ZMI products during 2023 and 2022 compared to prior years, we can make no assurances that demand for our products will not decline in future periods.

Any new competitor could be larger than us and have greater financial and other resources than we do, and those advantages could make it difficult for us to compete with them.

Many competitors to our products may have substantially greater financial, technical, marketing, and other resources. Competition could result in fewer orders, reduced gross margins, and loss of market share. Our products are regulated by the FDA in the United States. Competitors may develop products that are substantially equivalent to our FDA-cleared products, thereby using our products as predicate devices to more quickly obtain FDA approval for their own products. If overall demand for our products should decrease, it could have a material adverse effect on our operating results. Substantial competition is expected in the future in the area of stroke rehabilitation that may directly compete with our NeuroMove product. These competitors may use standard or novel signal processing techniques to detect muscular movement and generate stimulation to such muscles. Other companies may develop rehabilitation products that perform better and/or are less expensive than our products, which could have a material adverse effect on our operating results.

Failure to keep pace with the latest technological changes could result in decreased revenues.

The market for some of our products is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from the development and sale of products in the medical device industry. As a result, our success will depend, in part, on our ability to develop and market product offerings that respond in a timely manner to the technological advances of our competitors, evolving industry standards, and changing patient preferences. There is no assurance that we will keep up with technological improvements.

Our business could be adversely affected by reliance on sole suppliers.

Notwithstanding our current multiple supplier approach, certain essential product components may be supplied in the future by sole, or a limited group of, suppliers. Most of our products and components are purchased through purchase orders rather than through long-term supply agreements, and large volumes of inventory may not be maintained. There may be shortages and delays in obtaining certain product components. Disruption of the supply or inventory of components could result in a significant increase in the costs of these components or could result in an inability to meet the demand for our products. In addition, if a change in the manufacturer of a key component is required, qualification of a new supplier may result in delays and additional expenses in meeting customer demand for products. These factors could adversely affect our revenues and ability to retain our experienced sales force.

A third-party manufacturer’s inability to produce our products’ components on time and to our specifications could result in lost revenue.

Third-party manufacturers assemble and manufacture components of the NexWave and NeuroMove and some of our other products to our specifications. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our patients for those items, which could result in cancellation of orders, refusal to accept deliveries, or a reduction in purchase prices, any of which could have a material adverse effect on our revenues. Because of the timing and seriousness of our business, and the medical device industry in particular, the dates on which patients need and require shipments of products from us are critical. Further, because quality is a leading factor when patients, doctors, health insurance providers, and distributors accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular patient.

We could experience cost increases or disruptions in supply of raw materials or other components used in our products.

Our third-party manufacturers that assemble and manufacture components for our products expect to incur significant costs related to procuring raw materials required to manufacture and assemble our product. The prices for these raw materials fluctuate depending on factors beyond our control, including market conditions and global demand for these materials and could adversely affect our business, prospects, financial condition, results of operations, and cash flows. Further, any delays or disruptions in our supply chain could harm our business. For example, COVID-19, including associated variants, could cause disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our products, and the internal designs and processes we or third-parties may adopt in an effort to remedy or mitigate impacts of such disruptions and delays could result in higher costs. In addition, our business also depends on the continued supply of battery cells for our products. We are exposed to multiple risks relating to availability and pricing of quality battery cells. These risks include:

●	the inability or unwillingness of battery cell manufacturers to build or operate battery cell manufacturing plants to supply the numbers of battery cells (including the applicable chemistries) required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;
●	disruption in the supply of battery cells due to quality issues or recalls by the battery cell manufacturers; and
●	an increase in the cost or decrease in the available supply of raw materials used in battery cells, such as lithium, nickel, and cobalt.

Furthermore, currency fluctuations, tariffs, or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for raw materials or components would increase our operating costs and could reduce our margins.

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

Semiconductor chips are a vital input component to the electrical architecture of our products, controlling wide aspects of the products’ operations. Many of the key semiconductor chips we use in our products come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in our supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver our products. We do not have any long-term supply contracts with any suppliers and purchase chips on a purchase order basis. Due to our reliance on these semiconductor chips, we are subject to the risk of shortages and long lead times in their supply. We are in the process of identifying alternative manufacturers for semiconductor chips. We have in the past experienced, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, resulted in a severe global shortage of chips in 2021 and 2022. As a result, our ability to source semiconductor chips to be used in our products has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our products, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our products to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we may be required to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design, and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of products due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and sales, and otherwise materially and adversely affect our business and operations.

If we need to replace manufacturers, our expenses and cost of goods could increase, resulting in low profit margins.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have and thus have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if we need to replace an existing manufacturer, we may have to expand our third-party manufacturing capacity. We cannot assure that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms, which we have with our manufacturers, either from a production standpoint or a financial standpoint. We enter into a number of purchase order commitments specifying a time for delivery, method of payment, design and quality specifications, and other standard industry provisions, but we do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively. Should we be forced to replace one or more of our manufacturers, we may experience increased costs or an adverse operational impact due to delays in distribution and delivery of our products to our patients, which could cause us to lose patients or lose revenue because of late shipments.

We are a relatively small company with a limited number of products and staff. Sales fluctuations and employee turnover may adversely affect our business.

We are a relatively small company. Consequently, compared to larger companies, sales fluctuations could have a greater impact on our revenue and profitability on a quarter-to-quarter and year-to-year basis, and delays in patient orders could cause our operating results to vary significantly from quarter-to-quarter and year-to-year. In addition, as a small company we have limited staff and are heavily reliant on certain key personnel to operate our business. If a key employee were to leave the company, it could have a material impact on our business and results of operations, as we might not have sufficient depth in our staffing to fill the role that was previously being performed. A delay in filling the vacated position could put a strain on existing personnel, result in a failure to satisfy our contractual obligations, or to effectively implement our internal controls, which could materially harm our business.

If we are unable to retain the services of Mr. Sandgaard or if we are unable to successfully recruit qualified managerial and sales personnel, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer, Founder, and beneficial owner of approximately 50% of our outstanding stock as of February 28, 2024. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. There is currently no employment agreement with Mr. Sandgaard. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract, or retain sales personnel. There can be no assurance that we will be able to find and attract qualified new employees and sales representatives and retain existing employees and sales representatives.

We need to maintain insurance coverage, which could become very expensive or have limited availability.

Our marketing and sales of medical device products create an inherent risk of claims for product liability. As a result, we carry product liability insurance and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured that we have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, if we are subject to such liability claims, there is no assurance that our insurance provider will continue to insure us at current levels or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts, which would result in increased liability to claims.

Although we do not manufacture the products we distribute, if one of the products distributed by us proves to be defective or is misused by a health care practitioner or patient, we may be subject to liability that could adversely affect our financial condition and results of operations.

Although we do not manufacture the products that we distribute, a defect in the design or manufacture of a product distributed or serviced by us, or a failure of a product distributed by us to perform for the use specified, could have a material and adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of the product distributed by us by a practitioner or patient that results in injury could similarly subject us to liability. Any substantial underinsured loss could have a material and adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, any impairment of our reputation could have a material and adverse effect on our revenues and prospects for future business.

We depend upon obtaining regulatory clearance of new products and/or manufacturing operations we develop and maintain clearances of current products; failure to obtain or maintain such regulatory clearances could result in increased costs, lost revenue, penalties, and fines.

Before marketing certain new products, we will need to complete one or more clinical investigations of each product. There can be no assurance that the results of such clinical investigations will be favorable to us. We may not know the results of any study, favorable or unfavorable to us, until after the study has been completed. Such data must be submitted to the FDA as part of any regulatory filing seeking clearance to market the product. Even if the results are favorable, the FDA may dispute the claims of safety, efficacy, or clinical utility and not allow the product to be marketed. The sales price of the product may not be enough to recoup the amount of our investment in conducting the investigative studies, and we may expend significant funds on research and development on products that are rejected by the FDA. Some of our products are marketed based upon our interpretation of FDA regulation allowing for changes to an existing device. If our interpretations are incorrect, we could suffer consequences that could have a material adverse effect on our results of operations and cash flows and could result in fines and penalties. There can be no assurance that we will have the financial resources to complete development of any new products, complete the regulatory clearance process, or maintain regulatory compliance of existing products.

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

We continue to incur expenses.

This area of medical device research is subject to rapid and significant technological changes. Developments and advances in the medical industry by either competitors or other parties can affect our business in either a positive or negative manner. Developments and changes in technology that are favorable to us may significantly advance the potential of our research, while developments and advances in research methods outside of the methods we are using may severely hinder or completely halt our development.

We are a small company in terms of employees and technical and research resources. We expect to incur research and development, sales and marketing, and general and administrative expenses. These amounts may increase, and recently have in connection with our efforts to expand our sales force, before any commensurate incremental revenue from these efforts may be obtained and adversely affect our potential profits, and we may lack the liquidity to pay for such expenditures. These factors may also hinder our ability to meet changes in the medical industry as rapidly or effectively as competitors with more resources.

Substantial costs could be incurred defending against claims of intellectual property infringement.

Other companies, including competitors, may obtain patents or other proprietary intellectual property rights that would limit, interfere with, or otherwise circumscribe our ability to make, use, or sell products. Should there be a successful claim of infringement against us, and if we could not license the alleged infringed technology at a reasonable cost, our business and operating results could be adversely affected. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles remain unresolved. Any litigation claims against us, independent of their validity, may result in substantial costs and the diversion of resources with no assurance of success. Intellectual property claims could cause us to:

●	cease selling, incorporating, or using products that incorporate the challenged intellectual property;
●	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms, if at all; and
●	re-design our products excluding the infringed intellectual property, which may not be possible.

We may be unable to protect our trademarks, trade secrets, and other intellectual property rights that are important to our business.

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

We possess and process sensitive customer information and Protected Health Information protected by the Health Insurance Portability and Affordability Act (“HIPAA”). While we have taken reasonable and appropriate steps to protect that information, if our security procedures and controls were compromised, it could harm our business, reputation, results of operations, and financial condition and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with healthcare privacy and consumer protection laws. A compromise of our privacy or security procedures could also subject us to liability under certain healthcare privacy laws applicable to us.

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

We have identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal controls over financial reporting as of December 31, 2023 and 2022, related to information technology general controls (“ITGCs”) that were not designed and operating effectively to ensure (i) appropriate segregation of duties was in place to perform program changes and (ii) the activities of individuals with access to modify data and make program changes were appropriately monitored. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Also as of December 31, 2023, we identified a material weakness in our communications with our independent auditors as it relates to open or pending financial statement adjustments and the timing of decisions to take write-offs. Although the material weaknesses identified above did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to previously released financial results, our management concluded that these control weaknesses constitute a material weakness and that our internal control was not effective as of December 31, 2023.

Our management is committed to take comprehensive actions to remediate the material weakness in internal control over financial reporting. We are in the process of developing and implementing remediation plans to address the material weakness described above.

While we are committed to designing and implementing new controls and measures to remediate these material weaknesses, we cannot assure you that the measures will be sufficient to remediate the material weaknesses or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

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

We may not ultimately strengthen our competitive position or achieve our goals from our recent or any future acquisition, and any acquisitions we complete could be viewed negatively by users, customers, partners or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. For example, in December 2021 we acquired Kestrel Labs, Inc. and we must effectively integrate the personnel, products, technologies and customers and develop and motivate new employees. In addition, we may not be able to successfully retain the customers and key personnel of such acquisitions over the longer term, which could also adversely affect our business. The integration of our recently acquired business or future-acquired business will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired business and accurately forecast the financial impact of the acquisition, including accounting charges.

We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock. For example, in connection with our acquisition of Kestrel Labs, Inc., we paid an approximate value of $30.5 million, consisting of $16.1 million in cash which was financed through Bank of America N.A. and approximately $14.4 million in shares of our common stock, a portion of which was to be held in escrow. To fund any future acquisition, we may issue equity, which would result in dilution to our stockholders, or incur more debt, which would result in increased fixed obligations and could subject us to additional covenants or other restrictions that would impede our ability to manage our operations.

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

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. For example, the failure to get regulatory approval to sell certain products of an acquired business may significantly reduce the anticipated benefits of the acquisition and could harm our results of operations, even if we have put in place contingencies for the delivery of closing consideration, such as the escrowed shares initially held back in our acquisition of Kestrel Labs, Inc. Further, acquisitions may also cause us to:

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

The conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.

We have outstanding a total of $60 million of convertible senior notes. See Note 8: Convertible Senior Notes to the Consolidated Financial Statements included in “Part II, Item 8 - Financial Statements and Supplementary Data.” If the conversion feature of any of those convertible senior notes is triggered, holders will be entitled to convert the notes at their option at any time during specified periods. If one or more holders elect to convert their notes, we may be required, or may choose, to settle the obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Our existing stockholders may experience dilution if we elect to raise equity capital

Previously, we’ve raised capital in the form of debt and/or equity to meet our working capital needs. We may also choose to issue equity or debt securities in the future to meet our liquidity or other needs which would result in additional dilution to our existing stockholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities, we cannot offer any assurance that we will be able to do so. We may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock. If we raise additional working capital, existing stockholders may experience dilution.

We paid a dividend on our common stock, and cash used to pay dividends will not be available for other corporate purposes

In 2018, our Board of Directors declared a dividend of $0.07 per share, which was paid in January 2019. In 2021, our Board of Directors declared a dividend of $0.10 per share, which was paid in January 2022. The decision to pay dividends in the future will depend on general business conditions, the impact of such payment on our financial condition, and other factors our Board of Directors may consider. If we elect to pay future dividends, this could reduce our cash reserves to levels that may be inadequate to fund expansions to our business plan or unanticipated contingent liabilities.

Our stock price could become more volatile and your investment could lose value.

All of the factors discussed in this section could affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Conversion of our convertible senior notes into common stock may dilute the ownership interests of existing stockholders or may otherwise depress the price of our common stock.

If it were to occur, the conversion of convertible senior notes would dilute the ownership interests of existing stockholders to the extent we deliver shares of common stock upon conversion. Any sales in the public market of such shares could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible senior notes and the anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

ITEM 2. PROPERTIES

During February 2023, the Company entered into a lease agreement for approximately 41,427 square feet of office space for the operations of ZMS in Englewood, Colorado. The lease commenced on July 1, 2023 and runs through December 31, 2028. At the expiration of the lease term the Company has the option to renew the lease for one additional five-year period. The Company is entitled to rent abatements for the first six months of the lease and tenant improvement allowances.

In April 2021, we signed a sublease for our corporate headquarters in Englewood, Colorado beginning in May 2021 for up to approximately 110,754 square feet. This lease runs through April 2028.

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

We believe these leased properties are sufficient to support our current requirements and that we will be able to locate additional facilities as needed. See Note 12 to the Consolidated Financial Statements for additional information on these leases.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the Company’s executive officers.

Name	Age	Title and Business Experience
Thomas Sandgaard	[65]

President and Chief Executive Officer. Mr. Sandgaard founded the Company in 1996 after a successful European-based career in the semiconductor, telecommunications and medical equipment industries with ITT, Siemens and Philips Telecom. Mr. Sandgaard has been our President, CEO and Chairman since 1996. Mr. Sandgaard held middle and senior management positions in the areas of international sales and distribution, technology transfers, mergers and acquisitions and marketing. Mr. Sandgaard holds a degree in electronics engineering from the University of Southern Denmark and an MBA from Copenhagen Business School. Mr. Sandgaard currently does not hold, and has not held in the past five years, directorships with any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940

Daniel Moorhead	[51]

Chief Financial Officer. Mr. Moorehead joined the Company in June 2017 as the Chief Financial Officer and is responsible for all finance and accounting functions. Prior to joining Zynex, Mr. Moorhead was Chief Financial Officer of Evolving Systems, Inc. (Nasdaq: EVOL) from January 2016 until May 2017, after having served as Vice President of Finance & Administration from December 2011 through December 2015 and in other financial management roles from 2002-2005 and 2008-2011. Mr. Moorhead is a CPA and holds a B.B.A. in Accounting from the University of Northern Colorado.

Anna Lucsok	[38]

Chief Operating Officer. Ms. Lucsok joined the company in 2018 and previously served as Vice President of Reimbursement and Sales Operations with Zynex Medical. In this position she was responsible for leading and expanding Zynex’s order, reimbursement, patient experience, and inside sales support operations. Ms. Lucsok brings more than nine years of healthcare operations experience as well as critical knowledge of revenue cycle management and medical care collections. She’s previously held key positions with companies such as University of Colorado Hospital, the US Air Force and Schryver Medical. Ms. Lucsok holds certification in medical billing as well as completed her degree in Healthcare Administration and Management from Colorado State University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 12, 2019, our common stock began trading on The Nasdaq Capital Market under the symbol “ZYXI”. Prior to uplisting to the Nasdaq Capital Market, the Company’s common stock was quoted on the OTCQB (managed by OTC Markets, Inc) under the symbol “ZYXI.”

As of February 28, 2024, there were 32,170,182 shares of common stock outstanding and approximately 188 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 11, 2023, the Company announced that its board of directors had approved a repurchase program of up to $10.0 million of the Company’s common stock (the “September 2023 Repurchase Program”) beginning on September 13, 2023, and continuing through the earlier of September 12, 2024, or when all $10.0 million worth of shares have been repurchased.

On November 1, 2023, the Company announced that its board of directors had approved a repurchase program of up to $20.0 million of the Company’s common stock (the “November 2023 Repurchase Program”) beginning on November 1, 2023, and continuing through the earlier of October 31, 2024, or when all $20.0 million worth of shares have been repurchased.

Under the Company’s repurchase programs, the Company may repurchase its common stock from time to time in open market and negotiated transactions. Repurchases will be made subject to market conditions, available liquidity, cash flow, applicable legal requirements, and other factors. The specific prices, numbers of shares, and timing of purchase transactions will be determined by the Company from time to time. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase programs are intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934.

The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2023 pursuant to the Company’s authorized share repurchase programs:

			Total Number of	In Thousands
			Shares	Maximum Value
			Purchased as	of Shares That
	Total	Average	Part of a	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan	Plan
October 1 - October 31, 2023
Share repurchase program (1)	536,715	$8.23	1,204,239	—

November 1 - November 30, 2023
Share repurchase program (2)	524,200	$9.20	524,200	15,176

December 1 - December 31, 2023
Share repurchase program (2)	488,000	$9.75	1,012,200	10,417
Quarter Total

Share repurchase program (1)	536,715	$8.23	1,204,239	—
Share repurchase program (2)	1,012,200	$9.47	1,012,200	10,417

(1) Shares were purchased through the Company’s publicly announced September 2023 Repurchase program. The program was fully utilized during the Company's fourth quarter.

(2) Shares were purchased through the Company’s publicly announced November 2023 Repurchase program dated November 1, 2023. The program expires on October 31, 2024, or reaching $20.0 million of repurchases.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from our consolidated financial statements for the years ended December 31, 2023, and 2022. The consolidated financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Report. The consolidated financial statements contained elsewhere in this Report fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Statement Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

OVERVIEW

We operate in one primary business segment, electrotherapy and pain management products. As of December 31, 2023, the Company’s only active subsidiaries are ZMI, a wholly-owned Colorado corporation, through which the Company conducts its U.S. electrotherapy and pain management operations, and ZMS. ZMS, a wholly-owned Colorado corporation, has developed a fluid monitoring system, which has received two utility patents and FDA approval in the U.S. ZMS also acquired Kestrel during 2021, which had two pulse-oximeter products they are developing and numerous patents. However, ZMS has achieved no revenues to date.

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Annual Report.

HIGHLIGHTS

During the year ended December 31, 2023, the Company achieved the following:

●	Achieved a 43% increase in order growth, 17% growth in revenue, and a 29% increase in operating cash flows compared to the prior year;
●	Recorded net income of $9.7 million and our 8th consecutive profitable year;
●	Achieved higher sales representative productivity with increase revenue per sales representative;

●	Due to strong results and related cash flow, we repurchased approximately $37.9 million worth of the Company’s common stock;
●	Ranked 11th in Forbes list of “Americas Best Small Companies 2023”;
●	Ranked 23rd in the Top 100 Healthcare Technology Companies of 2023 according to The Healthcare Technology Report;
●	Included in the Deloitte Technology Fast 500 Fastest Growing Companies for a 5th consecutive year;
●	Completed multiple IRB-approved clinical studies including the apheresis blood donation study with Vitalant Research Institute, detection of fluid changes in subjects during a dialysis procedure at DaVita, study at Yale University where subjects underwent simulated hemorrhage using a lower body negative pressure chamber and a non-cardiac surgery perioperative observational study to determine the impact of complex perioperative events on the parameters and Relative Index (RI) measured by the CM-1600 at Cleveland Clinic; and
●	Completed a hypoxemia study at the University of California, San Francisco and ongoing enrollments at Duke University for NiCO as well as Q-Submissions and meetings with the FDA.

Inflation Reduction Act

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize drug price increases that outpace inflation; and (iii) redesigns the Medicare Part D program, increasing manufacturer rebates within the catastrophic coverage phase. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively beginning in fiscal year 2023, although they have been subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

The IRA also includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. The Company does not expect these tax provisions to materially impact its financial statements.

SUMMARY

Net revenue increased 17% in 2023 to $184.3 million from $158.2 million in 2022. Net income was $9.7 million and $17.0 million for the years ended December 31, 2023 and 2022, respectively.

Cash flows from operating activities increased 29%, or $4.0 million, to $17.8 million for the year ended December 31, 2023. Increased cash flows from operations along with our current cash position allowed us to repurchase $37.9 million of common stock and maintain working capital of $69.3 million for the year ended December 31, 2023.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of income in comparative format (in thousands).

	For the Years Ended
	December 31,		$
	2023	2022	change
NET REVENUE
Devices	$58,822	$43,497	$15,325
Supplies	125,500	114,670	10,830
Total net revenue	184,322	158,167	26,155

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	38,366	32,005	6,361
Sales and marketing	86,659	67,116	19,543
General and administrative	48,517	36,108	12,409
Total costs of revenue and operating expenses	173,542	135,229	38,313

Income from operations	10,780	22,938	(12,158)

Other Income (expense)
Gain on sale of fixed assets	39	—	39
Loss on change in fair value of contingent consideration	2,854	(300)	3,154
Interest expense	(1,094)	(440)	(654)
Other income/(expense), net	1,799	(740)	2,539

Income from operations before income taxes	12,579	22,198	(9,619)
Income tax expense	2,847	5,150	(2,303)
Net income	$9,732	$17,048	$(7,316)

Net income per share:
Basic	$0.27	$0.44	$(0.17)
Diluted	$0.27	$0.44	$(0.17)

Weighted average basic shares outstanding	35,555	38,467	(2,912)
Weighted average diluted shares outstanding	36,142	39,127	(2,985)

The following table presents our consolidated statements of income reflected as a percentage of total revenue:

	For the Years Ended December 31,
	2023	2022
NET REVENUE
Devices	32%	28%
Supplies	68%	72%
Total net revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	21%	20%
Sales and marketing	47%	42%
General and administrative	26%	23%
Total costs of revenue and operating expenses	94%	85%

Income from operations	6%	15%

Other income/(expense)
Gain on sale of fixed assets	—%	—%
Loss on change in fair value of contingent consideration	2%	—%
Interest expense	(1)%	—%
Other income/(expense), net	1%	—%

Income from operations before income taxes	7%	14%
Income tax expense	2%	3%
Net income	5%	11%

Net income per share:
Basic	0.27	0.44
Diluted	0.27	0.44

Weighted average basic shares outstanding	35,555	38,467
Weighted average diluted shares outstanding	36,142	39,127

Net Revenue

Net revenues are comprised of device and supply sales, constrained by estimated third-party payer reimbursement deductions. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of third-party payer insurance claims and other customer collection history. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. If initial estimates are updated these changes are accounted for as increases or decreases in the transaction price. Assuming the underlying performance obligation to which the change in price relates has already been satisfied, those changes in transaction price are immediately recognized as increases or decreases in revenue (not credit losses (bad debt expense)) in the period in which the estimate changes.

Product device revenue is primarily comprised of sales and rentals of our electrotherapy products and also includes complementary rehabilitation products such as our cervical traction, lumbar support, bracing, and hot/cold therapy products.

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

Net revenue increased $26.2 million or 17% to $184.3 million for the year ended December 31, 2023, from $158.2 million for the year ended December 31, 2022. The growth in net revenue is primarily related to the 43% growth in device orders which led to an increased customer base and drove higher sales of consumable supplies. During the fourth quarter of 2023, the Company placed an allowance of $6.2 million on receivables which were determined to be uncollectible. The allowance was recorded to net revenue during the period.

Device Revenue

Device revenue is related to the purchase or lease of our electrotherapy products as well as complementary products including cervical traction, lumbar support, knee braces and hot/cold therapy products. Device revenue increased $15.3 million or 35% to $58.8 million for the year ended December 31, 2023, from $43.5 million for the year ended December 31, 2022. The increase in device revenue is related to the growth in our device and complementary product orders of 43% from 2022 to 2023 as a result of increased sales representative productivity.

Supplies Revenue

Supplies revenue is related to the sale of supplies, typically electrodes and batteries, for our products. Supplies revenue increased $10.8 million or 9% to $125.5 million for the year ended December 31, 2023, from $114.7 million for the year ended December 31, 2022. The increase in supplies revenue is primarily related to growth in our customer base from higher device sales in 2023 and prior years.

Operating Expenses

Costs of Revenue –Devices and Supplies

Costs of revenue – devices and supplies consist primarily of device and supplies costs, operations labor and overhead, shipping and depreciation. Costs of revenue increased $6.4 million or 20% to $38.4 million for the year ended December 31, 2023, from $32.0 million for the year ended December 31, 2022. The increase in costs of revenue is directly related to the increase in device and supplies orders. As a percentage of revenue, cost of revenue – devices and supplies remained flat at 21% for the years ended December 31, 2023 and 2022, respectively.

Sales and Marketing Expense

Sales and marketing expense primarily consists of employee-related costs, including sales commissions and other direct costs associated with these personnel including travel and marketing expenses. Sales and marketing expense for the year ended December 31, 2023 increased 29% to $86.7 million from $67.1 million for the year ended December 31, 2022. The increase in sales and marketing expense is primarily due to an increased head count in our direct sales force and sales operations group, which includes our patient experience team, as well as increased compensation related to higher-than-normal inflation in the U.S. Increased orders also resulted in higher sales commissions as well as travel expenses. As a percentage of revenue, sales and marketing expense increased to 47% from 42% during the year ended December 31, 2023 compared the same period in 2022. The increase as a percentage of revenue is primarily due to the aforementioned increase in expenses, partially offset by increased revenue during the year ended December 31, 2023.

General and Administrative Expense

General and administrative expense primarily consists of employee related costs, facilities expense, professional fees and depreciation and amortization. General and administrative expense for the year ended December 31, 2023 increased 34% to $48.5 million from $36.1 million for the year ended December 31, 2022. The increase in general and administrative expense is primarily due to the following:

●	an increase of $5.7 million in compensation and benefits expense driven by headcount growth in our ZMI reimbursement team, which is directly related to our 43% order growth during the period;
●	an increase of $1.5 million in compensation and benefits expense driven by headcount growth and inflationary salary increases for ZMS; and
●	an increase of $5.2 million in other expenses, including professional fees of $2.3 million, and other general and administrative costs of $2.9 million associated primarily with growth of the Company and order volume.

As a percentage of revenue, general and administrative expense increased to 26% for the year ended December 31, 2023 from 23% for the year ended December 31, 2022. The increase as a percentage of revenue is primarily due to the aforementioned increase in expenses, partially offset by increased revenue during the year ended December 31, 2023.

The Company expects that general and administrative expenses will continue to increase through 2024 as the Company continues to expand its corporate headcount to accommodate continued order growth and continued research and development activities at ZMS.

Other Income (Expense)

Other income was $1.8 million for the year ended December 31, 2023, of which $2.9 million related to a gain on the change in fair value of contingent consideration. Other income was offset by $1.1 million in interest expense related to our Senior Convertible Notes, net of interest earned. Other expense was $0.7 million for the year ended December 31, 2022, of which $0.4 million was related to interest on notes payable, and a $0.3 million loss on the change in fair value of contingent consideration.

Income Tax Expense

We recorded income tax expense of $2.8 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively. The effective income tax rate for the years ended December 31, 2023 and 2022 was 23% for both periods.

FINANCIAL CONDITION

As of December 31, 2023, we had working capital of $69.3 million, compared to $48.5 million as of December 31, 2022. The principal source of working capital was $44.6 million in cash and cash equivalents and $26.8 million in accounts receivable. The increase in working capital is driven from the offering of Convertible Senior Notes and the profitability during the year ended December 31, 2023. This increase was offset by the purchase of $37.9 million in treasury stock in 2023. We generated $17.8 million and $13.7 million in operating cash flows during the years ended December 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. As of December 31, 2023, our principal source of liquidity was $44.6 million in cash and cash equivalents, $26.8 million in accounts receivables, and our working capital balance was $69.3 million.

In May 2023, the Company issued $52.5 million aggregate principal amount of 5.00% Convertible Senior Notes due May 15, 2026 (the “2023 Convertible Senior Notes”). In May 2023, the Company issued an additional $7.5 million aggregate principal amount of the 2023 Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option. Interest on the 2023 Convertible Senior Notes is payable semiannually in arrears, beginning November 15, 2023. The 2023 Convertible Senior Notes will mature on May 15, 2026, unless earlier converted or repurchased, and are redeemable at the option of the Company on or after May 20, 2025 (See Note 8).

Our anticipated uses of cash in the future will be to fund the expansion of our business.

Net cash provided by operating activities for the years ended December 31, 2023 and 2022 was $17.8 million and $13.7 million, respectively. The increase in cash provided by operating activities for the year ended December 31, 2023 was primarily due to improved collections and continued profitability in 2023. Cash provided by operating activities for the year ended December 31, 2022 was primarily due to cash collections related to net income of $17.0 million, offset by increased inventory balances.

Net cash used in investing activities for the years ended December 31, 2023 and 2022 was $1.0 million and $0.4 million, respectively. Cash used in investing activities for the year ended December 31, 2023 was primarily related to the purchase of computer, office and warehouse equipment, and ongoing capital projects for ZMS operations. Cash used in investing activities for the year ended December 31, 2022 was primarily related to the purchase of computer, office and warehouse equipment.

Net cash provided by financing activities for the year ended December 31, 2023 was $7.6 million compared with net cash used in financing activities was $35.8 million for the year ended December 31, 2022. The cash provided by financing activities of $7.6 million for the year ended December 31, 2023 was primarily due to net proceeds from the issuance of Senior Convertible Notes of $57.0 million, offset by purchases of $37.9 million in treasury stock and principal payments made on long term debt totaling $10.7 million.

Net cash used in financing activities of $35.8 million for the year ended December 31, 2022 was primarily due to the repurchase of Company stock totaling $26.4 million, principal payments made on our term loan totaling $5.3 million and the payment of cash dividends in January 2022 totaling $3.6 million.

We believe our cash, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	our cash balance at December 31, 2023 of $44.6 million;
●	our working capital balance of $69.3 million;
●	our accounts receivable balance of $26.8 million;
●	our profitability over the last 8 years; and
●	our planned capital expenditures of approximately $2.5 million during 2024.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2023 (in thousands).

	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases	19,980	4,511	4,632	4,428	4,237	2,172	—
Finance leases	672	209	169	108	93	93	—
	$20,652	$4,720	$4,801	$4,536	$4,330	$2,265	$—

We lease office and warehouse facilities under non-cancelable operating leases. The current office facility leases include our current and former corporate headquarters and a production warehouse, all located in Englewood, Colorado and a lease in Boulder, Colorado for the operations of ZMS Boulder. Rent expense was $4.0 million and $4.5 million for the years ended December 31, 2023 and 2022, respectively. A portion of the rent expense was non-cash in nature as we received rent abatements during both years ending December 31, 2023 and 2022. For GAAP purposes, the rent is expensed over the lease term on a straight-line basis.

The Company also leases office equipment for its corporate and warehouse facilities under non-cancelable finance lease agreements.

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses, and disclosure of contingent liabilities that are reported in the consolidated financial statements and accompanying disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain. Therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates and assumptions. See Note 2 to the Consolidated Financial Statements of this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description our other accounting policies.

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

Variable Consideration

A significant portion of the Company’s revenues are derived, and the related receivables are due, from patients with commercial or government health insurance plans. Revenues are estimated using the portfolio approach by third party payer type based upon historical rates of collection, the aging of receivables, trends in the historical reimbursement rates by third-party payer types and current relationships and experience with the third-party payers, which includes estimated constraints for third-party payer refund requests, deductions, allowance for uncollectible accounts, and billing allowance adjustments. Inherent in these estimates is the risk that they will have to be revised as additional information becomes available and constraints are released. If initial estimates are updated these changes are accounted for as increases or decreases in the transaction price. Assuming the underlying performance obligation to which the change in price relates has already been satisfied, those changes in transaction price are immediately recognized as increases or decreases in revenue (not credit losses (bad debt expense)) in the period in which the estimate changes. Additionally, the complexity of third-party billing arrangements and the uncertainty of reimbursement amounts for certain products from third-party payers or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Due to continuing changes in the healthcare industry and third-party payer reimbursement, it is possible our forecasting model to estimate collections could change, which could have an impact on our results of operations and cash flows. Any differences between estimated settlements and final determinations are reflected as an increase or a reduction in revenue in the period when such final determinations are known. Historically these differences have been immaterial, and the Company has not had to go back and reassess the adjustments of future periods for past billing adjustments.

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

During the quarter ended December 31, 2023, the Company had a change in the estimate of uncollectable receivables. The result of this change in allowance was a reduction of $6.2 million to net revenue ($4.6 million net of tax) or $0.14 per basic and diluted share for the three months ended December 31, 2023, and $0.13 per basic and diluted share for the year ended December 31, 2023.

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

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1 billion. This provision is effective for tax years beginning after December 31, 2022. The IRA did not have a material impact on our reported results, cash flows or financial position during the year ended December 31, 2023.

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

Contingent Considerations

We classified contingent consideration liabilities related to business acquisitions within Level 3 as factors used to develop the estimated fair value were unobservable inputs that are not supported by market activity. We estimated the fair value of contingent consideration liabilities using a Monte Carlo simulation which is based on equity volatility, the risk-free rate, the normal variate, projected milestone dates, discount rates, and probabilities of payment.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of December 31, 2023. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) of the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2023, based upon the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this evaluation and the material weakness identified below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Material Weakness in Internal Control

We identified a material weakness related to Information Technology General Controls (“ITGCs”) that were not designed and operating effectively to ensure (i) appropriate segregation of duties was in place to perform program changes and (ii) the activities of individuals with access to modify data and make program changes were appropriately monitored. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We also identified a material weakness in the design and operating effectiveness around the valuation of certain accounts receivables.

The material weaknesses identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Marcum LLP as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2023 regarding shares of common stock available for issuance under our equity incentive plans (in thousands except exercise price):

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted	for Future Issuance
	Exercise of	Average Exercise	Under Equity
	Outstanding	Price of	Compensation Plans
	Options,	Outstanding	(excluding securities
	Warrants	Options, Warrants	reflected in the first
	and Rights	and Rights	column)
Plan Category
2005 Stock Option Plan (1) (2)	2	$0.39	—
Warrants	80	2.43	—
2017 Stock Option Plan (3)	347	1.83	3,389
Total	429	$1.94	3,389
(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.
(2)	As of December 31, 2014, the 2005 Stock Option Plan expired. Expiration of the plan did not affect the rights and obligations of the participants and the company arising under options previously granted.
(3)	The 2017 Stock Option Plan was approved by stockholders on June 1, 2017.

The additional information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

The Board of Directors has determined that Messrs. Cress, Disbrow, and Michaels who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:

Exhibits:

Exhibit Number	Description

2.1

Asset Purchase Agreement, dated March 9, 2012, among Zynex NeuroDiagnostics, Inc., NeuroDyne Medical Corp. and the shareholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8K filed on March 13, 2012)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8K filed on October 7, 2008)

4.1	Zynex, Inc 2017 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Report on form S8 filed on September 6, 2017)

4.2

Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 22, 2022)

4.3

Indenture dated as of May 9, 2023, between Zynex, Inc. And U.S. Bank Trust Company, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 9, 2023)

4.4	Form of certificate representing the 5.00% Convertible Senior Notes due 2023 (included as Exhibit A to Exhibit 4.3)

10.1†	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004)

10.2†	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8K filed on October 7, 2008)

10.3†	Employment agreement for Daniel J. Moorhead dated June 5, 2017 (incorporated by reference of Exhibit 10.1 to the Company’s Report on Form 8K filed on June 8, 2017)

10.4	Office Lease, effective October 20, 2017, between CSG Systems, Inc. and Zynex Medical, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8K filed on October 26, 2017).

10.5	Zynex, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8K filed on January 11, 2018)

10.6

Equity Distribution Agreement, dated October 29, 2019 between Zynex, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8K filed on October 29, 2019)

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

10.10

Sublease Agreement between Zynex, Inc. and Cognizant Trizetto Software Group, Inc. dated April 8, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2021)

10.11

Stock Purchase Agreement by and among Kestrel Labs, Inc., Zynex Monitoring Solutions Inc., Zynex, Inc. and Selling Shareholders named herein dated as of December 22, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 23, 2021)

10.12

The Loan Agreement and accompanying documents dated December 22, 2021 among Bank of America N.A., Zynex Medical, Inc., and Zynex Monitoring Solutions (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 30, 2021)

10.13

Amendment to Stock Purchase Agreement by and among Kestrel Labs, Inc., Zynex Monitoring Solutions, Inc. And Selling Shareholders named therein dated as of July 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2023)

Exhibit Number	Description
21*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a14(a)/15d14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a14(a)/15d14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Zynex, Inc. Clawback Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: March 12, 2024	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

March 12, 2024	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

March 12, 2024	Daniel Moorhead	/s/ Daniel Moorhead
Chief Financial Officer and Principal Financial Officer

March 12, 2024	Barry D. Michaels	/s/ Barry D. Michaels
Director

March 12, 2024	Michael Cress	/s/ Michael Cress
Director

March 12, 2024	Joshua R. Disbrow	/s/ Joshua R. Disbrow
Director

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of

Zynex, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Zynex, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

It was determined that as of December 31, 2023, the Company's primary change management controls were not designed and implemented effectively to ensure IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate Other Information Technology General Controls, automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted;

Ineffective design and implementation of controls over the valuation of accounts receivable to properly address the risk of material misstatement.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2023 consolidated financial statements, and this report does not affect our report dated March 12, 2024 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and related notes of the Company, and our report dated March 12, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 12, 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Zynex Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zynex Medical, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 12, 2024, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

We identified the Company's estimation of transaction price related to variable consideration for revenue recognition, including the related valuation of accounts receivable, as a critical audit matter. Auditing the Company's determination of variable consideration and the related constraint for revenue recognition including the recorded value for accounts receivable was challenging and complex due to the high degree of subjectivity involved in evaluating management’s estimates. This required a high degree of auditor judgment and increased extent of effort to audit and evaluate management’s key judgments.

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

New York, NY
March 12, 2024

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$44,579	$20,144
Accounts receivable, net	26,838	35,063
Inventory, net	13,106	13,484
Prepaid expenses and other	3,332	868
Total current assets	87,855	69,559

Property and equipment, net	3,114	2,175
Operating lease asset	12,515	12,841
Finance lease asset	587	270
Deposits	409	591
Intangible assets, net of accumulated amortization	8,158	9,067
Goodwill	20,401	20,401
Deferred income taxes	3,865	1,562
Total assets	$136,904	$116,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	8,433	5,617
Operating lease liability	3,729	2,476
Finance lease liability	196	128
Income taxes payable	633	1,995
Current portion of debt	—	5,333
Accrued payroll and related taxes	5,541	5,537
Total current liabilities	18,532	21,086
Long-term liabilities:
Long-term portion of debt, less issuance costs	—	5,293
Convertible senior notes, less issuance costs	57,605	—
Contingent consideration	—	10,000
Operating lease liability	14,181	13,541
Finance lease liability	457	188
Total liabilities	90,775	50,108

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,980,166 issued and 32,933,776 outstanding as of December 31, 2023, 41,658,132 issued and 36,825,081 outstanding as of December 31, 2022	33	39
Additional paid-in capital	90,878	82,431
Treasury stock of 8,545,044 and 4,253,015 shares at December 31, 2023 and December 31, 2022, respectively, at cost	(71,562)	(33,160)
Retained earnings	26,780	17,048
Total stockholders’ equity	46,129	66,358
Total liabilities and stockholders’ equity	$136,904	$116,466

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENT OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended December 31,
	2023	2022
NET REVENUE
Devices	$58,822	$43,497
Supplies	125,500	114,670
Total net revenue	184,322	158,167

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	38,366	32,005
Sales and marketing	86,659	67,116
General and administrative	48,517	36,108
Total costs of revenue and operating expenses	173,542	135,229

Income from operations	10,780	22,938

Other income (expense)
Gain on sale of fixed assets	39	—
Gain (loss) on change in fair value of contingent consideration	2,854	(300)
Interest expense, net	(1,094)	(440)
Other income (expense), net	1,799	(740)

Income from operations before income taxes	12,579	22,198
Income tax expense	2,847	5,150
Net income	$9,732	$17,048

Net income per share:
Basic	$0.27	$0.44
Diluted	$0.27	$0.44

Weighted average basic shares outstanding	35,555	38,467
Weighted average diluted shares outstanding	36,142	39,127

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,732	$17,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,684	2,197
Amortization	1,536	930
Non-cash reserve charges	(91)	82
Stock-based compensation	2,296	2,342
Non-cash lease expense	904	800
Benefit for deferred income taxes	(2,303)	(851)
Change in fair value of contingent consideration	(2,854)	300
Gain on sale of fixed assets	(39)	—
Change in operating assets and liabilities:
Short-term investments	(190)	—
Accounts receivable	8,225	(6,430)
Prepaid and other assets	(1,150)	(180)
Accounts payable and other accrued expenses	269	1,834
Inventory	(1,445)	(4,320)
Deposits	182	(6)
Net cash provided by operating activities	17,756	13,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,206)	(418)
Purchase of short-term investments	(9,810)	—
Maturity of short-term investments	10,000	—
Proceeds on sale of fixed assets	50	—
Net cash used in investing activities	(966)	(418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(128)	(118)
Cash dividends paid	(3)	(3,613)
Purchase of treasury stock	(37,924)	(26,426)
Proceeds from issuance of convertible senior notes, net of issuance costs	57,018	—
Proceeds from the issuance of common stock on stock-based awards	86	46
Principal payments on long-term debt	(10,667)	(5,333)
Taxes withheld and paid on employees’ equity awards	(737)	(352)
Net cash provided by (used in) financing activities	7,645	(35,796)

Net increase (decrease) in cash and cash equivalents	24,435	(22,468)
Cash and cash equivalents at beginning of year	20,144	42,612
Cash and cash equivalents at end of year	$44,579	$20,144

Supplemental disclosure of cash flow information:
Cash paid on interest, net	$(739)	$(391)
Cash paid for rent	$(3,055)	$(3,622)
Cash paid for income taxes	$(6,456)	$(6,294)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,214	$211
Right-of-use assets obtained in exchange for new finance lease liabilities	$464	$—
Lease incentive	$1,400	$—
Vesting of restricted stock awards	$(3)	$—
Inventory transferred to property and equipment under lease	$1,823	$1,592
Capital expenditures not yet paid	$366	$138
Treasury Stock not yet paid	$481	$224
Non-cash dividend adjustment	$(1)	$—
Escrow share lock-up adjustment	$(7,146)	$—
Excise tax accrual	$347	$—

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2021	39,737,890	$41	$80,397	$(6,513)	$—	$73,925
Exercised and vested stock-based awards	322,237	1	45	—	—	46
Stock-based compensation expense	—	—	2,342	—	—	2,342
Shares of common stock withheld to pay taxes on employees’ equity awards	(83,201)	—	(353)	—	—	(353)
Purchase of treasury stock	(3,006,616)	(3)	—	(26,647)	—	(26,650)
Escrow shares adjustment	(156,673)	—	—	—	—	—
Stock dividend adjustments	11,444	—	—	—	—	—
Net income	—	—	—	—	17,048	17,048
Balance at December 31, 2022	36,825,081	$39	$82,431	$(33,160)	$17,048	$66,358
Exercised and vested stock-based awards	459,246	(3)	89	—	—	86
Stock-based compensation expense	—	—	2,296	—	—	2,296
Shares of common stock withheld to pay taxes on employees’ equity awards	(58,522)	—	(737)	—	—	(737)
Purchase of treasury stock	(4,292,029)	(3)	—	(38,402)	—	(38,405)
Excise tax on net treasury stock purchases	—	—	(347)	—	—	(347)
Escrow share adjustment	—	—	7,146	—	—	7,146
Net income	—	—	—	—	9,732	9,732
Balance at December 31, 2023	32,933,776	$33	$90,878	$(71,562)	$26,780	$46,129

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(1)   ORGANIZATION, NATURE OF BUSINESS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of December 31, 2023, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received initial approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is pursuing CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Kestrel Labs, Inc. (“Kestrel,” a wholly-owned Colorado corporation), Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which was incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

Nature of Business

The Company designs, manufactures, and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All of our medical devices are designed to be patient friendly and designed for home use. Our devices are small, portable, battery operated, and include an electrical pulse generator which is connected to the body via electrodes. All of our medical devices are marketed in the U.S. and are subject to FDA regulation and approval. Our products require a physician’s prescription before they can be dispensed in the U.S. Our primary product is the NexWave device. The NexWave is marketed to physicians and therapists by our field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

During the years ended December 31, 2023, and 2022, the Company generated all revenue in North America from sales and supplies of its devices to patients and healthcare providers.

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

Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying consolidated financial statements are associated with the expected net collectable value of its accounts receivable and related revenue, inventory reserves, the life of its leased unit devices, stock-based compensation, valuation of long-lived assets acquired in business combinations, valuation of contingent consideration, and realizability of deferred tax assets.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The Company measures its long-term debt at fair value which approximates book value as the long-term debt bears market rates of interest.

The Company classified contingent consideration liabilities related to business acquisitions within Level 3 as factors used to develop the estimated fair value were unobservable inputs that are not supported by market activity. The Company estimated the fair value of contingent consideration liabilities using a Monte Carlo simulation. Changes in the fair value of contingent liabilities in subsequent periods were recorded as a gain or (loss) in the statements of income.

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

Accounts Receivable, Net

The Company’s accounts receivables represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies, or complementary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company bills the patient’s third-party payer or the patient. Billing adjustments represent the difference between the list prices and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written off after several appeals, which in some cases may take longer than twelve months. Primarily, all the Company’s receivables are due from patients with commercial or government health plans and workers’ compensation claims with a small portion related to private pay individuals, attorney, and auto claims.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory as of December 31, 2023 and 2022:

	2023	2022
Raw materials	$4,601	$3,506
Work-in-process	530	1,205
Finished goods	6,929	7,750
Inventory in transit	1,346	1,291
	$13,406	$13,752
Less: reserve	(300)	(268)
	$13,106	$13,484

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

The Company assesses impairment of long-lived assets when events or changes in circumstances indicate that their carrying value amount may not be recoverable. Circumstances which could trigger a review include but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; or (iii) expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. For our finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For our operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term, and those leases are not recorded on our Consolidated Balance Sheets. For additional information on our leases where the Company is the lessee, see Note 12 - Leases.

A significant portion of our device revenue is derived from patients who obtain our devices under month-to-month lease arrangements where the Company is the lessor. Revenue related to devices on lease is recognized in accordance with Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). Using the guidance in ASC 842, we concluded our transactions should be accounted for as operating leases based on the following criteria:

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

Sales of devices and supplies are primarily shipped directly to the patient, with a small amount of revenue generated from sales to distributors. In the healthcare industry, there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third party payers, such as contract type, performance obligations, and transaction price. For purposes of revenue recognition, the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. There are no substantial costs incurred through support or warranty obligations.

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”) and leases subject to ASC 842 (in thousands):

	For the Years Ended December 31,
	2023	2022
Device revenue
Purchased	$23,971	$14,393
Leased	34,851	29,104
Total device revenue	$58,822	$43,497
Supplies revenue	125,500	114,670
Total revenue	$184,322	$158,167

Revenues are estimated using the portfolio approach by third-party payer type based upon historical rates of collection, aging of receivables, trends in historical reimbursement rates by third-party payer types, and current relationships and experience with the third-party payers, which includes estimated constraints for third-party payer refund requests, deductions, allowance for uncollectible accounts and billing allowance adjustments. Inherent in these estimates is the risk they will have to be revised as additional information becomes available and constraints are released. If initial estimates are updated these changes are accounted for as increases or decreases in the transaction price. Assuming the underlying performance obligation to which the change in price relates has already been satisfied, those changes in transaction price are immediately recognized as increases or decreases in revenue (not credit losses (bad debt expense)) in the period in which the estimate changes. Additionally, the complexity of third-party payer billing arrangements, the uncertainty of reimbursement amounts for certain products from third-party payers, or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Settlements with third-party payers for retroactive revenue adjustments due to audits, reviews, or investigations are considered variable consideration and are included in the determination of the estimated transaction price using the expected amount method. These adjustments to transaction price are estimated based on the terms of the payment agreement with the payer, correspondence from the payer, and historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Due to continuing changes in the healthcare industry and third-party payer reimbursement, it is possible the Company’s forecasting model to estimate collections could change, which could have an impact on the Company’s results of operations and cash flows. Any differences between estimated and actual collectability are reflected in the period in which payment is received.

The Company monitors the variability and uncertain timing over third-party payer types in the portfolios. If there is a change in the Company’s third-party payer mix over time, it could affect net revenue and related receivables. The Company believes it has a sufficient history of collection experience to estimate the net collectible amounts by third-party payer type. However, changes to constraints related to billing adjustments and refund requests have historically fluctuated and may continue to fluctuate significantly from quarter-to-quarter and year-to-year.

Goodwill

Goodwill is recorded as the difference between the fair value of the purchase consideration and the estimated fair value of the net identifiable tangible and intangible assets acquired.

Goodwill is not subject to amortization but is subject to impairment testing. The Company tests goodwill at least annually for impairment. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings, cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level. The estimates of fair value and the determination of reporting units requires management judgment.

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

Segment Information

The Company defines operating segments as components of the business enterprise for which separate financial information is reviewed regularly by the Chief Operating Decision-Makers to evaluate performance and to make operating decisions. The Company has identified our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer as our Chief Operating Decision-Makers (“CODMs”).

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

Earnings Per Share

The Company calculates basic earnings per share on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding for the period plus the effect of potential dilutive common shares during the period using the treasury stock method and if-converted method. Potential shares of common stock outstanding include unvested restricted stock awards, vested and unvested unexercised stock options, common stock purchase warrants, and convertible notes.

Research and Development

Research and Development costs are expensed when incurred. During 2023 and 2022, we incurred approximately $9.2 million and $7.1 million in operating expenses, respectively, related to our ZMS operations. During 2023 and 2022, approximately $7.7 million and $6.0 million of the expenses, respectively, required capitalization under Section 174 - “Amortization of Research and Experimental Expenditures” tax treatment. We expect our research and development expenses to increase in 2024 as our ZMS business expands.

Income Taxes

The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying condensed consolidated balance sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

Tax benefits are recognized from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

On July 27, 2023, the Company, ZMS, Kestrel, and the Selling Shareholders, entered into an amendment to the Stock Purchase Agreement (the “Amendment”). The parties entered into the Amendment to modify certain terms of the Agreement related to the conditions to be satisfied for the release of the Escrow Shares to the Selling Shareholders. The Escrow Shares were released from escrow, and simultaneously, the selling stockholders entered into a lock-up agreement. The lock-up agreement includes two lock-up periods which release certain restrictions on the Selling Shareholders on December 31, 2023 and June 30, 2024, respectively.

The Escrow Shares are included in the Company’s calculation of basic earnings per share for both years ended December 31, 2023 and 2022.

The acquisition of Kestrel has been accounted for as a business combination under ASC 805 – “Business Combinations” (“ASC 805”). Under ASC 805, assets acquired, and liabilities assumed in a business combination must be recorded at their fair values as of the acquisition date.

(4)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31, 2023	December 31, 2022
Property and equipment
Office furniture and equipment	$2,768	$2,819
Assembly equipment	178	110
Vehicles	75	203
Leasehold improvements	1,174	1,173
Leased devices	796	1,162
Capital projects	869	—
	$5,860	$5,467
Less accumulated depreciation	(2,746)	(3,292)
	$3,114	$2,175

Total depreciation expense related to our purchased property and equipment was $0.8 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. Total depreciation expense related to devices out on lease was $1.9 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

(5)   GOODWILL AND OTHER INTANGIBLES

On December 22, 2021, the Company completed the acquisition of Kestrel, which resulted in goodwill of $20.4 million (see Note 3).

As of December 31, 2023, there were no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of December 31, 2023.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2022	$10,000	$(933)	$9,067	10.00
Amortization expense		(909)	(909)
Acquired patents at December 31, 2023	$10,000	$(1,842)	$8,158	9.00

The following table summarizes the estimated future amortization expense to be recognized over the next five years:

December 31,
(In thousands)
2024	911
2025	908
2026	908
2027	908
2028	911
Thereafter	3,612
Total future amortization expense	$8,158

(6)   EARNINGS PER SHARE

The calculation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022 are as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2023	2022
Basic earnings per share
Net income	$9,732	$17,048
Basic weighted average shares outstanding	35,555	38,467

Basic earnings per share	$0.27	$0.44

Diluted earnings per share
Net income	$9,732	$17,048
Weighted average shares outstanding	35,555	38,467
Effect of dilutive securities - options and restricted stock	587	660
Diluted weighted-average shares outstanding	36,142	39,127

Diluted earnings per share	$0.27	$0.44

For the years ended December 31, 2023 and 2022, 36,000 and 0.1 million shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For the year ended December 31, 2023, convertible notes to purchase 3.6 million shares resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive (see Note 8 – Convertible Senior Notes).

(7)   NOTES PAYABLE

The Company entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”) in December 2021. Under this Loan Agreement, the Bank extended two facilities to the Company. Specified assets were pledged as collateral. One facility was a line of credit in the amount of $4.0 million available until December 1, 2024 (the “Facility 1”). Interest on Facility 1 was due on the first day of each month beginning January 1, 2022. The interest rate was an annual rate equal to the sum of (i) the greater of the

BSBY Daily Floating Rate or (ii) the Index Floor (as defined in the Loan Agreement), plus 2.00%. The Company did not utilize the facility during the years ended December 31, 2023 and December 31, 2022. During May 2023, the facility was terminated.

The other facility extended by the Bank to the Company was a fixed rate term loan in the amount of up to $16.0 million (the “Facility 2”). Facility 2 was entered into and funded in conjunction with the purchase of Kestrel Labs at an interest rate equal to 2.8% per year. The Company had to pay interest on the first day of each month which began January 1, 2022, and the Company also repaid the principal amount in equal installments of $444,444 per month. All unpaid interest and principal on Facility 2 was fully paid off and the Facility was terminated during May 2023.

(8)   CONVERTIBLE SENIOR NOTES

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

The Company will settle conversions of the 2023 Convertible Senior Notes by paying cash up to the aggregate principal amount of the 2023 Convertible Senior Notes to be converted and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2023 Convertible Senior Notes being converted. The 2023 Convertible Senior Notes are initially convertible at a rate of 92.8031 shares of common stock per $1,000 principal amount converted, which is approximately equal to $10.78 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change, which includes certain change in control transactions, the approval by Zynex’s stockholders of any plan or proposal for the liquidation or dissolution of Zynex and certain de-listing events with respect to Zynex’s common stock, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change. On December 31, 2023, the closing price of the Company’s common stock was $10.89 and the conversion feature of our outstanding convertible senior notes allows their holders to convert principal at a conversion price of $10.78. Under such circumstances, if all outstanding principal of $60.0 million would have been converted into conversion shares, the market value of such shares would have been $60.6 million.

Upon the occurrence of a fundamental change, holders of the 2023 Convertible Senior Notes may require the Company to purchase all or a portion of their 2023 Convertible Senior Notes, in principal amounts equal to $1,000 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the 2023 Convertible Senior Notes to be purchased plus any accrued and unpaid interest. $1.9 million of coupon interest expense and $0.6 million of bond amortization costs were included in interest expense, net in the consolidated statement of income for the year ended December 31, 2023.

The following table summarizes the minimum interest payments over the next three years until maturity in May 2026.

(In thousands)
2024	$3,000
2025	3,000
2026	1,500

(9)   STOCK-BASED COMPENSATION PLANS

Zynex, Inc. 2017 Stock Incentive Plan

In June 2017, our stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5,500,000 shares reserved for issuance. Awards permitted under the 2017 Stock Plan include stock options and restricted stock. Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors. The 2017 Stock Plan mandates a maximum award term of 10 years and stipulates that stock options be granted with prices not less than fair market value on the date of grant. Stock option awards generally vest over four years. Restricted stock awards typically vest quarterly over three years for grants issued to members of our Board of Directors and quarterly or annually over two to four years for grants issued to employees. For stock option awards, all awards granted under the 2017 Stock Plan are stock-settled with common stock issued upon exercise. For restricted stock awards, shares are issued to the recipient upon grant with a restrictive legend and are not included in the calculation of outstanding shares until vesting occurs. At December 31, 2023, there were 3.4 million shares available for future grants under the 2017 Stock Plan.

Zynex, Inc. 2005 Stock Option Plan

The 2005 Stock Option Plan (the “2005 Stock Plan”) expired as of December 31, 2014. Vesting provisions of the expired plan were to be determined by the Board of Directors. All stock options under the 2005 Stock Plan expire no later than ten years from the date of grant. Options granted in 2015, 2016, and through May 2017 prior to the approval of the 2017 Stock Incentive Plan were approved and certified by the Board of Directors on September 6, 2017 under the existing 2005 Stock Plan.

As of December 31, 2023, the Company had the following stock options outstanding and exercisable:

	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	2	2
2017 Stock Option Plan	347	347
Total	349	349

The Company received $0.1 million cash proceeds related to option exercises during the year ended December 31, 2023. The Company received cash proceeds of $0.1 million related to option exercises during the year ended December 31, 2022.

During the year ended December 31, 2023, no stock option awards were granted under the 2017 Stock Plan. During the year ended December 31, 2022, 0.2 million stock option awards were granted under the 2017 Stock Plan. The Company used the Black Scholes option pricing model to determine the fair value of stock option grants, using the following assumptions during the year ended December 31, 2022.

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

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statements of income (in thousands):

	For the Years Ended December 31,
	2023	2022
Cost of Revenue	$34	$47
Sales and marketing expense	253	191
General, and administrative	2,009	2,104
Total stock-based compensation expense	$2,296	$2,342

The excess tax benefit associated with our stock-based compensation plans for the years ended December 31, 2023 and 2022 was minimal in both periods.

A combined summary of stock option activity for all plans for the years ended December 31, 2023 and 2022 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2021	765	$1.36	4.68	5,896
Granted	200	$6.23
Exercised	(157)	$0.66
Forfeited	(15)	$4.18
Outstanding at December 31, 2022	793	$2.67	5.03	$8,908

Granted	—	$—
Forfeited	(206)	$6.30
Exercised	(238)	$0.79
Outstanding at December 31, 2023	349	$1.82	4.12	$3,163

Exercisable at December 31, 2023	349	$1.82	4.12	$3,163

	Outstanding	Weighted average			Remaining
	Number of	Remaining		Exercisable	Exercisable	Weighted Average
	Options	Contractual	Weighted Average	Number of	Contractual	Exercisable
Range	(in thousands)	Life (years)	Strike Price	Options (in thousands)	Life (years)	Strike Price
$0 to $2.00	145	3.43	0.43	145	3.43	0.43

$2.01 to $4.00	198	4.59	2.66	198	4.59	2.66

$4.01 to $10.00	6	5.72	8.13	6	5.72	8.13

	349	4.12	$1.82	349	4.12	$1.82

A summary of our unvested stock options as of December 31, 2023 and 2022 and related activity is presented below:

	Non-vested
	Shares	Weighted
	Under	Average
	Option	Grant Date
	(in thousands)	Fair Value
Non-vested at December 31, 2021	95	$3.85
Granted	200	6.23
Vested	(49)	4.12
Forfeited	(9)	5.49
Non-vested at December 31, 2022	237	$5.90
Granted	—	—
Vested	(31)	3.18
Forfeited	(206)	6.30
Non-vested at December 31, 2023	—	$—

A summary of restricted stock award activity under the 2017 Stock Plan for the years ended December 2023 and 2022 are presented below:

	Number of
	Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Outstanding at December 31, 2021	454	$13.69
Granted	194	8.52
Forfeited	(165)	12.90
Vested	(52)	10.60
Outstanding at December 31, 2022	431	$11.92
Granted	286	9.54
Forfeited	(13)	11.13
Vested	(202)	11.56
Outstanding at December 31, 2023	502	$10.73

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards typically occurs quarterly over three years for the Board of Directors and quarterly or annually over two to four years for employees. As of December 31, 2023, there was approximately $4.4 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.3 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2023 and 2022 was $1.9 million and $1.1 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2023 and 2022 was $2.1 million and $1.4 million, respectively.

(10)   STOCKHOLDERS’ EQUITYs

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

Treasury Stock

On April 11, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of its common stock at prevailing market prices either in the open market or through privately negotiated transactions through April 11, 2023. From the inception of the plan through May 31, 2022 the Company purchased 1,419,874 shares of its common stock for $10.0 million or an average price of $7.04 per share, which completed this program.

On June 9, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through June 9, 2023. From the inception of the plan through October 4, 2022, the Company purchased 1,091,604 shares of its common stock for $10.0 million or an average price of $9.16 per share, which completed this program.

On October 31, 2022, the Company’s Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through October 31, 2023. From the inception of the plan through December 31, 2022, the Company purchased 495,138 shares of its common stock for $6.6 million or an average price of $13.43 per share. During 2023, the Company purchased 232,698 shares of its common stock for $3.3 million or an average price of $14.41 per share, which completed this program.

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

On June 13, 2023 the Company announced that its Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through June 13, 2024. From the inception of the plan through September 13, 2023, the Company purchased 1,242,892 shares of its common stock for $10.0 million or an average price of $8.05 per share, which completed this program.

On September 11, 2023, the Company announced that its Board of Directors approved a program to repurchase up to $10.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through September 13, 2024. From the inception of the plan through October 19, 2023, the Company purchased 1,204,239 shares of its common stock for $10.0 million or an average price of $8.30 per share, which completed this program.

On November 1, 2023, the Company announced that its Board of Directors approved a program to repurchase up to $20.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through October 31, 2024. From the inception of the plan through December 31, 2023, the Company purchased 1,012,200 shares of its common stock for $9.6 million or an average price of $9.47 per share.

Warrants

A summary of stock warrant activity for the years ended December 31, 2023 and 2022 are presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2021	99	$2.39	2.76	$660
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding and exercisable at December 31, 2022	99	$2.39	1.76	$1,140
Granted	—	$—
Exercised	(15)	$2.27
Forfeited(1)	(4)	$2.27
Outstanding and exercisable at December 31, 2023	80	$2.43	0.76	$677
(1)	Warrants were exercised under a net exercise provision in the warrant agreement. As a result, approximately 4,000 warrants were forfeited in lieu of cash payment for shares during 2023.

(11)   INCOME TAXES

The pre-tax income from continuing operations on which the provision for income taxes was computed is as follows for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
United States	$12,579	$22,220
Foreign	—	(22)
Total	12,579	22,198

Income tax expense consists of the following for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Current tax expense:
Federal	$3,433	$4,891
State	1,717	1,110
Total tax expense:	5,150	6,001
Deferred tax benefit
Federal	(1,873)	(730)
State	(430)	(121)
Total deferred tax benefit	$(2,303)	$(851)
Total	$2,847	$5,150

A reconciliation of income tax computed at the U.S. statutory rate of 21% to the effective income tax rate is as follows:

	2023	2022
Statutory rate	21%	21%
State taxes	7%	3%
Meals and entertainment	3%	—%
Excess officer's compensation	3%	—%
Stock based compensation	(7)%	—%
Research and development credit	(4)%	(1)%
Effective rate	23%	23%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Accrued expenses	$34	$31
Lease liability	4,540	3,955
Accounts receivable	—	18
Inventory	261	198
Stock based compensation	371	253
Section 174 costs	2,829	991
	8,035	5,446

Deferred tax assets	$8,035	$5,446
Deferred tax liabilities:
Property and equipment	(469)	(519)
Finance lease	(149)	(67)
Prepaid expenses	(198)	(116)
Right-of-use asset	(3,172)	(3,170)
Amortization	(182)	(12)
Deferred tax liabilities	$(4,170)	$(3,884)

Net deferred tax assets	$3,865	$1,562

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential interest and penalties. As of December 31, 2023 and 2022, the Company does not have an unrecognized tax liability.

The Company does not classify penalty and interest expense related to income tax liabilities as an income tax expense. Penalties and interest are included within general and administrative expenses on the consolidated statements of income.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2020 through the current period.

(12)   LEASES

The Company categorizes leases at their inception as either operating or financing leases. Leases include various office and warehouse facilities which have been categorized as operating leases, while certain equipment is leased under financing leases.

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

During February 2023, the Company entered into a lease agreement for approximately 41,427 square feet of office space for the operations of ZMS in Englewood, CO. The lease commences on July 1, 2023 and runs through December 31, 2028. At the expiration of the lease term the Company has the option to renew the lease for one additional five-year period. The Company is entitled to rent abatements for the first six months of the lease and tenant improvement allowances. Payments based on the initial rate of $24.75 per square foot begin in January 2024. The price per square foot increases by an additional $0.50 during each subsequent twelve-month period of the lease after the abatement period. Upon lease commencement, the Company recorded an operating lease liability of $4.2 million and a corresponding right-of-use asset for $2.8 million.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.78% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 2.72% which was used to measure its finance lease liability.

As of December 31, 2023, the Company’s operating and financing leases have a weighted average remaining term of 4.32 years and 3.98 years, respectively.

The table below reconciles the undiscounted future minimum lease payments under the Company’s operating and finance leases to the total operating and capital lease liabilities recognized on the consolidated balance sheets as of December 31, 2023 (in thousands):

	Operating Lease Liability	Finance Lease Liability
2024	4,511	209
2025	4,632	169
2026	4,428	108
2027	4,237	93
2028	2,172	93
Thereafter	—	—
Total undiscounted future minimum lease payments	$19,980	$672
Less: difference between undiscounted lease payments and discounted lease liabilities:	(2,070)	(19)
Total lease liabilities	$17,910	$653

Operating and finance lease costs were $4.2 million and $4.6 million for years ended December 31, 2023 and 2022, respectively, which were included in the consolidated statement of income under the following headings (in thousands):

	For the years ended December 31,
Operating Lease expense	2023	2022
Costs of revenue - devices and supplies	$367	$359
Sales and marketing expense	1,105	1,456
General and administrative	2,542	2,643
Total operating lease expense	$4,014	$4,458

Finance Lease expense
Amortization of right-of-use asset:
Selling, general and administrative	$116	$117
General and administrative	31	2
Total amortization of right-of-use asset	147	119
Interest expense and other	24	36
Total finance lease expense	$171	$155

(13)   FAIR VALUE CONSIDERATION

The Company’s asset and liability classified financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and contingent consideration. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The Company measures its long-term debt at fair value which approximates book value as the long-term debt bears market rates of interest. The fair value of acquisition-related contingent consideration is based on a Monte Carlo models. The valuation policies are determined by management, and the Company’s Board of Directors is informed of any policy change.

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

Level I: Inputs that reflect unadjusted quoted prices in active markets that are accessible to Zynex for identical assets or liabilities;

Level II: Inputs include quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and

Level III: Unobservable inputs that are supported by little or no market activity.

The Company’s assets and liabilities, which are measured at fair value, on a recurring basis, are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented.

The Company classified its contingent consideration liability in connection with the acquisition of Kestrel within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

The contingent consideration related to Kestrel was valued at $9.7 million using a Monte Carlo simulation as of December 22, 2021. As of December 31, 2022, the contingent consideration was estimated at $10.0 million, and the adjustment of $0.3 million during 2022 was recorded as a loss on change in fair value of contingent consideration in the Company’s Consolidated Statements of Income. The fair value of acquisition-related contingent consideration was based on a Monte Carlo model prior to December 31, 2023. See Note 3 - Business Combinations for additional details on the removal of contingent consideration during the year ended December 31, 2023. The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis prior to December 31, 2023, which were included within Level III of the fair value hierarchy:

Contingent Consideration
Balance as of December 31, 2022	$10,000
Change in fair value of contingent consideration	(2,854)
Escrow share adjustment	(7,146)
Balance as of December 31, 2023	$—

(14)  COMMITMENTS AND CONTINGENCIES

See Note 12 for details regarding commitments under the Company’s long-term leases.

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if losses are determined to be both probable and estimable. On occasion, the Company engages outside counsel related to a broad range of topics including employment law, third-party payer matters, intellectual property, and regulatory and compliance matters.

The Company is currently not a party to any material pending legal proceedings that would give rise to potential loss contingencies.

(15)  CONCENTRATIONS

The Company is exposed to concentration of credit risk related primarily to its cash balances. The Company maintains its cash balances in major financial institutions that exceed amounts insured by the FDIC (up to $250,000, per financial institution). The Company has not experienced any realized losses in such accounts and believes it is not exposed to any significant credit risk related to its cash.

The Company had four major vendors from which it sourced approximately 45% and two major vendors from which it sourced approximately 28%, respectively, of supplies for its electrotherapy products for the years ended December 31, 2023 and 2022. Management believes that the Company’s relationships with its suppliers are good. If the relationships were to be replaced, there may be a short-term disruption for a period of time in which products may not be available and additional expenses may be incurred as the Company locates additional or replacement suppliers.

The Company had gross receivables from no third-party payers which made up 10% of the accounts receivable balance at December 31, 2023. The Company had gross receivables from one third-party payer at December 31, 2022, which made up approximately 14% of the accounts receivable balance.

(16)  RETIREMENT PLAN

In 2012, the Company established a defined contribution retirement plan for its employees under section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that is available to all employees 18 years of age or older with at least three months of service. All employee contributions are fully vested immediately and employer contributions vest over a period of four years. The Company has a discretionary employee match program and currently matches 35% of the first 6% of an employee’s contributions.

During the years ended December 31, 2023 and 2022, the Company recorded an expense of $0.8 million and $0.7 million, respectively, under the aforementioned plan associated with the Company match.

(17)   RELATED PARTIES

On May 10, 2023, the disinterested Board and Audit Committee approved the purchase of 300,000 common shares of ZYXI from Mr. Sandgaard, Chairman, President, Chief Executive Officer and Principal Executive Officer, at the closing market price on May 10, 2023 of $9.61 per share, resulting in a total transactional value of $2,883,000.

On June 13, 2023, the disinterested Board and Audit Committee approved the purchase of 300,000 common shares of ZYXI from Mr. Sandgaard at the closing market price on June 13, 2023 of $8.62 per share, resulting in a total transactional value of $2,586,000.

At the time of each aforementioned transaction, the disinterested Board and Audit Committee Members deemed it to be in the best interest of the Company to purchase the shares as they believe the current market price for the Company’s stock is undervalued and the Company’s cash position is such that the purchase of shares from Mr. Sandgaard is a good use of the Company’s funds at the time of each transaction. For each transaction, the following impacts were discussed before approval of the sale:

(i) the Company’s cash position and capital needs for its continuing operations; (ii) the alternative uses for the cash used to purchase the Sandgaard Shares, including repayment of outstanding indebtedness; (iii) the possible effect on earnings per share and book value per share; and (iv) and the potential effect of the trading of the Company’s shares, if Mr. Sandgaard were to sell the shares in the open market.

(18)  SUBSEQUENT EVENTS

On February 6, 2024, the Company announced that it has received clearance from the FDA for the next generation M-Wave Neuromuscular Electrical Stimulation ("NMES") device.

NMES treatments have several uses, including aiding recovery from surgery, managing chronic conditions, and even enhancing exercise performance in healthy individuals.

The M-Wave replaces its predecessor, the E-Wave, which has been fundamental in NMES treatments across the U.S. since 1998. The E-Wave was the most powerful and versatile muscle stimulation device on the market for over two decades and the M-Wave builds on that history of performance with a more intuitive design and additional functionality. As of March 12, 2024, the Company does not anticipate a material financial impact of the M-Wave on the Company’s consolidated financial statements.

(19)  COVID-19

In December 2019, a novel Coronavirus disease (“COVID-19”) was reported, and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. During 2020 and 2021, the Company’s operations were impacted by closures of clinics and reductions in elective surgeries which decreased availability of physicians to prescribe our products. Additionally, the Company had to navigate the impacts COVID-19 had on employee and supply chain issues. While the Company did not see a significant impact on its operating results or financial position during the years ended December 31, 2023 and 2022 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties. The Company has been and continues to closely monitor the impact of the pandemic on all aspects of its business.