Form 10-Q
period 2024-03-31
ZYNEX INC
filed 2024-04-30
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 26, 2024
Common Stock, par value $0.001	31,775,183

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2024	December 31,
	(unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$32,861	$44,579
Accounts receivable, net	25,439	26,838
Inventory, net	15,476	13,106
Prepaid expenses and other	4,213	3,332
Total current assets	77,989	87,855

Property and equipment, net	3,234	3,114
Operating lease asset	11,857	12,515
Finance lease asset	537	587
Deposits	409	409
Intangible assets, net of accumulated amortization	7,932	8,158
Goodwill	20,401	20,401
Deferred income taxes	3,866	3,865
Total assets	$126,225	$136,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	10,325	8,433
Operating lease liability	3,881	3,729
Finance lease liability	183	196
Income taxes payable	637	633
Accrued payroll and related taxes	6,729	5,541
Total current liabilities	21,755	18,532
Long-term liabilities:
Convertible senior notes, less issuance costs	57,839	57,605
Operating lease liability	13,184	14,181
Finance lease liability	347	457
Total liabilities	93,125	90,775

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,048,385 issued and 31,879,892 outstanding as of March 31, 2024. 41,980,166 issued and 32,933,776 outstanding as of December 31, 2023.	32	33
Additional paid-in capital	91,259	90,878
Treasury stock of 9,666,879 and 8,545,044 shares at March 31, 2024 and December 31, 2023, respectively, at cost	(84,981)	(71,562)
Retained earnings	26,790	26,780
Total stockholders’ equity	33,100	46,129
Total liabilities and stockholders’ equity	$126,225	$136,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
NET REVENUE
Devices	$14,025	$11,944
Supplies	32,506	30,226
Total net revenue	46,531	42,170

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	9,298	9,269
Sales and marketing	23,380	21,227
General and administrative	13,328	11,390
Total costs of revenue and operating expenses	46,006	41,886

Income from operations	525	284

Other income (expense)
Gain on sale of fixed assets	—	2
Gain on change in fair value of contingent consideration	—	1,400
Interest expense, net	(512)	(84)
Other income (expense), net	(512)	1,318

Income from operations before income taxes	13	1,602
Income tax expense	3	33
Net income	$10	$1,569

Net income per share:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04

Weighted average basic shares outstanding	32,344	36,694
Weighted average diluted shares outstanding	32,827	37,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10	$1,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	638	615
Amortization	461	229
Non-cash reserve charges	—	408
Stock-based compensation	734	307
Non-cash lease expense	(187)	(272)
Benefit for deferred income taxes	(1)	8
Change in fair value of contingent consideration	—	(1,400)
Gain on sale of fixed assets	—	(2)
Change in operating assets and liabilities:
Accounts receivable	1,399	2,596
Prepaid and other assets	(813)	(1,262)
Accounts payable and other accrued expenses	2,709	369
Inventory	(2,882)	(1,139)
Deposits	—	(92)
Net cash provided by operating activities	2,068	1,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(153)	(184)
Proceeds on sale of fixed assets	—	10
Net cash used in investing activities	(153)	(174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(123)	(31)
Cash dividends paid	(3)	—
Purchase of treasury stock	(13,280)	(3,353)
Proceeds from the issuance of common stock on stock-based awards	13	27
Principal payments on long-term debt	—	(1,333)
Taxes withheld and paid on employees’ equity awards	(240)	(422)
Net cash used in financing activities	(13,633)	(5,112)

Net decrease in cash	(11,718)	(3,352)
Cash and cash equivalents at beginning of period	44,579	20,144
Cash and cash equivalents at end of period	$32,861	$16,792

Supplemental disclosure of cash flow information:
Cash paid on interest, net	$238	$(90)
Cash paid for rent	$(1,056)	$(1,382)
Supplemental disclosure of non-cash investing and financing activities:
Treasury stock not yet paid	$(140)	$—
Excise tax accrual	$(126)	$—
Inventory transferred to property and equipment under lease	$511	$438
Capital expenditures not yet paid	$44	$77
Prepaid expenses not yet paid	$69	$—
Non-cash dividend adjustment	$(1)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2022	36,825,081	$39	$82,431	$(33,160)	$17,048	$66,358
Exercised and vested stock-based awards	66,045	—	27	—	—	27
Stock-based compensation expense	—	—	307	—	—	307
Warrants exercised	10,000	—	—	—		—
Shares of common stock withheld to pay taxes on employees’ equity awards	(22,387)	—	(422)	—	—	(422)
Purchase of treasury stock	(232,698)	—	—	(3,353)	—	(3,353)
Net income	—	—	—	—	1,569	1,569
Balance at March 31, 2023	36,646,041	$39	$82,343	$(36,513)	$18,617	$64,486

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2023	32,933,776	$33	$90,878	$(71,562)	$26,780	$46,129
Exercised and vested stock-based awards	70,992	—	13	—	—	13
Stock-based compensation expense	—	—	734	—	—	734
Warrants exercised	20,000	—	—	—	—	—
Shares of common stock withheld to pay taxes on employees’ equity awards	(23,041)	—	(240)	—	—	(240)
Purchase of treasury stock	(1,121,835)	(1)	—	(13,419)	—	(13,420)
Excise tax on net treasury stock purchases	—	—	(126)	—	—	(126)
Net income	—	—	—	—	10	10
Balance at March 31, 2024	31,879,892	$32	$91,259	$(84,981)	$26,790	$33,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of March 31, 2024, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation). The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

Nature of Business

The Company designs, manufactures, and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All the Company’s medical devices are designed to be patient friendly and designed for home use. The devices are small, portable, battery operated, and include an electrical pulse generator which is connected to the body via electrodes. All of the medical devices are marketed in the U.S. and are subject to FDA regulation and approval. All of the products require a physician’s prescription before they can be dispensed in the U.S. The Company’s primary product is the NexWave device. The NexWave is marketed to physicians and therapists by the Company’s field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed.

During the three months ended March 31, 2024 and 2023, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Amounts as of December 31, 2023 are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2024 and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying condensed consolidated financial statements are associated with the allowance for billing adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation, assumptions related to the valuation of contingent consideration, valuation of long-lived assets, and realizability of deferred tax assets.

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. We classify investments with maturities of greater than three months but less than one year as short-term investments. Short-term investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the investments until maturity. Held-to-maturity investments are carried at amortized cost. Due to the short-term nature, the carrying amounts reported in the consolidated balance sheet approximate fair value.

Accounts Receivable, Net

The Company’s accounts receivable represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies, or complementary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company invoices the patient’s third-party payer and/or the patient. Billing adjustments represent the difference between the list price and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written-off after several appeals, which in some cases may take longer than twelve months. Primarily all of the Company’s receivables are due from patients with commercial or government health plans and worker’s compensation claims with a smaller portion related to private pay individuals, attorney, and auto claims. The Company maintains a constraint for third-party payer refund requests, deductions, and adjustments. See Note 14 – Concentrations for discussion of significant customer accounts receivable balances.

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

Goodwill is not subject to amortization but is subject to impairment testing. The Company utilizes the simplified test for goodwill impairment. The amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The valuation methods used in the quantitative fair value assessment was a discounted cash flow method and required management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings, or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level. The estimates of fair value and the determination of reporting units requires management judgment.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of disaggregated net revenues for the three months ended March 31, 2024 and 2023 related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”), leases subject to ASC 842 – “Leases” (“ASC 842”), and supplies (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Device revenue
Purchased	$6,515	$4,642
Leased	7,510	7,302
Total device revenue	$14,025	$11,944
Supplies revenue	32,506	30,226
Total revenue	$46,531	$42,170

Revenues are estimated using the portfolio approach by third-party payer type based upon historical rates of collection, aging of receivables, trends in historical reimbursement rates by third-party payer types, and current relationships and experience with the third-party payers, which includes estimated constraints for third-party payer refund requests, deductions, allowance for uncollectible accounts, and billing allowance adjustments. Inherent in these estimates is the risk they will have to be revised as additional information becomes available and constraints are released. If initial estimates are updated, these changes are accounted for as increases or decreases in the transaction price. Assuming the underlying performance obligation to which the change in price relates has already been satisfied, those changes in transaction price are immediately recognized as increases or decreases in revenue (not credit losses (bad debt expense)) in the period in which the estimate changes. Additionally, the complexity of third-party payer billing arrangements, the uncertainty of reimbursement amounts for certain products from third-party payers, or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Settlements with third-party payers for retroactive revenue adjustments due to audits, reviews, or investigations are considered variable consideration and are included in the determination of the estimated transaction price using the expected amount method. These adjustments to transaction price are estimated based on the terms of the payment agreement with the payer, correspondence from the payer, and historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Due to continuing changes in the healthcare industry and third-party payer reimbursement, it is possible the Company’s forecasting model to estimate collections could change, which could have an impact on the Company’s results of operations and cash flows. Any differences between estimated and actual collectability are reflected in the period in which payment is received.

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

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. For the finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on the Company’s condensed consolidated balance sheets. For additional information on the leases where the Company is the lessee, see Note 13 - Leases.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three year period exceeds $1 billion. This provision is effective for tax years beginning after December 31, 2022. The IRA did not have a material impact on our reported results, cash flows, or financial position during the period ended March 31, 2024.

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU (“Accounting Standards Update”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB ASC. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements.” This amendments to the Codification that remove references to various Concepts Statement. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amendments in this update is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Management does not believe that any other recently issued accounting pronouncements will have a material impact on the Company’s consolidated financial statements.

(3)   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and contingent consideration. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The Company measures its long-term debt at fair value which approximates book value as the long-term debt bears market rates of interest. The fair value of acquisition-related contingent consideration is based on a Monte Carlo model. The valuation policies are determined by management, and the Company’s Board of Directors is informed of any policy change.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The contingent consideration related to Kestrel was valued at $9.7 million using a Monte Carlo simulation as of December 22, 2021. As of December 31, 2022 and March 31, 2023, the value of contingent consideration was estimated at $10.0 million and $8.6 million, respectively. An adjustment of $1.4 million during the quarter ended March 31, 2023 was recorded as a gain on change in fair value of contingent consideration in the Company’s Consolidated Statements of Income. The fair value of acquisition-related contingent consideration was based on a Monte Carlo model prior to December 31, 2023. See Note 6 - Business Combinations for additional details on the removal of contingent consideration during the year ended December 31, 2023. Contingent consideration was fully removed during the year ended December 31, 2023 and there was no contingent consideration during the three months ended March 31, 2024. The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis prior to December 31, 2023, which were included within Level III of the fair value hierarchy for the quarter ended March 31, 2023:

Contingent Consideration
Balance as of December 31, 2022	$10,000
Change in fair value of contingent consideration	(1,400)
Balance as of March 31, 2023	$8,600

(4)   INVENTORY

The components of inventory are as follows (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$4,296	$4,601
Work-in-process	1,535	530
Finished goods	7,357	6,929
Inventory in transit	2,588	1,346
	$15,776	$13,406
Less: reserve	(300)	(300)
	$15,476	$13,106

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 31, 2024	December 31, 2023
Property and equipment
Office furniture and equipment	$2,907	$2,768
Assembly equipment	314	178
Vehicles	75	75
Leasehold improvements	1,832	1,174
Leased devices	910	796
Capital projects	128	869
	$6,166	$5,860
Less accumulated depreciation	(2,932)	(2,746)
	$3,234	$3,114

Total depreciation expense related to our property and equipment was $0.2 million for the three months ended March 31, 2024 and 2023.

Total depreciation expense related to devices out on lease was $0.4 million for the three months ended March 31, 2024 and 2023. Depreciation on leased units is reflected on the income statement as cost of revenue.

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

The amount of Escrow Shares were recalculated at March 31, 2023, and are included in the calculation of diluted earnings per share. No additional calculation was required at March 31, 2024, as the Escrow Shares were released from escrow, and the shares are included in the Company’s calculation of basic earnings per share.

The acquisition of Kestrel has been accounted for as a business combination under ASC 805 – “Business Combinations” (“ASC 805”). Under ASC 805, assets acquired, and liabilities assumed in a business combination must be recorded at their fair values as of the acquisition date.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)   GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended December 31, 2021 the Company completed the acquisition of Kestrel, which resulted in Goodwill of $20.4 million (see Note 6 – Business Combinations).

As of March 31, 2024, there was no change in the carrying amount of goodwill, and there were no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of March 31, 2024.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2023	$10,000	$(1,842)	$8,158	9.00
Amortization expense		(226)	(226)
Acquired patents at March 31, 2024	$10,000	$(2,068)	$7,932	8.73

The following table summarizes the estimated future amortization expense to be recognized over the remainder of 2024, next five fiscal years, and periods thereafter:

(In thousands)
April 1, 2024 through December 31, 2024	684
2025	908
2026	908
2027	908
2028	911
Thereafter	3,613
Total future amortization expense	$7,932

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 are as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2024	2023
Basic earnings per share
Net income	$10	$1,569
Basic weighted average shares outstanding	32,344	36,694

Basic earnings per share	$0.00	0.04

Diluted earnings per share
Net income	$10	1,569
Weighted average shares outstanding	32,344	36,694
Effect of dilutive securities - options and restricted stock	483	748
Diluted weighted-average shares outstanding	32,827	37,442

Diluted earnings per share	$0.00	0.04

For the three months ended March 31, 2024, equity grants of 7,000 of common stock, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For the three months ended March 31, 2024, conversion options to purchase 5.6 million shares of common stock resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive (see Note 9 – Convertible Senior Notes).

(9)   CONVERTIBLE SENIOR NOTES

In May 2023, the Company issued $52.5 million aggregate principal amount of 5.00% Convertible Senior Notes due May 15, 2026 (the “2023 Convertible Senior Notes”). In May 2023, the Company issued an additional $7.5 million aggregate principal amount of the 2023 Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option. As of December 31, 2023 and March 31, 2024, unamortized issuance costs of $2.4 million and $2.2 million, respectively, were included on the Company’s Condensed Consolidated Balance Sheets.

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

Holders could have converted their 2023 Convertible Senior Notes at their option prior to the close of business on the business day preceding March 31, 2024, but only under the following circumstances: during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least twenty trading days (whether or not consecutive) during the period of thirty consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day as determined by the Company; during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of 2023 Convertible Senior Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or upon the occurrence of certain corporate events specified in the indenture governing the 2023 Convertible Senior Notes.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the minimum interest payments over the remainder of 2024 and next two fiscal years until maturity in May 2026.

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

During the three months ended March 31, 2024 and 2023, no stock option awards were granted under the 2017 Stock Plan. At March 31, 2024, the Company had 0.3 million stock options outstanding and 0.3 million exercisable under the following plans:

	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	1	1
2017 Stock Option Plan	341	341
Total	342	342

During the three months ended March 31, 2024, 67,000 shares of restricted stock were granted under the 2017 Stock Plan. During the three months ended March 31, 2023, 62,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on restricted stock awards typically occur quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cost of Revenue	$8	$8
Sales and marketing expense	160	61
General, and administrative	566	238
Total stock-based compensation expense	$734	$307

The Company received proceeds of $0.1 million related to option exercises during the three months ended March 31, 2024 and 2023.

A summary of stock option activity under all equity compensation plans for the three months ended March 31, 2024, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2023	349	$1.82	4.12	$3,163
Granted	—	$—	—	—
Forfeited	—	$—	—	—
Exercised	(7)	$2.46	—	—
Outstanding at March 31, 2024	342	$1.81	3.85	$3,614

Exercisable at March 31, 2024	342	$1.81	3.85	$3,614

A summary of restricted stock award activity under all equity compensation plans for the three months ended March 31, 2024, is presented below:

	Number of
	Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Outstanding at December 31, 2023	502	$10.73
Granted	67	11.68
Forfeited	(3)	12.55
Vested	(65)	12.09
Outstanding at March 31, 2024	501	$10.73

As of March 31, 2024, the Company had approximately $4.4 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.3 years.

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

On November 1, 2023, the Company announced that its Board of Directors approved a program to repurchase up to $20.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through October 31, 2024. From the inception of the plan through December 31, 2023, the Company purchased 1,012,200 shares of its common stock for $9.6 million or an average price of $9.47 per share. During the quarter ended March 31, 2024, the Company purchased 821,000 shares of common stock for $10.4 million or an average price of $11.73, which completed this program.

On March 4, 2024, the Company announced that its Board of Directors approved a program to repurchase up to $20.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through March 4, 2025. From the inception of the plan through March 31, 2024, the Company purchased 234,015 shares of its common stock for $3.0 million or an average price of $12.83 per share.

Warrants

A summary of stock warrant activity for the three months ended March 31, 2024 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding and exercisable at December 31, 2023	80	$2.43	0.76	$677
Granted	—	$—	—	—
Exercised	(16)	$2.27
Forfeited(1)	(4)	$—	—	—
Outstanding and exercisable at March 31, 2024	60	$2.48	0.52	$593

(1)	Warrants were exercised under a net exercise provision in the warrant agreement. As a result, approximately 4,000 warrants were forfeited in lieu of cash payment for shares during the three months ended March 31, 2024.

(12)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits or expense from stock option exercises, the tax impact of the change in fair value of contingent consideration, and true ups related to the filed tax return. For the three months ended March 31, 2024 discrete items

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adjusted were minimal. For the three months ended March 31, 2023 discrete items adjusted were $1.5 million. At March 31, 2024, the Company is estimating an annual effective tax rate of approximately 25%. As of March 31, 2023 the Company estimated an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 23% and 2% for the three months ended March 31, 2024 and 2023, respectively.  Discrete items, primarily related to the tax impact of stock option exercises were minimal for the three months ending March 31, 2024. Discrete items related to the tax impact of the change in fair value of contingent consideration and stock option exercises were $0.4 million for the three months ended March 31, 2023, which are recognized as a benefit against income tax expense. For the three months ended March 31, 2024 and 2023, the Company recorded an income tax expense of approximately $3,000 and an income tax expense of $33,000, respectively.

No taxes were paid during the three months ended March 31, 2024 and 2023.

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

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.80% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 2.83% which was used to measure its finance lease liability. The weighted average remaining lease term was 4.08 years and 3.73 years for operating and finance leases, respectively, as of March 31, 2024.

As of March 31, 2024, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
April 1, 2024 through December 31, 2024	3,454	82
2025	4,632	169
2026	4,428	108
2027	4,237	93
2028	2,172	93
Thereafter	—	—
Total undiscounted future minimum lease payments	$18,923	$545
Less: difference between undiscounted lease payments and discounted lease liabilities:	(1,858)	(15)
Total lease liabilities	$17,065	$530

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expenses were as follows:

	Three Months Ended
	March 31,
	2024	2023
Lease cost:
Operating lease cost:
Total operating lease expense	$894	$1,121
Finance lease cost:
Total amortization of leased assets	50	30
Interest on lease liabilities	4	7
Total net lease cost	$948	$1,158

For the three months ended March 31, 2024 and 2023, $0.8 million and $1.0 million, respectively, of operating lease costs were included in selling, general and administrative expenses on the condensed consolidated statement of income. All other operating lease costs were incurred at the Company’s manufacturing and warehouse facility and were included in cost of sales for the three months ended March 31, 2024 and 2023.

(14)   CONCENTRATIONS

For the three months ended March 31, 2024, the Company sourced approximately 29% of the supplies for its electrotherapy products from two significant vendors. For the same period in 2023, the Company sourced approximately 39% of the supplies for its electrotherapy products from three significant vendors.

At March 31, 2024 and December 31, 2023 the Company had no gross receivables from any third-party payers that made up over 10% of the net accounts receivable balance.

(15)   COMMITMENTS AND CONTINGENCIES

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

(16)   SUBSEQUENT EVENTS

There were no subsequent events identified through April 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements involve risks and uncertainties. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources as well as analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may” “will” “should” “expect” “intend” “plan” “anticipate” “believe” “think” “estimate” “seek” “expect” “predict” “could” “project” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2023 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission.

Such risks and other factors also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), which we filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2024, and our other filings with the SEC. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

The information and financial data discussed below is derived from our condensed consolidated financial statements for the quarterly period ended March 31, 2024, and 2023. The condensed consolidated financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Quarterly Report on Form 10-Q and with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Form 10-K and subsequently filed reports, which have previously been filed with the SEC.

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of March 31, 2024, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which were incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

When used in this quarterly report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and our wholly owned active subsidiaries, ZMI and ZMS.

RESULTS OF OPERATIONS

Summary

Net revenue was $46.5 million and $42.2 million for the three months ended March 31, 2024 and 2023, respectively. Net revenue increased 10% for the three months ended March 31, 2024. For the three months ended March 31, 2024, device orders increased 23% from the same period in 2023. Net income was $10,000 for the three months ended March 31, 2024 compared with net income of $1.6 million during the same period in 2023. Cash provided by operating activities was $2.1 million during the three months ended March 31, 2024 compared with $1.9 million during the same period in 2023. Working capital was $56.2 million and $69.3 million as of March 31, 2024 and December 31, 2023, respectively.

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

Net revenue increased $4.4 million or 10% to $46.5 million for the three months ended March 31, 2024, from $42.2 million for the same period in 2023. For the three months ended March 31, 2024, the growth in net revenue from the same period in 2023 is primarily related to a 23% growth in device orders during the three months ended March 31, 2024 and a 43% growth in device orders during the year ended December 31, 2023, which resulted from a larger customer base and led to increased sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $2.1 million or 17% to $14.0 million for the three months ended March 31, 2024, from $11.9 million for the same period in 2023.

For the three months ended March 31, 2024, the growth in net revenue from the same period in 2023 is primarily related to a 23% growth in device orders.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue increased $2.3 million or 8% to $32.5 million for the three months ended March 31, 2024, from $30.2 million for the same period in 2023.

The increase in supplies revenue is primarily related to an increased customer base from increased device orders in 2023 and Q1 2024.

Operating Expenses

Cost of Revenue – Devices and Supplies

Cost of Revenue – devices and supplies consist primarily of device and supply costs, facilities, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended March 31, 2024 remained flat at $9.3 million from the same period in 2023. As a percentage of revenue, cost of revenue – devices and supplies decreased to 20% from 22% for the three months ended March 31, 2024 and 2023, respectively.

The decrease in cost of revenue – devices and supplies as percentage of revenue for the three months ended March 31, 2024 compared to the same period in 2023 is due to increased volumes and expanding our supplier portfolio mix, both of which have allowed us to negotiate lower costs.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee-related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended March 31, 2024 increased $2.2 million or 10% to $23.4 million from $21.2 million for the same period in 2023. The increase in sales and marketing expense is primarily due to increased commission pay from increased orders, increased wages from increased headcount in our sales operations department, and increases due to rising wages in the U.S. due to a very competitive job market. As a percentage of revenue, sales and marketing expense remained flat at 50% for the three months ended March 31, 2024 and 2023, primarily due to the aforementioned expenses, offset by increased revenue.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended March 31, 2024 increased $1.9 million or 17% to $13.3 million from $11.4 million for the same period in 2023. The increase in general and administrative expense for the three months ended March 31, 2024 is primarily due to increased compensation and benefit expense related to headcount growth within the reimbursement departments, ZMS and the corporate office. As a percentage of revenue, general and administrative expense increased to 29% for the three months ended March 31, 2024 from 27% for the same period in 2023. The increase as a percentage of revenue is primarily due to the items noted above, partially offset by the increase in revenue during the period.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 23% and 2% for the three months ended March 31, 2024 and 2023, respectively. Discrete items, primarily related to the tax impact of stock option exercises were minimal for the three months ending March 31, 2024. Discrete items related to the tax impact of the change in fair value of contingent consideration and stock option exercises were $0.4 million for the three months ended March 31, 2023, which are recognized as a benefit against income tax expense. For the three months ended March 31, 2024 and 2023, the Company recorded an income tax expense of approximately $3,000 and an income tax expense of $33,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At March 31, 2024, our principal source of liquidity was $32.9 million in cash and cash equivalents and $25.4 million in accounts receivable.

Net cash provided by operating activities for the three months ended March 31, 2024 was $2.1 million compared with net cash provided by operating activities of $1.9 million for the three months ended March 31, 2023. The increase in cash provided by operating activities for the three months ended March 31, 2024 was primarily due to a decrease in the receivables balance and an increase in accounts payable. The increase was partially offset by the decrease in net income for the quarter ended March 31, 2024 compared to the same period in 2023.

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $0.2 million. Cash used in investing activities for the three months ended March 31, 2024 was primarily related to the purchase of property and equipment related to the build out of our facility for the operations of ZMS. Cash used in investing activities for the three months ended March 31, 2023 was primarily related to the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2024 was $13.6 million compared with net cash used in financing activities of $5.1 million for the same period in 2023. Net cash provided by financing activities for the three months ended March 31, 2024 was primarily due to purchases of $13.3 million in treasury stock. Net cash used in financing activities for the three months ended March 31, 2023 was primarily due to purchases of $3.4 million in treasury stock, and principal payments on term debt totaling $1.3 million.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at March 31, 2024 of $32.9 million;
●	Our working capital balance of $56.2 million;
●	Our projected income and cash flows for the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 to the consolidated financial statements located within our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 12, 2024.

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

Although the World Health Organization declared an end to the COVID-19 pandemic on May 5, 2023, we continue to actively monitor the impact of COVID-19. While the Company did not incur significant disruptions to its operations during the three months ended March 31, 2024 from COVID-19, the full extent of COVID-19 on our operations and the markets we serve remains uncertain and will depend largely on future developments related to COVID-19, including infection rates increasing or returning in various geographic areas, variations of COVID-19, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. Future developments regarding COVID-19 and its effects cannot be accurately predicted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of March 31, 2024. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 12, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

On November 1, 2023, the Company announced that its board of directors had approved a repurchase program of up to $20.0 million of the Company’s common stock (the “November 2023 Repurchase Program”) beginning on November 1, 2023, and continuing through the earlier of October 31, 2024, or when all $20.0 million worth of shares have been repurchased. The program was fully utilized during the Company's first quarter.

On February 29, 2024, the Company announced that its board of directors had approved a repurchase program of up to $20.0 million of the Company’s common stock (the “March 2024 Repurchase Program”) beginning on March 4, 2024, and continuing through the earlier of March 4, 2025, or when all $20.0 million worth of shares have been repurchased.

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

The following table sets forth a summary of the Company’s purchases of common stock during the first quarter of 2024 pursuant to the Company’s authorized share repurchase programs:

			Total Number of	In Thousands
			Shares	Maximum Value
			Purchased as	of Shares That
	Total	Average	Part of a	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan	Plan
January 1 - January 31, 2024
Share repurchase program (1)	458,000	$10.90	1,470,200	5,426

February 1 - February 29, 2024
Share repurchase program (1)	363,000	$12.58	1,833,200	859

March 1 - March 31, 2024
Share repurchase program (1)	66,820	$12.86	1,900,020	—
Share repurchase program (2)	234,015	$12.83	234,015	16,997

Quarter Total

Share repurchase program (1)	887,820	$11.73	1,900,020	—
Share repurchase program (2)	234,015	$12.83	234,015	16,997

(1)	Shares were purchased through the Company’s publicly announced November 2023 Repurchase Program. The program was fully utilized during the Company's first quarter.
(2)	Shares were purchased through the Company’s publicly announced March 2024 Repurchase Program. The program expires on March 4, 2025, or upon reaching $20.0 million of repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.   EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: April 30, 2024	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)