Form 10-Q
period 2024-06-30
ZYNEX INC
filed 2024-07-25
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 22, 2024
Common Stock, par value $0.001	31,742,522

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	June 30, 2024	December 31,
	(unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$30,896	$44,579
Accounts receivable, net	23,594	26,838
Inventory, net	15,390	13,106
Prepaid expenses and other	4,235	3,332
Total current assets	74,115	87,855

Property and equipment, net	3,250	3,114
Operating lease asset	11,189	12,515
Finance lease asset	785	587
Deposits	409	409
Intangible assets, net of accumulated amortization	7,705	8,158
Goodwill	20,401	20,401
Deferred income taxes	4,061	3,865
Total assets	$121,915	$136,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	7,882	8,433
Operating lease liability	3,930	3,729
Finance lease liability	182	196
Income taxes payable	—	633
Accrued payroll and related taxes	6,244	5,541
Total current liabilities	18,238	18,532
Long-term liabilities:
Convertible senior notes, less issuance costs	58,078	57,605
Operating lease liability	12,187	14,181
Finance lease liability	596	457
Total liabilities	89,099	90,775

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,163,221 issued and 31,725,742 outstanding as of June 30, 2024, 41,980,166 issued and 32,933,776 outstanding as of December 31, 2023	32	33
Additional paid-in capital	91,963	90,878
Treasury stock of 9,856,758 and 8,545,044 shares at June 30, 2024 and December 31, 2023, respectively, at cost	(87,186)	(71,562)
Retained earnings	28,007	26,780
Total stockholders’ equity	32,816	46,129
Total liabilities and stockholders’ equity	$121,915	$136,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
NET REVENUE
Devices	$15,920	$13,743	$29,945	$25,687
Supplies	33,963	31,209	66,469	61,435
Total net revenue	49,883	44,952	96,414	87,122

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	9,971	9,272	19,269	18,541
Sales and marketing	23,226	21,609	46,606	42,836
General and administrative	14,460	11,358	27,788	22,748
Total costs of revenue and operating expenses	47,657	42,239	93,663	84,125

Income from operations	2,226	2,713	2,751	2,997

Other income (expense)
Gain on disposal of assets	19	—	19	2
Gain on change in fair value of contingent consideration	—	1,700	—	3,100
Interest expense, net	(630)	(317)	(1,142)	(401)
Other income (expense), net	(611)	1,383	(1,123)	2,701

Income from operations before income taxes	1,615	4,096	1,628	5,698
Income tax expense	398	742	401	775
Net income	$1,217	$3,354	$1,227	$4,923

Net income per share:
Basic	$0.04	$0.09	$0.04	$0.13
Diluted	$0.04	$0.09	$0.04	$0.13

Weighted average basic shares outstanding	31,762	36,435	32,053	36,564
Weighted average diluted shares outstanding	32,204	37,061	32,516	37,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,227	$4,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,329	1,311
Amortization	928	620
Non-cash reserve charges	—	(91)
Stock-based compensation	1,575	967
Non-cash lease expense	(467)	(158)
Benefit for deferred income taxes	(195)	(240)
Change in fair value of contingent consideration	—	(3,100)
Gain on disposal of fixed assets	(19)	(2)
Change in operating assets and liabilities:
Accounts receivable	3,244	2,106
Prepaid and other assets	(805)	(661)
Accounts payable and other accrued expenses	(288)	(1,172)
Inventory	(3,327)	(1,736)
Deposits	—	(92)
Net cash provided by operating activities	3,202	2,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(290)	(394)
Proceeds on sale of fixed assets	—	10
Net cash used in investing activities	(290)	(384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(148)	(62)
Cash dividends paid	(3)	(1)
Purchase of treasury stock	(15,625)	(9,468)
Excise tax payments on net treasury stock purchases	(473)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	57,026
Proceeds from the issuance of common stock on stock-based awards	13	32
Principal payments on long-term debt	—	(10,667)
Taxes withheld and paid on employees’ equity awards	(359)	(546)
Net cash (used in) provided by financing activities	(16,595)	36,314
Net (decrease) increase in cash	(13,683)	38,605
Cash and cash equivalents at beginning of period	44,579	20,144
Cash and cash equivalents at end of period	$30,896	$58,749

Supplemental disclosure of cash flow information:
Cash paid on interest, net	$(630)	$(260)
Cash paid for rent	$(2,206)	$(2,378)
Cash paid for income taxes	$(1,325)	$(2,985)
Supplemental disclosure of non-cash investing and financing activities:
Right-of use assets obtained in exchange for new financing lease liabilities	$346	$—
Finance lease liabilities removed for cancelled leases	$(73)	$—
Vesting of restricted stock awards	$—	$(3)
Excise tax accrual	$(18)	$—
Inventory transferred to property and equipment under lease	$1,043	$894
Capital expenditures not yet paid	$37	$78
Prepaid expenditures not yet paid	$(101)	$—
Non-cash dividend adjustment	$(1)	$(1)

The accompanying notes are an integral part of these condensed consolidated financial statements

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2022	36,825,081	$39	$82,431	$(33,160)	$17,048	$66,358
Exercised and vested stock-based awards	66,045	—	27	—	—	27
Stock-based compensation expense	—	—	307	—	—	307
Warrants exercised	10,000	—	—	—		—
Shares of common stock withheld to pay taxes on employees’ equity awards	(22,387)	—	(422)	—	—	(422)
Purchase of treasury stock	(232,698)	—	—	(3,353)	—	(3,353)
Net income	—	—	—	—	1,569	1,569
Balance at March 31, 2023	36,646,041	$39	$82,343	$(36,513)	$18,617	$64,486
Exercised and vested stock-based awards	45,626	—	9	—	—	9
Stock-based compensation expense	—	—	660	—	—	660
Shares of common stock withheld to pay taxes on employees’ equity awards	(11,224)	(3)	(124)	—	—	(127)
Purchase of treasury stock	(666,200)	—	—	(6,115)	—	(6,115)
Net income	—	—	—	—	3,354	3,354
Balance at June 30, 2023	36,014,243	$36	$82,888	$(42,628)	$21,971	$62,267

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2023	32,933,776	$33	$90,878	$(71,562)	$26,780	$46,129
Exercised and vested stock-based awards	70,992	—	13	—	—	13
Stock-based compensation expense	—	—	734	—	—	734
Warrants exercised	20,000	—	—	—	—	—
Shares of common stock withheld to pay taxes on employees’ equity awards	(23,041)	—	(240)	—	—	(240)
Purchase of treasury stock	(1,121,835)	(1)	—	(13,419)	—	(13,420)
Excise tax on net treasury stock purchases	—	—	(126)	—	—	(126)
Net income	—	—	—	—	10	10
Balance at March 31, 2024	31,879,892	$32	$91,259	$(84,981)	$26,790	$33,100
Exercised and vested stock-based awards	47,071	—	—	—	—	—
Stock-based compensation expense	—	—	841	—	—	841
Shares of common stock withheld to pay taxes on employees’ equity awards	(11,342)	—	(119)	—	—	(119)
Purchase of treasury stock	(189,879)	—	—	(2,205)	—	(2,205)
Excise tax on net treasury stock purchases	—	—	(18)	—	—	(18)
Net income	—	—	—	—	1,217	1,217
Balance at June 30, 2024	31,725,742	$32	$91,963	$(87,186)	$28,007	$32,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of June 30, 2024, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation). The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

Nature of Business

The Company designs, manufactures, and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All the Company’s medical devices are designed to be patient friendly and designed for home use. The devices are small, portable, battery operated, and include an electrical pulse generator which is connected to the body via electrodes. All of the medical devices are marketed in the U.S. and are subject to FDA regulation and approval. All of the products require a physician’s prescription before they can be dispensed in the U.S. The Company’s primary product is the NexWave device. The NexWave is marketed to physicians and therapists by the Company’s field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed. The Company also distributes complementary rehabilitation products such as back, knee and wrist braces, cervical and lumbar traction, and hot/cold therapy (“Distributed Rehabilitation Products”).

During the six months ended June 30, 2024 and 2023, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Amounts as of December 31, 2023, are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2024 and the results of its operations and its cash flows for the periods presented. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Accounts Receivable, Net

The Company’s accounts receivable represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies, or distributed rehabilitation products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company invoices the patient’s third-party payer and/or the patient. Billing adjustments represent the difference between the list price and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written-off after several appeals, which in some cases may take longer than twelve months. Primarily all of the Company’s receivables are due from patients with commercial or government health plans and worker’s compensation claims with a smaller portion related to private pay individuals, attorney, and auto claims. The Company maintains a constraint for third-party payer refund requests, deductions, and adjustments. See Note 14 – Concentrations for discussion of significant customer accounts receivable balances.

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

Revenue Recognition

Revenue is derived from sales and leases of the Company’s electrotherapy devices and sales of related supplies and distributed rehabilitation products. Device sales can be in the form of a purchase or a lease. Supplies needed for the device can be set up as a recurring shipment or ordered through the customer support team or online store as needed. The Company recognizes revenue when the performance obligation has been met and the product has been transferred to the patient, in the amount that reflects the consideration the Company expects to receive. In general, revenue from sales of devices and supplies is recognized once the product is delivered to the patient, which is when the performance obligation has been met and the product has been transferred to the patient.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of disaggregated net revenues for the three and six months ended June 30, 2024 and 2023 related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”), leases subject to ASC 842 – “Leases” (“ASC 842”), and supplies (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Device revenue
Purchased	$8,036	$4,781	$14,552	$9,422
Leased	7,884	8,962	15,393	16,265
Total device revenue	$15,920	$13,743	$29,945	$25,687
Supplies revenue	33,963	31,209	66,469	61,435
Total revenue	$49,883	$44,952	$96,414	$87,122

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

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. For leases, the Company uses the implicit rate to determine the present value of future lease payments. For leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on the Company’s condensed consolidated balance sheets. For additional information on the leases where the Company is the lessee, see Note 13 - Leases.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1 billion. This provision is effective for tax years beginning after December 31, 2022. The IRA did not have a material impact on our reported results, cash flows, or financial position during the period ended June 30, 2024.

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

The contingent consideration related to Kestrel was valued at $9.7 million using a Monte Carlo simulation as of December 22, 2021. As of December 31, 2022 and June 30, 2023, the value of contingent consideration was estimated at $10.0 million and $6.9 million, respectively. An adjustment of $3.1 million during the six months ended June 30, 2023 was recorded as a gain on change in fair value of contingent consideration in the Company’s Consolidated Statements of Income. The fair value of acquisition-related contingent consideration was based on a Monte Carlo model prior to December 31, 2023. See Note 6 - Business Combinations for additional details on the removal of contingent consideration during the year ended December 31, 2023. Contingent consideration was fully removed during the year ended December 31, 2023 and there was no contingent consideration during the three and six months ended June 30, 2024. The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis prior to December 31, 2023, which were included within Level III of the fair value hierarchy for the quarter ended June 30, 2023:

Contingent Consideration
Balance as of December 31, 2022	$10,000
Change in fair value of contingent consideration	(3,100)
Balance as of June 30, 2023	$6,900

(4)   INVENTORY

The components of inventory are as follows (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$4,716	$4,601
Work-in-process	876	530
Finished goods	7,897	6,929
Inventory in transit	2,201	1,346
	$15,690	$13,406
Less: reserve	(300)	(300)
	$15,390	$13,106

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	June 30, 2024	December 31, 2023
Property and equipment
Office furniture and equipment	$2,960	$2,768
Assembly equipment	357	178
Vehicles	75	75
Leasehold improvements	1,840	1,174
Leased devices	1,041	796
Capital projects	155	869
	$6,428	$5,860
Less accumulated depreciation	(3,178)	(2,746)
	$3,250	$3,114

Total depreciation expense related to our property and equipment was $0.2 million for both the three months ended June 30, 2024 and 2023. Depreciation expense for the six months ended June 30, 2024 and 2023, was $0.4 million, for both periods.

Total depreciation expense related to devices out on lease was $0.5 million for both the three months ended June 30, 2024 and 2023. Depreciation expense related to devices out on lease was $0.9 million for both the six months ended June 30, 2024 and 2023. Depreciation on leased units is reflected on the income statement as cost of revenue.

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

On July 27, 2023, the Company, ZMS, Kestrel, and the Selling Shareholders, entered into an amendment to the Stock Purchase Agreement (the “Amendment”). The parties entered into the Amendment to modify certain terms of the Agreement related to the conditions to be satisfied for the release of the Escrow Shares to the Selling Shareholders. The Escrow Shares were released from escrow, simultaneously, the selling stockholders entered into a lock-up agreement. The lock-up agreement included two lock-up periods which released certain restrictions on the Selling Shareholders on December 31, 2023 and June 30, 2024, respectively. These shares are included in the Company’s calculation of basic earnings per share.

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

As of June 30, 2024, there was no change in the carrying amount of goodwill, and there were no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of June 30, 2024.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2023	$10,000	$(1,842)	$8,158	9.00
Amortization expense		(453)	(453)
Acquired patents at June 30, 2024	$10,000	$(2,295)	$7,705	8.48

The following table summarizes the estimated future amortization expense to be recognized over the remainder of 2024, next five fiscal years, and periods thereafter:

(In thousands)
July 1, 2024 through December 31, 2024	458
2025	908
2026	908
2027	908
2028	911
2029	908
Thereafter	2,704
Total future amortization expense	$7,705

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per share
Net income	$1,217	$3,354	$1,227	$4,923
Basic weighted average shares outstanding	31,762	36,435	32,053	36,564

Basic earnings per share	$0.04	0.09	0.04	0.13

Diluted earnings per share
Net income	$1,217	3,354	1,227	4,923
Weighted average shares outstanding	31,762	36,435	32,053	36,564
Effect of dilutive securities - options and restricted stock	442	626	463	685
Diluted weighted-average shares outstanding	32,204	37,061	32,516	37,249

Diluted earnings per share	$0.04	0.09	$0.04	$0.13

For the three and six months ended June 30, 2024, equity grants of 14,000 and 9,000 shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For the three and six months ended June 30, 2023, equity grants of 39,000 and 21,000 shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For both the three and six months ended June 30, 2024, conversion options to purchase 5.6 million shares resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive. For three and six months ended June 30, 2023, conversion options to purchase 3.2 million and 1.6 million shares, respectively, resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive (see Note 9 – Convertible Senior Notes).

(9)   CONVERTIBLE SENIOR NOTES

In May 2023, the Company issued $52.5 million aggregate principal amount of 5.00% Convertible Senior Notes due May 15, 2026 (the “2023 Convertible Senior Notes”). In May 2023, the Company issued an additional $7.5 million aggregate principal amount of the 2023 Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option. As of December 31, 2023 and June 30, 2024, unamortized issuance costs of $2.4 million and $1.9 million, respectively, were included on the Company’s Condensed Consolidated Balance Sheets.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the minimum interest payments over the remainder of 2024 and next two fiscal years until maturity in May 2026.

(In thousands)
2024	$1,500
2025	3,000
2026	1,500

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

During the three and six months ended June 30, 2024 and 2023 no stock option awards were granted under the 2017 Stock Plan. At June 30, 2024, the Company had 0.3 million stock options outstanding and 0.3 million exercisable under the following plans:

	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	1	1
2017 Stock Option Plan	339	339
Total	340	340

During the three and six months ended June 30, 2024, 134,000 and 201,000 shares of restricted stock were granted under the 2017 Stock Plan, respectively. During the three and six months ended June 30, 2023, 72,000 and 134,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. The fair market value of restricted shares

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on restricted stock awards typically occur quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cost of Revenue	$9	$7	$17	$15
Sales and marketing expense	207	69	367	130
General, and administrative	625	584	1,191	822
Total stock-based compensation expense	$841	$660	$1,575	$967

The Company received proceeds of $0.1 million related to option exercises during both the three and six months ended June 30, 2024 and 2023. No stock option awards were granted by the Company during the three and six months ended June 30, 2024 and 2023.

A summary of stock option activity under all equity compensation plans for the six months ended June 30, 2024, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2023	349	$1.82	4.12	$3,163
Granted	—	$—	—	—
Forfeited	(2)	$3.36	—	—
Exercised	(7)	$2.46	—	—
Outstanding and exercisable at June 30, 2024	340	$1.80	3.62	$2,561

A summary of restricted stock award activity under all equity compensation plans for the six months ended June 30, 2024, is presented below:

	Number of
	Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Outstanding at December 31, 2023	502	$10.73
Granted	201	10.97
Forfeited	(11)	9.46
Vested	(111)	11.66
Outstanding at June 30, 2024	581	$10.66

As of June 30, 2024, the Company had approximately $4.9 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.5 years.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 29, 2024, the Company announced that its board of directors had approved a repurchase program of up to $20.0 million of the Company’s common stock beginning on March 4, 2024, and continuing through the earlier of March 4, 2025, or when all $20.0 million worth of shares have been repurchased. From the inception of the plan through June 30, 2024, the Company purchased 423,894 shares of its common stock for $5.2 million or an average price of $12.29 per share. During the quarter ended June 30, 2024, the Company repurchased 189,879 shares of common stock for $2.2 million or an average price of $11.62.

Warrants

A summary of stock warrant activity for the six months ended June 30, 2024 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding and exercisable at December 31, 2023	80	$2.43	0.76	$677
Granted	—	$—
Exercised	(16)	$2.27
Forfeited(1)	(4)	$—
Outstanding and exercisable at June 30, 2024	60	$2.48	0.27	$410

(1)Warrants were exercised under a net exercise provision in the warrant agreement. As a result, approximately 4,000 warrants were forfeited in lieu of cash payment for shares during the six months ended June 30, 2024.

(12)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits or expense from stock option exercises and true ups related to the filed tax return. For both the three and six months ended June 30, 2024 discrete items adjusted were minimal. For the three and six months ended June 30, 2023 discrete items adjusted were ($1.6) million and ($3.1) million, respectively. For the three and six months ended June 30, 2023, the discrete items adjusted were primarily related to changes in fair value of contingent consideration. At June 30, 2024 and 2023, the Company is estimating an annual effective tax rate of approximately 25% and 27%, respectively. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 25% and 14% for the six months ended June 30, 2024 and 2023, respectively. The increase in in the Company’s effective tax rate for the six months ended June 30, 2024 compared to the same period in 2023 primarily relates to the tax impact of discrete items, in particular, the change in fair value of contingent consideration recorded in the six months ended June 30, 2023. For both the three and six months ended June 30, 2024, the Company recorded an income tax expense of approximately $0.4 million. For the three and six months ended June 30, 2023, the Company recorded an income tax expense of $0.7 million and $0.8 million, respectively.

Taxes of $1.3 million and $3.0 million were paid during the six months ended June 30, 2024 and 2023, respectively.

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

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.81% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 4.14% which was used to measure its finance lease liability. The weighted average remaining lease term was 3.84 years and 4.49 years for operating and finance leases, respectively, as of June 30, 2024.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
July 1, 2024 through December 31, 2024	2,306	58
2025	4,632	211
2026	4,428	188
2027	4,237	173
2028	2,172	173
Thereafter	—	60
Total undiscounted future minimum lease payments	$17,775	$863
Less: difference between undiscounted lease payments and discounted lease liabilities:	(1,658)	(85)
Total lease liabilities	$16,117	$778

The components of lease expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost:
Total operating lease expense	$883	$1,121	$1,777	$2,242
Finance lease cost:
Total amortization of leased assets	45	29	95	59
Interest on lease liabilities	5	7	9	14
Total net lease cost	$933	$1,157	$1,881	$2,315

For the three months ended June 30, 2024 and 2023, $0.8 million and $0.1 million, respectively, of operating lease costs were included in selling, general and administrative expenses on the condensed consolidated statement of income. For the six months ended June 30, 2024 and 2023, $1.6 million and $1.0 million, respectively, of operating lease costs were included in selling, general and administrative expenses on the condensed consolidated statement of income. All other operating lease costs were incurred at the Company’s manufacturing and warehouse facility and were included in cost of sales for the three and six months ended June 30, 2024 and 2023.

(14)   CONCENTRATIONS

For the three months ended June 30, 2024, the Company sourced approximately 49% of the supplies for its electrotherapy products from three significant vendors. For the same period in 2023, the Company sourced approximately 24% of the supplies for its electrotherapy products from two significant vendors.

For the six months ended June 30, 2024, the Company sourced approximately 40% of supplies for its electrotherapy products from three significant vendors. For the same period in 2023, the Company sourced approximately 26% of supplies for its electrotherapy products from two significant vendors.

At June 30, 2024, the Company had no gross receivables from any third-party payers that made up over 10% of the net accounts receivable balance. At December 31, 2023 the Company had no gross receivables from any third-party payer that made up 10% of the net accounts receivable balance.

(15)   COMMITMENTS AND CONTINGENCIES

See Note 13 for details regarding commitments under the Company’s long-term leases.

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would accrue the estimated exposure for such events when losses are determined to be

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

both probable and estimable. On occasion, the Company engages outside counsel related to a broad range of topics including employment law, third-party payer matters, intellectual property, and regulatory and compliance matters.

The Company is currently not a party to any material pending legal proceedings that would give rise to potential loss contingencies.

(16)   SUBSEQUENT EVENTS

There were no subsequent events identified through July 25, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements involve risks and uncertainties. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources as well as analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may” “will” “should” “expect” “intend” “plan” “anticipate” “believe” “think” “estimate” “seek” “expect” “predict” “could” “project” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2023 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission (the “SEC”).

Such risks and other factors also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), which we filed with the SEC on March 12, 2024, and our other filings with the SEC. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

The information and financial data discussed below is derived from our condensed consolidated financial statements for the quarterly period ended June 30, 2024, and 2023. The condensed consolidated financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Quarterly Report on Form 10-Q and with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Form 10-K and subsequently filed reports, which have previously been filed with the SEC.

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of June 30, 2024, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which were incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

When used in this quarterly report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and our wholly-owned active subsidiaries, ZMI and ZMS.

RESULTS OF OPERATIONS

Summary

Net revenue was $49.9 million and $45.0 million for the three months ended June 30, 2024 and 2023, respectively, and $96.4 million and $87.1 million for the six months ended June 30, 2024 and 2023, respectively. Net revenue increased 11% for both the three and six months ended June 30, 2024. For the three and six months ended June 30, 2024, device orders increased 20% and 21%, respectively, from the same periods in 2023. Net income was $1.2 million for the three months ended June 30, 2024 compared with $3.4 million during the same period in 2023. Net income was $1.2 million for the six months ended June 30, 2024 compared with $4.9 million during the same period in 2023. Cash provided by operating activities was $3.2 million during the six months ended June 30, 2024 compared with $2.7 million during the same period in 2023. Working capital was $55.9 million and $69.3 million as of June 30, 2024 and December 31, 2023, respectively.

Net Revenue

Net revenues are comprised of device and supply sales, constrained by estimated third-party payer reimbursement deductions. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of third-party payer insurance claims and other customer collection history. Product device revenue is primarily comprised of sales and rentals of our electrotherapy products and also includes distributed rehabilitation products such as our cervical traction, lumbar support and hot/cold therapy products.

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

Net revenue increased $4.9 million or 11% to $49.9 million for the three months ended June 30, 2024, from $45.0 million for the same period in 2023. Net revenue increased $9.3 million or 11% to $96.4 million for the six months ended June 30, 2024 from $87.1 million for the same period in 2023. For both the three and six months ended June 30, 2024, the growth in net revenue from the same periods in 2023 is primarily related to a 20% and 21% growth in device orders, respectively, which resulted from a larger customer base and led to increased sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue increased $2.2 million or 16% to $15.9 million for the three months ended June 30, 2024, from $13.7 million for the same period in 2023.

Device revenue increased $4.3 million or 17% to $29.9 million for the six months ended June 30, 2024, from $25.7 million for the same period in 2023.

For both the three and six months ended June 30, 2024, the growth in net revenue from the same periods in 2023 is primarily related to a 20% and 21% growth in device orders, respectively.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue increased $2.8 million or 9% to $34.0 million for the three months ended June 30, 2024, from $31.2 million for the same period in 2023.

Supplies revenue increased $5.0 million or 8% to $66.5 million for the six months ended June 30, 2024, from $61.4 million for the same period in 2023.

The increase in supplies revenue is primarily related to an increased customer base from increased device orders in 2023 and 2024.

Operating Expenses

Cost of Revenue – Devices and Supplies

Cost of revenue – devices and supplies consist primarily of device and supply costs, facilities, operations labor, overhead, shipping, and depreciation. Cost of revenue for the three months ended June 30, 2024 increased $0.7 million or 8% to $10.0 million from $9.3 million from the same period in 2023. As a percentage of revenue, cost of revenue – devices and supplies decreased to 20% from 21% for the three months ended June 30, 2024 and 2023, respectively.

Cost of revenue for the six months ended June 30, 2024 increased $0.7 million or 4% to $19.3 million from $18.5 million for the same period in 2023. As a percentage of revenue, cost of revenue – device and supply decreased to 20% from 21% for the six months ended June 30, 2024 and 2023.

The decrease in cost of revenue – device and supply in the three and six months ended June 30, 2024 and 2023 is due to the increased volumes related to increased revenue and expanding supplier portfolio mix. Both of which have allowed us to negotiate lower costs with our suppliers.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee-related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended June 30, 2024 increased $1.6 million or 7% to $23.2 million from $21.6 million for the same period in 2023. The increase in sales and marketing expense is primarily due to increased commission pay from increased orders, increased headcount in the sales operation department, and rising wages in the U.S. due to a very competitive job market. As a percentage of revenue, sales and marketing expense decreased to 47% from 48% for the three months ended June 30, 2024 and 2023, respectively, primarily due to increased revenue.

Sales and marketing expense for the six months ended June 30, 2024 increased $3.8 million or 9% to $46.6 million from $42.8 million for the same period in 2023. The increase in sales and marketing expense is primarily due to increased commission pay from increased orders, increased headcount in the sales operation department, and inflation and rising wages in the U.S. due to a very competitive job market. As a percentage of revenue, sales and marketing expense decreased to 48% from 49% for the six months ended June 30, 2024 and 2023, respectively. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities, travel expenses, professional fees, depreciation, and amortization. General and administrative expense for the three months ended June 30, 2024 increased $3.1 million or 27% to $14.5 million from $11.4 million for the same period in 2023. The increase in general and administrative expense for the three months is primarily due to increased compensation and benefit expense related to headcount growth at both ZMS and our reimbursement department along with increased professional fees related to additional external resources. As a percentage of revenue, general and administrative expense increased to 29% for the three months ended June 30, 2024 from 25% for the same period in 2023. The increase as a percentage of revenue is primarily due to the items noted above, partially offset by the increase in revenue during the period.

General and administrative expense for the six months ended June 30, 2024 increased $5.1 million or 22% to $27.8 million from $22.7 million for the same period in 2023. The increase in general and administrative expense for the six months is primarily due to increased professional fees and increased compensation and benefit expense related to headcount growth at both ZMS and within the billing departments. As a percentage of revenue, general and administrative expense increased to 29% for the six months ended June 30, 2024 from 26% for the same period in 2023. The increase as a percentage of revenue is primarily due to the aforementioned expenses, partially offset by the increase in revenue during the period.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 25% for both the three and six months ended June 30, 2024. Discrete items were minimal for both the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023 discrete items adjusted were ($1.6) million and ($3.1) million, respectively, which were primarily related to changes in fair value of contingent consideration. For both the three and six months ended June 30, 2024, the Company recorded an income tax expense of approximately $0.4 million. The Company recorded income tax expense of $0.7 million and $0.8 million for the three and six months ended June 30, 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At June 30, 2024, our principal source of liquidity was $30.9 million in cash and cash equivalents and $23.6 million in accounts receivable.

Net cash provided by operating activities for the six months ended June 30, 2024 was $3.2 million compared with net cash provided by operating activities of $2.7 million for the six months ended June 30, 2023. The increase in cash provided by operating activities for the six months ended June 30, 2024 was primarily due to increased cash collections, which resulted in a decrease in the receivables balance. An increase in accounts payable also contributed to the cash provided by operating activities, which was offset by an increase in inventory.

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $0.3 million and $0.4 million, respectively. Cash used in investing activities for the six months ended June 30, 2024 was primarily related to the purchases of property and equipment related to the build out of our facility in Englewood for the operations of ZMS. Cash used in investing activities for the six months ended June 30, 2023 was primarily related to the build out of our facility for the operations of ZMS, and the purchase of computer equipment.

Net cash used in financing activities for the six months ended June 30, 2024 was $16.6 million compared with net cash provided by financing activities of $36.3 million for the same period in 2023. Net cash used in financing activities for the six months ended June 30, 2024 was primarily due to purchases of $15.6 million in treasury stock. Net cash provided by financing activities for the six months ended June 30, 2023 was primarily due to the proceeds from the issuance of the 2023 Convertible Senior Notes of $57.0 million, which was partially offset by purchases of treasury stock of $9.5 million, and principal payments on long-term debt totaling $10.7 million.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at June 30, 2024 of $30.9 million;
●	Our working capital balance of $55.9 million;
●	Our projected income and cash flows for the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements located within our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024.

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

Although the World Health Organization declared an end to the COVID-19 pandemic on May 5, 2023, we continue to actively monitor the impact of COVID-19. While the Company did not incur significant disruptions to its operations during the three and six months ended June 30, 2024 from COVID-19, the full extent of COVID-19 on our operations and the markets we serve remains uncertain and will depend largely on future developments related to COVID-19, including infection rates increasing or returning in various geographic areas, variations of COVID-19, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. Future developments regarding COVID-19 and its effects cannot be accurately predicted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of June 30, 2024. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

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

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Marcum LLP as stated in their report, which is included in Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2024.

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

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

On February 29, 2024, the Company announced that its board of directors had approved a repurchase program of up to $20.0 million of the Company’s common stock beginning on March 4, 2024, and continuing through the earlier of March 4, 2025, or when all $20.0 million worth of shares have been repurchased.

Under the Company’s repurchase program, the Company may repurchase its common stock from time to time in open market and negotiated transactions. Repurchases will be made subject to market conditions, available liquidity, cash flow, applicable legal requirements, and other factors. The specific prices, numbers of shares, and timing of purchase transactions will be determined by the Company from time to time. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934.

The following table sets forth a summary of the Company’s purchases of common stock during the second quarter of 2024 pursuant to the Company’s authorized share repurchase program:

			Total Number of	In Thousands
			Shares	Maximum Value
			Purchased as	of Shares That
	Total	Average	Part of a	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan	Plan
April 1 - April 30, 2024
Share repurchase program (1)	132,500	$11.96	366,515	15,411

May 1 - May 31, 2024
Share repurchase program (1)	45,379	$11.17	411,894	14,904

June 1 - June 30, 2024
Share repurchase program (1)	12,000	$9.45	423,894	14,791

Quarter Total
Share repurchase program (1)	189,879	$11.62	423,894	14,791
(1)	Shares were purchased through the Company’s publicly announced repurchase Program. The repurchase program expires on March 4, 2025, or upon reaching $20.0 million of repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: July 25, 2024	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)