Form 10-Q
period 2024-09-30
ZYNEX INC
filed 2024-10-24
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 18, 2024
Common Stock, par value $0.001	31,845,545

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2024	December 31,
	(unaudited)	2023
ASSETS
Current assets
Cash and cash equivalents	$37,630	$44,579
Accounts receivable, net	21,623	26,838
Inventory, net	15,708	13,106
Prepaid expenses and other	3,389	3,332
Total current assets	78,350	87,855

Property and equipment, net	3,169	3,114
Operating lease asset	10,510	12,515
Finance lease asset	1,215	587
Deposits	409	409
Intangible assets, net of accumulated amortization	7,476	8,158
Goodwill	20,401	20,401
Deferred income taxes	4,529	3,865
Total assets	$126,059	$136,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,282	$8,433
Operating lease liability	3,979	3,729
Finance lease liability	284	196
Income taxes payable	390	633
Accrued payroll and related taxes	5,933	5,541
Total current liabilities	19,868	18,532

Convertible senior notes, less issuance costs	58,320	57,605
Operating lease liability	11,175	14,181
Finance lease liability	923	457
Total liabilities	90,286	90,775

Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,204,300 issued and 31,840,092 outstanding as of September 30, 2024, 41,980,166 issued and 32,933,776 outstanding as of December 31, 2023	32	33
Additional paid-in capital	92,538	90,878
Treasury stock of 9,856,758 and 8,545,044 shares at September 30, 2024 and December 31, 2023, respectively, at cost	(87,186)	(71,562)
Retained earnings	30,389	26,780
Total stockholders’ equity	35,773	46,129
Total liabilities and stockholders’ equity	$126,059	$136,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
NET REVENUE
Devices	$14,858	$16,855	$44,803	$42,542
Supplies	35,108	33,060	101,577	94,495
Total net revenue	49,966	49,915	146,380	137,037

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	10,177	9,553	29,446	28,094
Sales and marketing	20,713	22,146	67,319	64,982
General and administrative	15,274	12,731	43,062	35,479
Total costs of revenue and operating expenses	46,164	44,430	139,827	128,555

Income from operations	3,802	5,485	6,553	8,482

Other income (expense)
Gain on disposal of assets	—	37	19	39
Change in fair value of contingent consideration	—	(245)	—	2,855
Interest expense, net	(625)	(327)	(1,767)	(728)
Other income (expense), net	(625)	(535)	(1,748)	2,166

Income from operations before income taxes	3,177	4,950	4,805	10,648
Income tax expense	795	1,356	1,196	2,131
Net income	$2,382	$3,594	$3,609	$8,517

Net income per share:
Basic	$0.07	$0.10	$0.11	$0.24
Diluted	$0.07	$0.10	$0.11	$0.23

Weighted average basic shares outstanding	31,775	35,531	31,960	36,216
Weighted average diluted shares outstanding	32,088	36,103	32,340	36,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,609	$8,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,967	1,984
Amortization	1,402	1,078
Non-cash reserve charges	—	(91)
Stock-based compensation	2,345	1,621
Non-cash lease expense	(750)	568
Benefit for deferred income taxes	(664)	(1,473)
Change in fair value of contingent consideration	—	(2,855)
Gain on disposal of assets	(19)	(39)
Change in operating assets and liabilities:
Short-term investments	—	(114)
Accounts receivable	5,215	1,775
Prepaid and other assets	106	(826)
Accounts payable and other accrued expenses	1,161	3,312
Inventory	(4,096)	(2,071)
Deposits	—	182
Net cash provided by operating activities	10,276	11,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(362)	(630)
Purchase of short-term investments	—	(9,810)
Proceeds on sale of fixed assets	—	50
Net cash used in investing activities	(362)	(10,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(203)	(95)
Cash dividends paid	(9)	(1)
Purchase of treasury stock	(15,625)	(24,402)
Excise tax payments on net treasury stock purchases	(473)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	57,018
Proceeds from the issuance of common stock on stock-based awards	13	33
Principal payments on long-term debt	—	(10,667)
Taxes withheld and paid on equity awards	(566)	(691)
Net cash (used in) provided by financing activities	(16,863)	21,195
Net (decrease) increase in cash	(6,949)	22,373
Cash and cash equivalents at beginning of period	44,579	20,144
Cash and cash equivalents at end of period	$37,630	$42,517

Supplemental disclosure of cash flow information:
Cash (paid) received on interest, net	$(1,017)	$452
Cash paid for rent	$(3,358)	$(2,522)
Cash paid for income taxes	$(2,098)	$(3,541)
Supplemental disclosure of non-cash investing and financing activities:
Right-of use assets obtained in exchange for new operating lease liabilities	$—	$4,214
Right-of use assets obtained in exchange for new finance lease liabilities	$831	$464
Finance lease liabilities removed for cancelled leases	$(73)	$—
Lease incentive	$—	$1,400
Vesting of restricted stock awards	$—	$(3)
Excise tax accrual	$(10)	$—
Inventory transferred to property and equipment under lease	$1,494	$1,369
Capital expenditures not yet paid	$16	$101
Prepaid expenses not yet paid	$168	$—
Non-cash dividend adjustment	$(3)	$(1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2022	36,825,081	$39	$82,431	$(33,160)	$17,048	$66,358
Exercised and vested stock-based awards	66,045	—	27	—	—	27
Stock-based compensation expense	—	—	307	—	—	307
Warrants exercised	10,000	—	—	—		—
Shares of common stock withheld to pay taxes on employees’ equity awards	(22,387)	—	(422)	—	—	(422)
Purchase of treasury stock	(232,698)	—	—	(3,353)	—	(3,353)
Net income	—	—	—	—	1,569	1,569
Balance at March 31, 2023	36,646,041	$39	$82,343	$(36,513)	$18,617	$64,486
Exercised and vested stock-based awards	45,626	—	9	—	—	9
Stock-based compensation expense	—	—	660	—	—	660
Shares of common stock withheld to pay taxes on employees’ equity awards	(11,224)	(3)	(124)	—	—	(127)
Purchase of treasury stock	(666,200)	—	—	(6,115)	—	(6,115)
Net income	—	—	—	—	3,354	3,354
Balance at June 30, 2023	36,014,243	$36	$82,888	$(42,628)	$21,971	$62,267
Exercised and vested stock-based awards, net of tax	69,915	—	1	—	—	1
Stock-based compensation expense	—	—	654	—	—	654
Shares of common stock withheld to pay taxes on employees’ equity awards	(19,118)	—	(145)	—	—	(145)
Purchase of treasury stock	(1,844,216)	(2)	—	(14,932)	—	(14,934)
Escrow share lock-up adjustment	—	—	7,145	—	—	7,145
Net income	—	—	—	—	3,594	3,594
Balance at September 30, 2023	34,220,824	$34	$90,543	$(57,560)	$25,565	$58,582

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2023	32,933,776	$33	$90,878	$(71,562)	$26,780	$46,129
Exercised and vested stock-based awards	70,992	—	13	—	—	13
Stock-based compensation expense	—	—	734	—	—	734
Warrants exercised	20,000	—	—	—	—	—
Shares of common stock withheld to pay taxes on employees’ equity awards	(23,041)	—	(240)	—	—	(240)
Purchase of treasury stock	(1,121,835)	(1)	—	(13,419)	—	(13,420)
Excise tax on net treasury stock purchases	—	—	(126)	—	—	(126)
Net income	—	—	—	—	10	10
Balance at March 31, 2024	31,879,892	$32	$91,259	$(84,981)	$26,790	$33,100
Exercised and vested stock-based awards	47,071	—	—	—	—	—
Stock-based compensation expense	—	—	841	—	—	841
Shares of common stock withheld to pay taxes on employees’ equity awards	(11,342)	—	(119)	—	—	(119)
Purchase of treasury stock	(189,879)	—	—	(2,205)	—	(2,205)
Excise tax on net treasury stock purchases	—	—	(18)	—	—	(18)
Net income	—	—	—	—	1,217	1,217
Balance at June 30, 2024	31,725,742	$32	$91,963	$(87,186)	$28,007	$32,816
Exercised and vested stock-based awards	97,458	—	—	—	—	—
Stock-based compensation expense	—	—	770	—	—	770
Warrants exercised	60,000	—	3	—	—	3
Shares of common stock withheld to pay taxes on employees’ equity awards	(43,108)	—	(207)	—	—	(207)
Escrow share lock-up adjustment	—	—	9	—	—	9
Net income	—	—	—	—	2,382	2,382
Balance at September 30, 2024	31,840,092	$32	$92,538	$(87,186)	$30,389	$35,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of September 30, 2024, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation). The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the nine months ended September 30, 2024 and 2023, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2024 and the results of its operations and its cash flows for the periods presented. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company classifies investments with maturities of greater than three months but less than one year as short-term investments. Short-term investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the investments until maturity. Held-to-maturity investments are carried at amortized cost. Due to the short-term nature, the carrying amounts reported in the condensed consolidated balance sheet approximate fair value.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of disaggregated net revenues for the three and nine months ended September 30, 2024 and 2023 related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”), leases subject to ASC 842 – “Leases” (“ASC 842”), and supplies (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Device revenue
Purchased	$7,299	$7,022	$21,851	$16,444
Leased	7,559	9,833	22,952	26,098
Total device revenue	$14,858	$16,855	$44,803	$42,542
Supplies revenue	35,108	33,060	101,577	94,495
Total revenue	$49,966	$49,915	$146,380	$137,037

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1 billion. This provision is effective for tax years beginning after December 31, 2022. The IRA did not have a material impact on our reported results, cash flows, or financial position during the period ended September 30, 2024.

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

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements.” This amendment to the Codification removes references to various Concept Statements. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amendments in this update is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

The fair value of acquisition-related contingent consideration was based on a Monte Carlo model prior to December 31, 2023. See Note 6 - Business Combinations for additional details on the removal of contingent consideration during the year ended December 31, 2023. Contingent consideration was fully removed during the year ended December 31, 2023 and there was no contingent consideration during the three and nine months ended September 30, 2024. The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis prior to December 31, 2023, which were included within Level III of the fair value hierarchy for the nine months ended September 30, 2023 (in thousands):

Contingent Consideration
Balance as of December 31, 2022	$10,000
Change in fair value of contingent consideration	(2,855)
Escrow share adjustment	(7,145)
Balance as of September 30, 2023	$—

(4)   INVENTORY

The components of inventory are as follows (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$5,990	$4,601
Work-in-process	352	530
Finished goods	7,685	6,929
Inventory in transit	2,150	1,346
	16,177	13,406
Less: reserve	(469)	(300)
	$15,708	$13,106

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	September 30, 2024	December 31, 2023
Property and equipment
Office furniture and equipment	$3,006	$2,768
Assembly equipment	357	178
Vehicles	75	75
Leasehold improvements	1,845	1,174
Leased devices	1,328	796
Capital projects	155	869
	6,766	5,860
Less accumulated depreciation	(3,597)	(2,746)
	$3,169	$3,114

Total depreciation expense related to property and equipment was $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023, was $0.7 million and $0.6 million, respectively.

Total depreciation expense related to devices out on lease was $0.4 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense related to devices out on lease was $1.3 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

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

As of September 30, 2024, there was no change in the carrying amount of goodwill, and there were no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of September 30, 2024.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2023	$10,000	$(1,842)	$8,158	9.00
Amortization expense		(682)	(682)
Acquired patents at September 30, 2024	$10,000	$(2,524)	$7,476	8.23

The following table summarizes the estimated future amortization expense to be recognized over the remainder of 2024, next five fiscal years, and periods thereafter:

(In thousands)
October 1, 2024 through December 31, 2024	$229
2025	908
2026	908
2027	908
2028	911
2029	908
Thereafter	2,704
Total future amortization expense	$7,476

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share
Net income	$2,382	$3,594	$3,609	$8,517
Basic weighted average shares outstanding	31,775	35,531	31,960	36,216

Basic earnings per share	$0.07	$0.10	$0.11	$0.24

Diluted earnings per share
Net income	$2,382	$3,594	$3,609	$8,517
Weighted average shares outstanding	31,775	35,531	31,960	36,216
Effect of dilutive securities - options and restricted stock	313	572	380	650
Diluted weighted-average shares outstanding	32,088	36,103	32,340	36,866

Diluted earnings per share	$0.07	$0.10	$0.11	$0.23

For the three and nine months ended September 30, 2024, equity grants of 54,000 and 13,000 shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2023, equity grants of 92,000 and 34,000 shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For both the three and nine months ended September 30, 2024, conversion options to purchase 5.6 million shares resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive. For three and nine months ended September 30, 2023, conversion options to purchase 5.6 million and 3.0 million shares, respectively, resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive (see Note 9 – Convertible Senior Notes).

(9)   CONVERTIBLE SENIOR NOTES

In May 2023, the Company issued $52.5 million aggregate principal amount of 5.00% Convertible Senior Notes due May 15, 2026 (the “2023 Convertible Senior Notes”). In May 2023, the Company issued an additional $7.5 million aggregate principal amount of the 2023 Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option. As of December 31, 2023 and September 30, 2024, unamortized issuance costs of $2.4 million and $1.7 million, respectively, were included on the Company’s Condensed Consolidated Balance Sheets.

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

The following table summarizes the minimum interest payments over the remainder of 2024 and next two fiscal years until maturity in May 2026.

(In thousands)
2024	$1,500
2025	$3,000
2026	$1,500

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

During both the three and nine months ended September 30, 2024 and 2023 no stock option awards were granted under the 2017 Stock Plan. At September 30, 2024, the Company had 0.3 million stock options outstanding and 0.3 million exercisable under the following plans:

	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	1	1
2017 Stock Option Plan	338	338
Total	339	339

During the three and nine months ended September 30, 2024, 28,000 and 229,000 shares of restricted stock were granted under the 2017 Stock Plan, respectively. During the three and nine months ended September 30, 2023, 86,000 and 223,000 shares of restricted

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on restricted stock awards typically occur quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of Revenue	$10	$10	$27	$26
Sales and marketing expense	125	53	492	182
General, and administrative	635	591	1,826	1,413
Total stock-based compensation expense	$770	$654	$2,345	$1,621

The Company did not receive any proceeds related to option exercised during the three months ended September 30, 2024 and received proceeds of $0.1 million related to option exercises during the nine months ended September 30, 2024. The Company received proceeds of $0.1 million related to option exercises during the three and nine months ended September 30, 2023. No stock option awards were granted by the Company during either the three or nine months ended September 30, 2024 and 2023.

A summary of stock option activity under all equity compensation plans for the nine months ended September 30, 2024, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2023	349	$1.82	4.12	$3,163
Granted	—	—	—	—
Forfeited	(3)	3.14	—	—
Exercised	(7)	2.46	—	—
Outstanding and exercisable at September 30, 2024	339	$1.79	3.38	$2,156

A summary of restricted stock award activity under all equity compensation plans for the nine months ended September 30, 2024, is presented below:

	Number of
	Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Outstanding at December 31, 2023	502	$10.73
Granted	229	10.66
Forfeited	(14)	10.03
Vested	(209)	11.37
Outstanding at September 30, 2024	508	$10.46

As of September 30, 2024, the Company had approximately $4.3 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.5 years.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 29, 2024, the Company announced that its board of directors had approved a repurchase program of up to $20.0 million of the Company’s common stock beginning on March 4, 2024, and continuing through the earlier of March 4, 2025, or when all $20.0 million worth of shares have been repurchased. From the inception of the plan through September 30, 2024, the Company purchased 423,894 shares of its common stock for $5.2 million or an average price of $12.29 per share. During the quarter ended September 30, 2024, the Company did not purchase any shares of its common stock.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of stock warrant activity for the nine months ended September 30, 2024 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding and exercisable at December 31, 2023	80	$2.43	0.76	$677
Granted	—	—
Exercised	(58)	2.42
Forfeited(1)	(22)	2.45
Outstanding and exercisable at September 30, 2024	—	$—	—	$—

(1)Warrants were exercised under a net exercise provision in the warrant agreement. As a result, approximately 22,000 warrants were forfeited in lieu of cash payment for shares during the nine months ended September 30, 2024.

(12)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits or expense from the tax impact of restricted stock vestings, true ups related to the filed tax return and changes in the fair value of contingent consideration. For both the three and nine months ended September 30, 2024 discrete items adjusted were $0.2 million were related to the tax impact of restricted stock vestings. For the three and nine months ended September 30, 2023 discrete items adjusted were $1.1 million and ($2.1) million, respectively and were primarily related to changes in fair value of contingent consideration. At September 30, 2024 and 2023, the Company is estimating an annual effective tax rate of approximately 24% and 25%, respectively. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 25% and 20% for the nine months ended September 30, 2024 and 2023, respectively. The increase in in the Company’s effective tax rate for the nine months ended September 30, 2024, compared to the same period in 2023, primarily relates to the tax impact of discrete items, in particular, the change in fair value of contingent consideration recorded in the nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of approximately $0.8 million and $1.2 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded an income tax expense of $1.4 million and $2.1 million, respectively.

Taxes of $2.1 million and $3.5 million were paid during the nine months ended September 30, 2024 and 2023, respectively.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.83% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 2.91% which was used to measure its finance lease liability. The weighted average remaining lease term was 3.60 years and 4.40 years for operating and finance leases, respectively, as of September 30, 2024.

As of September 30, 2024, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
October 1, 2024 through December 31, 2024	$1,153	$51
2025	4,632	336
2026	4,428	312
2027	4,237	264
2028	2,172	264
Thereafter	—	121
Total undiscounted future minimum lease payments	$16,622	$1,348
Less: difference between undiscounted lease payments and discounted lease liabilities:	(1,468)	(141)
Total lease liabilities	$15,154	$1,207

The components of lease expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating lease expense
Cost of revenue - devices and supplies	$94	$89	$284	$275
General and administrative	563	571	1,715	1,978
Sales and marketing expense	221	229	656	878
Total operating lease expense	$878	$889	$2,655	$3,131

Finance lease expense
Total amortization of leased assets	$54	$37	$149	$96
Interest on lease liabilities	8	5	17	19
Total finance lease expense	$62	$42	$166	$115

(14)   CONCENTRATIONS

For the three months ended September 30, 2024, the Company sourced approximately 57% of the supplies for its electrotherapy products from four significant vendors. For the same period in 2023, the Company sourced approximately 57% of the supplies for its electrotherapy products from four significant vendors. Significant vendors provided at least 10% of the total value spent on the Company’s electrotherapy products during the period.

For the nine months ended September 30, 2024, the Company sourced approximately 56% of supplies for its electrotherapy products from four significant vendors. For the same period in 2023, the Company sourced approximately 47% of supplies for its electrotherapy products from four significant vendors.

At both September 30, 2024 and December 31, 2023, the Company had no gross receivables from any third-party payers that made up over 10% of the net accounts receivable balance.

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

(16)   SUBSEQUENT EVENTS

There were no subsequent events identified through October 24, 2024.

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

The information and financial data discussed below is derived from our condensed consolidated financial statements for the quarterly period ended September 30, 2024, and 2023. The condensed consolidated financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Quarterly Report on Form 10-Q and with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Form 10-K and subsequently filed reports, which have previously been filed with the SEC.

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of September 30, 2024, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which were incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

RESULTS OF OPERATIONS

Summary

Net revenue was $50.0 million and $49.9 million for the three months ended September 30, 2024 and 2023, respectively, and $146.4 million and $137.0 million for the nine months ended September 30, 2024 and 2023, respectively. Net revenue increased $0.1 million for the three months ended September 30, 2024 from the same period in 2023. For the nine months ended September 30, 2024, net revenue increased 7% or $9.3 million compared to the same period in 2023. For the three and nine months ended September 30, 2024, device orders increased 13% and 18%, respectively, from the same periods in 2023. Net income was $2.4 million for the three months ended September 30, 2024 compared with $3.6 million during the same period in 2023. Net income was $3.6 million for the nine months ended September 30, 2024 compared with $8.5 million during the same period in 2023. Cash provided by operating activities was $10.3 million during the nine months ended September 30, 2024 compared with $11.6 million during the same period in 2023. Working capital was $58.5 million and $69.3 million as of September 30, 2024 and December 31, 2023, respectively.

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

Net revenue increased $0.1 million to $50.0 million for the three months ended September 30, 2024, from $49.9 million for the same period in 2023. Net revenue increased $9.3 million or 7% to $146.4 million for the nine months ended September 30, 2024 from $137.0 million for the same period in 2023. For both the three and nine months ended September 30, 2024, the growth in net revenue from the same periods in 2023 is primarily related to a 13% and 18% growth in device orders, respectively, which resulted from a larger customer base and led to increased sales of consumable supplies.

Device Revenue

Device revenue is related to the sale or lease of our products. Device revenue decreased $2.0 million or 12% to $14.9 million for the three months ended September 30, 2024, from $16.9 million for the same period in 2023.

The decrease in device revenue during the three months ended September 30, 2024 compared to the same period in 2023 is related to a decreased headcount in the sales force and subsequently lower order growth rates, and an increase in distributed products which carry a lower average selling price. The items noted above were partially offset by a 13% increase in device orders during the three months ended September 30, 2024.

Device revenue increased $2.3 million or 5% to $44.8 million for the nine months ended September 30, 2024, from $42.5 million for the same period in 2023.

For the nine months ended September 30, 2024, the growth in device revenue from the same period in 2023 is primarily related to an 18% growth in device orders, partially offset by decreased headcount in the sales force and subsequently lower order growth rates, and an increase in distributed products which carry a lower average selling price.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue increased $2.0 million or 6% to $35.1 million for the three months ended September 30, 2024, from $33.1 million for the same period in 2023.

Supplies revenue increased $7.1 million or 7% to $101.6 million for the nine months ended September 30, 2024, from $94.5 million for the same period in 2023.

The increase in supplies revenue is primarily related to an increased customer base from increased device orders in 2023 and 2024.

Operating Expenses

Cost of Revenue – Devices and Supplies

Cost of revenue – devices and supplies consist primarily of device and supply costs, facilities, operations labor, overhead, shipping, and depreciation. Cost of revenue for the three months ended September 30, 2024 increased $0.6 million or 7% to $10.2 million from $9.6 million from the same period in 2023. As a percentage of revenue, cost of revenue – devices and supplies increased to 20% from 19% for the three months ended September 30, 2024 and 2023, respectively.

Cost of revenue for the nine months ended September 30, 2024 increased $1.4 million or 5% to $29.4 million from $28.1 million for the same period in 2023. As a percentage of revenue, cost of revenue – device and supply decreased to 20% from 21% for the nine months ended September 30, 2024 and 2023.

The increase in cost of revenue – device and supply in the three and nine months ended September 30, 2024 and 2023 is due to the increased volumes related to increased revenue.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee-related costs, including commissions and other direct costs associated with these personnel including travel expenses, marketing, and related expenses.

Sales and marketing expense for the three months ended September 30, 2024 decreased $1.4 million or 6% to $20.7 million from $22.1 million for the same period in 2023. The decrease in sales and marketing expense is primarily due to decreased headcount in the sales force, partially offset by increased commissions from increased orders. As a percentage of revenue, sales and marketing expense decreased to 41% from 44% for the three months ended September 30, 2024 and 2023, respectively, primarily due to the items noted above, partially offset by increased revenue.

Sales and marketing expense for the nine months ended September 30, 2024 increased $2.3 million or 4% to $67.3 million from $65.0 million for the same period in 2023. The increase in sales and marketing expense is primarily due to increased commission pay from increased orders, and increased head count in the sales operations department. As a percentage of revenue, sales and marketing expense decreased to 46% from 47% for the nine months ended September 30, 2024 and 2023, respectively. The decrease as a percentage of revenue is primarily due to the increase in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities, travel expenses, professional fees, depreciation, and amortization. General and administrative expense for the three months ended September 30, 2024 increased $2.5 million or 20% to $15.3 million from $12.7 million for the same period in 2023. As a percentage of revenue, general and administrative expense increased to 31% for the three months ended September 30, 2024 from 26% for the same period in 2023.

General and administrative expense for the nine months ended September 30, 2024 increased $7.6 million or 21% to $43.1 million from $35.5 million for the same period in 2023. As a percentage of revenue, general and administrative expense increased to 29% for the nine months ended September 30, 2024 from 26% for the same period in 2023. The increase in general and administrative expense for the three and nine months ended September 30, 2024 compared to the same periods in 2023 are primarily due to increased professional fees related to additional external resources, increased research and development expenses at ZMS, increased compensation and benefit expense related to headcount growth within the reimbursement departments, and increased orders.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 25% for both the three and nine months ended September 30, 2024. Discrete items adjusted, primarily related to the tax impact of restricted stock vestings, were $0.2 million for both the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, discrete items adjusted were $1.1 million and ($2.1) million, respectively, which were primarily related to changes in fair value of contingent consideration. The Company recorded income tax expense of $0.8 million and $1.2 million for the three and nine months ended September 30, 2024, respectively. The Company recorded income tax expense of $1.4 million and $2.1 million for the three and nine months ended September 30, 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At September 30, 2024, our principal source of liquidity was $37.6 million in cash and cash equivalents and $21.6 million in accounts receivable.

Net cash provided by operating activities for the nine months ended September 30, 2024 was $10.3 million compared with net cash provided by operating activities of $11.6 million for the nine months ended September 30, 2023. The decrease in our cash provided by operating activities for the nine months ended September 30, 2024 was primarily due to decreased profitability and increased inventory, partially offset by increased cash collections, which resulted in a decrease in the receivables balance.

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $0.4 million and $10.4 million, respectively. Cash used in investing activities for the nine months ended September 30, 2024 was primarily related to the purchases of property and equipment related to the build out of our facility in Englewood for the operations of ZMS. Cash used in investing activities for the nine months ended September 30, 2023 was primarily related to the build out of our facility for the operations of ZMS and the purchase of short-term investments.

Net cash used in financing activities for the nine months ended September 30, 2024 was $16.9 million compared with net cash provided by financing activities of $21.2 million for the same period in 2023. Net cash used in financing activities for the nine months ended September 30, 2024 was primarily due to purchases of $15.6 million in treasury stock. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to the proceeds from the issuance of the 2023 Convertible Senior Notes of $57.0 million, which was partially offset by purchases of treasury stock of $24.4 million, and principal payments on long-term debt totaling $10.7 million.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at September 30, 2024 of $37.6 million;
●	Our working capital balance of $58.5 million;
●	Our projected income and cash flows for the next 12 months.

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

Although the World Health Organization declared an end to the COVID-19 pandemic on May 5, 2023, we continue to actively monitor the impact of COVID-19. While the Company did not incur significant disruptions to its operations during the three and nine months ended September 30, 2024 from COVID-19, the full extent of COVID-19 on our operations and the markets we serve remains uncertain and will depend largely on future developments related to COVID-19, including infection rates increasing or returning in various geographic areas, variations of COVID-19, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. Future developments regarding COVID-19 and its effects cannot be accurately predicted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of September 30, 2024. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

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

It was determined that as of December 31, 2023, the Company's primary change management controls were not designed and implemented effectively to ensure IT program and data changes affecting the Company’s financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Other Information Technology General Controls (“ITCGs”), automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted;

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

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling our products or engaging in other activities.

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

During the quarter ended September 30, 2024, the Company did not repurchase any shares of its common stock. As of September 30, 2024, the Company had $14.8 million remaining under the repurchase program that may be used to repurchase outstanding shares of common stock in the future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

c) Insider Trading Arrangements

Trading Plans

During the three months ended September 30, 2024, two officers of the Company adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On July 31, 2024, Thomas Sandgaard, the Chief Executive Officer and Director of the Company, entered into a 10b5-1 sales plan (the “Sandgaard 10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sandgaard 10b-5 Sales Plan provides for the sale of up to 500,000 shares of common stock beginning on October 30, 2024 and will remain in effect until the earlier of (1) October 30, 2025; or (2) the date on which an aggregate of 500,000 shares of common stock have been sold under the Sandgaard 10b-5 Sales Plan.

On July 31, 2024, Daniel Moorhead, the Chief Financial Officer of the Company, entered into a 10b5-1 sales plan (the “Moorhead 10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Moorhead 10b-5 Sales Plan provides for the sale of up to 50,000 shares of common stock beginning November 1, 2024 and will remain in effect until the earlier of (1) March 15, 2025; or (2) the date on which an aggregate of 50,000 shares of common stock have been sold under the Moorehead 10b-5 Sales Plan.

No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: October 24, 2024	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)