Form 10-K
period 2024-12-31
ZYNEX INC
filed 2025-03-11
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by the Nasdaq Stock Market on such date was approximately $143.4 million.

As of February 28, 2025, 42,217,888 shares of common stock are issued and 31,912,487 shares are outstanding.

Documents incorporated by reference:

Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZYNEX, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

Substantially all of the Company’s consolidated revenue in 2024 and 2023 is attributable to ZMI. Our headquarters are located in Englewood, Colorado.

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

ZMI distributes private labeled rehabilitation products such as back, knee and wrist braces, cervical and lumbar traction, and hot/cold therapy (“Private Labeled Rehabilitation Products”). These complement our pain management products and are critical for physicians and therapists. These products require a prescription and are covered by most insurance plans and Medicare.

ZMI designs, manufactures, and markets the NeuroMove product. The NeuroMove contains electromyography and electric stimulation technology that is primarily used for stroke, spinal cord injury (“SCI”) and traumatic brain injury (“TBI”) rehabilitation by reaching parts of the brain to re-connect with muscles, also known as neuroplasticity. The NeuroMove product is primarily marketed to medical clinics. Zynex did not have material sales of this product in 2024 or 2023.

ZMI also designs, manufactures, and markets the InWave product, an in-home electrical stimulation device used to treat female urinary incontinence. The device requires a prescription and is covered by most insurance plans and Medicare. Zynex did not have material sales of this product in 2024 or 2023.

ZMI designs, manufactures and markets the M-Wave product, which was cleared by the FDA in February 2024. The M-Wave is a user-friendly NMES device designed for muscle stimulation and re-education. M-Wave is a fully programmable, compact, battery-powered device with adjustable treatment timer, compliance meter, biphasic or monophasic waveforms, and exceptional safety features. The M-Wave is marketed to physicians and therapists and requires consumable supplies, electrodes and batteries, for use. The Company does not anticipate a material financial impact of the M-Wave on the Company’s consolidated financial statements.

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

The Zynex Fluid Monitoring System has been tested in several Institutional Review Board (“IRB”) approved clinical studies, both in well-controlled healthy volunteer settings as well as in clinical use environments. In 2024, devices were placed in healthy volunteer studies at national blood donation centers in order to evaluate the specific changes in the measured parameters as well as the device’s patented Relative Index (“RI”) during minor blood loss.

We have built a number of commercial devices in pilot production and continue to refine the algorithms for the patented Relative Index. We have received two U.S. utility patents for this unique application, the first in the fourth quarter of 2018 and the second in the first quarter of 2021, and we believe this product could serve a currently unmet need in the market to enable safer surgeries and safer monitoring of patients during recovery.

On December 22, 2021, ZMS acquired Kestrel Labs Inc. (“Kestrel”), which had two pulse-oximeter products in development and multiple patents. In early 2022, the integration of Kestrel and its pulse oximetry products into the ZMS organization was completed. Pulse oximetry is a commonly used noninvasive monitoring method for estimation of oxygen saturation in arterial blood. The inaccuracies of traditional Light Emitting Diode (“LED”) based pulse oximeters have recently been highlighted specific to skin pigmentation bias and the inability to accurately measure blood oxygen levels in the presence of other conditions such as in cases of carbon monoxide poisoning or methemoglobinemia. ZMS’ investigational laser-based products are designed to address these inaccuracies and include the novel NiCO™ CO-Oximeter, and HemeOx™, a total hemoglobin oximeter that is designed to enable continuous noninvasive arterial blood monitoring. NiCO is anticipated to be submitted to the FDA for clearance in Q1 2025. NiCO is currently undergoing Institutional Review Board (“IRB”) approved clinical studies on human subjects to measure hypoxemia. Enrollments at the University of California, San Francisco and the initial phase of a healthy volunteer study at Duke Univeristy have been completed. The completed enrollments at Duke will be submitted as part of the 510(k) submission for NiCO. Ongoing enrollments at Duke will be used for future development.

As ZMS’ products are still in development, ZMS did not produce any revenue for the years ending December 31, 2024 and 2023.

In addition to the fluid volume monitor, ZMS filed for a provisional patent for a non-invasive sepsis monitor in December 2020 and an updated utility patent, which was filed in December 2021.

SALES AND GROWTH STRATEGIES

To date, ZMI accounts for substantially all of our revenue and profit. We are focused on expanding our sales force to address what we believe is an untapped market for electrotherapy products and pain management. As of December 31, 2024, we had approximately 350 field sales representatives on staff or in the hiring process. We continue to hire field sales representatives, focusing on the quality of each candidate with the goal of increasing performance management standards for our sales force as a whole.

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

We sell through a direct sales force in the United States. Our field sales representatives are engaged to sell in predefined geographic markets and are compensated with a base salary plus incentive compensation aligned to corporate objectives. Our efforts to date have been focused on the United States market.

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

Private Labeled Rehabilitation Products

In addition to our own products, we offer our suite of Private Labeled Rehabilitation Products, through our sales force, a number of private labeled supplies and complementary products from other manufacturers. Customarily, there are no formal contracts between vendors in the durable medical equipment industry. Replacement products and components are easily found, either from our own products or other manufacturers, and purchases are made by purchase order.

Products We currently market and sell Zynex-manufactured products and distribute private labeled rehabilitation products and supplies for Zynex products, as indicated below:
Product Name	Description

Zynex Medical Products

NexWave	Dual channel, multi-modality IFC, TENS, NMES device

NeuroMove	Electromyography (EMG) — triggered electrical stimulation device

InWave	Electrical stimulation for treatment of female urinary incontinence

E-Wave M-Wave	NMES device NMES device - cleared by FDA in February 2024

Private Labeled Supplies

Electrodes	Supplies, re-usable for delivery of electrical current to the body

Batteries	Supplies, for use in electrotherapy products

Private Labeled Rehabilitation Products

Comfortrac/Saunders	Cervical traction

JetStream/Pain Management Technologies	Hot/cold therapy

LSO Back Braces	Lumbar support

Bracing (Knee and Wrist)	Rehabilitation brace support

Dynacomp	Cold compression therapy

Zynex Monitoring Solutions Products (Products in Development, Not Yet Available for Sale)

CM-1500	Zynex Fluid Monitoring System – cleared by FDA in February 2020

CM-1600	Zynex Wireless Fluid Monitoring System – cleared by FDA in June 2023

NiCO CO-Oximeter	Laser-based Noninvasive CO-Oximeter (Not yet FDA cleared)

HemeOx tHb Oximeter	Laser-based Total Hemoglobin Pulse Oximeter (Not yet FDA cleared)

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

Sales of NeuroMove did not generate material revenue for the years ended December 31, 2024 and 2023.

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

The NiCO™ Noninvasive CO-Oximeter, the first laser photoplethysmographic patient monitoring technology, is designed to noninvasively measure and monitor four crucial species of hemoglobin with unprecedented accuracy.

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

The NiCO™ Noninvasive CO-Oximeter and the HemeOx™ Total Hemoglobin Pulse Oximeter have not yet been cleared by the FDA.

MARKETS

Zynex Medical, Inc. (ZMI):

To date, the majority of our revenue has been generated by our ZMI electrotherapy products, private labeled supplies, and private labeled rehabilitation products. Thus, we primarily compete in the home electrotherapy market for pain management and rehabilitation. We estimate the annual domestic market for home electrotherapy and rehabilitation products at approximately $500 million to $1 billion. During 2024 and 2023, we maintained our sales force of approximately 350-450 direct sales representatives to address what we believe is an underserved electrotherapy market. The current opioid epidemic has been declared a health emergency, and we are uniquely positioned to help reduce the number of opioids prescribed for treatment of chronic and acute pain symptoms. We are committed to providing healthcare professionals with alternatives to traditional opioid-based treatment programs with our prescription-strength products which have no side effects. This has never been more necessary than it is today considering the staggering statistics.

●	Pain impacts the lives of more Americans than diabetes, heart disease, and cancer combined.
●	Pain is the leading cause of disability, and seeking treatment for chronic or acute pain is the most common reason American’s seek health care. Approximately 50 million Americans suffer from chronic pain.
●	Nearly 20 million Americans experienced high-impact chronic pain, defined as “limiting life or work activities on most days or every day in the past 3 months”.
●	If pharmaceuticals such as opioids continue to be used as the first line of defense, America will continue to see a rise in opioid misuse, addiction, and drug-related deaths.

Key characteristics of our electrotherapy and rehabilitation market are:

●	Collection cycles of initial payment from insurance carriers can range from less than 30 days to many months and considerably longer for many attorney, personal injury, and workers’ compensation cases. Such delayed payment can negatively impact our cash flow and can slow our growth or strain our liquidity. Collections are also impacted by whether effective billing submissions are made by our billing and collections department to the third-party payers.
●	Prior to payment, third-party payers often make or take significant payment adjustments or discounts. This can also lead to denials and billing disputes with third-party payers.

●	The majority of our revenue is generated by the sale of medical devices and recurring patient supplies from our electrotherapy products sold through ZMI. We are reliant on third-party payer reimbursement.

Zynex Monitoring Solutions (ZMS):

ZMS is focused on developing products within the non-invasive multi-parameter patient-monitoring marketplace. ZMS is currently focusing on its laser pulse oximetry and total hemoglobin products acquired in its acquisition of Kestrel Labs. We believe our products, once released into the marketplace (of which there can be no guarantee), will compete against multiple competitors, ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited range of products. ZMS has not generated any revenue to date.

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

RESOURCES

Manufacturing and Product Assembly

Our manufacturing and product assembly strategy consists of the following elements:

●	Compliance with relevant legal and regulatory requirements.
●	Use of contract manufacturers as needed, thereby allowing us to quickly respond to changes in volume and avoid large capital investments for assembly and manufacturing equipment of certain product components. We believe there is a large pool of highly qualified contract manufacturers, domestically and internationally, for the type of manufacturing assistance needed for our manufactured devices.
●	Utilization of in-house final assembly and test capabilities.
●	Development of proprietary software and hardware for all products in-house.
●	Testing all units in a real-world, in-house environment to help ensure the highest possible quality and patient safety while reducing the cost of warranty repairs.

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

Zynex has received two U.S. utility patents, as well as a utility patent in Europe, for our fluid monitoring system. The acquisition of Kestrel Labs, Inc. included an intellectual property portfolio surrounding the acquired laser photoplethysmographic technology. This expands both the size and scope of Zynex’s intellectual property portfolio to include key aspects of the exciting pulse oximetry market. Additional patents for photoplethysmographic technology were filed in 2023 and 2024. Zynex also received issued trademarks for NiCO™ and HemeOx™ by the US Patent Trade Office (“USPTO”) in 2023.

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

Research and Development

Research and Development costs are expensed when incurred. During 2024 and 2023, we incurred approximately $12.0 million and $9.2 million in operating expenses, respectively, related to our ZMS operations. During 2024 and 2023, approximately $9.2 million and $7.7 million of operating expenses, respectively, required capitalization under Section 174 - “Amortization of Research and Experimental Expenditures” tax treatment.

HUMAN CAPITAL

As of December 31, 2024, we employed approximately 1,000 full time employees.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the impact of health and safety concerns, including SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2) pandemic (such as COVID-19) and various variants, as well as military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and Israel and Palestine) that can cause exacerbated volatility and disruptions to various aspects of the global economy, and other disruptions to global supply chains. Each of these events has caused or may continue to result in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, whether due to inflationary pressures or otherwise, could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payers or our collaborators. Any of the foregoing could harm our business, and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In some cases, our delivered product may not be covered pursuant to a policy statement of a third-party payer, despite a payment history with the third-party payer and benefits to the patients. A third-party payer may seek repayment of amounts previously paid for covered products. We maintain an allowance for provider discounts and amounts intended to cover legitimate requests for repayment. Failure to adequately identify and provide for amounts for resolution of repayment demands in our allowance for provider discounts could have a material adverse effect on our results of operations and cash flows. For government healthcare programs, if we identify a deficiency in prior claims or practices, we may be required to repay amounts previously reimbursed to us by government healthcare programs, which could impact our reported revenues.

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

As a result of our participation in the Medicaid program and our registration in the Medicare program, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private payers also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Moreover, an adverse review or audit could result in:

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

In the United States, our products are prescribed by physicians for their patients. Based on the prescription, which we consider an order, we submit a claim for payment directly to third-party payers such as private commercial insurance carriers, government payers, and others as appropriate, and the third-party payer reimburses us directly. Practices and policies around payment of the claims we submit can vary over time, which could impact our results of operations from quarter to quarter. Federal and state statutes, rules, or other regulatory measures that restrict coverage of our products or reimbursement rates could have an adverse effect on our ability to sell or rent our products or cause physical therapists and physicians to dispense and prescribe alternative, lower-cost products, which could negatively affect our revenues.

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

We are subject to a variety of tax laws and regulations in the jurisdictions in which we do business. Maintaining compliance with these laws can increase our cost of doing business, and failure to comply could result in audits or the imposition of fines or penalties. Further, our future effective tax rates in any of these jurisdictions could be affected, positively or negatively, by changing tax priorities, changes in statutory rates, or changes in tax laws or the interpretation thereof. The most significant recent example of this is the impact of the U.S Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which was enacted on December 22, 2017. These changes significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs, among other things. The Company has implemented the Tax Act and does not expect any significant changes related to the Tax Act at this time.

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

The Patient Protection and Affordable Care Act of 2010 has had an impact on our business, which may be in part beneficial and in part detrimental.

In March 2010, broad federal healthcare reform legislation was enacted in the United States. This legislation did not become effective immediately in total and may be modified prior to the effective date of some provisions. This legislation has had an impact on our business in a variety of ways including increased number of Medicaid recipients, increased number of individuals with commercial insurance, additional audits conducted by public health insurance plans such as Medicaid and Medicare, changes to the rules that govern employer group health insurance, and other factors that influence the acquisition and use of health insurance from private and public payers. This legislation has resulted in a change in reimbursement for certain durable medical equipment. We believe the new healthcare legislation and these changes to reimbursement have caused uncertainty with prescribers, which we believe contributed to our drop in orders and revenue during 2013 and 2014 and the lack of any significant increase in 2015. Orders and revenue increased in 2016 through 2024; however, we are currently unable to determine whether such trend will continue in future periods or whether the healthcare reform legislation will have other adverse consequences to our business and results of operations. To the extent prescribers write fewer prescriptions for our products or there is an adverse change to insurance reimbursement for our products, due to the new law or otherwise, our revenue and profitability will be materially adversely affected.

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

Healthcare Fraud and Abuse

Our operations may be subject to federal and state healthcare laws and regulations including fraud and abuse laws, such as anti-kickback and false claims laws, data privacy and security laws and transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals.

The federal Anti-Kickback Law prohibits unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The federal Anti-Kickback Law is subject to evolving interpretations. For example, the government has enforced the federal Anti-Kickback Law to reach large settlements with healthcare companies based on, among other things, inappropriate consultant arrangements with physicians or questionable joint venture arrangements. The majority of states also have anti-kickback laws, which establish similar prohibitions that may apply to items or services reimbursed by any third-party payer, including commercial insurers. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Health Care Reform Law, among other things, amended the intent requirement of the federal Anti-Kickback Law and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Health Care Reform Law provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act and certain criminal healthcare fraud statutes.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government is using the civil False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices and has obtained multi-million and multi-billion dollar settlements in addition to individual criminal convictions. In addition, off-label promotion has been pursued as a violation of the federal False Claims Act. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although physicians are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their independent medical judgment, we are prohibited from promoting products for such off-label uses. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

Additionally, the majority of states in which we market our products have similar fraud and abuse laws, such as anti-kickback, false claims, anti-fee splitting and self-referral laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and violations may result in substantial civil, criminal and administrative penalties.

The Health Care Reform Law also included the federal Physician Payments Sunshine Act, which requires device manufacturers for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to disclose annually to CMS any “transfer of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other licensed health care practitioners, and teaching hospitals. Such information is now made publicly available in a searchable format, and device manufacturers are now required to report and disclose any investment interests held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Additionally, the commercial compliance environment is continually evolving in the healthcare industry, and some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare providers. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Our business operations may also be subject to certain federal and state laws regarding the use and disclosure of individually identifiable health information, such as the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, which impose obligations on certain entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

To enforce compliance with the federal laws, the U.S. Department of Justice, or DOJ, has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to an unprecedented level of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, the company may be required to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement.

The U.S. and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased U.S. government oversight and enforcement of the Foreign Corrupt Practices Act. Whenever a governmental authority concludes that we are not in compliance with applicable laws or regulations, that authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, inform other agencies of ongoing or findings of investigations, enjoin future violations and assess civil penalties against us or our officers or employees and can recommend criminal prosecution. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of devices we distribute.

If a governmental authority were to conclude that we are not in compliance with applicable fraud and abuse laws and regulations, we and our officers and employees could be subject to severe penalties including, for example, civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations, any of which could adversely affect our ability to operate our business and the results of our operations.

It is uncertain whether and how future legislation could affect prospects for our products or what actions federal, state or private payers for health care treatment and services may take in response to any such health care reform proposals or legislation.

Claims made against us from time to time can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand.

As a company with expanding operations, we increasingly face the risk of litigation and other claims against us. We have no such claims at present. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, landlord-tenant disputes, intellectual property issues, product-oriented allegations and slip and fall claims. These claims can raise complex factual and legal issues that are subject to risks and uncertainties and could require significant management time. Litigation and other claims against us could result in unexpected expenses and liabilities, which could materially affect our operations and our reputation.

In addition, the medical device industry is characterized by extensive litigation and, from time to time, we are the subject of various claims. Regardless of the outcome, such claims are expensive to defend and divert management and operating personnel from other business issues. A successful claim or claims against us could result in payment of significant monetary damages and/or injunctive relief.

Litigation with customers, payers, employees and others could harm our reputation and impact operating results.

In the ordinary course of business, we may be involved in lawsuits and regulatory actions with customers, payers, employees and others. These actions may involve claims for, among other things, compensation for alleged personal injury and product liability claims. Additionally, we may be subject to employment-related claims alleging discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. We are susceptible to claims filed by customers alleging responsibility for breaches of contract or from product defects, and we are also subject to lawsuits filed by patent holders alleging patent infringement. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management’s attention from core business operations and impact operating results, particularly if a lawsuit results in an unfavorable outcome, or could harm the Company’s reputation with customers, employees, investors and others.

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

Because our sales are dependent on prescriptions from physicians, if any of these or other factors result in fewer prescriptions for our products being written, we will have reduced revenues and may not be able to fully fund our operations. Although we experienced an increase in orders for our ZMI products during 2024 and 2023 compared to prior years, we can make no assurances that demand for our products will not decline in future periods.

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

If we need to replace manufacturers, our expenses and cost of goods could increase, resulting in lower profit margins.

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

We are a relatively small company. Consequently, compared to larger companies, sales fluctuations could have a greater impact on our revenue and profitability on a quarter-to-quarter and year-to-year basis, and delays in patient orders could cause our operating results to vary significantly from quarter-to-quarter and year-to-year. In addition, as a small company we have limited staff and are heavily reliant on certain key personnel to operate our business. If a key employee were to leave the company, it could have a material impact on our business and our results of operations, as we might not have sufficient depth in our staffing to fill the role that was previously being performed. A delay in filling the vacated position could put a strain on existing personnel, result in a failure to satisfy our contractual obligations, or to effectively implement our internal controls, which could materially harm our business.

If we are unable to retain the services of Mr. Sandgaard or if we are unable to successfully recruit qualified managerial and sales personnel, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. Thomas Sandgaard, our Chief Executive Officer, Founder, and beneficial owner of approximately 50% of our outstanding stock as of February 28, 2025. Loss of the services of Mr. Sandgaard could have a material adverse effect on our growth, revenues, and prospective business. There is currently no employment agreement with Mr. Sandgaard. We do not maintain key-man insurance on the life of Mr. Sandgaard. In addition, to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and sales personnel. Competition for qualified individuals is intense. Various factors, such as marketability of our products, our reputation, our liquidity, and sales commission structure can affect our ability to find, attract, or retain sales personnel. There can be no assurance that we will be able to find and attract qualified new employees and sales representatives and retain existing employees and sales representatives.

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

Other federal and state laws restrict the use and protect the privacy and security of personally identifiable information are, in many cases, are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business. There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), which amendments went into effect on January 1, 2023. The CCPA creates specific obligations with respect to processing and storing personal information, and the CPRA amendments created a new state agency that is vested with authority to implement and enforce the CCPA. Additionally, a similar law went into effect in Virginia on January 1, 2023, and further US-state comprehensive privacy laws are set to go into effect throughout 2023, including laws in Colorado, Connecticut, and Utah. These laws are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA. However, we cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the U.S. A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

We have identified material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal controls over financial reporting as of December 31, 2024 and 2023, related to information technology general controls (“ITGCs”) that were not designed and operating effectively to IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Also as of December 31, 2023, we identified a material weakness in our communications with our independent auditors as it relates to open or pending financial statement adjustments and the timing of decisions to take write-offs. Although the material weaknesses identified above did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to previously released financial results, our management concluded that these control weakness constitute a material weakness and that our internal control was not effective as of December 31, 2024.

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

Conversion of our 5% convertible senior notes into common stock may dilute the ownership interests of existing stockholders or may otherwise depress the price of our common stock.

If it were to occur, the conversion of our 5% convertible senior notes issued in May 2023 would dilute the ownership interests of existing stockholders to the extent we deliver shares of common stock upon conversion of such notes. Any sales in the public market of such shares could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible senior notes and the anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

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

We have processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We monitor issues that are internally discovered or externally reported that may affect our systems, and have processes to assess those issues for potential cybersecurity impact or risk.

We conduct periodic assessments and testing of our policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The results of such assessments, audits, and reviews are evaluated by management, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

We are establishing incident response, business continuity, and disaster recovery plans designed to more formally address our response to a cybersecurity incident.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct basic security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the System and Organization Controls (SOC) reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties. Additionally, the Company leverages a number of third-party tools and technologies as part of its efforts to enhance cybersecurity functions, such as a managed security service provider to augment the Company’s incident response team, an endpoint detection and response system for continuous monitoring, detection, and response capabilities, and a security information and event management solution to automate real-time threat detection, investigation, and prioritization of high-fidelity alerts.

Governance

Our board of directors is responsible for overseeing our risk management program and cybersecurity is an element of this program. Our cybersecurity risk assessment and management efforts are led by our Director of Information Technology, who is responsible for implementing and overseeing processes for the monitoring of our information systems. This includes responsibility for the deployment of cybersecurity measures and system audits to identify potential cybersecurity vulnerabilities. Our Director of Information Technology reports directly to our COO.

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

In April 2021, the Company signed a sublease for our corporate headquarters in Englewood, Colorado beginning in May 2021 for up to approximately 110,754 square feet. This lease runs through April 2028.

The Company entered into a lease agreement for a warehouse and production facility with approximately 50,488 square feet in September 2020. The lease continues through June 2026 with an option for a five-year extension through June 2031.

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

ITEM 3. LEGAL PROCEEDINGS

Travelers

On August 23, 2023, Travelers Casualty Insurance Company of America and its affiliated entities (“Travelers”), on behalf of the People of the State of California, filed a complaint under seal in California Superior Court, County of Los Angeles against ZMI. The complaint, which was unsealed on December 16, 2024, alleged violations of the California Insurance Frauds Prevention Act (“IFPA”) for alleged false billing practices for claims submitted to Travelers in California. Travelers sought civil penalties and assessments on behalf of Travelers and the People of the State of California under the IFPA. ZMI disputed liability under the IFPA. Effective August 29, 2024, ZMI and Travelers entered into two settlement agreements for the collective amount of $1 million to resolve the claims asserted by Travelers in the IFPA action and for threatened claims for bills submitted to Travelers outside California. In addition to obtaining a broad release of liability from Travelers and avoiding the substantial cost of further litigation, the settlement agreements also provide a billing protocol for all future claims submitted to Travelers. At the time of the settlement agreements, the Company could not estimate the likelihood of a particular outcome or probable cost resulting from the action because the State of California had not intervened in the action, participated in settlement discussions, or consented to settlement or dismissal. On or about November 4, 2024, Travelers informed ZMI the State of California would not object to settlement and dismissal. On December 13, 2024, the action was dismissed with prejudice and the settlement payment was made to Travelers on December 19, 2024.

Other Legal Proceedings

We are not a party to any other material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the Company’s executive officers.

Name	Age	Title and Business Experience
Thomas Sandgaard	66

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

Daniel Moorhead	52

Chief Financial Officer. Mr. Moorhead joined the Company in June 2017 as the Chief Financial Officer and is responsible for all finance and accounting functions. Prior to joining Zynex, Mr. Moorhead was Chief Financial Officer of Evolving Systems, Inc. (Nasdaq: EVOL) from January 2016 until May 2017, after having served as Vice President of Finance & Administration from December 2011 through December 2015 and in other financial management roles from 2002-2005 and 2008-2011. Mr. Moorhead is a CPA and holds a B.B.A. in Accounting from the University of Northern Colorado.

Anna Lucsok	39

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

As of February 28, 2025, there were 31,912,487 shares of common stock outstanding, approximately 153 record holders and 10,433 beneficial shareholders of our common stock.

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

During the three months ended December 31, 2024, the Company did not repurchase any shares of its common stock. As of December 31, 2024, the Company had $14.8 million remaining under the repurchase program that may be used to repurchase outstanding shares of common stock in the future.

ITEM 6. [RESERVED]

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from our consolidated financial statements for the years ended December 31, 2024, and 2023. The consolidated financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Report. The consolidated financial statements contained elsewhere in this Report fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Statement Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

OVERVIEW

We operate in one primary business segment, electrotherapy and pain management products. As of December 31, 2024, the Company’s only active subsidiaries are ZMI, a wholly-owned Colorado corporation, through which the Company conducts its U.S. electrotherapy and pain management operations, and ZMS. ZMS, a wholly-owned Colorado corporation, has developed a fluid monitoring system, which has received two utility patents and FDA approval in the U.S. ZMS also acquired Kestrel during 2021, which had two pulse-oximeter products they are developing and numerous patents. However, ZMS has achieved no revenues to date.

The following information should be read in conjunction with our Consolidated Financial Statements and related notes contained in this Annual Report.

HIGHLIGHTS

During the year ended December 31, 2024, the Company achieved the following:

●	Achieved a 16% increase in device orders, 4% growth in revenue, and operating cash flows of $12.7 million;
●	Recorded net income of $3.0 million and our 9th consecutive profitable year;
●	Achieved higher sales representative productivity with increased revenue per sales representative;
●	Due to strong results and related cash flow, we repurchased approximately $15.6 million worth of the Company’s common stock;
●	Recognized as a “Best Company to Work For” by U.S. News & World Report and Top Workplaces
●	Ranked 9rd in the Top 25 Medical Device Companies for 2024 according to The Healthcare Technology Report;
●	Completed multiple IRB-approved clinical studies including multiple blood donation studies for detection of minor blood loss in healthy adult subjects; and
●	Completed a hypoxemia study at the University of California, San Francisco and Calibration and Verification enrollments of a multi-analyte human trial at Duke University for NiCO as well as various Q-Submissions and meetings with the FDA.

RECENT EVENTS

We were recently notified that TriCare, one of our government payers, was temporarily suspending payments as they review prior claims. We have a meeting with Tricare in April and believe we have good evidence to get payments reinstated.   TriCare currently represents approximately 20-25% of our annual revenue. As directed by Tricare, we continue to support both existing patients and new patients as we receive their prescriptions.

Due to the temporary payment suspension and lack of clarity on the timing of a resolution, we are restructuring our staff to align with current revenue. We are decreasing our overall staff by approximately 10%, which primarily affects employees in our corporate departments. This staff reduction along with other expense reductions made during the second half of 2024 and the first quarter of 2025 will result in savings of approximately $35 million annually. Although these processes are never easy, it is critical for us to be prudent and conservative in adapting to external changes and execute these expense adjustments immediately.  We are confident that long-term, our pain management business is still solid with significant growth potential.

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

SUMMARY

Net revenue increased 4% in 2024 to $192.4 million from $184.3 million in 2023. Net income was $3.0 million and $9.7 million for the years ended December 31, 2024 and 2023, respectively.

Cash flows from operating activities decreased 28%, or $5.0 million, to $12.7 million for the year ended December 31, 2024. Net cash flows from operations along with our current cash position allowed us to repurchase $15.6 million of common stock and maintain working capital of $58.3 million for the year ended December 31, 2024.

RESULTS OF OPERATIONS

The following table presents our consolidated statements of income in comparative format (in thousands).

	For the Years Ended
	December 31,		$
	2024	2023	change
NET REVENUE
Devices	$59,612	$58,822	$790
Supplies	132,742	125,500	7,242
Total net revenue	192,354	184,322	8,032

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	39,429	38,366	1,063
Sales and marketing	86,581	86,659	(78)
General and administrative	60,354	48,517	11,837
Total costs of revenue and operating expenses	186,364	173,542	12,822

Income from operations	5,990	10,780	(4,790)

Other Income (expense)
Gain on disposal of assets	19	39	(20)
Change in fair value of contingent consideration	—	2,854	(2,854)
Interest expense	(2,382)	(1,094)	(1,288)
Other income (expense), net	(2,363)	1,799	(4,162)

Income from operations before income taxes	3,627	12,579	(8,952)
Income tax expense	633	2,847	(2,214)
Net income	$2,994	$9,732	$(6,738)

Net income per share:
Basic	$0.09	$0.27	$(0.18)
Diluted	$0.09	$0.27	$(0.18)

Weighted average basic shares outstanding	31,941	35,555	(3,614)
Weighted average diluted shares outstanding	32,299	36,142	(3,843)

The following table presents our consolidated statements of income reflected as a percentage of total revenue:

	For the Years Ended December 31,
	2024	2023
NET REVENUE
Devices	31%	32%
Supplies	69%	68%
Total net revenue	100%	100%

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue – devices and supplies	20%	21%
Sales and marketing	45%	47%
General and administrative	31%	26%
Total costs of revenue and operating expenses	97%	94%

Income from operations	3%	6%

Other income (expense)
Gain on disposal of assets	—%	—%
Change in fair value of contingent consideration	—%	2%
Interest expense	(1)%	(1)%
Other income (expense), net	(1)%	1%

Income from operations before income taxes	2%	7%
Income tax expense	0%	2%
Net income	2%	5%

Net income per share:
Basic	0.09	0.27
Diluted	0.09	0.27

Weighted average basic shares outstanding	31,941	35,555
Weighted average diluted shares outstanding	32,299	36,142

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

Product device revenue is primarily comprised of sales and rentals of our electrotherapy products and also includes private labeled rehabilitation products such as our cervical traction, lumbar support, bracing, and hot/cold therapy products.

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

Net revenue increased $8.0 million or 4% to $192.4 million for the year ended December 31, 2024, from $184.3 million for the year ended December 31, 2023. The growth in net revenue is primarily related to the 16% growth in device orders which led to an increased customer base and drove higher sales of consumable supplies. During the fourth quarter of 2023, the Company placed an allowance of $6.2 million on receivables which were determined to be uncollectible. The allowance was recorded to net revenue during the period.

Device Revenue

Device revenue is related to the purchase or lease of our electrotherapy products as well as complementary products including cervical traction, lumbar support, knee braces and hot/cold therapy products. Device revenue increased $0.8 million or 1% to $59.6 million for the year ended December 31, 2024, from $58.8 million for the year ended December 31, 2023. The increase in device revenue is related to the growth in our device and complementary product orders of 16% from 2023 to 2024 as a result of increased sales representative productivity.

Supplies Revenue

Supplies revenue is related to the sale of supplies, typically electrodes and batteries, for our products. Supplies revenue increased $7.2 million or 6% to $132.7 million for the year ended December 31, 2024, from $125.5 million for the year ended December 31, 2023. The increase in supplies revenue is primarily related to growth in our customer base from higher device sales in 2024 and prior years.

Operating Expenses

Costs of Revenue –Devices and Supplies

Costs of revenue – devices and supplies consist primarily of device and supplies costs, operations labor and overhead, shipping and depreciation. Costs of revenue increased $1.1 million or 3% to $39.4 million for the year ended December 31, 2024, from $38.4 million for the year ended December 31, 2023. The increase in costs of revenue is directly related to the increase in device and supplies orders, partially offset by the items noted below.

As a percentage of revenue, cost of revenue – devices and supplies decreased to 20% from 21% for the years ended December 31, 2024 and 2023, respectively. The decrease in cost of revenue – device and supply as a percentage of revenue during the year ended December 31, 2024 is due to the increased volumes related to increased revenue and expanding supplier portfolio mix. Both of which have allowed us to negotiate lower costs with our suppliers.

Sales and Marketing Expense

Sales and marketing expense primarily consists of employee-related costs, including sales commissions and other direct costs associated with these personnel including travel and marketing expenses. Sales and marketing expense for the year ended December 31, 2024 decreased $0.1 million to $86.6 million from $86.7 million for the year ended December 31, 2023. The decrease in sales and marketing expense is primarily due to decreased headcount in the sales force, partially offset by higher commissions from increased orders. As a percentage of revenue, sales and marketing expense decreased to 45% from 47% during the year ended December 31, 2024 compared the same period in 2023. The decrease as a percentage of revenue is primarily due to the aforementioned decrease in expenses, and increased revenue during the year ended December 31, 2024.

General and Administrative Expense

General and administrative expense primarily consists of employee related costs, facilities expense, professional fees and depreciation and amortization. General and administrative expense for the year ended December 31, 2024 increased 24% to $60.4 million from $48.5 million for the year ended December 31, 2023. The increase in general and administrative expense is primarily due to the following:

●	an increase of $3.5 million in compensation and benefits expense driven by headcount growth in our ZMI reimbursement team, and an increase in subcontractor expense of $0.9 million, both of which are related to our 16% order growth during the period;
●	an increase of $1.1 million in compensation and benefits expense driven by headcount growth and inflationary salary increases at ZMS, and an increase of $1.1 million for subcontractor expense related to new product development at ZMS; and
●	an increase of $5.2 million in other expenses, including professional fees of $3.8 million, and other general and administrative costs of $1.4 million associated primarily with growth of the Company and order volume.

As a percentage of revenue, general and administrative expense increased to 31% for the year ended December 31, 2024 from 26% for the year ended December 31, 2023. The increase as a percentage of revenue is primarily due to the aforementioned increase in expenses, partially offset by increased revenue during the year ended December 31, 2024.

Other Income (Expense)

Other expense was $2.4 million for the year ended December 31, 2024, primarily related to interest expense of $2.4 million on our Senior Convertible Notes, net of interest earned. Other income was $1.8 million for the year ended December 31, 2023, of which $2.9 million related to a gain on the change in fair value of contingent consideration offset by $1.1 million in interest expense related to our Senior Convertible Notes, net of interest earned.

Income Tax Expense

We recorded income tax expense of $0.6 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively. The effective income tax rate was 17% and 23% for the years ended December 31, 2024 and 2023, respectively.

FINANCIAL CONDITION

As of December 31, 2024, we had working capital of $58.3 million, compared to $69.3 million as of December 31, 2023. The principal source of working capital was $39.6 million in cash and cash equivalents and $18.0 million in accounts receivable. The decrease in working capital is driven from the purchase of $15.6 million in treasury stock in 2024 partially offset by net income of $3.0 million. We generated $12.7 million and $17.8 million in operating cash flows during the years ended December 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. As of December 31, 2024, our principal source of liquidity was $39.6 million in cash and cash equivalents, $18.0 million in accounts receivables, and our working capital balance was $58.3 million.

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

Net cash provided by operating activities for the years ended December 31, 2024 and 2023 was $12.7 million and $17.8 million, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2024 was primarily due to lower profitability and a decrease in accounts payable, slightly offset by an increase in inventory balances. Cash provided by operating activities for the year ended December 31, 2023 was primarily due to cash collections related to net income of $9.7 million, offset by increased inventory balances.

Net cash used in investing activities for the years ended December 31, 2024 and 2023 was $0.6 million and $1.0 million, respectively. Cash used in investing activities for the year ended December 31, 2024 was primarily related to the purchase of computer, office and warehouse equipment, and ongoing capital projects for ZMS operations. Cash used in investing activities for the year ended December 31, 2023 was primarily related to the purchase of computer, office and warehouse equipment.

Net cash used in financing activities for the year ended December 31, 2024 was $17.1 million. The cash used in financing activities of $17.1 million for the year ended December 31, 2024 was primarily due to purchases of $15.6 million in treasury stock.

Net cash provided by financing activities for the year ended December 31, 2023 was $7.6 million. The cash provided by financing activities for the year ended December 31, 2023 was primarily due to net proceeds from the issuance of Senior Convertible Notes of $57.0 million, offset by purchases of $37.9 million in treasury stock and principal payments made on long term debt totaling $10.7 million.

We believe our cash, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	our cash balance at December 31, 2024 of $39.6 million;
●	our working capital balance of $58.3 million;
●	our accounts receivable balance of $18.0 million;
●	our profitability over the last 9 years; and
●	our planned capital expenditures of approximately $1.5 million during 2025.

Contractual Obligations

The following table summarizes the future cash disbursements to which we are contractually committed as of December 31, 2024 (in thousands).

	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases	15,469	4,632	4,428	4,237	2,172	—	—
Finance leases	1,204	336	312	264	171	121	—
	$16,673	$4,968	$4,740	$4,501	$2,343	$121	$—

We lease office and warehouse facilities under non-cancelable operating leases. The current office facility leases include our current and former corporate headquarters and a production warehouse, all located in Englewood, Colorado and a lease in Boulder, Colorado for the operations of ZMS Boulder. Rent expense was $3.5 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively. A portion of the rent expense was non-cash in nature as we received rent abatements during both years ending December 31, 2024 and 2023. For GAAP purposes, the rent is expensed over the lease term on a straight-line basis.

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

In the healthcare industry there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contract with patients covered by third party payers, such as contract type and transaction price, but for purposes of revenue recognition the contract with the customer refers to the arrangement between the Company and the patient.

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

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1 billion. This provision is effective for tax years beginning after December 31, 2022. The IRA did not have a material impact on our reported results, cash flows or financial position during the year ended December 31, 2024.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, the notes thereto, and the report thereon of Marcum LLP, are filed as part of this report starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of December 31, 2024. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended December 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) of the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of internal control over financial reporting as of December 31, 2024, based upon the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this evaluation and the material weakness identified below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Material Weakness in Internal Control

We identified a material weakness related to Information Technology General Controls (“ITGCs”) that were not designed and operating effectively to ensure IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We also identified a material weakness in the design and operating effectiveness around the valuation of certain accounts receivables.

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

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Marcum LLP as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023, we did not design and maintain effective controls over the valuation of certain accounts receivable.

In 2024, we completed the redesign of the failed controls over the valuation of certain accounts receivable and performed the necessary design walkthroughs and testing. We concluded the redesigned control was designed and operated as intended for the year ended December 31, 2024.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2024, Thomas Sandgaard, the Chief Executive Officer and Director of the Company, terminated his 10b5-1 sales plan on November 15, 2024.

No other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of stockholders and is incorporated herein by reference.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other disposition of its securities by its directors, officers, employees and independent contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company.

Directors, executive officers, employees and other related persons may not buy, sell or engage in other transactions in the Company’s shares while aware of material non-public information; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company. The policy also restricts trading and other transactions for a limited group of Company employees (including executives and directors) to defined window periods that follow the Company's quarterly earnings releases and restricts trading and other transactions following announcement of a share repurchase program. A copy of such policy is filed hereto as Exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2024 regarding shares of common stock available for issuance under our equity incentive plans (in thousands except exercise price):

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted	for Future Issuance
	Exercise of	Average Exercise	Under Equity
	Outstanding	Price of	Compensation Plans
	Options,	Outstanding	(excluding securities
	Warrants	Options, Warrants	reflected in the first
	and Rights	and Rights	column)
Plan Category
2005 Stock Option Plan (1) (2)	1	$0.39	—
2017 Stock Option Plan (3)	334	1.78	3,140
Total	335	$1.78	3,140
(1)	All of these securities are available for issuance under the Zynex, Inc. 2005 Stock Option Plan, approved by the Board of Directors on January 3, 2005 and by our stockholders on December 30, 2005.
(2)	As of December 31, 2014, the 2005 Stock Option Plan expired. Expiration of the plan did not affect the rights and obligations of the participants and the company arising under options previously granted.
(3)	The 2017 Stock Option Plan was approved by stockholders on June 1, 2017.

The additional information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

The Board of Directors has determined that Messrs. Cress, Disbrow, and Michaels who together comprise the Audit Committee, are all “independent directors” within the meaning of Rule 5605 of the NASDAQ Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

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

4.4	Form of certificate representing the 5.00% Convertible Senior Notes due 2023 (included as Exhibit A to Exhibit 4.3)

10.1†	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10KSB for the year ended December 31, 2004)

10.2†	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8K filed on October 7, 2008)

10.3†	Employment agreement for Daniel J. Moorhead dated June 5, 2017 (incorporated by reference of Exhibit 10.1 to the Company’s Report on Form 8K filed on June 8, 2017)

10.4*	Lease Agreement, effective February 16, 2023, between Two Maroon Circle Investors, LLC and Zynex, Inc.

10.5	Zynex, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8K filed on January 11, 2018)

Exhibit Number	Description

10.6

Equity Distribution Agreement, dated October 29, 2019 between Zynex, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8K filed on October 29, 2019)

10.7

Underwriting Agreement dated July 14, 2020, among certain selling stockholders, Piper Sandler & Co., and Zynex, Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Report on Form 8-K filed on July 17, 2020)

10.8	Lease Agreement, effective September 30, 2020, between GIG CW Compark, LLC and Zynex, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 6, 2020).

10.9

Sublease Agreement between Zynex, Inc. and Cognizant Trizetto Software Group, Inc. dated April 8, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2021)

10.10

Stock Purchase Agreement by and among Kestrel Labs, Inc., Zynex Monitoring Solutions Inc., Zynex, Inc. and Selling Shareholders named herein dated as of December 22, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 23, 2021)

10.11

The Loan Agreement and accompanying documents dated December 22, 2021 among Bank of America N.A., Zynex Medical, Inc., and Zynex Monitoring Solutions (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 30, 2021)

10.12

Amendment to Stock Purchase Agreement by and among Kestrel Labs, Inc., Zynex Monitoring Solutions, Inc. And Selling Shareholders named therein dated as of July 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2023)

19.1*	Insider Trading Policy, as initially adopted on February 26, 2004 and as amended, from time to time.

Exhibit Number	Description
21*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a14(a)/15d14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a14(a)/15d14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Zynex, Inc. Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on March 12, 2024)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: March 11, 2025	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

March 11, 2025	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

March 11, 2025	Daniel Moorhead	/s/ Daniel Moorhead
Chief Financial Officer and Principal Financial Officer

March 11, 2025	Barry D. Michaels	/s/ Barry D. Michaels
Director

March 11, 2025	Michael Cress	/s/ Michael Cress
Director

March 11, 2025	Joshua R. Disbrow	/s/ Joshua R. Disbrow
Director

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of

Zynex, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Zynex, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

IT General Controls (“ITGC”), deficiencies were identified

It was determined that as of December 31, 2024, the Company's primary change management controls were not designed and implemented effectively to ensure IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate . Other Information Technology General Controls, automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

This  material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2024 consolidated financial statements, and this report does not affect our report dated March 11, 2025 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2024 and  the related consolidated statements of income, stockholders’ equity, and cash flows, and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2024 of the Company, and our report dated March, 11, 2025 expressed an unqualified opinion on those financial statements.

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

March 11, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Zynex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zynex, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 11, 2025, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition and accounts receivable include the following, among others:

●	We gained an understanding of the design of the controls over the Company's revenue recognition and valuation of accounts receivable including those controls over the processes to develop key management estimates.
●	We performed testing throughout the year on a sample basis to test the validity of sales transactions and cash receipts application.
●	We evaluated the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculations, including evaluating management’s estimate of historical reimbursement experience as well as expected future payment behavior through a combination of underlying data validation by inspection of source documents, independent recalculation of management’s analysis, review of correspondence with third-party payers, inquiries with management and evaluation of trends in collection rates and refund requests.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022

New York, NY
March 11, 2025

ZYNEX, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$39,631	$44,579
Accounts receivable, net	18,022	26,838
Inventory, net	13,919	13,106
Prepaid expenses and other	3,607	3,332
Total current assets	75,179	87,855

Property and equipment, net	3,084	3,114
Operating lease asset	9,820	12,515
Finance lease asset	1,141	587
Deposits	408	409
Intangible assets, net of accumulated amortization	7,247	8,158
Goodwill	20,401	20,401
Deferred income taxes	4,799	3,865
Total assets	$122,079	$136,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	7,091	8,433
Operating lease liability	4,030	3,729
Finance lease liability	287	196
Income taxes payable	—	633
Accrued payroll and related taxes	5,456	5,541
Total current liabilities	16,864	18,532
Long-term liabilities:
Convertible senior notes, less issuance costs	58,567	57,605
Operating lease liability	10,151	14,181
Finance lease liability	789	457
Total liabilities	86,371	90,775

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,233,415 issued and 31,878,512 outstanding as of December 31, 2024, 41,980,166 issued and 32,933,776 outstanding as of December 31, 2023	32	33
Additional paid-in capital	93,088	90,878
Treasury stock of 9,856,758 and 8,545,044 shares at December 31, 2024 and December 31, 2023, respectively, at cost	(87,186)	(71,562)
Retained earnings	29,774	26,780
Total stockholders’ equity	35,708	46,129
Total liabilities and stockholders’ equity	$122,079	$136,904

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended December 31,
	2024	2023
NET REVENUE
Devices	$59,612	$58,822
Supplies	132,742	125,500
Total net revenue	192,354	184,322

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	39,429	38,366
Sales and marketing	86,581	86,659
General and administrative	60,354	48,517
Total costs of revenue and operating expenses	186,364	173,542

Income from operations	5,990	10,780

Other income (expense)
Gain on disposal of assets	19	39
Change in fair value of contingent consideration	—	2,854
Interest expense, net	(2,382)	(1,094)
Other income (expense), net	(2,363)	1,799

Income from operations before income taxes	3,627	12,579
Income tax expense	633	2,847
Net income	$2,994	$9,732

Net income per share:
Basic	$0.09	$0.27
Diluted	$0.09	$0.27

Weighted average basic shares outstanding	31,941	35,555
Weighted average diluted shares outstanding	32,299	36,142

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,994	$9,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,901	2,684
Amortization	1,881	1,536
Non-cash reserve charges	—	(91)
Stock-based compensation	2,989	2,296
Non-cash lease expense	(1,033)	904
Benefit for deferred income taxes	(934)	(2,303)
Change in fair value of contingent consideration	—	(2,854)
Gain on disposal of assets	(19)	(39)
Change in operating assets and liabilities:
Short-term investments	—	(190)
Accounts receivable	8,816	8,225
Prepaid and other assets	(67)	(1,150)
Accounts payable and other accrued expenses	(2,072)	269
Inventory	(2,736)	(1,445)
Deposits	1	182
Net cash provided by operating activities	12,721	17,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(578)	(1,206)
Purchase of short-term investments	—	(9,810)
Maturity of short-term investments	—	10,000
Proceeds on sale of fixed assets	—	50
Net cash used in investing activities	(578)	(966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(334)	(128)
Cash dividends paid	(9)	(3)
Purchase of treasury stock	(15,625)	(37,924)
Excise tax payments on net treasury stock purchases	(473)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	57,018
Proceeds from the issuance of common stock on stock-based awards	22	86
Principal payments on long-term debt	—	(10,667)
Taxes withheld and paid on employees’ equity awards	(672)	(737)
Net cash provided by (used in) financing activities	(17,091)	7,645

Net increase (decrease) in cash and cash equivalents	(4,948)	24,435
Cash and cash equivalents at beginning of year	44,579	20,144
Cash and cash equivalents at end of year	$39,631	$44,579

Supplemental disclosure of cash flow information:
Cash paid on interest	$(3,000)	$(739)
Cash paid for rent	$(4,511)	$(3,055)
Cash paid for income taxes	$(2,582)	$(6,456)
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,214
Right-of-use assets obtained in exchange for new finance lease liabilities	$831	$464
Lease incentive	$—	$1,400
Vesting of restricted stock awards	$—	$(3)
Inventory transferred to property and equipment under lease	$1,922	$1,823
Capital expenditures not yet paid	$149	$366
Treasury Stock not yet paid	$—	$481
Non-cash dividend adjustment	$(3)	$(1)
Escrow share lock-up adjustment	$—	$(7,146)
Excise tax accrual	$5	$347

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2022	36,825,081	39	82,431	(33,160)	17,048	66,358
Exercised and vested stock-based awards	459,246	(3)	89	—	—	86
Stock-based compensation expense	—	—	2,296	—	—	2,296
Shares of common stock withheld to pay taxes on employees’ equity awards	(58,522)	—	(737)	—	—	(737)
Purchase of treasury stock	(4,292,029)	(3)	—	(38,402)	—	(38,405)
Excise tax adjustment	—	—	(347)	—	—	(347)
Escrow share lock-up adjustment	—	—	7,146	—	—	7,146
Net income	—	—	—	—	9,732	9,732
Balance at December 31, 2023	32,933,776	$33	$90,878	$(71,562)	$26,780	$46,129
Exercised and vested stock-based awards	347,139	—	25	—	—	25
Stock-based compensation expense	—	—	2,989	—	—	2,989
Shares of common stock withheld to pay taxes on employees' equity awards	(90,689)	—	(672)	—	—	(672)
Purchase of treasury stock	(1,311,714)	(1)	—	(15,624)	—	(15,625)
Excise tax on net treasury stock purchases	—	—	(132)	—	—	(132)
Net income	—	—	—	—	2,994	2,994
Balance at December 31, 2024	31,878,512	$32	$93,088	$(87,186)	$29,774	$35,708

See accompanying notes to consolidated financial statements.

ZYNEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

(1)   ORGANIZATION, NATURE OF BUSINESS

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of December 31, 2024, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received initial approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is pursuing CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Kestrel Labs, Inc. (“Kestrel,” a wholly-owned Colorado corporation), Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which was incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

Nature of Business

The Company designs, manufactures, and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All the Company’s medical devices are designed to be patient friendly and designed for home use. The devices are small, portable, battery operated, and include an electrical pulse generator which is connected to the body via electrodes. All of the medical devices are marketed in the U.S. and are subject to FDA regulation and approval. All of the products require a physician’s prescription before they can be dispensed in the U.S. The Company’s primary product is the NexWave device. The NexWave is marketed to physicians and therapists by the Company’s field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed. The Company also distributes private labeled complementary rehabilitation products such as back, knee and wrist braces, cervical and lumbar traction, and hot/cold therapy (“Private Labeled Rehabilitation Products”).

During the years ended December 31, 2024 and 2023, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

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

Accounts Receivable, Net

The Company’s accounts receivable represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies, or private labeled rehabilitation products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company invoices the patient’s third-party payer and/or the patient. Billing adjustments represent the difference between the list price and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written-off after several appeals, which in some cases may take longer than twelve months. Primarily all of the Company’s receivables are due from patients with commercial or government health plans and worker’s compensation claims with a smaller portion related to private pay individuals, attorney, and auto claims. The Company maintains a constraint for third-party payer refund requests, deductions, and adjustments. See Note 15 – Concentrations for discussion of significant customer accounts receivable balances.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis. Following are the components of inventory as of December 31, 2024 and 2023:

	2024	2023
Raw materials	$5,525	$4,601
Work-in-process	143	530
Finished goods	7,085	6,929
Inventory in transit	1,320	1,346
	$14,073	$13,406
Less: reserve	(154)	(300)
	$13,919	$13,106

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

Sales of devices and supplies are primarily shipped directly to the patient, with a small amount of revenue generated from sales to distributors. In the healthcare industry, there is often a third party involved that will pay on the patients’ behalf for purchased or leased devices and supplies. The terms of the separate arrangement impact certain aspects of the contracts, with patients covered by third party payers, such as contract type and transaction price. For purposes of revenue recognition, the contract with the customer refers to the arrangement between the Company and the patient. The Company does not have any material deferred revenue in the normal course of business as each performance obligation is met upon delivery of goods to the patient. There are no substantial costs incurred through support or warranty obligations.

The following table provides a breakdown of net revenue related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”) and leases subject to ASC 842 (in thousands):

	For the Years Ended December 31,
	2024	2023
Device revenue
Purchased	$28,770	$23,971
Leased	30,842	34,851
Total device revenue	$59,612	$58,822
Supplies revenue	132,742	125,500
Total revenue	$192,354	$184,322

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

The Company monitors the variability and uncertain timing over third-party payer types in the portfolio. If there is a change in the Company’s third-party payer mix over time, it could affect net revenue and related receivables. The Company believes it has a sufficient history of collection experience to estimate the net collectible amounts by third-party payer type. However, changes to constraints related to billing adjustments and refund requests have historically fluctuated and may continue to fluctuate significantly from quarter-to-quarter and year-to-year.

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

Segment Information

The Company currently operates business as one operating segment which includes two revenue types: Devices and Supplies. While the Company discloses device and supply revenue separately, management does not consider these to be separate segments, as they are sold through the same sales channel, and supplies are contingent upon device orders. Management’s analysis and determination for allocation of resources is not analyzed or broken out by revenue streams, but as one reporting unit. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODMs are the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer who review and evaluate consolidated net income for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. For financial information related to the Company’s one segment, see the consolidated financial statements and related notes herein.

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

Research and Development

Research and Development costs are expensed when incurred. During 2024 and 2023, we incurred approximately $12.0 million and $9.2 million in operating expenses, respectively, related to our ZMS operations. During 2024 and 2023, approximately $9.2 million and $7.7 million of the expenses, respectively, required capitalization under Section 174 - “Amortization of Research and Experimental Expenditures” tax treatment.

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

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1 billion. This provision is effective for tax years beginning after December 31, 2022. The IRA did not have a material impact on our reported results, cash flows, or financial position during the period ended December 31, 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company adopted the standard during the year ended December 31, 2024 and the pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

(4)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31, 2024	December 31, 2023
Property and equipment
Office furniture and equipment	$3,210	$2,768
Assembly equipment	425	178
Vehicles	75	75
Leasehold improvements	1,893	1,174
Leased devices	815	796
Capital projects	182	869
Total property and equipment at cost	$6,600	$5,860
Less accumulated depreciation	(3,516)	(2,746)
Total property and equipment, net	$3,084	$3,114

Total depreciation expense related to our purchased property and equipment was $1.0 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. Total depreciation expense related to devices out on lease was $1.9 million for both the years ended December 31, 2024 and 2023, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

(5)   GOODWILL AND OTHER INTANGIBLES

On December 22, 2021, the Company completed the acquisition of Kestrel, which resulted in goodwill of $20.4 million (see Note 3).

As of December 31, 2024, there were no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of December 31, 2024.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2023	$10,000	$(1,842)	$8,158	9.00
Amortization expense		(911)	(911)
Acquired patents at December 31, 2024	$10,000	$(2,753)	$7,247	8.00

The following table summarizes the estimated future amortization expense to be recognized over the next five years:

December 31,
(In thousands)
2025	908
2026	908
2027	908
2028	911
2029	908
Thereafter	2,704
Total future amortization expense	$7,247

(6)   EARNINGS PER SHARE

The calculation of basic and diluted earnings per share for the years ended December 31, 2024 and 2023 are as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2024	2023
Basic earnings per share
Net income	$2,994	$9,732
Basic weighted average shares outstanding	31,941	35,555
Basic earnings per share	$0.09	$0.27

Diluted earnings per share
Net income	$2,994	$9,732
Weighted average shares outstanding	31,941	35,555
Effect of dilutive securities - options and restricted stock	358	587
Diluted weighted-average shares outstanding	32,299	36,142
Diluted earnings per share	$0.09	$0.27

For the years ended December 31, 2024 and 2023, 15,000 and 36,000 shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For the years ended December 31, 2024 and 2023, convertible notes to purchase 5.6 million shares and 3.6 million shares, respectively, resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive (see Note 8 – Convertible Senior Notes).

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

The Company will settle conversions of the 2023 Convertible Senior Notes by paying cash up to the aggregate principal amount of the 2023 Convertible Senior Notes to be converted and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2023 Convertible Senior Notes being converted. The 2023 Convertible Senior Notes are initially convertible at a rate of 92.8031 shares of common stock per $1,000 principal amount converted, which is approximately equal to $10.78 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change, which includes certain change in control transactions, the approval by Zynex’s stockholders of any plan or proposal for the liquidation or dissolution of Zynex and certain de-listing events with respect to Zynex’s common stock, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change. On December 31, 2024, the closing price of the Company’s common stock was $8.01 and the conversion feature of our outstanding convertible senior notes allows their holders to convert principal at a conversion price of $10.78. Under such circumstances, if all outstanding principal of $60.0 million would have been converted into conversion shares, the market value of such shares would have been $44.6 million.

Upon the occurrence of a fundamental change, holders of the 2023 Convertible Senior Notes may require the Company to purchase all or a portion of their 2023 Convertible Senior Notes, in principal amounts equal to $1,000 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the 2023 Convertible Senior Notes to be purchased plus any accrued and unpaid interest. $3.0 million of coupon interest expense and $1.0 million of bond amortization costs were included in interest expense, net in the consolidated statement of income for the year ended December 31, 2024. Unamortized issuances costs of $1.4 million and $2.4 million were included in the Company’s Consolidated Balance Sheet as of December 31, 2024 and 2023, respectively. The effective interest rate on the 2023 Convertible Senior Notes was 6.8% during both years ended December 31, 2024 and 2023. $1.9 of coupon interest expense and $0.6 million of bond amortization costs were included in interest expense, net in the consolidated statement of income for the year ended December 31, 2023.

The following table summarizes the minimum interest payments over the next two years until maturity in May 2026.

(In thousands)
2025	$3,000
2026	1,500

(9)   STOCK-BASED COMPENSATION PLANS

Zynex, Inc. 2017 Stock Incentive Plan

In June 2017, our stockholders approved the 2017 Stock Incentive Plan (the “2017 Stock Plan”) with a maximum of 5.5 million shares reserved for issuance. Awards permitted under the 2017 Stock Plan include stock options and restricted stock. Awards issued under the 2017 Stock Plan are at the discretion of the Board of Directors. The 2017 Stock Plan mandates a maximum award term of 10 years and stipulates that stock options be granted with prices not less than fair market value on the date of grant. Stock option awards generally vest over four years. Restricted stock awards typically vest quarterly over three years for grants issued to members of our Board of Directors and quarterly or annually over two to four years for grants issued to employees. For stock option awards, all awards granted under the 2017 Stock Plan are stock-settled with common stock issued upon exercise. For restricted stock awards, shares are issued to the recipient upon grant with a restrictive legend and are not included in the calculation of outstanding shares until vesting occurs. At December 31, 2024, there were 3.2 million shares available for future grants under the 2017 Stock Plan.

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

As of December 31, 2024, the Company had the following stock options outstanding and exercisable:

	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	1	1
2017 Stock Option Plan	334	334
Total	335	335

The Company received $0.1 million cash proceeds related to option exercises during the year ended December 31, 2024. The Company received cash proceeds of $0.1 million related to option exercises during the year ended December 31, 2023.

During both years ended December 31, 2024 and 2023, no stock option awards were granted under the 2017 Stock Plan.

The following table summarizes stock-based compensation expenses recorded in the condensed consolidated statements of income (in thousands):

	For the Years Ended December 31,
	2024	2023
Cost of Revenue	$37	$34
Sales and marketing expense	578	253
General, and administrative	2,374	2,009
Total stock-based compensation expense	$2,989	$2,296

The excess tax benefit associated with our stock-based compensation plans for the years ended December 31, 2024 and 2023 was minimal in both periods.

A combined summary of stock option activity for all plans for the years ended December 31, 2024 and 2023 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2022	793	$2.67	5.03	8,908
Granted	—	$—
Exercised	(206)	$6.30
Forfeited	(238)	$0.79
Outstanding at December 31, 2023	349	$1.82	4.12	$3,163
Granted	—	$—
Forfeited	(4)	$3.14
Exercised	(10)	$2.65
Outstanding at December 31, 2024	335	$1.78	3.09	$2,086

Exercisable at December 31, 2024	335	$1.78	3.09	$2,086

	Outstanding	Weighted average			Remaining
	Number of	Remaining		Exercisable	Exercisable	Weighted Average
	Options	Contractual	Weighted Average	Number of	Contractual	Exercisable
Range	(in thousands)	Life (years)	Strike Price	Options (in thousands)	Life (years)	Strike Price
$0 to $2.00	144	2.44	0.43	144	2.44	0.43

$2.01 to $4.00	185	3.55	2.63	185	3.55	2.63

$4.01 to $10.00	6	4.71	8.13	6	4.71	8.13

	335	3.09	$1.78	335	3.09	$1.78

During the year ended December 31, 2024 there was no unvested stock option activitity. A summary of our unvested stock options as of December 31, 2023 and related activity is presented below:

	Non-vested
	Shares	Weighted
	Under	Average
	Option	Grant Date
	(in thousands)	Fair Value
Non-vested at December 31, 2022	237	$5.90
Granted	—	—
Vested	(31)	3.18
Forfeited	(206)	6.30
Non-vested at December 31, 2023	—	$—

A summary of restricted stock award activity under the 2017 Stock Plan for the years ended December 2024 and 2023 are presented below:

	Number of
	Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Outstanding at December 31, 2022	431	$11.92
Granted	286	9.54
Forfeited	(13)	11.13
Vested	(202)	11.56
Outstanding at December 31, 2023	502	$10.73
Granted	274	10.31
Forfeited	(20)	10.27
Vested	(257)	11.19
Outstanding at December 31, 2024	499	$10.28

The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on the Restricted Stock Awards typically occurs quarterly over three years for the Board of Directors and quarterly or annually over two to four years for employees. As of December 31, 2024, there was approximately $4.0 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.4 years.

The total intrinsic value of stock option exercises for the years ended December 31, 2024 and 2023 was $0.1 million and $1.9 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2024 and 2023 was $2.5 million and $2.1 million, respectively.

(10)   STOCKHOLDERS’ EQUITYs

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

On February 29, 2024, the Company announced that its board of directors had approved a repurchase program of up to $20.0 million of the Company’s common stock beginning on March 4, 2024, and continuing through the earlier of March 4, 2025, or when all $20.0 million worth of shares have been repurchased. From the inception of the plan through December 31, 2024, the Company purchased 423,894 shares of its common stock for $5.2 million or an average price of $12.29 per share. During the quarter ended December 31, 2024, the Company did not purchase any shares of its common stock.

Warrants

A summary of stock warrant activity for the years ended December 31, 2024 and 2023 are presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise	Contractual	Value
	(in thousands)	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2022	99	$2.39	1.76	$1,140
Granted	—	$—
Exercised	(15)	$2.27
Forfeited(1)	(4)	$2.27
Outstanding and exercisable at December 31, 2023	80	$2.43	0.76	$677
Granted	—	$—
Exercised	(58)	$2.42
Forfeited(2)	(22)	$2.45
Outstanding and exercisable at December 31, 2024	—	$—	—	$—
(1)	Warrants were exercised under a net exercise provision in the warrant agreement. As a result, approximately 4,000 warrants were forfeited in lieu of cash payment for shares during 2023.
(2)	Warrants were exercised under a net exercise provision in the warrant agreement. As a result, approximately 22,000 warrants were forfeited in lieu of cash payment for shares during 2024.

(11)   INCOME TAXES

The pre-tax income from continuing operations on which the provision for income taxes was computed is as follows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
United States	$3,627	$12,579
Foreign	—	—
Total	3,627	12,579

Income tax expense consists of the following for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Current tax expense:
Federal	$1,136	$3,433
State	431	1,717
Total tax expense:	1,567	5,150
Deferred tax benefit
Federal	(711)	(1,873)
State	(223)	(430)
Total deferred tax benefit	$(934)	$(2,303)
Total	$633	$2,847

A reconciliation of income tax computed at the U.S. statutory rate of 21% to the effective income tax rate is as follows:

	2024	2023
Statutory rate	21%	21%
State taxes	3%	7%
Meals and entertainment	10%	3%
Excess officer's compensation	1%	3%
Stock based compensation	—%	(7)%
Research and development credit	(17)%	(4)%
Other	(1)%	—%
Effective rate	17%	23%

The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Accrued expenses	$40	$34
Lease liability	3,652	4,540
Inventory	263	261
Stock based compensation	611	371
Section 174 costs	4,259	2,829
Deferred tax assets	$8,825	$8,035

Deferred tax liabilities:
Property and equipment	(447)	(469)
Finance lease	(294)	(149)
Prepaid expenses	(215)	(198)
Right-of-use asset	(2,680)	(3,172)
Amortization	(390)	(182)
Deferred tax liabilities	$(4,026)	$(4,170)

Net deferred tax assets	$4,799	$3,865

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential interest and penalties. As of December 31, 2024 and 2023, the Company does not have an unrecognized tax liability.

The Company does not classify penalty and interest expense related to income tax liabilities as an income tax expense. Penalties and interest are included within general and administrative expenses on the consolidated statements of income.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit our tax returns from 2021 through the current period.

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

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.84% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 5.02% which was used to measure its finance lease liability.

As of December 31, 2024, the Company’s operating and financing leases have a weighted average remaining term of 3.36 years and 4.18 years, respectively.

The table below reconciles the undiscounted future minimum lease payments under the Company’s operating and finance leases to the total operating and capital lease liabilities recognized on the consolidated balance sheets as of December 31, 2024 (in thousands):

	Operating Lease Liability	Finance Lease Liability
2025	4,632	336
2026	4,428	312
2027	4,237	264
2028	2,172	171
2029	—	121
Total undiscounted future minimum lease payments	$15,469	$1,204
Less: difference between undiscounted lease payments and discounted lease liabilities:	(1,288)	(128)
Total lease liabilities	$14,181	$1,076

Operating and finance lease costs were $3.8 million and $4.2 million for years ended December 31, 2024 and 2023, respectively, which were included in the consolidated statement of income under the following headings (in thousands):

	For the years ended December 31,
Operating Lease expense	2024	2023
Costs of revenue - devices and supplies	$378	$367
Sales and marketing expense	870	1,105
General and administrative	2,292	2,542
Total operating lease expense	$3,540	$4,014

Finance Lease expense
Amortization of right-of-use asset:
Selling, general and administrative	$106	$116
General and administrative	117	31
Total amortization of right-of-use asset	223	147
Interest expense and other	31	24
Total finance lease expense	$254	$171

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

The Company’s assets and liabilities, which are measured at fair value, on a recurring basis, are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date on which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented.

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

The Company had three major vendors from which it sourced approximately 46% and four major vendors from which it sourced approximately 45%, respectively, of supplies for its electrotherapy products for the years ended December 31, 2024 and 2023. Management believes that the Company’s relationships with its suppliers are good. If the relationships were to be replaced, there may be a short-term disruption for a period of time during which products may not be available and additional expenses may be incurred as the Company locates additional or replacement suppliers.

The Company had gross receivables from no third-party payers which made up 10% of the accounts receivable balance at December 31, 2024 and 2023, respectively.

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

During the years ended December 31, 2024 and 2023, the Company recorded an expense of $0.9 million and $0.8 million, respectively, under the aforementioned plan associated with the Company match.

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

(18)  SUBSEQUENT EVENTS

We implemented a restructuring of our staff during March 2025 related to the temporary TriCare payment suspension. We are decreasing our overall staff by approximately 15%, which primarily affects employees in our corporate departments. This staff reduction along with other expense reductions made during the second half of 2024 and the first quarter of 2025 will result in savings of approximately $35 million annually.