Form 10-Q
period 2025-03-31
ZYNEX INC
filed 2025-04-29
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 25, 2025
Common Stock, par value $0.001	30,238,876

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	March 31, 2025	December 31,
	(unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$23,852	$39,631
Accounts receivable, net	14,053	18,022
Inventory, net	13,531	13,919
Prepaid expenses and other	4,978	3,607
Total current assets	56,414	75,179

Property and equipment, net	3,037	3,084
Operating lease asset	9,118	9,820
Finance lease asset	1,068	1,141
Deposits	408	408
Intangible assets, net of accumulated amortization	7,023	7,247
Goodwill	20,401	20,401
Deferred income taxes	8,290	4,799
Total assets	$105,759	$122,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,166	$7,091
Operating lease liability	4,081	4,030
Finance lease liability	291	287
Accrued payroll and related taxes	3,779	5,456
Total current liabilities	16,317	16,864
Long-term liabilities:
Convertible senior notes, less issuance costs	58,818	58,567
Operating lease liability	9,103	10,151
Finance lease liability	747	789
Total liabilities	84,985	86,371

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,231,314 issued and 30,230,520 outstanding as of March 31, 2025, 42,233,415 issued and 31,878,512 outstanding as of December 31, 2024.	30	32
Additional paid-in capital	93,489	93,088
Treasury stock of 11,556,758 and 9,856,758 shares at March 31, 2025 and December 31, 2024, respectively, at cost	(92,123)	(87,186)
Retained earnings	19,378	29,774
Total stockholders’ equity	20,774	35,708
Total liabilities and stockholders’ equity	$105,759	$122,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
NET REVENUE
Devices	$11,898	$14,025
Supplies	14,680	32,506
Total net revenue	26,578	46,531

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	8,369	9,298
Sales and marketing	16,940	23,380
General and administrative	14,366	13,328
Total costs of revenue and operating expenses	39,675	46,006

Income (loss) from operations	(13,097)	525

Other expense
Interest expense, net	(703)	(512)
Other expense, net	(703)	(512)

Income (loss) from operations before income taxes	(13,800)	13
Income tax (benefit) expense	(3,404)	3
Net income (loss)	$(10,396)	$10

Net income (loss) per share:
Basic	$(0.33)	$0.00
Diluted	$(0.33)	$0.00

Weighted average basic shares outstanding	31,604	32,344
Weighted average diluted shares outstanding	31,604	32,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,396)	$10
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	618	638
Amortization	478	461
Stock-based compensation	577	734
Non-cash lease expense	(296)	(187)
Benefit for deferred income taxes	(3,491)	(1)
Change in operating assets and liabilities:
Accounts receivable	3,970	1,399
Prepaid and other assets	(510)	(813)
Accounts payable and other accrued expenses	(1,518)	2,709
Inventory	65	(2,882)
Net cash (used in) provided by operating activities	(10,503)	2,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(168)	(153)
Net cash used in investing activities	(168)	(153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(39)	(123)
Cash dividends paid	—	(3)
Purchase of treasury stock	(4,939)	(13,280)
Proceeds from the issuance of common stock on stock-based awards	7	13
Taxes withheld and paid on employees’ equity awards	(137)	(240)
Net cash used in financing activities	(5,108)	(13,633)

Net decrease in cash	(15,779)	(11,718)
Cash and cash equivalents at beginning of period	39,631	44,579
Cash and cash equivalents at end of period	$23,852	$32,861

Supplemental disclosure of cash flow information:
Cash paid on interest, net	$47	$238
Cash paid for rent	$(1,165)	$(1,056)
Supplemental disclosure of non-cash investing and financing activities:
Treasury stock not yet paid	$—	$(140)
Excise tax accrual	$(46)	$(126)
Inventory transferred to property and equipment under lease	$322	$511
Capital expenditures not yet paid	$7	$44
Prepaid expenses not yet paid	$863	$69
Non-cash dividend adjustment	$—	$(1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2023	32,933,776	$33	$90,878	$(71,562)	$26,780	$46,129
Exercised and vested stock-based awards	70,992	—	13	—	—	13
Stock-based compensation expense	—	—	734	—	—	734
Warrants exercised	20,000	—	—	—		—
Shares of common stock withheld to pay taxes on employees’ equity awards	(23,041)	—	(240)	—	—	(240)
Excise tax on net treasury stock purchases	—	—	(126)	—	—	(126)
Purchase of treasury stock	(1,121,835)	(1)	—	(13,419)	—	(13,420)
Net income	—	—	—	—	10	10
Balance at March 31, 2024	31,879,892	$32	$91,259	$(84,981)	$26,790	$33,100

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2024	31,878,512	$32	$93,088	$(87,186)	$29,774	$35,708
Exercised and vested stock-based awards	71,698	—	7	—	—	7
Stock-based compensation expense	—	—	577	—	—	577
Shares of common stock withheld to pay taxes on employees’ equity awards	(19,690)	—	(137)	—	—	(137)
Purchase of treasury stock	(1,700,000)	(2)	—	(4,937)	—	(4,939)
Excise tax on net treasury stock purchases	—	—	(46)	—	—	(46)
Net loss	—	—	—	—	(10,396)	(10,396)
Balance at March 31, 2025	30,230,520	$30	$93,489	$(92,123)	$19,378	$20,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of March 31, 2025, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation). The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

During the three months ended March 31, 2025 and 2024, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

Recent Events

During the quarter ended March 31, 2025 the Company was notified that TriCare, one of our government payers, was temporarily suspending payments as they review prior claims. We held a meeting with Tricare in April 2025 and believe we had good evidence to get payments reinstated, Tricare is expected to respond in June 2025. TriCare historically represented approximately 20-25% of our annual revenue. As directed by Tricare, we continue to support both existing patients and new patients as we receive their prescriptions.

Due to the temporary payment suspension and lack of clarity on the timing of a resolution, we restructured our staff to align with current revenue. During 2025 we decreased our overall staff by approximately 15%, which primarily affected employees in our corporate departments. This staff reduction along with other expense reductions made during the second half of 2024 and the first quarter of 2025 will result in savings of approximately $35 million annually.

Unaudited Condensed consolidated financial statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited condensed consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Amounts as of December 31, 2024 are derived from those audited condensed consolidated financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the annual audited condensed consolidated financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2025 and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are associated with the allowance for billing adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation, assumptions related to the valuation of contingent consideration, valuation of long-lived assets, and realizability of deferred tax assets.

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. We classify investments with maturities of greater than three months but less than one year as short-term investments. Short-term investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the investments until maturity. Held-to-maturity investments are carried at amortized cost. Due to the short-term nature, the carrying amount of cash reported in the condensed consolidated balance sheet approximate fair value.

Accounts Receivable, Net

The Company’s accounts receivable represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies, or complementary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company invoices the patient’s third-party payer and/or the patient. Billing adjustments represent the difference between the list price and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written-off after several appeals, which in some cases may take longer than twelve months. Primarily all of the Company’s receivables are due from patients with commercial or government health plans and worker’s compensation claims with a smaller portion related to private pay individuals, attorney, and auto claims. The Company maintains a constraint for third-party payer refund requests, deductions, and adjustments. See Note 13 – Concentrations for discussion of significant customer accounts receivable balances.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard costs, which approximates actual costs on an average cost basis.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of disaggregated net revenues for the three months ended March 31, 2025 and 2024 related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”), leases subject to ASC 842 – “Leases” (“ASC 842”), and supplies (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Device revenue
Purchased	$4,518	$6,515
Leased	7,380	7,510
Total device revenue	$11,898	$14,025
Supplies revenue	14,680	32,506
Total revenue	$26,578	$46,531

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

The Company recognizes finance and operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the remaining lease payments over the lease term. For the finance leases, the Company uses the implicit rate to determine the present value of future lease payments. For operating leases that do not provide an implicit rate, the Company uses incremental borrowing rates to determine the present value of future lease payments. The Company includes options to extend or terminate a lease in the lease term when it is reasonably certain to exercise such options. The Company recognizes leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on the Company’s condensed consolidated balance sheets. For additional information on the leases where the Company is the lessee, see Note 12 - Leases.

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

Segment Information

The Company currently operates as one operating segment which includes two revenue types: Devices and Supplies. While the Company discloses device and supply revenue separately, management does not consider these to be separate segments, as they are sold through the same sales channel, and supplies are contingent upon device orders. Management’s analysis and determination for allocation of resources is not analyzed or broken out by revenue streams, but as one reporting unit. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODMs are the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer who review and evaluate consolidated net income for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. For financial information related to the Company’s one segment, see the condensed consolidated financial statements and related notes herein.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax benefits are recognized from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three year period exceeds $1 billion. This provision is effective for tax years beginning after December 31, 2022. The IRA did not have a material impact on our reported results, cash flows, or financial position during the period ended March 31, 2025.

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU (“Accounting Standards Update”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB ASC. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.” This ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion) included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.

Management does not believe that any other recently issued accounting pronouncements will have a material impact on the Company’s condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU was adopted in the quarter ended March 31, 2025 and the corresponding disclosures will be presented in the Company’s annual report for the year ended December 31, 2025.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(4)   INVENTORY

The components of inventory are as follows (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$5,271	$5,525
Work-in-process	-	143
Finished goods	7,489	7,085
Inventory in transit	925	1,320
	$13,685	$14,073
Less: reserve	(154)	(154)
	$13,531	$13,919

(5)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	March 31, 2025	December 31, 2024
Property and equipment
Office furniture and equipment	$3,262	$3,210
Assembly equipment	445	425
Vehicles	75	75
Leasehold improvements	1,955	1,893
Leased devices	802	815
Capital projects	223	182
Total property and equipment at cost	$6,762	$6,600
Less accumulated depreciation	(3,725)	(3,516)
Total property and equipment, net	$3,037	$3,084

Total depreciation expense related to our property and equipment was $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

Total depreciation expense related to devices out on lease was $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)   GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended December 31, 2021 the Company completed the acquisition of Kestrel, which resulted in Goodwill of $20.4 million.

As of March 31, 2025, there was no change in the carrying amount of goodwill.

The following table provides the summary of the Company’s intangible assets as of March 31, 2025.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2024	$10,000	$(2,753)	$7,247	8.00
Amortization expense		(224)	(224)
Acquired patents at March 31, 2025	$10,000	$(2,977)	$7,023	7.75

The following table summarizes the estimated future amortization expense to be recognized over the remainder of 2025, next five fiscal years, and periods thereafter:

(In thousands)
April 1, 2025 through December 31, 2025	684
2026	908
2027	908
2028	911
2029	908
Thereafter	2,704
Total future amortization expense	$7,023

(7)  (LOSS) EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding and the number of dilutive potential common share equivalents during the period. Dilution resulting from stock-based compensation plans is determined using the treasury stock method and dilution resulting from the 2023 Convertible Senior Notes is determined using the if-converted method. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential common shares outstanding would be anti-dilutive.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024 are as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024
Basic earnings (loss) per share
Net income (loss)	$(10,396)	$10
Basic weighted average shares outstanding	31,604	32,344

Basic earnings (loss) per share	$(0.33)	$0.00

Diluted earnings (loss) per share
Net income (loss)	$(10,396)	$10
Weighted average shares outstanding	31,604	32,344
Effect of dilutive securities - options and restricted stock	—	483
Diluted weighted-average shares outstanding	31,604	32,827

Diluted earnings per share (loss)	$(0.33)	$0.00

For the three months ended March 31, 2025, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential common shares outstanding would be anti-dilutive. For the three months ended March 31, 2024, equity grants of 7,000 shares of common stock, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For the three months ended March 31, 2025 and 2024, conversion options to purchase 5.6 million shares of common stock resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive (see Note 8 – Convertible Senior Notes).

(8)   CONVERTIBLE SENIOR NOTES

In May 2023, the Company issued $52.5 million aggregate principal amount of 5.00% Convertible Senior Notes due May 15, 2026 (the “2023 Convertible Senior Notes”). In May 2023, the Company issued an additional $7.5 million aggregate principal amount of the 2023 Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option. As of December 31, 2024 and March 31, 2025, unamortized issuance costs of $1.4 million and $1.2 million, respectively, were included on the Company’s condensed consolidated Balance Sheets.

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

Holders could have converted their 2023 Convertible Senior Notes at their option prior to the close of business on the business day preceding March 31, 2025, but only under the following circumstances: during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least twenty trading days (whether or not consecutive) during the period of thirty consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day as determined by the Company; during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of 2023 Convertible Senior Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or upon the occurrence of certain corporate events specified in the indenture governing the 2023 Convertible Senior Notes.

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

The following table summarizes the minimum interest payments over the remainder of 2025 and next fiscal year until maturity in May 2026.

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

During the three months ended March 31, 2025 and 2024, no stock option awards were granted. At March 31, 2025, the Company had 0.3 million stock options outstanding and exercisable under the following plans:

	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	1	1
2017 Stock Option Plan	328	328
Total	329	329

During the three months ended March 31, 2025, 51,000 shares of restricted stock were granted under the 2017 Stock Plan. During the three months ended March 31, 2024, 67,000 shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on restricted stock awards typically occurs quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cost of Revenue	$10	$8
Sales and marketing expense	75	160
General, and administrative	492	566
Total stock-based compensation expense	$577	$734

The Company received proceeds of $0.1 million related to option exercises during the three months ended March 31, 2025 and 2024.

A summary of stock option activity under all equity compensation plans for the three months ended March 31, 2025, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2024	335	$1.78	3.09	$2,086
Granted	—	—	—	—
Forfeited	(4)	3.06	—	—
Exercised	(2)	3.36	—	—
Outstanding at March 31, 2025	329	$1.76	2.87	$254

Exercisable at March 31, 2025	329	$1.76	2.87	$254

A summary of restricted stock award activity under all equity compensation plans for the three months ended March 31, 2025, is presented below:

	Number of
	Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Outstanding at December 31, 2024	499	$10.28
Granted	51	6.03
Forfeited	(36)	9.42
Vested	(70)	11.32
Outstanding at March 31, 2025	444	$9.70

As of March 31, 2025, the Company had approximately $3.5 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.3 years.

(10)   STOCKHOLDERS’ EQUITY

Treasury Stock

On November 1, 2023, the Company announced that its Board of Directors approved a program to repurchase up to $20.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through October 31, 2024. From the inception of the plan through December 31, 2023, the Company purchased 1,012,200 shares of its common stock for $9.6 million or an average price of $9.47 per share. During the quarter ended March 31, 2024, the Company purchased 887,820 shares of common stock for $10.4 million or an average price of $11.73, which completed this program.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 4, 2024, the Company announced that its Board of Directors approved a program to repurchase up to $20.0 million of the Company’s common stock at prevailing market prices either in the open market or through privately negotiated transactions through March 4, 2025. From the inception of the plan through March 31, 2024, the Company purchased 234,015 shares of its common stock for $3.0 million or an average price of $12.83 per share. From the inception of the plan through March 4, 2025, the Company purchased 423,894 shares of its common stock for $5.2 million or an average price of $12.29 per share. The repurchase plan expired on March 4, 2025.

On March 13, 2025, the disinterested members of the Board of Directors and Audit Committee approved the purchase of 1,700,000 shares of the Company’s common stock from Thomas Sandgaard, Chairman, President, Chief Executive Officer and Principal Executive Officer, at the closing market price on March 13, 2025, of $2.905 per share for $4.9 million.

(11)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits or expense from stock option exercises, the tax impact of the change in fair value of contingent consideration, and true ups related to the filed tax return. For the three months ended March 31, 2025 discrete items adjusted were $0.2 million. For the three months ended March 31, 2024 discrete items adjusted were minimal. At March 31, 2025, the Company is estimating an annual effective tax rate of approximately 25%. As of March 31, 2024 the Company estimated an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 25% and 23% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of approximately $3.4 million and an income tax expense of $3,000, respectively.

As of March 31, 2025, we had approximately $3.2 million in net Deferred Tax Assets (DTAs). These DTAs include approximately $3.5 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that our tax benefit may need a valuation allowance if future projections are not met. Therefore, unless we are able to generate sufficient taxable income a substantial valuation allowance to reduce our DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

No taxes were paid during the three months ended March 31, 2025 and 2024.

(12)   LEASES

The Company categorizes leases at their inception as either operating or financing leases. Leases include various office and warehouse facilities which have been categorized as operating leases while certain equipment is leased under financing leases.

During February 2023, the Company entered into a lease agreement for approximately 41,427 square feet of office space for the operations of ZMS in Englewood, CO. The lease commenced on July 1, 2023 and runs through December 31, 2028. At the expiration of the lease term the Company has the option to renew the lease for one additional five-year period. The Company is entitled to rent abatements for the first six months of the lease and tenant improvement allowances. Payments based on the initial rate of $24.75 per square foot begin in January 2024. The price per square foot increases by an additional $0.50 during each subsequent twelve-month period of the lease after the abatement period. Upon lease commencement, the Company recorded an operating lease liability of $4.2 million and a corresponding right-of-use asset of $2.8 million.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

term of a lease. The Company’s weighted average borrowing rate was determined to be 4.86% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 4.91% which was used to measure its finance lease liability. The weighted average remaining lease term was 3.13 years and 3.94 years for operating and finance leases, respectively, as of March 31, 2025.

As of March 31, 2025, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
April 1, 2025 through December 31, 2025	$3,467	$283
2026	4,428	312
2027	4,237	264
2028	2,172	171
2029	—	121
Thereafter	—	—
Total undiscounted future minimum lease payments	$14,304	$1,151
Less: difference between undiscounted lease payments and discounted lease liabilities:	(1,120)	(113)
Total lease liabilities	$13,184	$1,038

The components of lease expenses were as follows:

	Three Months Ended
	March 31,
	2025	2024

Lease cost:
Operating lease cost	$876	$894
Finance lease cost
Total amortization of leased assets	73	50
Interest on lease liabilities	13	4
Total net lease cost	$962	$948

For the three months ended March 31, 2025 and 2024, $0.8 million of operating lease costs were included in selling, general and administrative expenses on the condensed consolidated statement of income. All other operating lease costs were incurred at the Company’s manufacturing and warehouse facility and were included in cost of sales for the three months ended March 31, 2025 and 2024.

(13)   CONCENTRATIONS

For the three months ended March 31, 2025, the Company sourced approximately 68% of the supplies for its electrotherapy products from four significant vendors. For the same period in 2024, the Company sourced approximately 29% of the supplies for its electrotherapy products from two significant vendors. Significant vendors provided at least 10% of the total value spent on the Company’s electrotherapy products during the period.

At March 31, 2025 and December 31, 2024 the Company had no gross receivables from any third-party payers that made up over 10% of the net accounts receivable balance.

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

(15)   RELATED PARTIES

On March 13, 2025, the disinterested Board and Audit Committee approved the purchase of 1,700,000 common shares of ZYXI from Mr. Sandgaard, Chairman, President, Chief Executive Officer and Principal Executive Officer, at the closing market price on March 13, 2025 of $2.905 per share, resulting in a total transactional value of $4,938,500.

At the time of the aforementioned transaction, the disinterested Board and Audit Committee Members deemed it to be in the best interest of the Company to purchase the shares as they believe the current market price for the Company’s stock is undervalued and the Company’s cash position is such that the purchase of shares from Mr. Sandgaard is a good use of the Company’s funds at the time of each transaction. For each transaction, the following impacts were discussed before approval of the sale:

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

(16)   SUBSEQUENT EVENTS

In April the Company filed an S-3 with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements involve risks and uncertainties. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources as well as analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may” “will” “should” “expect” “intend” “plan” “anticipate” “believe” “think” “estimate” “seek” “expect” “predict” “could” “project” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited condensed consolidated financial statements, and notes to condensed consolidated financial statements, included in the Company’s 2024 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission.

Such risks and other factors also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), which we filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2025, and our other filings with the SEC. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

The information and financial data discussed below is derived from our condensed consolidated financial statements for the quarterly periods ended March 31, 2025, and 2024. The condensed consolidated financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Quarterly Report on Form 10-Q and with the annual audited condensed consolidated financial statements, and notes to condensed consolidated financial statements, included in the Form 10-K and subsequently filed reports, which have previously been filed with the SEC.

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of March 31, 2025, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which were incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

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

RESULTS OF OPERATIONS

Summary

Net revenue was $26.6 million and $46.5 million for the three months ended March 31, 2025 and 2024, respectively. Net revenue decreased 43% for the three months ended March 31, 2025. For the three months ended March 31, 2025, device orders decreased 3% from the same period in 2024. Net loss was $10.4 million for the three months ended March 31, 2025 compared with net income of $10,000 during the same period in 2024. Cash used in operating activities was $10.5 million during the three months ended March 31, 2025 compared with net cash provided by operating activities of $2.1 million during the same period in 2024. Working capital was $40.1 million and $58.3 million as of March 31, 2025 and December 31, 2024, respectively.

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

Net revenue decreased $20.0 million or 43% to $26.6 million for the three months ended March 31, 2025, from $46.5 million for the same period in 2024. For the three months ended March 31, 2025, the decline in net revenue from the same period in 2024 is primarily related to the temporary payment suspension from Tricare and a 3% decline in device orders during the three months ended March 31, 2025. During the payment suspension, we are required to fulfill orders related to new prescriptions for Tricare patients as well as continue to serve existing patients with needed supplies.

Device Revenue

Device revenue is related to the sale or lease of our electrotherapy or private-labeled products. Device revenue decreased $2.1 million or 15% to $11.9 million for the three months ended March 31, 2025, from $14.0 million for the same period in 2024.

For the three months ended March 31, 2025, the decline in device revenue from the same period in 2024 is primarily related to the payment suspension from Tricare and a 3% decrease in device orders due to trimming our sales force by 34% as we focus on sales rep productivity.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue decreased $17.8 million or 55% to $14.7 million for the three months ended March 31, 2025, from $32.5 million for the same period in 2024.

The decrease in supplies revenue is primarily related to the temporary payment suspension from Tricare and slowing order growth in 2024 as we trimmed our sales force to maximize efficiency.

Operating Expenses

Cost of Revenue – Devices and Supplies

Cost of Revenue – devices and supplies consist primarily of device and supply costs, facilities, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended March 31, 2025 decreased $0.9 million or 10% to $8.4 million from $9.3 million in the same period in 2024 due to lower orders and fewer products shipped. As a percentage of revenue, cost of revenue – devices and supplies increased to 31% from 20% for the three months ended March 31, 2025 and 2024, respectively.

The increase in cost of revenue – devices and supplies as percentage of revenue for the three months ended March 31, 2025 compared to the same period in 2024 is due to the aforementioned decrease in revenue.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee-related costs, including commissions and other direct costs associated with these personnel including travel expenses and marketing campaign and related expenses.

Sales and marketing expense for the three months ended March 31, 2025 decreased $6.4 million or 28% to $16.9 million from $23.4 million for the same period in 2024. The decrease in sales and marketing expense is primarily due to decreased headcount in the sales force. As a percentage of revenue, sales and marketing expense increased to 64% compared to 50% for the three months ended March 31, 2025 and 2024. The increase during the period is primarily due to the decreased revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities and travel expenses and professional fees, depreciation and amortization. General and administrative expense for the three months ended March 31, 2025 increased $1.0 million or 8% to $14.4 million from $13.3 million for the same period in 2024. The increase in general and administrative expense for the three months ended March 31, 2025 is primarily due to increased professional fees. As a percentage of revenue, general and administrative expense increased to 54% for the three months ended March 31, 2025 from 29% for the same period in 2024. The increase as a percentage of revenue is primarily due to decreased revenue as well as the items noted above.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 25% and 23% for the three months ended March 31, 2025 and 2024, respectively. Discrete items, primarily related to the tax impact of stock option exercises were $0.2 million the three months ending March 31, 2025 and were minimal for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of approximately $3.4 million and an income tax expense of $3,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from operations, debt and equity transactions. At March 31, 2025, our principal source of liquidity was $23.9 million in cash and cash equivalents and $14.1 million in accounts receivable.

Net cash used in operating activities for the three months ended March 31, 2025 was $10.5 million compared with net cash provided by operating activities of $2.1 million for the three months ended March 31, 2024. The decrease in cash provided by operating activities for the three months ended March 31, 2025 was primarily due to lower net income as result of the temporary payment suspension from Tricare. The decrease was partially offset by the decrease in accounts receivable for the quarter ended March 31, 2025 compared to the same period in 2024.

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0.2 million. Cash used in investing activities for the three months ended March 31, 2025 and 2024 was primarily related to the purchase of property and equipment related to the build out of our facility for the operations of ZMS.

Net cash used in financing activities for the three months ended March 31, 2025 was $5.1 million compared with net cash used in financing activities of $13.6 million for the same period in 2024. Net cash provided by financing activities for the three months ended March 31, 2025 was primarily due to purchases of $4.9 million in treasury stock. Net cash used in financing activities for the three months ended March 31, 2024 was primarily due to purchases of $13.3 million in treasury stock.

We believe our cash and cash equivalents, together with anticipated cash flow from operations will be sufficient to meet our working capital, and capital expenditure requirements for at least the next twelve months. In making this assessment, we considered the following:

●	Our cash and cash equivalents balance at March 31, 2025 of $23.9 million;
●	Our working capital balance of $40.1 million;
●	Our projected income and cash flows for the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 to the condensed consolidated financial statements located within our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 11, 2025.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of March 31, 2025. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

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

The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the condensed consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Putative Class Action Complaint

On March 20, 2025, a putative Zynex shareholder filed a securities fraud class action against the Company, its current CEO Thomas Sandgaard, and current CFO Daniel Moorhead, in the U.S. District Court for the District of Colorado, captioned Tuncel v. Zynex Inc. et al., No. 25-cv-913. The complaint alleges that Zynex and the individual defendants failed to disclose material adverse facts about the Company’s business, including an oversupply scheme, and that the Company had inflated its revenue as a result, violating Section 10(b) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, which prohibits making untrue statements of material fact in connection with the sale of a security. The complaint also alleges the Company concealed that its filing of false claims drew scrutiny from insurers, and that it was reasonable likely the Company would face adverse consequences, including removal from insurance networks and penalties from the federal government. The complaint seeks class certification and unspecified damages. The defendants are in the process of engaging counsel to represent them in this matter.

We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

The imposition of new duties, tariffs, trade barriers and retaliatory countermeasures implemented by the U.S. and other governments and resulting impact on customer demand may have a material adverse effect on our business, financial condition and results of operations.

The implementation of significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, significant new tariffs on goods imported into the U.S., have introduced uncertainty to our business and will increase the cost of our manufactured products and components sourced outside of the U.S., which will result in an increase to our cost of revenue and a reduction in our gross margin. In response, China announced additional tariffs on U.S. goods and new export control restrictions. The imposition of additional tariffs or other trade barriers by countries outside of the U.S may increase our costs in these markets, and to the extent these increased costs will impact our cost of goods sold and our gross margin.

The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. U.S. and foreign policy changes and uncertainty about such changes has resulted in increased market volatility and currency exchange rate fluctuations.

As a result of these dynamics, we may find it difficult to predict the impact to our business of these and future changes to the trading relationships between the U.S. or other countries or the impact on our business of new laws or regulations adopted by the U.S. or other countries.

The TriCare Payment Suspension has, and may in the future, impact our operating results.

During the quarter ended March 31, 2025, the Company was notified that TriCare, one of our government payers, was temporarily suspending payments as they review prior claims. We held a meeting with Tricare in April 2025 and believe we had good evidence to get payments reinstated, Tricare is expected to respond in June 2025. TriCare historically represented approximately 20-25% of our annual revenue.

The TriCare payment suspension, whether temporarily or on an indefinite or permanent basis, has resulted and may in the future result in an adverse impact on our revenues and profits.

There have been no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 11, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases.

Issuer Purchases of Equity Securities

On February 29, 2024, the Company announced that its board of directors had approved a repurchase program of up to $20.0 million of the Company’s common stock (the “March 2024 Repurchase Program”) beginning on March 4, 2024, and continuing through the earlier of March 4, 2025, or when all $20.0 million worth of shares have been repurchased. During the quarter ended March 31, 2025, the Company did not repurchase any shares of its common stock under the March 2024 Repurchase Program. The March 2024 Repurchase Program expired on March 4, 2025.

On March 13, 2025, the disinterested Board and Audit Committee approved the purchase of 1,700,000 shares of the Company's common stock from Thomas Sandgaard, at the closing market price on March 13, 2025 of $2.905 per share. The following table sets forth the Company’s purchases of common stock during the first quarter of 2025:

			Total Number of	In Thousands
			Shares	Maximum Value
			Purchased as	of Shares That
	Total	Average	Part of a	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plan	Plan

January 1 - January 31, 2025	—	$—	—	—

February 1 - February 28, 2025	—	$-	—	—

March 1 - March 31, 2025	1,700,000	$2.905	1,700,000	—

Quarter Total	1,700,000	$2.905	1,700,000	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

The Rule 10b5-1 sales plan previously established by Daniel Moorhead, the Chief Financial Officer of the Company, expired in accordance with its own terms on March 3, 2025.

During the three months ended March 31, 2025, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: April 29, 2025	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)