Form 10-K/A
period 2024-12-31
ZYNEX INC
filed 2025-07-24
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Zynex, Inc. (the "Company", "Zynex", or "we") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Original Form 10-K") with the Securities and Exchange Commission (the "SEC") on March 11, 2025. The Company is filing this Amendment No. 1 (this "Amendment") to the Original 10-K) in response to comments received from the Staff of Division of Corporate Finance, Office of Industrial Applications and Services of the SEC.

This Amendment includes revisions to the following items in the Original Form 10-K to address the Staff’s comments:

●	Item 1A. Risk Factors, to expand the disclosure to clarify the extent to which we have experienced any material adverse effects on our business or lost our right to participate in any government programs or private payor networks and to expand the disclosure about third-party payer reimbursements to disclose the extent to which we may be impacted.
●	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, to expand the critical accounting estimates disclosure.

This Amendment also includes expanded risk factor disclosure to disclose that the Company is responding to investigations and requests from various government organizations.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, and currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

This Amendment does not modify, amend or update in any way our consolidated financial statements and other disclosures set forth in the Original 10-K, and there have been no changes to the XBRL data filed in Exhibit 101 of the Original 10-K. In addition, except as specifically described above, this Amendment does not give effect to any subsequent events occurring after the filing of the Original 10-K, nor does this Amendment modify or update disclosures in the Original 10-K in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-K, and any such forward-looking.

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

Historically, we have not experienced any material adverse effects on our business or lost our right to participate in any government program or private payer networks related to reviews and audits. We are currently involved in a temporary payment suspension with Tricare. Cash collections from Tricare were $48.8 million and $38.8 million during the years ended December 31, 2024 and 2023, respectively. If the Company were to be required to repay all or any portion of the cash collections from 2024, 2023 or prior periods, it could have a material adverse effect on the Company.

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

We are currently involved in a temporary payment suspension with Tricare. Cash collections from Tricare were $48.8 million and $38.8 million during the years ended December 31, 2024, and 2023, respectively. If the Company were to be required to repay all or any portion of the cash collections from 2024, 2023 or prior periods, it could have a material adverse effect on the Company.

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

For decades, the Company has constantly been and is involved in various private insurance and governmental audits, investigations, and reviews related to its operations. We are currently responding to investigative demands, subpoenas and formal document and records requests from various government organizations, including the Department of Justice, Department of Health and Human Services-Office of Inspector General, California Department of Insurance, and Colorado Attorney General. To date, we continue to cooperate with these requests and submit responsive documents. These investigations and requests can lead to government actions, resulting in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure, or exclusion from participation in Medicare, Medicaid, or other government programs. Additionally, as a result of these investigations, healthcare providers and entities may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement, or Corporate Integrity Agreement (“CIA”). If we fail to comply with applicable laws, regulations, and rules, the Company’s financial condition and results of operations could be adversely affected. Furthermore, becoming subject to these governmental investigations, audits, and reviews may result in substantial costs and divert management’s attention from the business as we cooperate with the government authorities, regardless of whether the particular investigation, audit, or review leads to the identification of underlying issues.

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

The Company monitors the variability and uncertain timing over third-party payer types in our portfolios. If there is a change in our third-party payer mix over time, it could affect our net revenue and related receivables. We believe we have a sufficient history of collection experience to estimate the net collectible amounts by third-party payer type. However, changes to constraints related to billing adjustments and refund requests have historically fluctuated and may continue to fluctuate significantly from quarter to quarter and year to year. Our net revenue as a percentage of gross revenue for the years ended December 31, 2024 and 2023 were 11% and 12%, respectively. We collected 94% of our December 31, 2023 accounts receivable balance during 2024 and 98% through April 30, 2025.

During the quarter ended December 31, 2023, the Company had a change in the estimate of uncollectable receivables. An allowance was placed on a group of older receivables from a single payer. We continue to work with this payer and current collections are in line with expectations. The result of this change in allowance was a reduction of $6.2 million to net revenue ($4.6 million net of tax) or $0.14 per basic and diluted share for the three months ended December 31, 2023, and $0.13 per basic and diluted share for the year ended December 31, 2023.

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

10.4

Lease Agreement, effective February 16, 2023, between Two Maroon Circle Investors, LLC and Zynex, Inc. (incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10 - K filed on March 11, 2025)

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

10.9

Sublease Agreement between Zynex, Inc. and Cognizant Trizetto Software Group, Inc. dated April 8, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 9, 2021)

10.10

Stock Purchase Agreement by and among Kestrel Labs, Inc., Zynex Monitoring Solutions Inc., Zynex, Inc. and Selling Shareholders named herein dated as of December 22, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 23, 2021)

10.11

The Loan Agreement and accompanying documents dated December 22, 2021 among Bank of America N.A., Zynex Medical, Inc., and Zynex Monitoring Solutions (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 30, 2021)

10.12

Amendment to Stock Purchase Agreement by and among Kestrel Labs, Inc., Zynex Monitoring Solutions, Inc. And Selling Shareholders named therein dated as of July 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2023)

19.1

Insider Trading Policy, as initially adopted on February 26, 2004 and as amended, from time to time. (incorporated by reference to Exhibit 19.1 to the Company's annual report on Form 10 - K filed on March 11, 2025)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s annual report on Form 10 - K filed on March 11, 2025)

23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a14(a)/15d14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a14(a)/15d14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Zynex, Inc. Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on March 12, 2024)

101.INS*	XBRL Instance Document

Exhibit Number	Description

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith
†	Denotes management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYNEX, INC.

Date: July 24, 2025	By :	/s/ Thomas Sandgaard
Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

July 24, 2025	Thomas Sandgaard,	/s/ Thomas Sandgaard
Chairman, President, Chief Executive Officer and Principal Executive Officer

July 24, 2025	Daniel Moorhead	/s/ Daniel Moorhead
Chief Financial Officer and Principal Financial Officer

July 24, 2025	Barry D. Michaels	/s/ Barry D. Michaels
Director

July 24, 2025	Michael Cress	/s/ Michael Cress
Director

July 24, 2025	Joshua R. Disbrow	/s/ Joshua R. Disbrow
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