Form 10-Q/A
period 2025-03-31
ZYNEX INC
filed 2025-07-24
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Zynex, Inc. (the “Company”, “Zynex”, or “we”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Original Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on April 29, 2025. The Company is filing this Amendment No. 1 (this “Amendment”) to the Original 10-Q ) to in response to comments received from the Staff of Division of Corporate Finance, Office of Industrial Applications and Services of the SEC.

This Amendment includes revisions to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, to expand the recent events, net revenue and liquidity and capital resources disclosure in the Original Form 10-Q to address the Staff’s comments.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the exhibit list included in Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, and currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

This Amendment does not modify, amend or update in any way our consolidated financial statements and other disclosures set forth in the Original 10-Q, and there have been no changes to the XBRL data filed in Exhibit 101 of the Original 10-Q. In addition, except as specifically described above, this Amendment does not give effect to any subsequent events occurring after the filing of the Original 10-Q, nor does this Amendment modify or update disclosures in the Original 10-Q in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-Q, and any such forward-looking.

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

6

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

Recent Events

During the quarter ended March 31, 2025 the Company was notified that TriCare, one of our government payers, was temporarily suspending payments as they review prior claims. The suspension of Tricare payments is based on allegations of misrepresentation of supplies and equipment billed to the Tricare program; misrepresentation of diagnosis to justify a requirement for a TENS unit or lack of physician orders regarding the replenishment of supplies.

We held a meeting with Tricare in April 2025 and believe we had good evidence to get payments reinstated. In June 2025, the Company was notified by Tricare that the temporary payment suspension will continue while they conduct further review. TriCare historically represented approximately 20-25% of our annual revenue and cash collections from Tricare were $48.8 million and $38.8 million during the years ended December 31, 2024 and 2023, respectively. As directed by Tricare, we continue to support both existing patients and new patients as we receive their prescriptions. We recognized revenue of approximately $2.2 million for the quarter ended March 31, 2025, related to Tricare which equaled the cash received from Tricare during the period. All other fulfillments and related revenue during the first quarter have been fully reserved and we have no receivables related to Tricare as of March 31, 2025. We maintain a constraint for third-party payer refund requests but do not have a specific constraint related to prior Tricare payments as Tricare has not submitted a refund request.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2025, approximately $1.2 million of the decline in device revenue from the same period in 2024 is primarily related to the payment suspension from Tricare and the remainder is related to slightly lower collection rates on devices and a a 3% decrease in device orders due to trimming our sales force by 34% as we focus on sales rep productivity.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue decreased $17.8 million or 55% to $14.7 million for the three months ended March 31, 2025, from $32.5 million for the same period in 2024.

Approximately $8.4 million of the decrease in supplies revenue is primarily related to the temporary payment suspension from Tricare and the remainder is primarily related to a smaller patient base from slowing order growth in the second half of 2024 and decreased orders in the first quarter of 2025 as we trimmed our sales force to maximize efficiency.

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

Our $60 million outstanding convertible senior notes mature on May 15, 2026. Our cash balance and operating cash flows are not currently sufficient to redeem the notes and therefore the redemption is contingent on us obtaining the consent of the creditors or terminating, amending or refinancing the agreement governing the convertible senior notes. There can be no assurance that we will be able to amend or refinance the convertible senior notes and if we are able to, that the terms will be acceptable or advantageous to us. If we are unable to redeem or refinance the convertible senior notes it could have a material adverse impact on our operations.

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

The TriCare Payment Suspension could harm our reputation and impact operating results.

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

This suspension may increase the likelihood that the Company may be subjected to additional scrutiny in the future. The TriCare payment suspension, whether temporarily or on an indefinite or permanent basis, has resulted and may in the future result, in adverse impact on our revenues and profits.

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

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: July 24, 2025	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)