Form 10-Q
period 2025-06-30
ZYNEX INC
filed 2025-07-31
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 25, 2025
Common Stock, par value $0.001	30,297,442

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2025	December 31,
	(unaudited)	2024
ASSETS
Current assets
Cash and cash equivalents	$17,543	$39,631
Accounts receivable, net	10,345	18,022
Inventory, net	12,211	13,919
Prepaid expenses and other	5,501	3,607
Total current assets	45,600	75,179

Property and equipment, net	2,862	3,084
Operating lease asset	8,873	9,820
Finance lease asset	994	1,141
Deposits	408	408
Intangible assets, net of accumulated amortization	6,797	7,247
Goodwill	20,401	20,401
Deferred income taxes	—	4,799
Total assets	$85,935	$122,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,349	$7,091
Operating lease liability	4,217	4,030
Finance lease liability	290	287
Current portion of convertible senior notes, less issuance costs	59,074	—
Accrued payroll and related taxes	2,929	5,456
Total current liabilities	73,859	16,864

Convertible senior notes, less issuance costs	—	58,567
Operating lease liability	8,171	10,151
Finance lease liability	708	789
Deferred tax liabilities, net	1,936	—
Total liabilities	84,674	86,371

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,308,325 issued and 30,287,397 outstanding as of June 30, 2025, 42,233,415 issued and 31,878,512 outstanding as of December 31, 2024	30	32
Additional paid-in capital	94,009	93,088
Treasury stock of 11,556,758 and 9,856,758 shares at June 30, 2025 and December 31, 2024, respectively, at cost	(92,123)	(87,186)
Retained (deficit) earnings	(655)	29,774
Total stockholders’ equity	1,261	35,708
Total liabilities and stockholders’ equity	$85,935	$122,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
NET REVENUE
Devices	$11,034	$15,920	$22,932	$29,945
Supplies	11,256	33,963	25,936	66,469
Total net revenue	22,290	49,883	48,868	96,414

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	7,055	9,971	15,424	19,269
Sales and marketing	12,811	23,226	29,751	46,606
General and administrative	12,707	14,460	27,073	27,788
Total costs of revenue and operating expenses	32,573	47,657	72,248	93,663

Income (loss) from operations	(10,283)	2,226	(23,380)	2,751

Other income (expense)
Gain on disposal of assets	—	19	—	19
Interest expense, net	(834)	(630)	(1,537)	(1,142)
Other income (expense), net	(834)	(611)	(1,537)	(1,123)

Income (loss) from operations before income taxes	(11,117)	1,615	(24,917)	1,628
Income tax expense	8,916	398	5,512	401
Net income (loss)	$(20,033)	$1,217	$(30,429)	$1,227

Net income (loss) per share:
Basic	$(0.66)	$0.04	$(0.98)	$0.04
Diluted	$(0.66)	$0.04	$(0.98)	$0.04

Weighted average basic shares outstanding	30,258	31,762	30,927	32,053
Weighted average diluted shares outstanding	30,258	32,204	30,927	32,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,429)	$1,227
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,166	1,329
Amortization	963	928
Stock-based compensation	1,136	1,575
Non-cash lease expense	(586)	(467)
Provision (benefit) for deferred income taxes	6,735	(195)
Gain on disposal of assets	—	(19)
Change in operating assets and liabilities:
Accounts receivable	7,677	3,244
Prepaid and other assets	(1,493)	(805)
Accounts payable and other accrued expenses	(2,989)	(288)
Inventory	1,118	(3,327)
Deposits	(1)	—
Net cash provided by (used in) operating activities	(16,703)	3,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(197)	(290)
Net cash (used in) investing activities	(197)	(290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(79)	(148)
Cash dividends paid	—	(3)
Purchase of treasury stock	(4,939)	(15,625)
Excise tax payments on net treasury stock purchases	—	(473)
Proceeds from the issuance of common stock on stock-based awards	7	13
Taxes withheld and paid on equity awards	(177)	(359)
Net cash (used in) financing activities	(5,188)	(16,595)

Net decrease in cash	(22,088)	(13,683)
Cash and cash equivalents at beginning of period	39,631	44,579
Cash and cash equivalents at end of period	$17,543	$30,896

Supplemental disclosure of cash flow information:
Cash paid on interest, net	$(1,537)	$(630)
Cash paid for rent	$(2,338)	$(2,206)
Cash paid for income taxes	$(189)	$(1,325)
Supplemental disclosure of non-cash investing and financing activities:
Right-of use assets obtained in exchange for new operating lease liabilities	$218	$—
Right-of use assets obtained in exchange for new finance lease liabilities	$—	$346
Finance lease liabilities removed for cancelled leases	$—	$(73)
Right-of use assets obtained in exchange for lease incentive	$260	$—
Excise tax accrual	$(45)	$(18)
Inventory transferred to property and equipment under lease	$590	$1,043
Capital expenditures not yet paid	$11	$37
Prepaid expenses not yet paid	$666	$(101)
Non-cash dividend adjustment	$—	$(1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2023	32,933,776	$33	$90,878	$(71,562)	$26,780	$46,129
Exercised and vested stock-based awards	70,992	—	13	—	—	13
Stock-based compensation expense	—	—	734	—	—	734
Warrants exercised	20,000	—	—	—	—	—
Shares of common stock withheld to pay taxes on employees' equity awards	(23,041)	—	(240)	—	—	(240)
Purchase of treasury stock	(1,121,835)	(1)	—	(13,419)	—	(13,420)
Excise tax on net treasury stock purchases	—	—	(126)	—	—	(126)
Net income	—	—	—	—	10	10
Balance at March 31, 2024	31,879,892	$32	$91,259	$(84,981)	$26,790	$33,100
Exercised and vested stock-based awards	47,071	—	—	—	—	—
Stock-based compensation expense	—	—	841	—	—	841
Shares of common stock withheld to pay taxes on employees’ equity awards	(11,342)	—	(119)	—	—	(119)
Purchase of treasury stock	(189,879)	—	—	(2,205)	—	(2,205)
Excise tax on net treasury stock purchases	—	—	(18)	—	—	(18)
Net income	—	—	—	—	1,217	1,217
Balance at June 30, 2024	31,725,742	$32	$91,963	$(87,186)	$28,007	$32,816

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings (deficit)	Equity
Balance at December 31, 2024	31,878,512	$32	$93,088	$(87,186)	$29,774	$35,708
Exercised and vested stock-based awards	71,698	—	7	—	—	7
Stock-based compensation expense	—	—	577	—	—	577
Shares of common stock withheld to pay taxes on employees’ equity awards	(19,690)	—	(137)	—	—	(137)
Purchase of treasury stock	(1,700,000)	(2)	—	(4,937)	—	(4,939)
Excise tax on net treasury stock purchases	—	—	(46)	—	—	(46)
Net loss	—	—	—	—	(10,396)	(10,396)
Balance at March 31, 2025	30,230,520	$30	$93,489	$(92,123)	$19,378	$20,774
Exercised and vested stock-based awards	75,692	—	—	—	—	—
Stock-based compensation expense	—	—	559	—	—	559
Shares of common stock withheld to pay taxes on employees’ equity awards	(18,815)	—	(40)	—	—	(40)
Excise tax on net treasury stock purchases	—	—	1	—	—	1
Net loss	—	—	—	—	(20,033)	(20,033)
Balance at June 30, 2025	30,287,397	$30	$94,009	$(92,123)	$(655)	$1,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of June 30, 2025, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date. The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation). The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

In December 2021, the Company acquired 100% of Kestrel Labs, Inc. (“Kestrel”), a laser-based, noninvasive patient monitoring technology company. Kestrel’s laser-based products include the NiCOTM CO-Oximeter, a multi-parameter pulse oximeter, and HemeOxTM, a total hemoglobin oximeter that enables continuous arterial blood monitoring. During the three months ended June 30, 2025, the Company submitted a 510(k) application to the FDA for its NiCO™ device. HemeOx has yet to be presented to the FDA for market clearance. All activities related to Kestrel flow through the ZMS subsidiary.

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

During the six months ended June 30, 2025 and 2024, the Company generated all of its revenue in North America from sales and supplies of its devices to patients and healthcare providers.

Recent Events

During the quarter ended March 31, 2025 the Company was notified that Tricare, one of our government payers, was temporarily suspending payments as they review prior claims. The suspension of Tricare payments is based on allegations of misrepresentation of supplies and equipment billed to the Tricare program and misrepresentation of diagnoses to justify a requirement for a TENS unit or lack of physician orders regarding the replenishment of supplies.

We held a meeting with Tricare in April 2025 and believe we had good evidence to get payments reinstated. In June 2025, the Company was notified by Tricare that the temporary payment suspension will continue while they conduct further review. Tricare historically represented approximately 20-25% of the Company’s annual revenue and cash collections from Tricare were $48.8 million and $38.8 million during the years ended December 31, 2024 and 2023, respectively. As directed by Tricare, the Company continues to support both existing patients and new patients as prescriptions are received. The Company recognized revenue of approximately $0.6 million and $2.8 million for the three and six month periods ended June 30, 2025, respectively, related to Tricare which equaled the cash received from Tricare during the period. All other fulfillments and related revenue during the three and six months ended June 30, 2025 have been fully reserved and we have no receivables related to Tricare as of June 30, 2025. The Company maintains a constraint for third-

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

party payer refund requests but does not have a specific constraint related to prior Tricare payments as Tricare has not submitted a refund request.

Due to the temporary payment suspension and lack of clarity on the timing of a resolution, the Company restructured its workforce to align with its current revenue. During the quarter ended March 31, 2025 the Company decreased overall workforce by approximately 15%, which primarily affected employees in corporate departments. This staff reduction along with other expense reductions made during the second half of 2024 and the first quarter of 2025 will result in savings of approximately $35.0 million annually.

On June 18, 2025, the Company executed an additional reduction in its workforce affecting 86 corporate roles, or 14% of the Company’s total number of employees. The Company anticipates this reduction will result in approximately $5.0 million in annualized cost savings. Affected employees were informed of the reduction in work force on or about June 18, 2025. The total costs and cash expenditures for the reduction in workforce are estimated to be approximately $0.2 million, substantially all of which are related to employee severance costs and were recognized in the second quarter of 2025. The Company expects to pay the majority of these reduction in workforce costs in the second and third quarter of 2025.

SEC request for documents

On June 11, 2025, the Company received a voluntary (non-subpoena) request for documents from the Securities and Exchange Commission (the “SEC”) in connection with an investigation that it is conducting into the Company to determine whether violations of federal securities laws have occurred.  Subsequently, on June 30, 2025, the Company received a second voluntary request for documents from the SEC requesting additional documents and confirming that the basis of the request is to determine whether any violations of federal securities laws have occurred.  The Company is cooperating with the SEC in its investigation, and is, on a rolling basis, providing all responsive documents to both requests.

Liquidity and Going Concern

The Company has incurred net losses of $30.4 million for the six months ended June 30, 2025 compared with net income of $1.2 million during the same period in 2024. For the six months ended June 30, 2025, the Company had $17.5 in cash and cash equivalents and $10.3 million in accounts receivable. Based on the Company's cash and cash equivalents as of June 30, 2025, the Company's current and forecasted level of operations and cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the consent from creditors or terminating, amending or refinancing the agreements governing the Company’s $60.0 million outstanding convertible senior notes which mature on May 15, 2026 or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. The Company’s consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

There can be no assurance that we will be able to amend or refinance the convertible senior notes and if we are able to, that the terms will be acceptable or advantageous to us. If we are unable to redeem or refinance the convertible senior notes it could have a material adverse impact on our operations. In addition, there can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date the condensed consolidated financial statements are issued.

If we are not successful in improving our liquidity position, we may be required to significantly delay, scale back, or discontinue the development or commercialization of our product candidates, pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders, or file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, operating results and prospects.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Amounts as of December 31, 2024, are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2025 and the results of its operations and its cash flows for the periods presented. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are associated with the allowance for billing adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation, assumptions related to the valuation of long-lived assets, realizability of deferred tax assets and valuation allowances.

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company classifies investments with maturities of greater than three months but less than one year as short-term investments. Short-term investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the investments until maturity. Held-to-maturity investments are carried at amortized cost. Due to the short-term nature, the carrying amounts reported in the condensed consolidated balance sheet approximate fair value. As of June 30, 2025 and December 31, 2024, the Company had no short-term investments.

Accounts Receivable, Net

The Company’s accounts receivable represent unconditional rights to consideration and are generated when a patient receives one of the Company’s devices, related supplies, or complementary products. In conjunction with fulfilling the Company’s obligation to deliver a product, the Company invoices the patient’s third-party payer and/or the patient. Billing adjustments represent the difference between the list price and the reimbursement rates set by third-party payers, including Medicare, commercial payers, and amounts billed directly to the patient. Specific amounts, if uncollected over a period of time, may be written-off after several appeals, which in some cases may take longer than twelve months. Primarily all of the Company’s receivables are due from patients with commercial or government health plans and worker’s compensation claims, with a smaller portion related to private pay individuals, attorney, and auto claims. The Company maintains a constraint for third-party payer refund requests, deductions, and adjustments. See Note 13 – Concentrations for discussion of significant customer accounts receivable balances.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Revenue is derived from sales and leases of the Company’s electrotherapy devices and sales of related supplies and private labeled rehabilitation products. Device sales can be in the form of a purchase or a lease. Supplies needed for the device can be set up as a recurring shipment or ordered through the customer support team or online store as needed. The Company recognizes revenue when the performance obligation has been met and the product has been transferred to the patient, in the amount that reflects the consideration the Company expects to receive. In general, revenue from sales of devices and supplies is recognized once the product is delivered to the patient, which is when the performance obligation has been met and the product has been transferred to the patient.

Sales of devices and supplies are primarily shipped directly to the patient, with a small amount of revenue generated from sales to distributors. In the healthcare industry there is often a third party involved that will pay on the patients’ behalf for purchased or leased

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a breakdown of disaggregated net revenues for the three and six months ended June 30, 2025 and 2024 related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”), leases subject to ASC 842 – “Leases” (“ASC 842”), and supplies (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Device revenue
Purchased	$4,410	$8,036	$8,928	$14,552
Leased	6,624	7,884	14,004	15,393
Total device revenue	$11,034	$15,920	$22,932	$29,945
Supplies revenue	11,256	33,963	25,936	66,469
Total revenue	$22,290	$49,883	$48,868	$96,414

Revenues are estimated using a portfolio approach that includes two distinct portfolios. The first portfolio is based upon contracted rates, which have been minimal to date. The second portfolio approach is by third-party payer type based upon historical rates of collection, aging of receivables, trends in historical reimbursement rates by third-party payer types, and current relationships and experience with the third-party payers, which includes estimated constraints for third-party payer refund requests, deductions, allowance for uncollectible accounts, and billing allowance adjustments. Inherent in these estimates is the risk they will have to be revised as additional information becomes available and constraints are released. If initial estimates are updated, these changes are accounted for as increases or decreases in the transaction price. Assuming the underlying performance obligation to which the change in price relates has already been satisfied, those changes in transaction price are immediately recognized as increases or decreases in revenue (not credit losses (bad debt expense)) in the period in which the estimate changes. Additionally, the complexity of third-party payer billing arrangements, the uncertainty of reimbursement amounts for certain products from third-party payers, or unanticipated requirements to refund payments previously received may result in adjustments to amounts originally recorded. Settlements with third-party payers for retroactive revenue adjustments due to audits, reviews, or investigations are considered variable consideration and are included in the determination of the estimated transaction price using the expected amount method. These adjustments to transaction price are estimated based on the terms of the payment agreement with the payer, correspondence from the payer, and historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Due to continuing changes in the healthcare industry and third-party payer reimbursement, it is possible the Company’s forecasting model to estimate collections could change, which could have an impact on the Company’s results of operations and cash flows. Any differences between estimated and actual collectability are reflected in the period in which payment is received.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying condensed consolidated balance sheets, as well as operating

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized. “Naked credits” are deferred tax liabilities that have an indefinite reversal pattern, such as a deferred tax liability that relates to an asset with an indefinite useful life (e.g., land, goodwill, indefinite-lived intangible asset). Naked credits would not ordinarily serve as a source of income for the realization of deferred tax assets with a finite loss carryforward period. In situations when another source of taxable income is not available, a valuation allowance on deferred tax assets is necessary even though an entity may be in an overall net deferred tax liability position. In a situation when the deductible temporary difference is indefinite in nature, it may be appropriate to use a deferred tax liability related to an indefinite-lived asset as a source of income to support realization of a deferred tax asset in a jurisdiction with unlimited carryforward. This assumes that they are within the same jurisdiction, of the appropriate character, and that the deferred tax asset is realizable if the taxable income were to become available. Tax benefits are recognized from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

The Inflation Reduction Act (“IRA”) was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1 billion. This provision is effective for tax years beginning after December 31, 2022. The IRA did not have a material impact on our reported results, cash flows, or financial position during the period ended June 30, 2025.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The Company measures its debt at fair value which approximates book value as the debt bears market rates of interest. The valuation policies are determined by management, and the Company’s Board of Directors is informed of any policy change.

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

(4)   INVENTORY

The components of inventory are as follows (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$5,146	$5,525
Work-in-process	-	143
Finished goods	6,016	7,085
Inventory in transit	1,203	1,320
	12,365	14,073
Less: reserve	(154)	(154)
	$12,211	$13,919

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	June 30, 2025	December 31, 2024
Property and equipment
Office furniture and equipment	$3,271	$3,210
Assembly equipment	445	425
Vehicles	75	75
Leasehold improvements	1,955	1,893
Leased devices	846	815
Capital projects	246	182
Total property and equipment at cost	6,838	6,600
Less accumulated depreciation	(3,976)	(3,516)
Total property and equipment, net	$2,862	$3,084

Total depreciation expense related to property and equipment was $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024, was $0.6 million and $0.4 million, respectively.

Total depreciation expense related to devices out on lease was $0.3 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense related to devices out on lease was $0.6 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

(6)   GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended December 31, 2021 the Company completed the acquisition of Kestrel, which resulted in Goodwill of $20.4 million.

As of June 30, 2025, there was no change in the carrying amount of goodwill, and there were no impairment indicators of the Company’s net asset value.

The following table provides the summary of the Company’s intangible assets as of June 30, 2025.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2024	$10,000	$(2,753)	$7,247	8.00
Amortization expense		(450)	(450)
Acquired patents at June 30, 2025	$10,000	$(3,203)	$6,797	7.50

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated future amortization expense to be recognized over the remainder of 2025, next five fiscal years, and periods thereafter:

(In thousands)
July 1, 2025 through December 31, 2025	$458
2026	908
2027	908
2028	911
2029	908
Thereafter	2,704
Total future amortization expense	$6,797

(7)    EARNINGS (LOSS) PER SHARE

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

The calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings (loss) per share
Net income (loss)	$(20,033)	$1,217	$(30,429)	$1,227
Basic weighted average shares outstanding	30,258	31,762	30,927	32,053
Basic earnings (loss) per share	$(0.66)	$0.04	$(0.98)	$0.04

Diluted earnings (loss) per share
Net income (loss)	$(20,033)	$1,217	$(30,429)	$1,227
Weighted average shares outstanding	30,258	31,762	30,927	32,053
Effect of dilutive securities - options and restricted stock	—	442	—	463
Diluted weighted-average shares outstanding	30,258	32,204	30,927	32,516
Diluted earnings per share (loss)	$(0.66)	$0.04	$(0.98)	$0.04

For the three and six months ended June 30, 2025, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential common shares outstanding would be anti-dilutive. For the three and six months ended June 30, 2024, equity grants of 14,000 and 9,000 shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For both the three and six months ended June 30, 2025, and 2024 conversion options to purchase 5.6 million shares resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive (see Note 8 – Convertible Senior Notes).

(8)   CONVERTIBLE SENIOR NOTES

In May 2023, the Company issued $52.5 million aggregate principal amount of 5.00% Convertible Senior Notes due May 15, 2026 (the “2023 Convertible Senior Notes”). In May 2023, the Company issued an additional $7.5 million aggregate principal amount of the 2023 Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option. As of June 30, 2025 and

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, unamortized issuance costs of $0.9 million and $1.4 million, respectively, were included on the Company’s condensed consolidated balance sheets.

Interest on the 2023 Convertible Senior Notes is payable semiannually in arrears, beginning November 15, 2023. The 2023 Convertible Senior Notes will mature on May 15, 2026, unless earlier converted or repurchased. The Company may redeem for cash all, but not less than all, of the notes, at the Company’s option, on or after May 20, 2025 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The 2023 Convertible Senior Notes are direct, unsecured, and unsubordinated obligations of the Company, ranking equally with all of the Company’s other unsecured and unsubordinated indebtedness from time to time outstanding, and are effectively subordinated to all secured indebtedness of the Company.

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

The following table summarizes the minimum interest payments over the remainder of 2025 and next fiscal year until maturity in May 2026.

(In thousands)
2025	$1,500
2026	$1,500

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During both the three and six months ended June 30, 2025 and 2024 no stock option awards were granted under the 2017 Stock Plan. At June 30, 2025, the Company had 0.3 million stock options outstanding and exercisable under the following plans:

	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	1	1
2017 Stock Option Plan	328	328
Total	329	329

During the three and six months ended June 30, 2025, 0.1 million and 0.2 million shares of restricted stock were granted under the 2017 Stock Plan, respectively. During the three and six months ended June 30, 2024, 0.1 million and 0.2 million shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on restricted stock awards typically occur quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cost of Revenue	$11	$9	$21	$17
Sales and marketing expense	81	207	156	367
General, and administrative	467	625	959	1,191
Total stock-based compensation expense	$559	$841	$1,136	$1,575

The Company did not receive any proceeds related to option exercises during the three months ended June 30, 2025 and received proceeds of $0.1 million related to option exercises during the six months ended June 30, 2025. The Company received proceeds of $0.1 million related to option exercises during the three and six months ended June 30, 2024. No stock option awards were granted by the Company during either the three or six months ended June 30, 2025 and 2024.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity under all equity compensation plans for the six months ended June 30, 2025, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2024	335	$1.78	3.09	$2,086
Granted	—	—	—	—
Forfeited	(4)	3.06	—	—
Exercised	(2)	3.36	—	—
Outstanding and exercisable at June 30, 2025	329	$1.76	2.61	$330

A summary of restricted stock award activity under all equity compensation plans for the six months ended June 30, 2025, is presented below:

	Number of
	Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Outstanding at December 31, 2024	499	$10.28
Granted	162	3.38
Forfeited	(51)	8.68
Vested	(145)	9.35
Outstanding at June 30, 2025	465	$8.34

As of June 30, 2025, the Company had approximately $3.0 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.3 years.

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

(11)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits or expense from the tax impact of restricted stock vestings, true ups related to the filed

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

tax return, and valuation allowance charges. Discrete items adjusted for the three and six months ended June 30, 2025, primarily related to the valuation allowance charge, were $6.8 million and $7.0 million, respectively. For both the three and six months ended June 30, 2024 discrete items adjusted were minimal.  At June 30, 2025 and 2024, the Company is estimating an annual effective tax rate of approximately 6% and 25%, respectively. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was (22%) and 25% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the Company's effective tax rate for the six months ended June 30, 2025, compared to the same period in 2024, primarily relates to the valuation allowance related to the Company's deferred tax assets, change in income (loss) from operations before income tax, and partially offset by an increase in a deferred tax liability related to tax-deductible goodwill. For the three and six months ended June 30, 2025, the Company recorded an income tax expense of approximately $8.9 million and $5.5 million, respectively. For both the three and six months ended June 30, 2024, the Company recorded an income tax expense of $0.4 million.

The Company establishes valuation allowances for deferred income tax assets in accordance with U.S. GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, the Company considers the scheduled reversal of deferred tax liabilities and assets, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. As of June 30, 2025, the Company determined that it was more likely than not that certain deferred tax assets would not be realized due to reductions in estimates of future profitability and disclosure related to substantial doubt about the Company's ability to continue as a going concern.

Taxes of $0.2 million and $1.3 million were paid during the six months ended June 30, 2025 and 2024, respectively.

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

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.91% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 4.79% which was used to measure its finance lease liability. The weighted average remaining lease term was 2.90 years and 3.70 years for operating and finance leases, respectively, as of June 30, 2025.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
July 1, 2025 through December 31, 2025	$2,352	$231
2026	4,509	312
2027	4,319	264
2028	2,193	171
2029	—	121
Thereafter	—	—
Total undiscounted future minimum lease payments	$13,373	$1,099
Less: difference between undiscounted lease payments and discounted lease liabilities:	(985)	(101)
Total lease liabilities	$12,388	$998

The components of lease expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating lease expense
Cost of revenue - devices and supplies	$95	$94	$208	$190
General and administrative	581	570	1,137	1,152
Sales and marketing expense	208	219	415	435
Total operating lease expense	$884	$883	$1,760	$1,777

Finance lease expense
Total amortization of leased assets	$74	$45	$147	$95
Interest on lease liabilities	13	5	26	9
Total finance lease expense	$87	$50	$173	$104

(13)   CONCENTRATIONS

For the three months ended June 30, 2025, the Company sourced approximately 67% of the supplies for its electrotherapy products from four significant vendors. For the same period in 2024, the Company sourced approximately 49% of the supplies for its electrotherapy products from three significant vendors. Significant vendors provided at least 10% of the total value spent on the Company’s electrotherapy products during the period.

For the six months ended June 30, 2025, the Company sourced approximately 45% of supplies for its electrotherapy products from three significant vendors. For the same period in 2024, the Company sourced approximately 40% of supplies for its electrotherapy products from three significant vendors.

At June 30, 2025 and December 31, 2024, the Company had no gross receivables from any third-party payers that made up over 10% of the net accounts receivable balance.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently not a party to any material pending legal proceedings that would give rise to potential loss contingencies.

Certain Investigations and Other Matters

The Company regularly receives requests for information, including subpoenas, from regulators and governmental authorities such as the Securities and Exchange Commission (“SEC”), the Department of Justice (“DOJ”), and various local, state, and federal agencies. The ongoing requests for information include topics such as operations, compliance, finance, data privacy, and other matters related to the Company’s business, its personnel, and related parties. The Company routinely cooperates with such formal and informal requests for information, investigations, and other inquiries. To the Company’s knowledge, no government agency in any ongoing investigation has concluded that any wrongdoing occurred. The Company cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on the Company’s business, results of operations, prospects, cash flows, financial position or brand.

(15)   RELATED PARTIES

On March 13, 2025, the disinterested Board and Audit Committee approved the purchase of 1,700,000 common shares of ZYXI from Mr. Sandgaard, Chairman, President, Chief Executive Officer and Principal Executive Officer, at the closing market price on March 13, 2025 of $2.905 per share, resulting in a total transactional value of $4,938,500.

At the time of the aforementioned transaction, the disinterested Board and Audit Committee Members deemed it to be in the best interest of the Company to purchase the shares as they believe the current market price for the Company’s stock is undervalued and the Company’s cash position is such that the purchase of shares from Mr. Sandgaard is a good use of the Company’s funds at the time of each transaction. For the transaction, the following impacts were discussed before approval of the sale:

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

(16)   SUBSEQUENT EVENTS

Chief Executive Officer Update

On June 30, 2025, the Company announced that the the Board of Directors (the “Board”) of Zynex, Inc. (the “Company”) appointed Steven Dyson to serve as Chief Executive Officer of the Company, effective August 18, 2025. Mr. Dyson will succeed Thomas Sandgaard, who chose to retire his position as Chief Executive Officer, also effective August 18, 2025.

Mr. Sandgaard will remain actively involved with the Company in his continuing roles as Chairman of the Board and Chair of the Board’s Technology Committee.

In connection with his appointment as Chief Executive Officer, on May 23, 2025, Mr. Dyson entered into an employment agreement with the Company (the “Agreement”) pursuant to which his employment with the Company would commence on August 18, 2025. Pursuant to the Agreement, the Company agreed to pay Mr. Dyson an initial annual base salary of $750,000 and will be eligible for an annual discretionary bonus equal to up to one hundred percent (100%) of his base salary, subject to achievement of certain performance criteria established by the Compensation Committee of the Company’s Board of Directors. Mr. Dyson will also be entitled to participate in the Company’s employee benefit plans generally available to executive officers. In lieu of an initial and annual equity grants, Mr. Dyson will also be entitled to receive a success fee (as defined in the Agreement) in the event of a change of control of the Company (as defined in the Agreement). Mr. Dyson’s right to the success fee vests on each quarterly anniversary of his start date at the Company. The Agreement provides for certain benefits and payments to be made upon a termination of the Agreement as set forth therein. The Agreement includes certain restrictive covenants, including non-solicitation of employees and covenants not to compete.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Chief Financial Officer Update

On July 24, 2025, Dan Moorhead notified the Company of his decision to resign from his position as Chief Financial Officer of the Company, effective as of August 29, 2025. Mr. Moorhead’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

In connection with his resignation, Mr. Moorhead is expected to enter into a consulting agreement with the Company to assist with the transition of his responsibilities and to provide advisory support for a limited period of time. The terms of such agreement will be disclosed once finalized.

Thomas Sandgaard, the current Chairman and Chief Executive Officer, will be working with Steven Dyson, the Company’s incoming Chief Executive Officer, and the Board of Directors to identify and appoint a new Chief Financial Officer.

One Big Beautiful Bill Act

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful Bill Act” (OBBBA), which constitutes the enactment date under U.S. GAAP. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation, the introduction of the new Section 174A permitting immediate expensing of domestic research and experimental (R&E) expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA will be reflected in the Company’s financial statements for the quarter ended September 30, 2025. The Company is currently evaluating the impact of the OBBBA, and based on preliminary analysis, does not expect the new legislation to have a material effect on its consended consolidated financial statements.

Other Subsequent Events

Other than disclosed above, there were no additional subsequent events identified through July 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements involve risks and uncertainties. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources as well as analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may” “will” “should” “expect” “intend” “plan” “anticipate” “believe” “think” “estimate” “seek” “expect” “predict” “could” “project” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s 2024 Annual Report on Form 10-K and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission (the “SEC”).

Such risks and other factors also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), which we filed with the SEC on March 11, 2025, as subsequently amended on July 24, 2025, and our other filings with the SEC. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

The information and financial data discussed below is derived from our condensed consolidated financial statements for the quarterly period ended June 30, 2025, and 2024. The condensed consolidated financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Quarterly Report on Form 10-Q and with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Form 10-K and subsequently filed reports, which have previously been filed with the SEC.

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of June 30, 2025, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation). ZMS has developed a fluid monitoring system which received approval by the U.S. Food and Drug Administration (“FDA”) during 2020 and is still awaiting CE Marking in Europe. ZMS has achieved no revenues to date.The Company’s inactive subsidiaries include Zynex Europe, Zynex NeuroDiagnostics, Inc. (“ZND,” a wholly-owned Colorado corporation) and Pharmazy, Inc. (“Pharmazy”, a wholly-owned Colorado Corporation), which were incorporated in June 2015. The Company’s compounding pharmacy operated as a division of ZMI dba as Pharmazy through January 2016.

In December 2021, the Company acquired 100% of Kestrel Labs, Inc. (“Kestrel”), a laser-based, noninvasive patient monitoring technology company. Kestrel’s laser-based products include the NiCOTM CO-Oximeter, a multi-parameter pulse oximeter, and HemeOxTM, a total hemoglobin oximeter that enables continuous arterial blood monitoring. During the three months ended June 30, 2025, the Company submitted a 510(k) application to the FDA for its NiCO™ device. HemeOx has yet to be presented to the FDA for market clearance. All activities related to Kestrel flow through the ZMS subsidiary.

When used in this quarterly report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and our wholly-owned active subsidiaries, ZMI and ZMS.

Recent Developments

Chief Financial Officer Update

On July 24, 2025, Dan Moorhead notified the Company of his decision to resign from his position as Chief Financial Officer of the Company, effective as of August 29, 2025. Mr. Moorhead’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

In connection with his resignation, Mr. Moorhead is expected to enter into a consulting agreement with the Company to assist with the transition of his responsibilities and to provide advisory support for a limited period of time. The terms of such agreement will be disclosed once finalized.

Thomas Sandgaard, the current Chairman and Chief Executive Officer, will be working with Steven Dyson, the Company’s incoming Chief Executive Officer, and the Board of Directors to identify and appoint a new Chief Financial Officer.

Chief Executive Officer Update

On June 30, 2025, the Company announced that the the Board of Directors appointed Steven Dyson to serve as Chief Executive Officer of the Company, effective August 18, 2025. Mr. Dyson will succeed Thomas Sandgaard, who chose to retire his position as Chief Executive Officer, also effective August 18, 2025.

Mr. Sandgaard will remain actively involved with the Company in his continuing roles as Chairman of the Board and Chair of the Board’s Technology Committee.

In connection with his appointment as Chief Executive Officer, on May 23, 2025, Mr. Dyson entered into an employment agreement with the Company pursuant to which his employment with the Company would commence on August 18, 2025. Pursuant to the Agreement, the Company agreed to pay Mr. Dyson an initial annual base salary of $750,000 and will be eligible for an annual discretionary bonus equal to up to one hundred percent (100%) of his base salary, subject to achievement of certain performance criteria established by the Compensation Committee of the Company’s Board of Directors. Mr. Dyson will also be entitled to participate in the Company’s employee benefit plans generally available to executive officers. In lieu of an initial and annual equity grants, Mr. Dyson will also be entitled to receive a success fee (as defined in the Agreement) in the event of a change of control of the Company (as defined in the Agreement). Mr. Dyson’s right to the success fee vests on each quarterly anniversary of his start date at the Company. The Agreement provides for certain benefits and payments to be made upon a termination of the Agreement as set forth therein. The Agreement includes certain restrictive covenants, including non-solicitation of employees and covenants not to compete.

Workforce Reduction

On June 18, 2025, the Company executed a reduction in its workforce affecting 86 corporate roles, or 14% of the Company’s total number of employees. The Company anticipates this reduction will result in approximately $5 million in annualized cost savings. Affected employees were informed of the reduction in work force on or about June 18, 2025. The total costs and cash expenditures for the reduction in workforce are estimated to be approximately $0.2 million, substantially all of which are related to employee severance costs and were recognized in the second quarter of 2025. The Company expects to pay the majority of these reduction in workforce costs in the second and third quarter of 2025.

SEC request for documents

On June 11, 2025, the Company received a voluntary (non-subpoena) request for documents from the Securities and Exchange Commission (the “SEC”) in connection with an investigation that it is conducting into the Company to determine whether violations of federal securities laws have occurred.  Subsequently, on June 30, 2025, the Company received a second voluntary request for documents from the SEC requesting additional documents and confirming that the basis of the request is to determine whether any violations of federal securities laws have occurred.  The Company is cooperating with the SEC in its investigation, and is, on a rolling basis, providing all responsive documents to both requests.

Tricare Payment Suspension

During the quarter ended March 31, 2025, the Company was notified that TriCare, one of its government payers, was temporarily suspending payments as they review prior claims. The suspension of the Tricare payments is based on allegations of misrepresentation of supplies and equipment billed to the Tricare program; misrepresentation of diagnosis to justify a requirement for a TENS unit or lack of physician orders regarding the replenishment of supplies.

The Company held a meeting with Tricare in April 2025 and believes it had good evidence to get the payments reinstated. In June 2025, the Company was notified by Tricare that the temporary payment suspension will continue while they conduct further review.

RESULTS OF OPERATIONS

Summary

Net revenue was $22.3 million and $49.9 million for the three months ended June 30, 2025 and 2024, respectively, and $48.9 million and $96.4 million for the six months ended June 30, 2025 and 2024, respectively. Net revenue decreased $27.6 million for the three months ended June 30, 2025 from the same period in 2024. For the six months ended June 30, 2025, net revenue decreased 49% or $47.5 million compared to the same period in 2024. For the three and six months ended June 30, 2025, device orders decreased 20% and 12%, respectively, from the same periods in 2024.

Net loss was $20.0 million for the three months ended June 30, 2025 compared with net income of $1.2 million during the same period in 2024. Net loss was $30.4 million for the six months ended June 30, 2025 compared with net income of $1.2 million during the same period in 2024. Cash used in operating activities was $16.7 million during the six months ended June 30, 2025 compared to cash provided by operating activities of $3.2 million during the same period in 2024. Working capital deficit was $28.3 million as of June 30, 2025 and working capital was $58.3 million as of December 31, 2024.

Net Revenue

Net revenues are comprised of device and supply sales, constrained by estimated third-party payer reimbursement deductions. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of third-party payer insurance claims and other customer collection history. Product device revenue is primarily comprised of sales and rentals of our electrotherapy products and also includes private labeled rehabilitation products such as our cervical traction, lumbar support and hot/cold therapy products.

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

Net revenue decreased $27.6 million to $22.3 million for the three months ended June 30, 2025, from $49.9 million for the same period in 2024. Net revenue decreased $47.5 million or 49% to $48.9 million for the six months ended June 30, 2025 from $96.4 million for the same period in 2024. For the three and six months ended June 30, 2025, the decline in net revenue from the same period in 2024 is primarily related to the temporary payment suspension from Tricare and the decline in device orders during the same periods in 2024. During the payment suspension, we are required to fulfill orders related to new prescriptions for Tricare patients as well as continue to serve existing patients with needed supplies.

Device Revenue

Device revenue is related to the sale or lease of our electrotherapy or private-labeled products. Device revenue decreased $4.9 million or 31% to $11.0 million for the three months ended June 30, 2025, from $15.9 million for the same period in 2024. For the three months ended June 30, 2025, approximately $1.6 million of the decline in device revenue from the same period in 2024 is related to the payment suspension from Tricare and the remainder is related to slightly lower collection rates on devices and a 20% decrease in device orders due to trimming our sales force by 50% as we focus on sales rep productivity.

Device revenue decreased $7.0 million or 23% to $22.9 million for the six months ended June 30, 2025, from $29.9 million for the same period in 2024.

For the six months ended June 30, 2025, approximately $2.8 million of the decline in device revenue from the same period in 2024 is related to the payment suspension from Tricare and the remainder is related to slightly lower collection rates on devices and a 12% decrease in device orders due to trimming our sales force by 50% as we focus on sales rep productivity.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue decreased $22.7 million or 67% to $11.3 million for the three months ended June 30, 2025, from $34.0 million for the same period in 2024. Approximately $11.2 million of the decrease in supplies revenue during the three months ended June 30, 2025 is related to the temporary payment suspension from Tricare and the remainder is primarily related to a smaller patient base from slowing order growth in the second half of 2024 and decreased orders in 2025 as we trimmed our sales force to maximize efficiency.

Supplies revenue decreased $40.5 million or 61% to $25.9 million for the six months ended June 30, 2025, from $66.5 million for the same period in 2024. Approximately $19.6 million of the decrease in supplies revenue is related to the temporary payment suspension from Tricare during the six months ended June 30, 2025 and the remainder is primarily related to a smaller patient base from slowing order growth in the second half of 2024 and decreased orders in 2025 as we trimmed our sales force to maximize efficiency.

Operating Expenses

Cost of Revenue – Devices and Supplies

Cost of revenue – devices and supplies consist primarily of device and supply costs, facilities, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended June 30, 2025 decreased $2.9 million or 29% to $7.1 million from $10.0 million from the same period in 2024. As a percentage of revenue, cost of revenue – devices and supplies increased to 32% from 20% for the three months ended June 30, 2025 and 2024, respectively.

Cost of revenue for the six months ended June 30, 2025 decreased $3.8 million or 20% to $15.4 million from $19.3 million for the same period in 2024. As a percentage of revenue, cost of revenue – device and supply increased to 32% from 20% for the six months ended June 30, 2025 and 2024.

The decrease in cost of revenue – device and supply in the three and six months ended June 30, 2025 and 2024 is due to lower orders and fewer products shipped. The increase in cost of revenue – devices and supplies as percentage of revenue for the three and six months ended June 30, 2025 compared to the same periods in 2024 is due to the decrease in revenue.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee-related costs, including commissions and other direct costs associated with these personnel including travel expenses, marketing, and related expenses.

Sales and marketing expense for the three months ended June 30, 2025 decreased $10.4 million or 45% to $12.8 million from $23.2 million for the same period in 2024. The decrease in sales and marketing expense is primarily due to lower employee compensation expenses related to decreased headcount in the sales force. As a percentage of revenue, sales and marketing expense increased to 57% from 47% for the three months ended June 30, 2025 and 2024, respectively, primarily due to the decreased revenue during the period.

Sales and marketing expense for the six months ended June 30, 2025 decreased $16.9 million or 36% to $29.8 million from $46.6 million for the same period in 2024. The decrease in sales and marketing expense is primarily due to lower employee compensation expenses related to decreased headcount in the sales force and associated expenses. As a percentage of revenue, sales and marketing expense increased to 61% from 48% for the six months ended June 30, 2025 and 2024, respectively. The increase as a percentage of revenue is primarily due to the decrease in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities, travel expenses, professional fees, depreciation, and amortization. General and administrative expense for the three months ended June 30, 2025 decreased $1.9 million or 12% to $12.7 million from $14.5 million for the same period in 2024. As a percentage of revenue, general and administrative expense increased to 57% for the three months ended June 30, 2025 from 29% for the same period in 2024.

General and administrative expense for the six months ended June 30, 2025 decreased $0.7 million or 3% to $27.1 million from $27.8 million for the same period in 2024. As a percentage of revenue, general and administrative expense increased to 55% for the six months ended June 30, 2025 from 29% for the same period in 2024.

The decrease in general and administrative expense for the three and six months ended June 30, 2025 compared to the same periods in 2024 are primarily due to lower headcount within the Company’s billing and corporate departments, partially offset by increased professional fees. The increase as a percentage of revenue is primarily due to decreased revenue.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was (80)% and (22)% the three and six months ended June 30, 2025, respectively. Discrete items adjusted, primarily related to the valuation allowance charge, were $27.2 million, respectively for both the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, discrete items were minimal. The Company recorded income tax expense of $8.9 million and $5.5 million for the three and six months ended June 30, 2025, respectively. The Company recorded income tax expense of $0.4 million for both the three and six months ended June 30, 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our future results are subject to substantial risks and uncertainties. We have historically financed operations through cash flows from operations, debt and equity transactions. At June 30, 2025, our principal source of liquidity was $17.5 million in cash and cash equivalents and $10.3 million in accounts receivable.

Net cash used in operating activities for the six months ended June 30, 2025 was $16.7 million compared with net cash provided by operating activities of $3.2 million for the six months ended June 30, 2024. The decrease in our cash provided by operating activities for the six months ended June 30, 2025 was primarily due to lower net income as result of the temporary payment suspension from Tricare. The decrease was partially offset by the decrease in accounts receivable for the six months ended June 30, 2025 compared to the same period in 2024.

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $0.2 million and $0.3 million, respectively. Cash used in investing activities for the six months ended June 30, 2025 and 2024 was primarily related to the purchases of property and equipment related to the build out of our facility in Englewood for the operations of ZMS.

Net cash used in financing activities for the six months ended June 30, 2025 was $5.2 million compared with net cash used in financing activities of $16.6 million for the same period in 2024. Net cash used in financing activities for the six months ended June 30, 2025 was primarily due to purchases of $4.9 million in treasury stock. Net cash used in financing activities for the six months ended June 30, 2024 was primarily due to purchases of treasury stock of $15.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 to the condensed consolidated financial statements located within our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 11, 2025, as subsequently amended on July 24, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of June 30, 2025. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company intends to vigorously defend itself in the following matters; however, we cannot predict the outcome or impact. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with the following claims, unless noted.

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

Shareholder Derivative Complaint

On July 9, 2025, a shareholder derivative action was filed against Thomas Sandgaard, Daniel Moorhead, Joshua Disbrow, Michael Cress, Barry Michaels, officers and directors of the Company, and the Company, in the U.S. District Court for the District of Colorado, alleging breaches of ficuciary duties, waste of corporate assets, unjust enrichment, gross mismanagement, and/or the aiding and abetting thereof, as well as violations of Section 14(a) of the Securities Exchange Act of 1934. The complaint seeks restitution and an order from the Court disgorging all profits – including benefits, performance-based, valuation-based, other compensation, and insider proceeds – obtained by the individual defendents due to their wrongful conduct and breach of fiduciary duties.

Other Legal Proceedings

Other than disclosed above, we are not a party to any other material pending legal proceedings.

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

During the quarter ended March 31, 2025, the Company was notified that Tricare, one of our government payers, was temporarily suspending payments as they review prior claims. In response, we held a meeting with Tricare in April 2025 and believe we had good evidence to get payments reinstated. In June 2025, the Company was notified by Tricare that the temporary payment suspension will continue while they conduct further reviewTricare historically represented approximately 20-25% of our annual revenue.

The Tricare payment suspension, whether temporarily or on an indefinite or permanent basis, has resulted and may in the future result in an adverse impact on our revenues and profits.

Our management has concluded that we may not be able to continue as a going concern if we are not able to raise sufficient capital, reduce expenditures and/or execute on its business plan.

We have incurred net losses of $30.4 million for the six months ended June 30, 2025 compared with net income of $1.2 million during the same period in 2024. For the six months ended June 30, 2025, we had $17.5 in cash and cash equivalents and $10.3 million in accounts receivable. Based on the Company's cash and cash equivalents as of June 30, 2025, the Company's current and forecasted level of operations and cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the consent from creditors or terminating, amending or refinancing the agreements governing the Company’s $60.0 million outstanding convertible senior notes which mature on May 15, 2026 or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Our condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

There can be no assurance that we will be able to amend or refinance the convertible senior notes and if we are able to, that the terms will be acceptable or advantageous to us. If we are unable to redeem or refinance the convertible senior notes it could have a material adverse impact on our operations. In addition, there can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date the condensed consolidated financial statements are issued.

If we are not successful in improving our liquidity position, we may be required to significantly delay, scale back, or discontinue the development or commercialization of our product candidates, pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders, or file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, operating results and prospects.

We may incur substantial costs and receive adverse outcomes in litigation, regulatory investigations, and other legal matters.

Our business, financial condition and results of operations could be materially adversely affected by unfavorable results in pending or future litigation, regulatory investigations, and other legal matters. In March 2025, a securities fraud class action was filed against us, our Chairman, Thomas Sandgaard, and Chief Financial Officer, Daniel Moorhead, which alleges in part that we and the individual defendants failed to disclose material adverse facts about the Company’s business, and that the Company had inflated its revenue as a result, violating Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5. The complaint also alleges that the Company concealed that its filing of false claims drew scrutiny from insurers, and that it was reasonably likely the Company would face adverse consequences, including removal from insurance networks and penalties from the federal government. In addition, on July 9, 2025, a shareholder derivative action was filed against Messrs. Sandgaard, and Moorhead and our directors alleging breaches of fiduciary duties, waste of corporate assets, unjust enrichment, gross mismanagement, and/or the aiding and abetting thereof, as well as violations of Section 14(a) of the Securities Exchange Act of 1934.We intend to vigorously defend the claims made in these lawsuits; however, the ultimate resolution cannot be predicted, and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation.

Also, in June 2025, we received two voluntary (non-subpoena) requests for documents from the SEC in connection with an investigation that it is conducting into the Company to determine whether violations of federal securities laws have occurred. We are cooperating with the SEC in its investigation, and are, on a rolling basis, providing all responsive documents to both requests. We cannot predict the outcome of any particular proceeding, or whether the SEC investigation will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, or civil or criminal proceedings against us or members of our senior management.

We are also currently responding to investigative demands, subpoenas and formal document and records requests from various government organizations, including the Department of Justice, Department of Health and Human Services-Office of Inspector General, California Department of Insurance, and Colorado Attorney General. To date, we continue to cooperate with these requests and submit responsive documents. These investigations and requests can lead to government actions, resulting in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure, or exclusion from participation in Medicare, Medicaid, or other government programs. Additionally, as a result of these investigations, we may face litigation or have to agree to settlements that can include monetary penalties and onerous compliance and reporting requirements as part of a consent decree or Corporate Integrity Agreement.

Litigation matters and regulatory investigations, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention and may materially adversely affect our reputation and demand for our products. We cannot predict with certainty the eventual outcome of pending or future legal matters. An adverse outcome of litigation or legal matters could result in us being responsible for significant damages. Any of these negative effects resulting from litigation, regulatory investigations and other legal matters could materially adversely affect our business, financial condition and results of operations.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results and adversely affect our financial condition.

We are subject to taxes by the U.S. federal, state, and local tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowance;
●	changes in tax laws, regulations, or interpretations thereof; or
●	future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.

In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Other than disclosed above, there have been no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 11, 2025, as subsequently amended on July 24, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement, dated May 23, 2025, between Zynex, Inc. and Steven Dyson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 2, 2025)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 2, 2025)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

/s/ Daniel J. Moorhead
Dated: July 31, 2025	Daniel J. Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)