Form 10-Q
period 2025-09-30
ZYNEX INC
filed 2025-11-17
CIK 846475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 11, 2025
Common Stock, par value $0.001	30,388,635

ZYNEX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZYNEX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2025	December 31,
	(unaudited)	2024
ASSETS
Current assets
Cash and cash equivalents	$13,259	$39,631
Accounts receivable, net	6,695	18,022
Inventory, net	11,991	13,919
Prepaid expenses and other	5,071	3,607
Total current assets	37,016	75,179

Property and equipment, net	1,287	3,084
Operating lease asset	5,788	9,820
Finance lease asset	921	1,141
Deposits	310	408
Intangible assets, net of accumulated amortization	—	7,247
Goodwill	—	20,401
Deferred income taxes	—	4,799
Total assets	$45,322	$122,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,523	$7,091
Operating lease liability	4,153	4,030
Finance lease liability	283	287
Current portion of convertible senior notes, less issuance costs	59,334	—
Accrued payroll and related taxes	2,553	5,456
Total current liabilities	78,846	16,864

Convertible senior notes, less issuance costs	—	58,567
Operating lease liability	7,208	10,151
Finance lease liability	640	789
Total liabilities	86,694	86,371

Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,439,614 issued and 30,336,201 outstanding as of September 30, 2025, 42,233,415 issued and 31,878,512 outstanding as of December 31, 2024	30	32
Additional paid-in capital	94,290	93,088
Treasury stock of 11,556,758 and 9,856,758 shares at September 30, 2025 and December 31, 2024, respectively, at cost	(92,123)	(87,186)
Retained (deficit) earnings	(43,569)	29,774
Total stockholders’ equity (deficit)	(41,372)	35,708
Total liabilities and stockholders’ equity	$45,322	$122,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
NET REVENUE
Devices	$7,057	$14,858	$29,989	$44,803
Supplies	6,303	35,108	32,239	101,577
Total net revenue	13,360	49,966	62,228	146,380

COSTS OF REVENUE AND OPERATING EXPENSES
Costs of revenue - devices and supplies	5,281	10,177	20,705	29,446
Sales and marketing	9,479	20,713	39,230	67,319
General and administrative	11,822	15,274	38,895	43,062
Impairment charges	30,740	—	30,740	—
Total costs of revenue and operating expenses	57,322	46,164	129,570	139,827

Income (loss) from operations	(43,962)	3,802	(67,342)	6,553

Other income (expense)
Gain on disposal of assets	—	—	—	19
Interest expense, net	(890)	(625)	(2,427)	(1,767)
Other income (expense), net	(890)	(625)	(2,427)	(1,748)

Income (loss) from operations before income taxes	(44,852)	3,177	(69,769)	4,805
Income tax (benefit) expense	(1,938)	795	3,574	1,196
Net income (loss)	$(42,914)	$2,382	$(73,343)	$3,609

Net income (loss) per share:
Basic	$(1.42)	$0.07	$(2.39)	$0.11
Diluted	$(1.42)	$0.07	$(2.39)	$0.11

Weighted average basic shares outstanding	30,314	31,775	30,721	31,960
Weighted average diluted shares outstanding	30,314	32,088	30,721	32,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(73,343)	$3,609
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,697	1,967
Amortization	1,454	1,402
Impairment charges	30,740	—
Stock-based compensation	1,453	2,345
Non-cash lease expense	(873)	(750)
Provision (benefit) for deferred income taxes	4,799	(664)
Gain on disposal of assets	—	(19)
Change in operating assets and liabilities:
Accounts receivable	11,327	5,215
Prepaid and other assets	(1,495)	106
Accounts payable and other accrued expenses	57	1,161
Inventory	1,174	(4,096)
Deposits	(1)	—
Net cash provided by (used in) operating activities	(23,011)	10,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(215)	(362)
Net cash used in investing activities	(215)	(362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance lease obligations	(153)	(203)
Cash dividends paid	—	(9)
Purchase of treasury stock	(4,939)	(15,625)
Excise tax payments on net treasury stock purchases	—	(473)
Net borrowings under accounts receivable financing	2,153	—
Proceeds from the issuance of common stock on stock-based awards	7	13
Taxes withheld and paid on equity awards	(214)	(566)
Net cash used in financing activities	(3,146)	(16,863)

Net decrease in cash	(26,372)	(6,949)
Cash and cash equivalents at beginning of period	39,631	44,579
Cash and cash equivalents at end of period	$13,259	$37,630

Supplemental disclosure of cash flow information:
Cash paid on interest, net	$(1,677)	$(1,017)
Cash paid for rent	$(3,514)	$(3,358)
Cash paid for income taxes	$(189)	$(2,098)
Supplemental disclosure of non-cash investing and financing activities:
Right-of use assets obtained in exchange for new operating lease liabilities	$218	$—
Right-of use assets obtained in exchange for new finance lease liabilities	$—	$831
Finance lease liabilities removed for cancelled leases	$—	$(73)
Right-of use assets obtained in exchange for lease incentive	$260	$—
Excise tax accrual	$(44)	$(10)
Inventory transferred to property and equipment under lease	$754	$1,494
Capital expenditures not yet paid	$4	$16
Prepaid expenses not yet paid	$271	$168
Non-cash dividend adjustment	$—	$(3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2023	32,933,776	$33	$90,878	$(71,562)	$26,780	$46,129
Exercised and vested stock-based awards	70,992	—	13	—	—	13
Stock-based compensation expense	—	—	734	—	—	734
Warrants exercised	20,000	—	—	—	—	—
Shares of common stock withheld to pay taxes on employees' equity awards	(23,041)	—	(240)	—	—	(240)
Purchase of treasury stock	(1,121,835)	(1)	—	(13,419)	—	(13,420)
Excise tax on net treasury stock purchases	—	—	(126)	—	—	(126)
Net income	—	—	—	—	10	10
Balance at March 31, 2024	31,879,892	$32	$91,259	$(84,981)	$26,790	$33,100
Exercised and vested stock-based awards	47,071	—	—	—	—	—
Stock-based compensation expense	—	—	841	—	—	841
Shares of common stock withheld to pay taxes on employees’ equity awards	(11,342)	—	(119)	—	—	(119)
Purchase of treasury stock	(189,879)	—	—	(2,205)	—	(2,205)
Excise tax on net treasury stock purchases	—	—	(18)	—	—	(18)
Net income	—	—	—	—	1,217	1,217
Balance at June 30, 2024	31,725,742	$32	$91,963	$(87,186)	$28,007	$32,816
Exercised and vested stock-based awards, net of tax	97,458	—	—	—	—	—
Stock-based compensation expense	—	—	770	—	—	770
Shares of common stock withheld to pay taxes on employees’ equity awards	60,000	—	3	—	—	3
Purchase of treasury stock	(43,108)	—	(207)	—	—	(207)
Excise tax on net treasury stock purchases	—	—	9	—	—	9
Net income	—	—	—	—	2,382	2,382
Balance at September 30, 2024	31,840,092	$32	$92,538	$(87,186)	$30,389	$35,773

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings (Deficit)	Equity (Deficit)
Balance at December 31, 2024	31,878,512	$32	$93,088	$(87,186)	$29,774	$35,708
Exercised and vested stock-based awards	71,698	—	7	—	—	7
Stock-based compensation expense	—	—	577	—	—	577
Shares of common stock withheld to pay taxes on employees’ equity awards	(19,690)	—	(137)	—	—	(137)
Purchase of treasury stock	(1,700,000)	(2)	—	(4,937)	—	(4,939)
Excise tax on net treasury stock purchases	—	—	(46)	—	—	(46)
Net loss	—	—	—	—	(10,396)	(10,396)
Balance at March 31, 2025	30,230,520	$30	$93,489	$(92,123)	$19,378	$20,774
Exercised and vested stock-based awards	75,692	—	—	—	—	—
Stock-based compensation expense	—	—	559	—	—	559
Shares of common stock withheld to pay taxes on employees’ equity awards	(18,815)	—	(40)	—	—	(40)
Excise tax on net treasury stock purchases	—	—	1	—	—	1
Net loss	—	—	—	—	(20,033)	(20,033)
Balance at June 30, 2025	30,287,397	$30	$94,009	$(92,123)	$(655)	$1,261
Exercised and vested stock-based awards	65,265	—	—	—	—	—
Stock-based compensation expense	—	—	317	—	—	317
Shares of common stock withheld to pay taxes on employees’ equity awards	(16,461)	—	(37)	—	—	(37)
Excise tax on net treasury stock purchases	—	—	1	—	—	1
Net loss	—	—	—	—	(42,914)	(42,914)
Balance at September 30, 2025	30,336,201	$30	$94,290	$(92,123)	$(43,569)	$(41,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

Organization

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. The term “the Company” refers to Zynex, Inc. and its active and inactive subsidiaries. The Company operates in one primary business segment, medical devices which include electrotherapy and pain management products. As of September 30, 2025, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company conducts most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation).

Nature of Business

Zynex Medical

Through ZMI, the Company designs, manufactures, and markets medical devices that treat chronic and acute pain, as well as activate and exercise muscles for rehabilitative purposes with electrical stimulation. The Company’s devices are intended for pain management to reduce reliance on medications and provide rehabilitation and increased mobility through the utilization of non-invasive muscle stimulation, electromyography technology, interferential current (“IFC”), neuromuscular electrical stimulation (“NMES”) and transcutaneous electrical nerve stimulation (“TENS”). All of the Company’s medical devices are designed to be patient friendly and designed for home use. The devices are small, portable, battery operated, and include an electrical pulse generator which is connected to the body via electrodes. All of the medical devices are marketed in the U.S. and are subject to FDA regulation and approval. All of the products require a physician’s prescription before they can be dispensed in the U.S. The Company’s primary product is the NexWave device. The NexWave device is marketed to physicians and therapists by the Company’s field sales representatives. The NexWave requires consumable supplies, such as electrodes and batteries, which are shipped to patients on a recurring monthly basis, as needed. The Company also distributes private labeled complementary rehabilitation products such as back, knee and wrist braces, cervical and lumbar traction, and hot/cold therapy (“private labeled rehabilitation products”).

During the nine months ended September 30, 2025 and 2024, the Company generated all of its revenue in North America from sales of its devices and supplies to patients and healthcare providers.

Zynex Monitoring Solutions

Through ZMS, the Company has developed a laser-based, noninvasive monitoring technology (acquired through Kestrel Labs, Inc.) and previously submitted a 510(k) application for its NiCO™ CO-Oximeter (“NiCO”) to the U.S. Food and Drug Administration. In light of the Company’s revised commercialization strategy for NiCO, discussed below, the Company is seeking a commercialization partner to pursue market entry rather than commercializing the device independently.

Recent Events

Zynex Monitoring Solutions

On October 1, 2025, the Company announced a change to the commercialization strategy for its ZMS subsidiary, which develops noninvasive, laser-based patient-monitoring technologies acquired through the December 2021 purchase of Kestrel Labs, Inc. The Company determined it would no longer independently commercialize NiCO. Instead, the Company plans to pursue commercialization through one or more strategic partners.

As part of this initiative, the Company implemented a workforce reduction within ZMS on October 1, 2025, eliminating substantially all positions and ceasing most internal R&D and manufacturing activities. On November 1, 2025, the Company eliminated all remaining positions within ZMS and ceased independent operations. As a result, the Company expects to incur aggregate pre-tax cash severance charges of approximately $0.7 million in the fourth quarter of 2025. The Company recognized pre-tax non-cash asset impairment charges of $30.7 million, during the quarter ended September 30, 2025, primarily related to goodwill, definite-lived intangible assets and certain fixed assets associated with the ZMS business (See Note 7 – Impairment).

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tricare and workforce reductions

During the quarter ended March 31, 2025 the Company was notified that the Defense Health Agency (“DHA”) was temporarily suspending Tricare claims processing and payments to the Company pursuant to 32 C.F.R. § 199.9(h). DHA informed the Company that the suspension is based on allegations that the Company misrepresented claims for supplies and equipment billed to the Tricare program, that the Company misrepresented diagnoses to justify a requirement for TENS units, and that the Company lacked physician orders supporting the medical need for the replenishment of TENS supplies.

In response to the ongoing temporary suspension of payments and the related uncertainty regarding the timing of resolution, the Company implemented a workforce reduction of approximately 15% of the Company’s total number of employees during the quarter ended March 31, 2025, to align its operating expenses with current revenue levels.

In April 2025, the Company met with DHA to present evidence in opposition to the temporary Tricare payment suspension. In June 2025, DHA notified the Company that the temporary Tricare payment suspension would continue pending completion of DHA’s investigation. Also in June 2025, the Company executed a further workforce reduction affecting 86 corporate roles, representing approximately 14% of its total employees. During the quarter ended September 30, 2025, the Company determined that the prior workforce reduction had negatively impacted device orders and corresponding supplies, new patients onboarding and order completion and, as a result, rehired certain previously impacted employees to support service levels.

Tricare historically represented approximately 20-25% of the Company’s annual revenue and cash collections from Tricare were $48.8 million and $38.8 million during the years ended December 31, 2024 and 2023, respectively. Because DHA informed the Company that any participation agreement with its patients remains in full force and effect, the Company continues to support both existing patients and new patients as prescriptions are received.

During the nine months ended September 30, 2025, the Company received $2.2 million in payments from TriWest Healthcare Alliance (“TriWest”), the contractor for the Tricare West Region, and $0.6 million in payments from Humana Military, the contractor for the Tricare East Region. TriWest and Humana Military have sought repayment of these amounts. The Company reduced its revenue by $2.8 million during the quarter ended September 30, 2025 related to Tricare payments it received from TriWest and Humana Military during the time period of the Company’s Tricare payment suspension. During the nine months ended September 30, 2025, as a result of the adjustment, the Company did not recognize any revenue from Tricare, all other fulfillments and related revenue have been fully reserved and we have no reported receivables related to Tricare as of September 30, 2025.

SEC request for documents

On June 11, 2025, the Company received a voluntary (non-subpoena) request for documents from the Securities and Exchange Commission (the “SEC”) in connection with an investigation that it is conducting into the Company to determine whether violations of federal securities laws have occurred.  Subsequently, on June 30, 2025 and September 4, 2025, the Company received additional voluntary requests for documents from the SEC.  The Company is cooperating with the SEC in its investigation, and is, on a rolling basis, providing all responsive documents to the requests.

Liquidity and Going Concern

The Company has incurred net losses of $73.3 million for the nine months ended September 30, 2025 compared with net income of $3.6 million during the same period in 2024. As of September 30, 2025, the Company had $13.3 million in cash and cash equivalents and $6.7 million in accounts receivable. As discussed herein, the Company is also subject to an ongoing suspension of payments from Tricare and is subject to various refund demands from payers, which may materially impact the Company’s liquidity. During 2025 and through the third quarter of 2025, changes to certain payers’ claim submission and review practices have resulted in unanticipated denials and payment delays, which has negatively impacted our revenue. Based on the Company's cash and cash equivalents as of September 30, 2025 and the Company's current and forecasted level of operations and cash flows, management believes that our existing cash resources are not sufficient to support planned operations for the next year from the issuance of these unaudited condensed consolidated financial statements.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the consent from creditors or terminating, amending or refinancing the agreements governing the Company’s $60.0 million outstanding 2023 Convertible Senior Notes (as defined herein) which mature on May 15, 2026 and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future (such alternatives, a

“Restructuring”). The Company has retained Province, LLC as its financial advisor to assist the Company in preparing for, analyzing, evaluating and arranging discussions with its creditors, including the holders of our 2023 Convertible Senior Notes, and other stakeholders to explore several alternatives for a Restructuring. The Company has recently begun discussions with certain creditors holding the 2023 Convertible Senior Notes and anticipates beginning discussions with other stakeholders and investors with respect to a Restructuring. While certain discussions are ongoing, the Company has not reached an agreement with respect to such a Restructuring and there can be no assurances that an agreement with respect to a Restructuring will be reached in the future.

The Company has elected to not make an interest payment in the amount of approximately $1.5 million (the “Interest Payment”) due on November 15, 2025 (and payable on November 17, 2025, as November 15, 2025 is a non-business day) with respect to the 2023 Convertible Senior Notes. Under the indenture governing 2023 Convertible Senior Notes, the Company has a 30-day grace period to make the Interest Payment before such non-payment constitutes an “event of default” with respect to the 2023 Convertible Senior Notes. The Company may elect to make the Interest Payment on or prior to the expiration of the 30-day grace period. However, the failure of the Company to make the Interest Payment on or prior to the expiration of the 30-day grace period would result in an event of default with respect to the 2023 Convertible Senior Notes which may result in the acceleration of the 2023 Convertible Senior Notes and the Company filing for bankruptcy.

The Company’s unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern. The Company is subject to various demands from payers, the amount cannot be quantified and the outcome is unknown.

There can be no assurance that we will be able to amend or refinance the 2023 Convertible Senior Notes and if we are able to, that the terms will be acceptable or advantageous to us or that we will satisfactorily resolve the payment suspension and refund demands referenced above. If we are unable to redeem or refinance the 2023 Convertible Senior Notes and/or resolve the payment suspension and refund demands referenced above, this could have a material adverse impact on our operations. In addition, there can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date the unaudited condensed consolidated financial statements are issued.

If we are not successful in improving our liquidity position, we may be required to significantly scale back our operations or pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders, or file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, operating results and prospects.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (as amended, the “2024 Form 10-K”). Amounts as of December 31, 2024, are derived from those audited consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s 2024 Form 10-K.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2025 and the results of its operations and its cash flows for the periods presented. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Zynex, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are associated with the allowance for billing adjustments and uncollectible accounts receivable, the reserve for obsolete and damaged inventory, stock-based compensation, assumptions related to the valuation of long-lived assets, realizability of deferred tax assets and valuation allowances, and the evaluation of transfer and financing arrangements involving receivables.

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company classifies investments with maturities of greater than three months but less than one year as short-term investments. Short-term investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the investments until maturity. Held-to-maturity investments are carried at amortized cost. Due to the short-term nature, the carrying amounts reported in the condensed consolidated balance sheet approximate fair value. As of September 30, 2025 and December 31, 2024, the Company had no short-term investments.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived Assets

The Company records intangible assets based on estimated fair value on the date of acquisition. Long-lived assets consist of net property and equipment and intangible assets. The finite-lived intangible assets are patents and are amortized on a straight-line basis over the estimated lives of the assets.

The Company assesses impairment of long-lived assets when events or changes in circumstances indicates that the carrying value amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; (iii) or, expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life (See Note 7 – Impairment).

If the estimated future undiscounted cash flows, excluding interest charges, from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Useful lives of finite-lived intangible assets, prior to September 30, 2025 are summarized below:

Estimated
Useful Lives
in years
Patents	11

Goodwill

Goodwill is recorded as the difference between the fair value of the purchase consideration and the estimated fair value of the net identifiable tangible and intangible assets acquired.

Goodwill is not subject to amortization but is subject to impairment testing. The Company utilizes the simplified test for goodwill impairment. The amount recognized for impairment is equal to the difference between the carrying value and the asset’s fair value. The valuation methods used in the quantitative fair value assessment was a discounted cash flow method and required management to make certain assumptions and estimates regarding certain industry trends and future profitability of our reporting units. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings, or cash flows, or the development of a material adverse change in the business climate. During the quarter ended September 30, 2025, the Company transitioned to an updated methodology for estimating the fair value of its reporting unit for goodwill impairment testing. See Note 6 – Goodwill for additional details regarding this change in accounting estimate under ASC 250-10. The Company assesses goodwill for impairment at the reporting unit level. The estimates of fair value and the determination of reporting units requires management judgment (See Note 7 – Impairment).

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of disaggregated net revenues for the three and nine months ended September 30, 2025 and 2024 related to devices accounted for as purchases subject to Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”), leases subject to ASC 842 – “Leases” (“ASC 842”), and supplies (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Device revenue
Purchased	$2,477	$7,299	$11,405	$21,851
Leased	4,580	7,559	18,584	22,952
Total device revenue	$7,057	$14,858	$29,989	$44,803
Supplies revenue	6,303	35,108	32,239	101,577
Total net revenue	$13,360	$49,966	$62,228	$146,380

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

Financing Receivables

The Company may, from time to time, enter into arrangements to sell or pledge certain trade receivables to third-party financial institutions. These transactions are evaluated to determine whether they qualify for sale accounting under ASC 860, Transfers and Servicing. Transfers that do not meet the criteria for sale accounting are accounted for as secured borrowings.

Under secured borrowing arrangements, the receivables remain on the condensed consolidated balance sheet, and the cash proceeds received are recorded as a financing liability. The Company continues to carry the receivables and recognizes interest expense over the term of the related borrowing. Cash proceeds from these arrangements are presented as financing activities in the consolidated statements of cash flows.

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

Impairment and Restructuring Charges

During the quarter ended September 30, 2025, management identified indicators of impairment for the ZMS subsidiary under ASC 350-20 Intangibles – Goodwill and Other and ASC 360-10 Property, Plant and Equipment. The indicators included the decision to seek a commercialization partner for NiCO, the decision to terminate substantially all ZMS personnel, and ceased independent operations. The Company recorded an impairment of all goodwill and other assets associated with the ZMS business based on a valuation analysis of the ZMS asset group to determine fair value less cost to sell. The valuation uses a discounted cash-flow model and market approach inputs as appropriate.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

The Company currently operates as one operating segment which includes two revenue types: Devices and Supplies. While the Company discloses device and supply revenue separately, management does not consider these to be separate segments, as they are sold through the same sales channel, and supplies are contingent upon device orders. Management’s analysis and determination for allocation of resources is not analyzed or broken out by revenue streams, but as one reporting unit. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODMs are the Chief Executive Officer, Chief Financial Officer and Chief Legal Officer who review and evaluate consolidated net income for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. For financial information related to the Company’s one segment, see the condensed consolidated financial statements and related notes herein.

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

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA is reflected in the Company’s unaudited condensed consolidated financial statements for the quarter ended September 30, 2025. The OBBBA did not have a material impact on the Company’s reported results, cash flows, or financial position during the period ended September 30, 2025.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU was adopted in the quarter ended March 31, 2025 and the corresponding disclosures will be presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)   INVENTORY

The components of inventory are as follows (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$5,114	$5,525
Work-in-process	-	143
Finished goods	6,790	7,085
Inventory in transit	241	1,320
	12,145	14,073
Less: reserve	(154)	(154)
	$11,991	$13,919

(5)   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	September 30, 2025	December 31, 2024
Property and equipment
Office furniture and equipment	$2,766	$3,210
Assembly equipment	154	425
Vehicles	75	75
Leasehold improvements	1,131	1,893
Leased devices	725	815
Capital projects	4	182
Total property and equipment at cost	4,855	6,600
Less accumulated depreciation	(3,568)	(3,516)
Total property and equipment, net	$1,287	$3,084

During the quarter ended September 30, 2025 the Company recorded an impairment charge of $1.3 million on property and equipment associated with its ZMS subsidiary (See Note 7 – Impairment).

Total depreciation expense related to property and equipment was $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024, was $0.8 million and $0.7 million, respectively.

Total depreciation expense related to devices out on lease was $0.3 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense related to devices out on lease was $0.9 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation on leased units is reflected on the income statement as cost of revenue.

(6)   GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended December 31, 2021, the Company completed the acquisition of Kestrel Labs, which resulted in Goodwill of $20.4 million.

During the quarter ended September 30, 2025, the Company transitioned to an updated methodology for estimating the fair value of its reporting units for purposes of goodwill impairment testing. Previously, the Company used market capitalization as a proxy for reporting-unit fair value. The Company now estimates fair value at the reporting-unit level using discounted cash flows that incorporate the Company’s new managements’ business expectations. This refinement represents a change in accounting estimate under ASC 250-10 and was applied prospectively. The change affects goodwill impairment testing in the current and future periods.

During the quarter ended September 30, 2025 the Company recorded an impairment charge of $20.4 million on goodwill associated with ZMS (See Note 7 - Impairment).

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the summary of the Company’s intangible assets as of September 30, 2025.

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)
Acquired patents at December 31, 2024	$10,000	$(2,753)	$7,247	8.00
Amortization expense		(679)	(679)
Impairment charges	(10,000)	3,432	(6,568)
Acquired patents at September 30, 2025	$—	$—	$—	—

(7) IMPAIRMENT ASSESSMENT

During the three months ended September 30, 2025, the Company decided to seek a commercialization partner for NiCO, a multi-parameter pulse oximeter developed by ZMS, rather than pursue commercialization independently.

The assets associated with the change in commercialization strategy include property and equipment, right-of-use assets for leased facilities, definite-lived intangible assets, and goodwill associated with the ZMS business. While the Company will continue to pursue commercialization opportunities for NiCO with potential commercialization partners, this impairment reflects a change in direction for the acquired business as no assurance can be provided that the Company will be successful in attracting a commercialization partner.

During the quarter ended September 30, 2025, management identified indicators of impairment for the ZMS subsidiary under ASC 350-20 Intangibles – Goodwill and Other and ASC 360-10 Property, Plant and Equipment. The indicators included the decision to seek a commercialization partner for NiCO, the decision to terminate substantially all ZMS personnel, and the cessation of independent operations. The Company recorded an impairment of all goodwill and other assets associated with the ZMS business based on a valuation analysis of the ZMS asset group to determine fair value less cost to sell. The valuation uses a discounted cash flow model and market approach inputs as appropriate.

Based on this analysis, the Company recognized total impairment charges of $30.7 million during the quarter ended September 30, 2025, as summarized below:

Impairment
Charge
(in thousands)
Asset category
Prepaid expenses and other	$34
Property and equipment, net	1,294
Operating lease asset	2,344
Deposits	99
Intangible assets, net of accumulated amortization	6,568
Goodwill	20,401
Total impairment charge	$30,740

The impairment charges are reflected in “Impairment charges” in the unaudited condensed consolidated statements of operations. The impairment is non-cash in nature and does not impact the Company’s liquidity or compliance with debt covenants. The recorded impairment represents a full impairment of the affected asset group, and no additional write-downs are expected. No additional impairment indicators were identified for the Company’s other asset groups as of September 30, 2025. Future charges will be incurred for employee severance and facility exit costs as those actions are finalized.

(8)    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net (loss) income by the weighted-average

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings (loss) per share
Net income (loss)	$(42,914)	$2,382	$(73,343)	$3,609
Basic weighted average shares outstanding	30,314	31,775	30,721	31,960
Basic earnings (loss) per share	$(1.42)	$0.07	$(2.39)	$0.11

Diluted earnings (loss) per share
Net income (loss)	$(42,914)	$2,382	$(73,343)	$3,609
Weighted average shares outstanding	30,314	31,775	30,721	31,960
Effect of dilutive securities - options and restricted stock	—	313	—	380
Diluted weighted-average shares outstanding	30,314	32,088	30,721	32,340
Diluted earnings per share (loss)	$(1.42)	$0.07	$(2.39)	$0.11

For the three and nine months ended September 30, 2025, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential common shares outstanding would be anti-dilutive. For the three and nine months ended September 30, 2024, equity grants of 54,000 and 13,000 shares of common stock, respectively, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive.

For both the three and nine months ended September 30, 2025, and 2024 conversion options to purchase 5.6 million shares resulting from the 2023 Convertible Senior Notes, were excluded from the dilutive stock calculation because their effect would have been anti-dilutive (see Note 10 – Convertible Senior Notes).

(9) FINANCING RECEIVABLES

The Company entered into a receivable funding agreement during the third quarter of 2025 to provide near-term liquidity from medical lien receivables. Under the arrangement, the funding counterparty advances approximately 21% of billed charges for eligible receivables and will fund 18% on future receivables. The funding counterparty retains collections up to specified multiples of the advance, which range from 120% to 270%, depending on the time between funding and collection. Any amounts collected in excess of these retention thresholds are remitted back to the Company.

The agreement also contains a recourse provision that requires the Company, under certain circumstances (including disputes, litigation, or billing-related errors), to replace affected receivables or allow the counterparty to offset such amounts against future funding or distributions.

Management concluded that the transfers do not qualify for sale accounting under ASC 860, Transfers and Servicing, primarily because the recourse and offset provisions expose the Company to potential losses. Accordingly, the arrangement is accounted for as a secured borrowing, with proceeds received recorded as a liability and the related receivables remaining on the balance sheet.

As of September 30, 2025, the Company received total cash advances of $2.2 million which were recorded as a secured borrowing and included within accounts payable and accrued liabilities on the balance sheet. The underlying receivables related to billed charges of approximately $10.3 million, a significant portion of which had previously been written down or derecognized under the Company’s portfolio level accounts receivable valuation approach. Due to these prior adjustments, the carrying value of the related receivables on

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Company’s condensed consolidated balance sheet is substantially lower than the gross billed amount. The recognition of these cash advances and secured borrowings had no material impact on the Company’s condensed consolidated statements of operations.

(10)   CONVERTIBLE SENIOR NOTES

In May 2023, the Company issued $52.5 million aggregate principal amount of 5.00% Convertible Senior Notes due May 15, 2026 (the “2023 Convertible Senior Notes”). In May 2023, the Company issued an additional $7.5 million aggregate principal amount of the 2023 Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option. As of September 30, 2025 and December 31, 2024, unamortized issuance costs of $0.7 million and $1.4 million, respectively, were included on the Company’s condensed consolidated balance sheets.

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

The Company has elected to not make an interest payment in the amount of approximately $1.5 million (the “Interest Payment”) due on November 15, 2025 (and payable on November 17, 2025, as November 15, 2025 is a non-business day) with respect to the 2023 Convertible Senior Notes. Under the indenture governing 2023 Convertible Senior Notes, the Company has a 30-day grace period to make the Interest Payment before such non-payment constitutes an “event of default” with respect to the 2023 Convertible Senior Notes. The Company may elect to make the Interest Payment on or prior to the expiration of the 30-day grace period. However, the failure of the Company to make the Interest Payment on or prior to the expiration of the 30-day grace period would result in an event of default with respect to the 2023 Convertible Senior Notes which may result in the acceleration of the 2023 Convertible Senior Notes and the Company filing for bankruptcy.

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

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During both the three and nine months ended September 30, 2025 and 2024 no stock option awards were granted under the 2017 Stock Plan. At September 30, 2025, the Company had 0.3 million stock options outstanding and exercisable under the following plans:

	Outstanding Number of Options	Exercisable Number of Options
	(in thousands)	(in thousands)
Plan Category
2005 Stock Option Plan	1	1
2017 Stock Option Plan	328	328
Total	329	329

During the three and nine months ended September 30, 2025, 0.2 million and 0.4 million shares of restricted stock were granted under the 2017 Stock Plan, respectively. During the three and nine months ended September 30, 2024, 0.1 million and 0.2 million shares of restricted stock were granted to the Board of Directors and management under the 2017 Stock Plan, respectively. The fair market value of restricted shares for share-based compensation expensing is equal to the closing price of our common stock on the date of grant. The vesting on restricted stock awards typically occur quarterly over three years for the Board of Directors and quarterly or annually over two to four years for management.

The following summarizes stock-based compensation expenses recorded in the condensed consolidated statements of income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Costs of revenue - devices and supplies	$8	$10	$29	$27
Sales and marketing	(31)	125	125	492
General and administrative	340	635	1,299	1,826
Total stock-based compensation expense	$317	$770	$1,453	$2,345

The Company did not receive any proceeds related to option exercises during the three months ended September 30, 2025 and received proceeds of $0.1 million related to option exercises during the nine months ended September 30, 2025. The Company did not

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

receive any proceeds related to option exercises during the three months ended September 30, 2024 and received proceeds of $0.1 million related to option exercises during the nine months ended September 30, 2024. No stock option awards were granted by the Company during either the three or nine months ended September 30, 2025 and 2024.

A summary of stock option activity under all equity compensation plans for the nine months ended September 30, 2025, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding at December 31, 2024	335	$1.78	3.09	$2,086
Granted	—	—	—	—
Forfeited	(4)	3.13	—	—
Exercised	(2)	3.36	—	—
Outstanding and exercisable at September 30, 2025	329	$1.76	2.37	$146

A summary of restricted stock award activity under all equity compensation plans for the nine months ended September 30, 2025, is presented below:

	Number of
	Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Outstanding at December 31, 2024	499	$10.28
Granted	368	2.47
Forfeited	(109)	7.81
Vested	(211)	9.63
Outstanding at September 30, 2025	547	$5.77

As of September 30, 2025, the Company had approximately $2.6 million of unrecognized compensation expense related to stock options and restricted stock awards that will be recognized over a weighted average period of approximately 2.4 years.

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

On March 13, 2025, the disinterested members of the Board of Directors and Audit Committee approved the purchase of 1,700,000 shares of the Company’s common stock from Thomas Sandgaard, the Company’s Chairman and then-serving President,

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Chief Executive Officer and Principal Executive Officer, at the closing market price on March 13, 2025, of $2.905 per share for $4.9 million.

(13)   INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, primarily related to excess tax benefits or expense from the tax impact of restricted stock vestings, true ups related to the filed tax return, and valuation allowance charges. Discrete items adjusted for the three and nine months ended September 30, 2025, primarily related to the valuation allowance charge, were ($2.0) million and $3.5 million, respectively. For both the three and nine months ended September 30, 2024 discrete items adjusted were $0.2 million related to the tax impact of restricted stock vestings. At September 30, 2025 and 2024, the Company is estimating an annual effective tax rate of approximately 0% and 24%, respectively. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was (5%) and 25% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the Company's effective tax rate for the nine months ended September 30, 2025, compared to the same period in 2024, primarily relates to the valuation allowance related to the Company's deferred tax assets and changes in income (loss) from operations before income tax. For the three and nine months ended September 30, 2025, the Company recorded an income tax expense of approximately ($1.9) million and $3.6 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of approximately $0.8 million and $1.2 million, respectively.

The Company establishes valuation allowances for deferred income tax assets in accordance with U.S. GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, the Company considers the scheduled reversal of deferred tax liabilities and assets, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment. As of September 30, 2025, the Company determined that it was more likely than not that certain deferred tax assets would not be realized due to reductions in estimates of future profitability and disclosure related to substantial doubt about the Company's ability to continue as a going concern.

Taxes of $0.2 million and $2.1 million were paid during the nine months ended September 30, 2025 and 2024, respectively.

(14)   LEASES

The Company categorizes leases at their inception as either operating or financing leases. Leases include various office and warehouse facilities which have been categorized as operating leases while certain equipment is leased under financing leases.

During February 2023, the Company entered into a lease agreement for approximately 41,427 square feet of office space for the operations of ZMS in Englewood, CO. The lease commenced on July 1, 2023 and runs through December 31, 2028. At the expiration of the lease term the Company has the option to renew the lease for one additional five-year period. The Company is entitled to rent abatements for the first six months of the lease and tenant improvement allowances. Payments based on the initial rate of $24.75 per square foot began in January 2024. The price per square foot increases by an additional $0.50 during each subsequent twelve-month period of the lease after the abatement period. Upon lease commencement, the Company recorded an operating lease liability of $4.2 million and a corresponding right-of-use asset for $2.8 million. During the three months ended September 30, 2025, the Company recorded a $2.3 million impairment charge on right-of-use assets associated with the vacated facilities (See Note 7 – Impairment). The fair value was determined under ASC 360 using discounted cash flows of sublease income.

The Company’s operating leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring the lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s weighted average borrowing rate was determined to be 4.93% for its operating lease liabilities. The Company’s equipment lease agreements have a weighted average rate of 4.83% which was used to measure its finance lease liability.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining lease term was 2.66 years and 3.51 years for operating and finance leases, respectively, as of September 30, 2025.

As of September 30, 2025, the maturities of the Company’s future minimum lease payments were as follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
October 1, 2025 through December 31, 2025	$1,176	$145
2026	4,509	312
2027	4,319	264
2028	2,193	171
2029	—	121
Thereafter	—	—
Total undiscounted future minimum lease payments	$12,197	$1,013
Less: difference between undiscounted lease payments and discounted lease liabilities:	(836)	(90)
Total lease liabilities	$11,361	$923

The components of lease expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating lease expense
Cost of revenue - devices and supplies	$96	$94	$304	$284
General and administrative	589	563	1,726	1,715
Sales and marketing expense	215	221	630	656
Total operating lease expense	$900	$878	$2,660	$2,655

Finance lease expense
Total amortization of leased assets	$73	$54	$220	$149
Interest on lease liabilities	11	8	37	17
Total finance lease expense	$84	$62	$257	$166

(15)   CONCENTRATIONS

For the three months ended September 30, 2025, the Company sourced approximately 76% of the supplies for its electrotherapy products from five significant vendors. For the same period in 2024, the Company sourced approximately 57% of the supplies for its electrotherapy products from four significant vendors. Significant vendors provided at least 10% of the total value spent on the Company’s electrotherapy products during the period.

For the nine months ended September 30, 2025, the Company sourced approximately 44% of supplies for its electrotherapy products from three significant vendors. For the same period in 2024, the Company sourced approximately 56% of supplies for its electrotherapy products from four significant vendors.

At September 30, 2025 and December 31, 2024, the Company had no gross receivables from any third-party payers that made up over 10% of the net accounts receivable balance.

(16)   COMMITMENTS AND CONTINGENCIES

See Note 14 for details regarding commitments under the Company’s long-term leases.

From time to time, the Company may become party to various legal, regulatory, administrative proceedings and other claims in the ordinary course of business. To the extent that such claims, proceedings and/or litigation arise, management would accrue the

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

estimated exposure for such events when losses are determined to be both probable and estimable. On occasion, the Company engages outside counsel related to a broad range of topics including employment law, third-party payer matters, intellectual property, and regulatory and compliance matters.

Other than described below, the Company is currently not a party to any pending legal proceedings that would give rise to potential loss contingences that would be material to the financial statements.

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

Heid

On March 4, 2023, a class action complaint was filed against the Company in the California Superior Court, San Diego County, captioned Heid v. Zynex Medical, Inc., No. 37-2023-11832, alleging violations of the California Invasion of Privacy Act (“CIPA”), California Unfair Competition Law, invasion of privacy, intrusion upon seclusion, and seeking class certification. The complaint seeks class certification, damages and restitution, statutory damages, and costs. The Company has reached a preliminary settlement with the plantiffs that is pending court approval. The Company recorded an accrual related to this matter which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of September 30, 2025.

(17)   RELATED PARTIES

On March 13, 2025, the disinterested directors of the Board of Directors and Audit Committee approved the purchase of 1,700,000 common shares of ZYXI from Mr. Sandgaard, the Company’s Chairman and then-serving President, Chief Executive Officer and Principal Executive Officer, at the closing market price on March 13, 2025 of $2.905 per share, resulting in a total transactional value of $4,938,500.

At the time of the aforementioned transaction, the disinterested directors of the Board of Directors and Audit Committee members deemed it to be in the best interest of the Company to purchase the shares as they believe the current market price for the Company’s stock is undervalued and the Company’s cash position was such that the purchase of shares from Mr. Sandgaard was a good use of the Company’s funds at the time of each transaction. For the transaction, the following impacts were discussed before approval of the sale:

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

(18)   SUBSEQUENT EVENTS

ZMS

On October 1, 2025, the Company announced a change to its commercialization strategy for its ZMS subsidiary, which develops noninvasive, laser-based patient-monitoring technologies acquired through the December 2021 acquisition of Kestrel Labs, Inc. The Company determined it would no longer independently commercialize NiCO. Instead, the Company plans to pursue commercialization through one or more strategic partners.

ZYNEX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the actions described above, the Company incurred pre-tax asset impairment charges of $30.7 million during the three months ended September 30, 2025, primarily related to the impairment of goodwill and other assets associated with the ZMS business (See Note 7 – Impairment). As part of this initiative, the Company implemented a workforce reduction within ZMS on October 1, 2025, eliminating substantially all positions and ceasing most internal R&D and manufacturing activities. On November 1, 2025, the Company eliminated all remaining positions within ZMS and ceased independent operations. The Company also expects to incur pre-tax cash charges of approximately $0.7 million associated with severance payments to former ZMS employees in the fourth quarter of 2025.

Policy Change

Effective October 1, 2025, the Company initiated a phased implementation of a resupply policy that requires patient confirmation of current need for supplies prior to initiating shipment and billing. The Company anticipates that the policy, which is effective October 1, 2025, for a majority of payers, including all public payers, will be rolled out to all remaining payers by the end of the quarter ending December 31, 2025.

Other Subsequent Events

Other than disclosed above, there were no additional subsequent events identified through November 17, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

This quarterly report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements involve risks and uncertainties. These statements relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources, potential outcomes of the evaluation of the strategic alternatives, and our ability to continue as a going concern as well as analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may” “will” “should” “expect” “intend” “plan” “anticipate” “believe” “think” “estimate” “seek” “expect” “predict” “could” “project” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These interim financial statements and the information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 11, 2025, as subsequently amended on July 24, 2025 (the “2024 Form 10-K”) and subsequently filed reports, which have previously been filed with the Securities and Exchange Commission (the “SEC”).

Such risks and other factors also include those listed in Part II, Item 1A. “Risk Factors” and in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K, Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 filed with the SEC on July 31, 2025, Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, and our other filings with the SEC. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

The information and financial data discussed below is derived from our condensed consolidated financial statements for the quarterly period ended September 30, 2025, and 2024. The condensed consolidated financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Quarterly Report on Form 10-Q and with the annual audited consolidated financial statements, and notes to consolidated financial statements, included in the 2024 Form 10-K and subsequently filed reports, which have previously been filed with the SEC.

General

Zynex, Inc. (a Nevada corporation) has its headquarters in Englewood, Colorado. We operate in one primary business segment, medical devices which include electrotherapy and pain management products. As of September 30, 2025, the Company’s only active subsidiaries are Zynex Medical, Inc. (“ZMI,” a wholly-owned Colorado corporation) through which the Company has historically conducted most of its operations, and Zynex Monitoring Solutions, Inc. (“ZMS,” a wholly-owned Colorado corporation).

When used in this quarterly report, the terms the “Company,” “Zynex”, “we,” “us,” “ours,” and similar terms refer to Zynex, Inc., a Nevada corporation, and our wholly-owned active subsidiaries, ZMI and ZMS.

Recent Developments

Zynex Monitoring Solutions

On October 1, 2025, the Company announced a change to the commercialization stategy for its ZMS subsidiary, which develops noninvasive, laser-based patient-monitoring technologies acquired through the December 2021 acquisition of Kestrel Labs, Inc. The

Company determined it would no longer independently commercialize its NiCO™ CO-Oximeter (“NiCO”). Instead, the Company plans to pursue commercialization through one or more strategic partners.

As part of this initiative, the Company implemented a workforce reduction within ZMS on October 1, 2025, eliminating substantially all positions and ceasing most internal R&D and manufacturing activities. On November 1, 2025, the Company eliminated all remaining positions within ZMS and ceased independent operations. As a result, the Company expects to incur aggregate pre-tax cash severance charges of approximately $0.7 million in the fourth quarter of 2025. The Company recognized pre-tax non-cash asset impairment charges of $30.7 million, during the quarter ended September 30, 2025, primarily related to goodwill, definite-lived intangible assets and certain fixed assets associated with the ZMS business.

New Leadership

Effective August 18, 2025, the Company appointed Steven Dyson to serve as the Chief Executive Officer, Vikram Bajaj to serve as the Chief Financial Officer and John Bibb to serve as the Chief Legal Officer.

Chief Commercial Officer Departure

On October 8, 2025, Anna Lucsok notified the Company of her decision to resign from her position as Chief Commercial Officer of the Company, effective as of October 10, 2025.

Director Appointments

Effective October 7, 2025, the Board of Directors (the “Board”) elected Bret W. Wise to serve as a member of the Board and appointed Mr. Wise to serve as Chair of the Audit Committee of the Board and as a member of the Compensation Committee and the Nominating and Governance Committee. Effective November 11, 2025, the Board appointed Mr. Wise as a member of the Special Committee (defined below).

Effective November 11, 2025, the Board elected Paul S. Aronzon to serve as a member of the Board and appointed Mr. Aronzon to serve as the Chair of the Special Committee. Refer to Part II, Item 5. “Other Information” for additional information on the appointment of Mr. Aronzon to the Board. The Company has not yet identified a strategic transaction and there can be no assurance any such transaction will result from the Special Committee's evaluation of strategic alternatives, or the timing, terms and conditions of any such transaction.

Special Committee Formation

On November 11, 2025, the Board established a Special Committee (the “Special Committee”), with delegated authority from the Board to, among other things, review, evaluate, negotiate, and, if appropriate, approve and implement on behalf of the Board and the Company, any strategic restructuring and/or financing transactions available to the Company.

Tricare and workforce reductions

During the quarter ended March 31, 2025 the Company was notified that the Defense Health Agency (“DHA”) was temporarily suspending Tricare claims processing and payments to the Company pursuant to 32 C.F.R. § 199.9(h). DHA informed the Company that the suspension is based on allegations that the Company misrepresented claims for supplies and equipment billed to the Tricare program, that the Company misrepresented diagnoses to justify a requirement for TENS units, and that the Company lacked physician orders supporting the medical need for the replenishment of TENS supplies.

In response to the ongoing temporary suspension of payments and the related uncertainty regarding the timing of resolution, the Company implemented a workforce reduction of approximately 15% of the Company’s total number of employees during the quarter ended March 31, 2025, to align its operating expenses with current revenue levels.

In April 2025, the Company met with DHA to present evidence in opposition to the temporary Tricare payment suspension. In June 2025, DHA notified the Company that the temporary Tricare payment suspension would continue pending completion of DHA’s investigation. Also in June 2025, the Company executed a further workforce reduction affecting 86 corporate roles, representing approximately 14% of its total employees. During the quarter ended September 30, 2025, the Company determined that the prior workforce reduction had negatively impacted device orders and corresponding supplies, new patients onboarding and order completion and, as a result, rehired certain previously impacted employees to support service levels.

Tricare historically represented approximately 20-25% of the Company’s annual revenue and cash collections from Tricare were $48.8 million and $38.8 million during the years ended December 31, 2024 and 2023, respectively. Because DHA informed the Company that any participation agreement with its patients remains in full force and effect, the Company continues to support both existing patients and new patients as prescriptions are received.

During the nine months ended September 30, 2025, the Company received $2.2 million in payments from TriWest Healthcare Alliance (“TriWest”), the contractor for the Tricare West Region, and $0.6 million in payments from Humana Military, the contractor for the Tricare East Region. TriWest and Humana Military have sought repayment of these amounts. The Company reduced its revenue by $2.8 million during the quarter ended September 30, 2025 related to Tricare payments it received from TriWest and Humana Military during the time period of the Company’s Tricare payment suspension. During the nine months ended September 30, 2025, as a result of the adjustment, the Company did not recognize any revenue from Tricare, all other fulfillments and related revenue have been fully reserved and we have no reported receivables related to Tricare as of September 30, 2025.

SEC request for documents

On June 11, 2025, the Company received a voluntary (non-subpoena) request for documents from the Securities and Exchange Commission (the “SEC”) in connection with an investigation that it is conducting into the Company to determine whether violations of federal securities laws have occurred. Subsequently, on June 30, 2025 and September 4, 2025, the Company received additional voluntary requests for documents from the SEC. The Company is cooperating with the SEC in its investigation, and is, on a rolling basis, providing all responsive documents to the requests. Consistent with its cooperation with the SEC, the Company has voluntarily agreed to toll the statute of limitations applicable to matters that are the subject of the SEC’s inquiry.

RESULTS OF OPERATIONS

Summary

Net revenue was $13.4 million and $50.0 million for the three months ended September 30, 2025 and 2024, respectively, and $62.2 million and $146.4 million for the nine months ended September 30, 2025 and 2024, respectively. Net revenue decreased $36.6 million or 73% for the three months ended September 30, 2025 from the same period in 2024. For the nine months ended September 30, 2025, net revenue decreased $84.2 million or 57% compared to the same period in 2024. For the three and nine months ended September 30, 2025, device orders decreased 35% and 20%, respectively, from the same periods in 2024.

Net loss was $42.9 million for the three months ended September 30, 2025 compared with net income of $2.4 million during the same period in 2024. Net loss was $73.3 million for the nine months ended September 30, 2025 compared with net income of $3.6 million during the same period in 2024. Cash used in operating activities was $23.0 million during the nine months ended September 30, 2025 compared to cash provided by operating activities of $10.3 million during the same period in 2024. Working capital deficit was $41.8 million as of September 30, 2025 and working capital was $58.3 million as of December 31, 2024. The change in working capital primarily reflects the reclassification of the Company’s $60 million of outstanding 2023 Convertible Senior Notes (as defined herein) to current liabilities (see Note 10), cash used in operations during the nine months ended September 30, 2025, and the repurchase of $4.9 million of treasury stock.

Net Revenue

Net revenues are comprised of device and supply sales, constrained by estimated third-party payer reimbursement deductions. The reserve for billing allowance adjustments and allowance for uncollectible accounts are adjusted on an ongoing basis in conjunction with the processing of third-party payer insurance claims and other customer collection history. Product device revenue is primarily comprised of sales and rentals of our electrotherapy products and also includes private labeled rehabilitation products such as our bracing, cervical traction, lumbar support and hot/cold therapy products.

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

Net revenue decreased $36.6 million to $13.4 million for the three months ended September 30, 2025, from $50.0 million for the same period in 2024. Net revenue decreased $84.2 million or 57% to $62.2 million for the nine months ended September 30, 2025 from $146.4 million for the same period in 2024. For the three and nine months ended September 30, 2025, the decline in net revenue from the same period in 2024 is related to the Company’s temporary Tricare payment suspension, along with a $2.8 million reduction in revenue related to payments received from Tricare during the suspension period. During the pendency of the temporary Tricare payment suspension, we continue to fulfill orders related to new prescriptions for Tricare patients as well as continue to serve existing patients with needed supplies. During 2025 and through the third quarter of 2025, changes to certain payers’ claim submission and review practices have resulted in unanticipated denials and payment delays, which has negatively impacted our revenue. Additionally, workforce reductions in the first and second quarters of 2025 have negatively impacted device orders and corresponding supplies, new patients onboarding and order completion, contributing to the overall decline in net revenue during the three months ended September 30, 2025.

Device Revenue

Device revenue is related to the sale or lease of our electrotherapy or private-labeled products. Device revenue decreased $7.8 million or 53% to $7.1 million for the three months ended September 30, 2025, from $14.9 million for the same period in 2024.

Device revenue decreased $14.8 million or 33% to $30.0 million for the nine months ended September 30, 2025, from $44.8 million for the same period in 2024.

For the three and nine months ended September 30, 2025, approximately $2.0 million and $4.8 million, respectively, of the decline in device revenue from the same period in 2024 is related to the Company’s temporary Tricare payment suspension, along with the reduction in revenue related to payments received from Tricare during the suspension period. During the third quarter of 2025, changes to certain payers’ claim submission and review practices have resulted in unanticipated denials and payment delays, which has negatively impacted our revenue. Additionally, workforce reductions in the first and second quarters of 2025 have negatively impacted device orders and corresponding supplies, new patients onboarding and order completion, contributing to the overall decline in device revenue during the three and nine months ended September 30, 2025, respectively.

Supplies Revenue

Supplies revenue is related to the sale of supplies, primarily electrodes and batteries, for our electrotherapy products. Supplies revenue decreased $28.8 million or 82% to $6.3 million for the three months ended September 30, 2025, from $35.1 million for the same period in 2024.

Supplies revenue decreased $69.3 million or 68% to $32.2 million for the nine months ended September 30, 2025, from $101.6 million for the same period in 2024.

Approximately $13.3 million and $32.9 million of the decrease in supplies revenue during the three and nine months ended September 30, 2025, respectively, is related to the Company’s temporary Tricare payment suspension, revenue reduction related to payments received from Tricare during the suspension period, payer policy changes, payer prepayment reviews, along with a revised resupply process that is resulting in fewer shipments and bills submitted. Additionally, workforce reductions in the first and second quarters of 2025 have negatively impacted device orders and corresponding supplies, new patients onboarding and order completion, contributing to the overall decline in supplies revenue during the three and nine months ended September 30, 2025, respectively.

Operating Expenses

Cost of Revenue – Devices and Supplies

Cost of revenue – devices and supplies consist primarily of device and supply costs, facilities, operations labor and overhead, shipping and depreciation. Cost of revenue for the three months ended September 30, 2025 decreased $4.9 million or 48% to $5.3 million from $10.2 million from the same period in 2024. As a percentage of revenue, cost of revenue – devices and supplies increased to 40% from 20% for the three months ended September 30, 2025 and 2024, respectively.

Cost of revenue for the nine months ended September 30, 2025 decreased $8.7 million or 30% to $20.7 million from $29.4 million for the same period in 2024. As a percentage of revenue, cost of revenue – device and supplies increased to 33% from 20% for the nine months ended September 30, 2025 and 2024.

The decrease in cost of revenue – device and supplies in the three and nine months ended September 30, 2025 and 2024 is due to lower orders and fewer products shipped. The increase in cost of revenue – devices and supplies as percentage of revenue for the three and nine months ended September 30, 2025 compared to the same periods in 2024 is due to the decrease in revenue, decreased revenue related to the Tricare revenue adjustment which had no corresponding decrease to cost of revenue, and less volume in our production facility to absorb fixed costs.

Sales and Marketing Expense

Sales and marketing expenses primarily consist of employee-related costs, including commissions and other direct costs associated with these personnel including travel expenses, marketing, and related expenses.

Sales and marketing expense for the three months ended September 30, 2025 decreased $11.2 million or 54% to $9.5 million from $20.7 million for the same period in 2024. The decrease in sales and marketing expense is primarily due to lower employee compensation expenses related to decreased headcount in the sales force. As a percentage of revenue, sales and marketing expense increased to 71% from 41% for the three months ended September 30, 2025 and 2024, respectively, primarily due to the decreased revenue during the period.

Sales and marketing expense for the nine months ended September 30, 2025 decreased $28.1 million or 42% to $39.2 million from $67.3 million for the same period in 2024. The decrease in sales and marketing expense is primarily due to lower employee compensation expenses related to decreased headcount in the sales force and associated expenses. As a percentage of revenue, sales and marketing expense increased to 63% from 46% for the nine months ended September 30, 2025 and 2024, respectively. The increase as a percentage of revenue is primarily due to the decrease in revenue during the period.

General and Administrative Expense

General and administrative expenses primarily consist of employee-related costs, and other direct costs associated with these personnel including facilities, travel expenses, professional fees, depreciation, and amortization. General and administrative expense for the three months ended September 30, 2025 decreased $3.5 million or 23% to $11.8 million from $15.3 million for the same period in 2024. As a percentage of revenue, general and administrative expense increased to 88% for the three months ended September 30, 2025 from 31% for the same period in 2024.

General and administrative expense for the nine months ended September 30, 2025 decreased $4.2 million or 10% to $38.9 million from $43.1 million for the same period in 2024. As a percentage of revenue, general and administrative expense increased to 63% for the nine months ended September 30, 2025 from 29% for the same period in 2024.

The decrease in general and administrative expense for the three and nine months ended September 30, 2025 compared to the same periods in 2024 are primarily due to lower headcount within the Company’s billing and corporate departments, partially offset by increased professional fees. The increase as a percentage of revenue is primarily due to decreased revenue.

Impairment charges

During the quarter ended September 30, 2025, the Company identified indicators of impairment related to its ZMS subsidiary following management’s decision to discontinue internal commercialization efforts for NiCO and to pursue strategic commercial partnership opportunities for those technologies. As a result, the Company recorded non-cash impairment charges totaling $30.7 million during the three months ending September 30, 2025. The impairment primarily related to the write-down of goodwill and intangible assets recognized in connection with the December 2021 acquisition of Kestrel Labs, Inc., and other long-term assets held at ZMS. Management does not expect further material impairment related to the ZMS business at this time.

Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 4% and (5)% the three and nine months ended September 30, 2025, respectively. Discrete items adjusted, primarily related to the valuation allowance charge, were ($2.0) million and $3.5 million, for the three and nine months ended September 30, 2025, respectively. Discrete items adjusted, primarily related to the tax impact of restricted stock vestings, were $0.2 million for both the three and nine months ended September 30, 2024. The Company recorded income tax expense of $1.9 million and $3.6 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of approximately $0.8 million and $1.2 million, respectively.

Liquidity and Capital Resources

Our future results are subject to substantial risks and uncertainties. We have historically financed operations through cash flows from operations, debt and equity transactions. At September 30, 2025, our principal source of liquidity was $13.3 million in cash and cash equivalents and $6.7 million in net accounts receivable, less amounts sold under our Secured Borrowing (see Note 9). See “— Liquidity and Going Concern” below.

Net cash used in operating activities for the nine months ended September 30, 2025 was $23.0 million compared with net cash provided by operating activities of $10.3 million for the nine months ended September 30, 2024. The decrease in our cash provided by operating activities for the nine months ended September 30, 2025 was primarily due to lower net income as result of the Company’s temporary Tricare payment suspension and reduced revenue, partially offset by a decrease in accounts receivable for the nine months ended September 30, 2025 compared to the same period in 2024.

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $0.2 million and $0.4 million, respectively. Cash used in investing activities for the nine months ended September 30, 2025 and 2024 was primarily related to the purchases of property and equipment related to ZMS.

Net cash used in financing activities for the nine months ended September 30, 2025 was $3.1 million compared with net cash used in financing activities of $16.9 million for the same period in 2024. Net cash used in financing activities for the nine months ended September 30, 2025 was primarily due to purchases of $4.9 million in treasury stock. Net cash used in financing activities for the nine months ended September 30, 2024 was primarily due to purchases of treasury stock of $15.6 million.

During the third quarter of 2025, the Company entered into a receivable funding program designed to enhance liquidity by monetizing a portion of its medical lien receivables. The program provides cash advances of approximately 21% of billed charges, with the funding counterparty retaining a share of future collections based on the timing of recovery. Because the arrangement includes limited recourse and offset provisions, it is accounted for as a financing rather than a sale of receivables.

At September 30, 2025, total advances outstanding under the arrangement were approximately $2.2 million, secured by receivables with aggregate billed charges of about $10.3 million. A significant portion of the receivables had already been written down through the Company’s accounts receivable valuation process prior to funding. The effective cost of the arrangement will vary with the timing of collections, and longer collection cycles are expected to result in higher implied financing rates.

Liquidity and Going Concern

The Company has incurred net losses of $73.3 million for the nine months ended September 30, 2025 compared with net income of $3.6 million during the same period in 2024. As of September 30, 2025, the Company had $13.3 million in cash and cash equivalents and $6.7 million in accounts receivable. As discussed herein, the Company is also subject to an ongoing suspension of payments from Tricare and is subject to various refund demands from payers, which may materially impact the Company’s liquidity. During 2025 and through the third quarter of 2025, changes to certain payers’ claim submission and review practices have resulted in unanticipated denials and payment delays, which has negatively impacted our revenue. Based on the Company's cash and cash equivalents as of September 30, 2025 and the Company's current and forecasted level of operations and cash flows, management believes that our existing cash resources are not sufficient to support planned operations for at least the next year from the issuance of the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the consent from creditors or terminating, amending or refinancing the agreements governing the Company’s $60.0 million outstanding 2023 Convertible Senior Notes (as defined herein) which mature on May 15, 2026 and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future (such alternatives, a “Restructuring”). The Company has retained Province, LLC as its financial advisor to assist the Company in preparing for, analyzing, evaluating and arranging discussions with its creditors, including the holders of our 2023 Convertible Senior Notes, and other stakeholders to explore several alternatives for a Restructuring. The Company has recently begun discussions with certain creditors holding the 2023 Convertible Senior Notes and anticipates beginning discussions with other stakeholders and investors with respect to a Restructuring. While certain discussions are ongoing, the Company has not reached an agreement with respect to such a Restructuring and there can be no assurances that an agreement with respect to a Restructuring will be reached in the future.

The Company has elected to not make an interest payment in the amount of approximately $1.5 million (the “Interest Payment”) due on November 15, 2025 (and payable on November 17, 2025, as November 15, 2025 is a non-business day) with respect to the 2023 Convertible Senior Notes. Under the indenture governing 2023 Convertible Senior Notes, the Company has a 30-day grace period to make the Interest Payment before such non-payment constitutes an “event of default” with respect to the 2023 Convertible Senior Notes. The Company may elect to make the Interest Payment on or prior to the expiration of the 30-day grace period. However, the failure of the Company to make the Interest Payment on or prior to the expiration of the 30-day grace period would result in an event of default with respect to the 2023 Convertible Senior Notes which may result in the acceleration of the 2023 Convertible Senior Notes and the Company filing for bankruptcy.

The Company’s unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern. The Company is subject to various demands from payers, the amount cannot be quantified and the outcome is unknown.

There can be no assurance that we will be able to amend or refinance the 2023 Convertible Senior Notes and if we are able to, that the terms will be acceptable or advantageous to us or that we will satisfactorily resolve the payment suspension and refund demands referenced above. If we are unable to redeem or refinance the 2023 Convertible Senior Notes and/or resolve the payment suspension and refund demands referenced above, this could have a material adverse impact on our operations. In addition, there can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date the unaudited condensed consolidated financial statements are issued.

If we are not successful in improving our liquidity position, we may be required to significantly scale back our operations or pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders, or file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, operating results and prospects.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 2024 Form 10-K and Note 2 to the unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, as of September 30, 2025. Based on management’s review, with participation of our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control

As previously disclosed, we identified a material weakness related to Information Technology General Controls (“ITGCs”) that were not designed and operating effectively to ensure IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results. Our management concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2024, was audited by Marcum LLP as stated in their report, which is included in Item 8 of the Annual Report on Form 10-K.

Remediation Plan

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management will take comprehensive actions to remediate the material weakness in internal control over financial reporting. The Company has implemented new systems for enterprise resource planning (ERP), accounts payable processing, and warehouse management, and intends to develop a remediation plan to address the remaining material weakness described above.

Changes in Internal Control over Financial Reporting

Except for the actions referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Putative Class Action Complaint

On March 20, 2025, a putative Zynex shareholder filed a securities fraud class action against the Company, its Chairman and former CEO Thomas Sandgaard, and former CFO Daniel Moorhead, in the U.S. District Court for the District of Colorado, captioned Tuncel v. Zynex Inc. et al., No. 25-cv-913 (the “Securities Class Action”). The complaint alleges that Zynex and the individual defendants made materially misleading statements that failed to disclose the Company’s participation in an alleged oversupply scheme that artificially inflated the Company’s revenue and exposed the Company to adverse consequences, including scrutiny from insurers, including Tricare, removal from insurance networks and government penalties. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5 thereunder. The complaint seeks class certification and unspecified damages.

Shareholder Derivative Complaints

On July 9, 2025, a shareholder derivative action was filed against the Company’s Chairman and former CEO Thomas Sandgaard, the Company’s former CFO, Daniel Moorhead, and outside directors Joshua Disbrow, Michael Cress, and Barry Michaels, in the U.S. District Court for the District of Colorado, captioned Ayers v. Sandgaard et al, No. 25-cv-2117. The Company is a nominal defendant. The complaint alleges breaches of fiduciary duties, the aiding and abetting thereof, waste of corporate assets, unjust enrichment, gross mismanagement, and/or the aiding and abetting thereof, as well as violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks damages, including restitution and disgorgement of all profits – including benefits, performance-based, valuation-based, other compensation, and insider proceeds – obtained by the individual defendants due to their allegedly wrongful conduct and breach of fiduciary duties, and an order directing defendants to take necessary steps to reform the Company’s corporate governance and internal control procedures.

On August 12, 2025, a second shareholder derivative action was filed against the same set of defendants, in the U.S. District Court for the District of Colorado, captioned Graziano v. Sandgaard et al, No. 25-cv-2499, alleging substantially the same claims as in the Ayers action and seeking similar damages. On October 3, 2025, plaintiff filed an unopposed motion to consolidate the Graziano action with the Ayers action. Also on October 3, 2025, plaintiff and the Company filed an agreed motion to temporarily stay the derivative actions in favor of the pending Securities Class Action.

On November 14, 2025, a third shareholder derivative action was filed against the same set of defendants, in the District Court for the County of Arapahoe, Colorado, captioned Arbel v. Sandgaard et al, No. 2025CV032793, alleging substantially the same claims as in the Ayers and Graziano actions described above and seeking similar damages.

Allstate

On September 4, 2025, Allstate Insurance Company and affiliated entities filed an action against Thomas Sandgaard, Dan Moorhead, and Anna Lucsok, former officers of the Company, and the Company, in the U.S. District Court for the Eastern District of New York, No. 25-cv-4915, alleging violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), the Colorado Organized Crime Control Act, fraud, and unjust enrichment. On October 8, 2025, an amended complaint was filed. The amended complaint references allegations made in the shareholder class action complaint and the shareholder derivative complaints. The amended complaint seeks declaratory relief, injunctive relief, actual damages, treble damages, punitive damages, and costs.

Hunt

On April 25, 2025, Christian Hunt filed an action against Thomas Sandgaard, Chairman and former CEO of the Company, the Company and its affiliates, in the Colorado District Court, Denver County, No. 2024CV31257, alleging breach of fiduciary duties, fraudulent nondisclosure and concealment, and false representation relating to Mr. Hunt’s alleged $20,000 investment in OR Surgical, Inc. in 1999. OR Surgical, Inc. is an entity unaffiliated with the Company that was dissolved in 2008. The complaint seeks compensatory and punitive damages and costs. The parties have reached a settlement in principle regarding this dispute and are currently working to finalize the terms.

Maloney

On September 15, 2025, Raelynn Maloney filed an action against Thomas Sandgaard, Chairman and former CEO of the Company, the Company and its affiliates, and unaffiliated entities Sandgaard Capital, LLC and Sandgaard Holdings LLC, in the Colorado District Court, Douglas County, No. 2025CV30988, alleging unjust enrichment, false representation, and negligent and intentional infliction of emotional distress. The complaint seeks judgment against defendants, damages, and costs.

Heid – (already accrued)

On March 4, 2023, a class action complaint was filed against the Company in the California Superior Court, San Diego County, captioned Heid v. Zynex Medical, Inc., No. 37-2023-11832, alleging violations of the California Invasion of Privacy Act (“CIPA”), California Unfair Competition Law, invasion of privacy, intrusion upon seclusion, and seeking class certification. The complaint seeks class certification, damages and restitution, statutory damages, and costs. The Company has reached a preliminary settlement with the plantiffs that is pending court approval. The Company recorded an accrual related to this matter which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of September 30, 2025.

Ramirez

On May 30, 2024, a class action complaint was filed against the Company in the California Superior Court, Santa Clara County, captioned Melissa Ramirez v. Zynex Medical, Inc., No. 24CV440194, alleging failure to pay earned wages, timely pay wages, reimburse for business expenses, and derivative claims under California law and seeking to pursue claims under the California Private Attorneys General Act (“PAGA”). The complaint seeks class certification, unpaid wages, statutory penalties, compensatory, consequential, general, and special damages, and costs.

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

The implementation of significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, significant new tariffs on goods imported into the U.S., have introduced uncertainty to our business and will increase the cost of our manufactured products and components sourced outside of the U.S., which will result in an increase to our cost of revenue and a reduction in our gross margin. In response, China announced additional tariffs on U.S. goods and new export control restrictions. The imposition of additional tariffs or other trade barriers by countries outside of the U.S. may increase our costs in these markets, and to the extent these increased costs will impact our cost of revenue and our gross margin.

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

The Tricare Payment Suspension has, and may in the future, have a material adverse impact on our revenues and profits and overall liquidity position.

During the quarter ended March 31, 2025 the Company was notified that the Defense Health Agency (“DHA”) was temporarily suspending Tricare claims processing and payments to the Company pursuant to 32 C.F.R. § 199.9(h). DHA informed the Company that the suspension is based on allegations that the Company misrepresented claims for supplies and equipment billed to the Tricare program, that the Company misrepresented diagnoses to justify a requirement for TENS units, and that the Company lacked physician orders supporting the medical need for the replenishment of TENS supplies.

In April 2025, the Company met with DHA to present evidence in opposition to the temporary Tricare payment suspension. In June 2025, DHA notified the Company that the Tricare payment suspension will continue pending completion of DHA’s investigation. Tricare historically represented approximately 20-25% of the Company’s annual revenue and cash collections from Tricare were $48.8 million and $38.8 million during the years ended December 31, 2024 and 2023, respectively. Because DHA informed the Company that any participation agreement with its patients remains in full force and effect, the Company continues to support both existing patients and new patients as prescriptions are received.

During the nine months ended September 30, 2025, the Company received $2.2 million in payments from TriWest Healthcare Alliance (“TriWest”), the contractor for the Tricare West Region, and $0.6 million in payments from Humana Military, the contractor for the Tricare East Region. TriWest and Humana Military have sought repayment of these amounts. The Company reduced its revenue by $2.8 million during the quarter ended September 30, 2025 related to Tricare payments it received from TriWest and Humana Military during the time period of the Company’s Tricare payment suspension. During the nine months ended September 30, 2025, as a result of the adjustment, the Company did not recognize any revenue from Tricare, all other fulfillments and related revenue have been fully reserved and we have no reported receivables related to Tricare as of September 30, 2025.

There can be no assurance that we will satisfactorily resolve the Tricare payment suspension, which has resulted and may in the future result in a material adverse impact on our revenues and profits and overall liquidity position.

Our management has concluded that we may not be able to continue as a going concern if we are not able to raise sufficient capital, reduce expenditures and/or execute on its business plan.

We have incurred net losses of $73.3 million for the nine months ended September 30, 2025 compared with net income of $3.6 million during the same period in 2024. As of September 30, 2025, we had $13.3 million in cash and cash equivalents and $6.7 million in accounts receivable. The Company is also subject to an ongoing suspension of payments from Tricare and is subject to various refund demands from payers, which may materially impact the Company’s liquidity. During 2025 and through the third quarter of 2025, changes to certain payers’ claim submission and review practices have resulted in unanticipated denials and payment delays, which has negatively impacted our revenue. Based on the Company's cash and cash equivalents as of September 30, 2025, the Company's current and forecasted level of operations and cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the consent from creditors or terminating, amending or refinancing the agreements governing the Company’s 2023 Convertible Senior Notes and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future (such alternatives, a “Restructuring”).

The Company has retained Province, LLC as its financial advisor to assist the Company in preparing for, analyzing, evaluating and arranging discussions with its creditors, including the holders of our 2023 Convertible Senior Notes, and other stakeholders to explore several alternatives for a Restructuring. The Company has recently begun discussions with certain creditors holding the 2023 Convertible Senior Notes and anticipates beginning discussions with other stakeholders and investors with respect to a Restructuring. While certain discussions are ongoing, the Company has not reached an agreement with respect to such a Restructuring and there can be no assurances that an agreement with respect to a Restructuring will be reached in the future.

The Company has elected to not make an interest payment in the amount of approximately $1.5 million (the “Interest Payment”) due on November 15, 2025 (and payable on November 17, 2025, as November 15, 2025 is a non-business day) with respect to the 2023 Convertible Senior Notes. Under the indenture governing 2023 Convertible Senior Notes, the Company has a 30-day grace period to make the Interest Payment before such non-payment constitutes an “event of default” with respect to the 2023 Convertible Senior Notes. The Company may elect to make the Interest Payment on or prior to the expiration of the 30-day grace period. However, the failure of the Company to make the Interest Payment on or prior to the expiration of the 30-day grace period would result in an event of default with respect to the 2023 Convertible Senior Notes which may result in the acceleration of the 2023 Convertible Senior Notes and the Company filing for bankruptcy.

Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

There can be no assurance that we will be able to amend or refinance the 2023 Convertible Senior Notes and if we are able to, that the terms will be acceptable or advantageous to us or that we will satisfactorily resolve the Tricare payment suspension and payer refund demands. If we are unable to redeem or refinance the 2023 Convertible Senior Notes and/or resolve the payment suspension and refund demands it could have a material adverse impact on our operations. In addition, there can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

Our business, financial condition and results of operations could be materially adversely affected by unfavorable results in pending or future litigation, regulatory investigations, and other legal matters. In March 2025, a securities fraud class action was filed against us, our Chairman and former Chief Executive Officer, Thomas Sandgaard, and Chief Financial Officer, Daniel Moorhead, which alleges in part that we and the individual defendants made materially misleading statements that failed to disclose the Company’s participation in an alleged oversupply scheme that artificially inflated its revenue and exposed the Company to adverse consequences, including scrutiny from insurers, including Tricare, removal from insurance networks and government penalties. The complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In addition, on July 9, 2025 and August 12 2025, shareholder derivatives actions were filed against Messrs. Sandgaard, and Moorhead and our directors alleging breaches of fiduciary duties, and/or the aiding and abetting thereof, waste of corporate assets, unjust enrichment, gross mismanagement, as well as violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934. We intend to vigorously defend the claims made in these lawsuits; however, the ultimate resolution cannot be predicted, and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation.

Also, beginning in June 2025, we received a series of voluntary (non-subpoena) requests for documents from the SEC in connection with an investigation that it is conducting into the Company to determine whether violations of federal securities laws have occurred. We are cooperating with the SEC in its investigation, and are, on a rolling basis, providing all responsive documents to the requests. We cannot predict the outcome of any particular proceeding, or whether the SEC investigation will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, or civil proceedings against us or members of our senior management.

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

Our strategic decision to discontinue internal commercialization efforts and pursue strategic commercial partnership opportunities for NiCO has, and may in the future, impact results of operations and growth strategy.

In December 2021, ZMS acquired Kestrel Labs Inc. and completed its integration into the ZMS organization in early 2022. Through ZMS, we have been developing noninvasive, laser-based patient-monitoring technologies, including NiCO acquired in our acquisition of Kestrel. On October 1, 2025, we announced our determination that we would no longer independently commercialize NiCO and would instead pursue commercialization through one or more strategic partners. In connection with this determination, we implemented a workforce reduction within ZMS, eliminating all positions and ceased independent operations. As a result, we recorded non-cash impairment charges totaling $30.7 million during the three months ending September 30, 2025 primarily related to the write-down of goodwill and intangible assets recognized in connection with our acquisition of Kestrel Labs, Inc., and other long-term assets held at ZMS.

Further, there can be no assurance that we will be able to find a third-party commercialization partner for these technologies or enter into a strategic partnership on acceptable terms to us or at all. We may face significant competition in seeking appropriate strategic partners, and the negotiation process may be time-consuming and complex. In addition, we may not be successful in our efforts to establish a strategic partnership or other collaboration or license arrangements for NiCO because such technologies may be deemed to be at too early of a stage of development or regulatory approval for collaborative effort, and third parties may not view such technologies as having the requisite potential to demonstrate safety and efficacy to obtain marketing approval and economic viability.

Even if we are successful in establishing a strategic partnership, licensing agreement or other collaboration, the terms that we agree upon may not be as favorable as expected and we cannot be certain that we will achieve expected revenue or strategic benefit that justifies such an arrangement. In addition, we may not be able to maintain such strategic partnership or realize the expected benefits thereof if, for example, development or regulatory approval of a device is delayed or sales of an approved device are disappointing. Any delay in entering into strategic partnership agreements could delay the development and commercialization of these devices and reduce their competitiveness even if they reach the market. Each of the foregoing factors could adversely affect our business, financial condition and results of operations.

Other than disclosed above, there have been no other material changes from the risk factors previously disclosed in our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

(a)

Non-Payment of Interest

The Company has elected to not make an interest payment in the amount of approximately $1.5 million (the “Interest Payment”) due on November 15, 2025 (and payable on November 17, 2025, as November 15, 2025 is a non-business day) with respect to the Company’s 5.00% Convertible Senior Notes due May 15, 2026 (the “2023 Convertible Senior Notes”). Under the indenture governing 2023 Convertible Senior Notes, the Company has a 30-day grace period to make the Interest Payment before such non-payment constitutes an “event of default” with respect to the 2023 Convertible Senior Notes. The Company may elect to make the Interest Payment on or prior to the expiration of the 30-day grace period. However, the failure of the Company to make the Interest Payment on or prior to the expiration of the 30-day grace period would result in an event of default with respect to the 2023 Convertible Senior Notes which may result in the acceleration of the 2023 Convertible Senior Notes and the Company filing for bankruptcy.

Director Appointment and Formation of Special Committee

On November 11, 2025, the Board approved an increase in the number of directors constituting the full Board from six to seven and elected Paul S. Aronzon to fill the vacancy created by such increase, effective November 11, 2025, to serve for a term expiring at the Company’s 2026 annual meeting of stockholders and until his successor is duly elected and qualified or until the earlier of his resignation or removal. Effective November 11, 2025, Mr. Aronzon was also appointed to serve as the Chair of the newly constituted Special Committee of the Board, discussed further below.

Mr. Aronzon, age 70, has served as the managing member of PSA Consulting, LLC, a consulting firm, since 2019. Previously, Mr. Aronzon served as co-managing partner at the Los Angeles office of Milbank, Tweed, Hadley & McCloy LLP’s (“Milbank”), an international law firm, and co-leader of Milbank’s global financial restructuring group from 2008 to 2019, and executive vice president and managing director at Imperial Capital LLC, an investment banking firm, from 2006 to 2008. With more than 40 years of experience, he has worked as a leading consultant in corporate restructurings and reorganizations, with extensive experience in advising companies, boards of directors and advisory committees to boards of directors, independent directors, sponsors, debtors, creditors, debt acquirers, assets or companies and other parties in cases of reorganization and recapitalization operations. He received a Bachelor of Arts in Political Science from California State University at Northridge and a Juris Doctor from Southwestern University School of Law.

The selection of Mr. Aronzon to serve as a director of the Company was not pursuant to any arrangement or understanding with any other person. There are no family relationships between Mr. Aronzon and any director or executive officer of the Company and there are no transactions between Mr. Aronzon and the Company that would be required to be reported under Item 404(a) of Regulation S-K.

In connection with his appointment to the Board, Mr. Aronzon entered into a director agreement with the Company, dated as of November 11, 2025, pursuant to which the Company agreed to pay Mr. Aronzon (a) $45,000 per month, (b) a per diem amount of $5,000 under certain specified limited, non-ordinary course circumstances, and (c) reimbursement of all reasonable and documented expenses incurred in connection with his service to the Company as a director, until the termination of his service as a director. For the duration of Mr. Aronzon’s service on the Special Committee, the foregoing compensatory arrangement for Mr. Aronzon will replace any compensation for which a non-employee director would otherwise be eligible under the Company’s currently applicable non-employee director compensation plan.

Mr. Aronzon has also entered into the Company’s standard form indemnification agreement in the form filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2025.

On November 11, 2025, the Board established the Special Committee, with delegated authority from the Board to, among other things, review, evaluate, negotiate, and, if appropriate, approve and implement on behalf of the Board and the Company, any strategic restructuring and/or financing transactions available to the Company. Effective November 11, 2025, Bret Wise was also appointed as a member of the Special Committee. The Company has not yet identified a strategic transaction and there can be no assurance any such transaction will result from the Special Committee's evaluation of strategic alternatives, or the timing, terms and conditions of any such transaction.

(c)

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2008)

10.1*	Employment Agreement, dated August 18, 2025, between Zynex, Inc. and Vikram Singh Bajaj

10.2*	Employment Agreement, dated August 18, 2025, between Zynex, Inc. and John T. Bibb

10.3*	Independent Contractor Agreement, dated September 1, 2025, between Zynex, Inc. and Daniel Moorhead

10.4*	Separation Agreement, dated October 27, 2025, between Zynex Medical, Inc. and Anna Lucsok

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

The agreements filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements themselves, and you should not rely on them other than for that purpose. In particular, any representations and warranties made by us in these agreements were made solely within the specific context of the relevant agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNEX, INC.

/s/ Vikram Bajaj
Dated: November 17, 2025	Vikram Bajaj
Chief Financial Officer
(Principal Financial and Accounting Officer)